Form 10-Q
period 1998-03-31
NEWMARK HOMES CORP
filed 1998-05-05
CIK 1046578

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -----------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
For the quarterly period ended     March 31, 1998
                                   --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
For the transition period from                         to
                                ---------------------       -------------------

                       Commission file number:  000-23677


                              NEWMARK HOMES CORP.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Nevada                                   76-0460831
-------------------------------------------------------------------------------
 (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

1200 Soldiers Field Drive, Sugar Land, Texas                     76459
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, Including Area Code          (281) 243-0100
                                                    ---------------------------

-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


     Indicate by check [X] whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes       No  X
                                                               ------   ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                             Yes        No
                                                     -------    -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.01 per share, 11,500,000 shares outstanding as of April 30, 1998.

                              NEWMARK HOMES CORP.
                                     INDEX





PART I.  FINANCIAL INFORMATION                                                     PAGE
         ITEM 1. FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheet                                 2
              Condensed Consolidated Statement of Operations                       3
              Condensed Consolidated Statement of Stockholders' Equity             4
              Condensed Consolidated Statement of Cash Flows                       5
              Condensed Notes to Consolidated Financial Statements                 6

         ITEM 2.

              Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                     9


PART II.  OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS - None.

         ITEM 2. CHANGE IN SECURITIES - None.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

         ITEM 5. OTHER INFORMATION - None.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (a)     Exhibits
                         Exhibit 27 - Financial Data Schedule

                 (b)     Reports on Form 8-K
                         The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1998.


         SIGNATURES                                                                13


                         PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                ASSETS                                  MARCH 31,  DECEMBER 31,
                                                                          1998         1997
                                                                      ------------  ---------
                                                                       (unaudited)

Cash .............................................................     $  4,212     $    746
Receivables ......................................................        7,194        1,729
Inventory ........................................................      164,610      103,010
Investment in unconsolidated subsidiaries ........................          208          327
Other assets, net ................................................        7,685        5,854
Goodwill, net of accumulated amortization of $4,123 and $3,773 in
     1998 and 1997, respectively .................................       37,730       27,547
                                                                       --------     --------
                          Total assets                                 $221,639     $139,213
                                                                       ========     ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Construction loans payable .......................................     $ 98,526     $ 66,100
Acquisition notes payable ........................................       16,672         --
Other payables to affiliates .....................................          909        1,775
Accounts payable and accrued liabilities .........................       19,645       10,963
Other liabilities ................................................       10,172        4,684
                                                                       --------     --------
                          Total liabilities                             145,924       83,522
                                                                       --------     --------


Stockholders' equity:
     Common stock -- $.01 par value; 30,000,000 shares authorized,
          9,200,000 at December 31, 1997, and 11,200,000 at
          March 31, 1998, issued and outstanding .................          112           92
     Additional paid-in capital ..................................       70,893       52,165
     Retained earnings ...........................................        4,710        3,434
                                                                       --------     --------
                          Total stockholders' equity                     75,715       55,691



                                                                       --------     --------
                  Total liabilities and stockholders' equity           $221,639     $139,213
                                                                       ========     ========



  See accompanying notes to the condensed consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                 --------------

                                                             1998              1997
                                                            ------            ------

Revenues ..........................................     $    69,195      $    46,241
Cost of sales .....................................          57,740           37,555
                                                        -----------      -----------

Gross profit ......................................          11,455            8,686
Equity in earnings from unconsolidated subsidiaries             108               33
Selling, general and administrative expenses ......          (8,137)          (5,644)
Depreciation and amortization .....................            (725)            (399)
                                                        -----------      -----------
     Operating income .............................           2,701            2,676
Other income (expense):
     Interest expense .............................            (825)            (420)
     Other income, net ............................             165              168
                                                        -----------      -----------

          Income before income taxes ..............           2,041            2,424
Income taxes ......................................             765              948
                                                        -----------      -----------
          Net income...............................     $     1,276      $     1,476

                                                        ===========      ===========

Earnings per common share:
     Basic ........................................     $       .13      $       .16
                                                        ===========      ===========
Weighted average number of shares of common
     stock equivalents outstanding: ...............       9,622,222        9,200,000
     Basic ........................................     ===========      ===========


  See accompanying notes to the condensed consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                              ADDITIONAL
                                                  COMMON       PAID-IN     RETAINED
                                                  STOCK        CAPITAL     EARNINGS        TOTAL
                                                 --------     --------     ---------      --------
Balance, December 31, 1996 .................     $     92     $ 42,415      $  1,422      $ 43,929
Capital contribution .......................                        24                          24
Dividends paid .............................                         .          (480)         (480)
Net income .................................                                   1,476         1,476
                                                 --------     --------      --------      --------
Balance, March 31, 1997 ....................     $     92     $ 42,439      $  2,418      $ 44,949
                                                 ========     ========      ========      ========




Balance, December 31, 1997 .................     $     92     $ 52,165      $  3,434      $ 55,691
Initial public offering of common stock, net
      of  issuance of costs of $2,554,000,
      March 13, 1998 .......................           20       18,426                      18,446
Capital contribution .......................                       302                         302
Net income .................................                                   1,276         1,276
                                                 --------     --------      --------      --------
Balance, March 31, 1998 ....................     $    112     $ 70,893      $  4,710      $ 75,715
                                                 ========     ========      ========      ========



  See accompanying notes to the condensed consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                THREE MONTHS
                                                                               ENDED MARCH 31,

                                                                              1998          1997
                                                                           ----------    ---------
Cash flows from operating activities:
   Net income ........................................................     $  1,276      $  1,476
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization ...................................          725           399
     Net (gain) loss on sale of property, premises and equipment .....           13            37
     Equity in earnings from unconsolidated subsidiaries .............         (108)          (27)
     Changes in operating assets and liabilities, net  of effects from purchase of Westbrooke Communities Inc.:
         Inventory and land held for development, net ................      (19,711)       (6,718)
         Receivables .................................................       (3,925)         (163)
         Other assets ................................................        1,168          (763)
         Payable to affiliates .......................................         (866)           52
         Accounts payable and accrued liabilities ....................         (360)         (310)
         Other liabilities ...........................................        5,488           271
                                                                           --------      --------
         Net cash used in operating activities .......................      (16,300)       (5,746)
                                                                           --------      --------

Cash flows from investing activities:
   Purchases of property, premises and equipment .....................         (321)         (707)
   Increase in Goodwill ..............................................         (374)         --
   Cash acquired in purchase of Westbrooke Communities Inc............        3,618          --
   Distributions from unconsolidated subsidiaries ....................          227          --
                                                                           --------      --------
         Net cash provided by (used in) investing activities .........        3,150          (707)
                                                                           --------      --------

Cash flows from financing activities:
   Net proceeds from initial public offering of common stock .........       18,446          --
   Capital contributions received ....................................          302            24
   Dividends paid ....................................................         --            (480)
   Proceeds from advances on construction loans payable ..............       57,136        43,553
   Principal payments on construction loans payable ..................      (47,018)      (37,964)
   Principal payments on acquisition notes payable ...................      (12,250)         --
   Proceeds from advances on notes payable to affiliate ..............         --           1,489
   Principal payments on notes payable to affiliate ..................         --            (103)
                                                                           --------      --------
         Net cash provided by financing activities ...................       16,616         6,519
                                                                           --------      --------

Increase (decrease) in cash ..........................................        3,466            66
Cash, beginning of period ............................................          746           642
                                                                           --------      --------
Cash, end of period ..................................................     $  4,212      $    708
                                                                           ========      ========

Supplemental disclosures of cash flow information:
Cash paid for:
     Interest ........................................................     $  2,299      $  1,367
                                                                           ========      ========
     Income taxes ....................................................     $  1,733      $    726
                                                                           ========      ========


 See accompanying Note 2 for supplemental disclosure of non-cash investing and financing activities.
  See accompanying notes to the condensed consolidated financial statements.

                              NEWMARK HOMES CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Newmark Homes Corp. and subsidiaries (the Company) is a majority-owned subsidiary of Pacific Realty Group (PRG) and ultimately a subsidiary of Pacific USA Holdings Corp. (PUSA). The Company was formed in December 1994 to serve as a real estate holding company.

The Company's primary subsidiaries are as follows:


            SUBSIDIARY                                              NATURE OF BUSINESS
            ----------                                              ------------------
Newmark Home Corporation (Newmark) ..........           Single-family residential homebuilding in Texas and
                                                        Tennessee - formed in 1983.
The Westbrooke Communities (Westbrooke)......           Single-family residential homebuilding in Florida
                                                        formed in 1976.
The Adler Companies, Inc. (Adler) ...........           Single-family residential homebuilding in Florida  -
                                                        formed in 1990.
Pacific United Development Corporation
     (PUDC).................................            Residential lot development in Texas and Tennessee  -
                                                        formed in 1993.


BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the homebuilding industry. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INTERIM PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 1997 which were a part of the Company's Registration Statement on Form S-1 (Commission File No. 333-42213) that was declared effective March 12, 1998.

EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This Statement establishes new standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 (APB No.
15) with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15.

The following tables reconcile the computation of basic EPS for the quarters ended March 31, 1998 and March 31, 1997. There were no common stock equivalents outstanding at March 31, 1998 and March 31, 1997. Therefore, diluted EPS is the same as basic EPS.

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                              Income              Shares          Per Share
                                            (Numerator)        (Denominator)        Amount
                                             ---------          -----------       ---------
BASIC EPS
Income available to common
      Shareholders                           $1,245,000           9,622,000          $.13
                                             ==========           =========          ====


                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                               Income              Shares          Per Share
                                             (Numerator)        (Denominator)        Amount
                                              ---------          -----------       ---------
BASIC EPS
Income available to common
      Shareholders                           $1,476,000           9,600,000          $.16
                                             ==========           =========          ====



NOTE 2.   ACQUISITIONS

Effective January 1, 1998, the Company acquired all of the outstanding stock of Westbrooke and its affiliated entities, a single-family home builder in South Florida. The initial purchase price for Westbrooke was $18.9 million in the form of promissory notes. ($12.3 million of notes payable bearing interest at 6.45% payable annually over five years and a $6.6 million note payable bearing interest at 9.0% due on or before one year from closing.) In addition to the promissory notes, the purchase agreement requires the Company to pay additional consideration of up to $7.5 million contingent upon Westbrooke achieving specified income targets over the next five years.

The following unaudited pro forma financial information for the three months ended March 31, 1997 is presented as if the Westbrooke acquisition had occurred on January 1, 1997 (dollars in thousands). This pro forma financial information does not necessarily reflect the results of operations as if they had occurred or the results that may occur in the future.


                                               THREE MONTHS
                                                   ENDED
                                              MARCH 31, 1997
                                              --------------
Revenues ..................................     $   60,791
Cost of sales .............................         50,228
                                                ----------

Gross profit ..............................         10,563
                                                ----------
        Net income........................      $    1,486
                                                ==========

Earnings per common share:


     Basic ................................     $      .16
                                                ==========
Weighted average number of shares of common
     stock equivalents outstanding:
     Basic ................................      9,200,000
                                                ==========



NOTE 3.       INVENTORY

The inventory as of March 31, 1998 and December 31, 1997 consists of the following:


                                                             CARRYING VALUE
                                   NUMBER OF HOMES           (IN THOUSANDS)
                              -----------------------   ----------------------
                               MARCH 31,  DECEMBER 31,  MARCH 31,  DECEMBER 31,
                                 1998         1997         1998        1997
                              ---------    ---------    ---------    ---------
Completed ..................       163           90     $ 31,535     $ 18,564
Under construction .........       881          444       87,637       48,352
Models .....................        76           40       15,318        8,490
Residential lots ...........      --           --         29,657       27,136
Land held for development...      --           --            463          463
                              --------     --------     --------     --------
               Total .......     1,120          574     $164,610     $103,010
                              ========     ========     ========     ========

NOTE 4.       CAPITALIZED INTEREST

A summary of interest capitalized in inventory is as follows (in thousands):

                                             THREE MONTHS ENDED MARCH 31,
                                                 ------------------
                                                   1998      1997
                                                 -------    -------
Interest capitalized, beginning of period ..     $2,572     $1,494
Capitalized interest acquired in purchase
      of Westbrooke Communities Inc. .......      2,597       --
Interest incurred ..........................      2,591      1,445
Less interest included in:
      Cost of sales ........................      1,552        772
      Other income (expense) ...............        825        420
                                                 ------     ------
Interest capitalized end of period .........     $5,383     $1,747
                                                 ======     ======

NOTE 5.   COMMITMENTS AND CONTINGENCIES

The Company is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes the Company has meritorious defenses to these matters and that any potential liability from these matters would not materially affect the Company's consolidated financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below.

RESULTS OF OPERATIONS

The following tables set forth certain operating and financial data for the
Company:

                          NEW SALES CONTRACTS,                                      HOMES IN
                          NET OF CANCELLATIONS         HOME CLOSINGS              SALES BACKLOG
                         ---------------------    -----------------------    ----------------------
                             THREE MONTHS              THREE MONTHS                  AS OF
                            ENDED MARCH 31,           ENDED MARCH 31,               MARCH 31,
                         ---------------------    -----------------------    ----------------------
                            1998       1997            1998       1997           1998       1997
                            ----       ----            ----       ----           ----       ----
HOUSTON                      164        98              73         71            186         97
AUSTIN                       139        92              86         73            142         91
DALLAS                        40        33              34         26             46         35
NASHVILLE                      6         0               0          0              6          0
MIAMI                        205        31             138         45            434         83
                             ---        --             ---         --            ---         --

TOTAL                        554       254             331        215            814        306
                             ===       ===             ===        ===            ===        ===



                                                          As a Percentage of Revenue
                                                          --------------------------
                                                                 Three Months
                                                                Ended March 31,
                                                       ----------------------------------
                                                             1998              1997
                                                             ----              ----
Cost of sales                                                83.4%            81.2%
Gross profit                                                 16.6%            18.8%
Selling, general and administrative expenses                 11.8%            12.2%
Income before income taxes                                    2.9%             5.2%
Income taxes (1)                                             37.5%            39.1%
Net income                                                    1.8%             3.2%


(1) As a percent of income before income taxes.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997.

Revenues for the three months ended March 31, 1998, increased by 49.6%, to $69.2 million, from $46.2 million for the comparable period of 1997. The number of homes closed by the Company increased by 54% to 331 homes in the three months ended March 31, 1998 from 215 homes in the same period of 1997. The increases in both revenues and homes closed were due in part to the acquisition of Westbrooke Communities Inc. (Westbrooke) in January 1998. In the three months ended March 31, 1998, Westbrooke closed 121 homes, with revenues totaling $20.3 million. Westbrooke comprised 36.6% of the homes closed in the period, and 29.3% of the revenues generated. Excluding Westbrooke, revenues increased by 5.8%, to $48.9 million in the three months ended March 31, 1998.

The average selling price of homes closed in the three months ended March 31, 1998 was $206,286, a decrease of 2.7% from $212,029 selling price in the comparable period of 1997. Westbrooke's average selling price was $167,604. Excluding Westbrooke the average selling price for homes closed in the three months ending March 31, 1998 was $228,574, an increase of 7.8%.

New net sales contracts increased 118%, to 554 homes for the three months ended March 31, 1998, from 254 homes for the three months ended March 31, 1997. The dollar amount of new net sales contracts increased 124.4%, to $116.3 million. Percentage increases in new net sales contracts ranging from 21% to 67% were achieved in the Company's market regions. Westbrooke had 172 home sales contracts during the current period. Excluding Westbrooke, sales contracts were 382 homes in the current three-month period, a 50% increase over 1997.

The Company was operating in 54 subdivisions at March 31, 1998, compared to 43 subdivisions at March 31, 1997. At March 31, 1998, the Company's backlog of sales contracts was 814 homes, a 166% increase over comparable figures at March 31, 1997. At March 31, 1998, Westbrooke had 363 homes in sales backlog. Excluding Westbrooke, the sales backlog at March 31, 1998, was 451 homes, a 47% increase over 1997.

Cost of sales increased by 53.7%, to $57.7 million in the three months ended March 31, 1998, from $37.6 million in the comparable period of 1997. The increase was attributable to the increase in revenues. As a percentage of revenues, cost of sales for the quarter increased to 83.4% in 1998 from 81.2 % in 1997. The increase in cost of sales as a percentage of revenues is due primarily to the acquisition of Westbrooke. Generally, the margins on the homes sold in South Florida will carry lower margins due to the impact of higher land cost relative to sales price. Excluding Westbrooke as a percentage of revenues, cost of sales increased slightly to 81.7% in 1998 from 81.2% in 1997.

Selling, general and administrative (SG&A) expense increased by 44.2%, to $8.1 million in the three months ended March 31, 1998, from $5.6 million in the comparable period of 1997. As a percentage of revenues, SG&A expense decreased slightly to 11.8% in 1998, from 12.2% in 1997. Excluding Westbrooke SG&A expense increased by 16.5% to $6.6 million. This increase was caused by the expansion into Nashville, Tennessee as well as the expansion in the Company's Texas markets as indicated by a 47.4% increase in the backlog at the end of March 1998 versus March 1997.

Interest expense amounted to $825,000 in the three months ended March 31, 1998, compared to $420,000 in the comparable period of 1997. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended March 31, 1998 and 1997, the Company expensed a portion of incurred interest and other financing costs due to increased levels of finished homes. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 37.5% for the three months ended March 31, 1998, compared to 39.1% for the three months ended March 31, 1997. Under a tax allocation agreement with PUSA, the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay PUSA the sum which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the tax allocation agreement amounting to $714,000 for the three months ended March 31, 1998 compared to $938,000 for the three months ended March 31, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had available cash and cash equivalents of $4.2 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at March 31, 1998, increased by $61.6 million from December 31, 1997, due to a general increase in business activity; the acquisition of Westbrooke and the expansion of operations in the newer market areas. Because a portion of the net proceeds from the initial public offering was used to repay a portion of the outstanding balances under the Company's construction credit facilities, the Company's ratio of construction loans payable to total capital decreased to 58.6% at March 31, 1998, from 62.5% at December 31, 1997. The equity to total assets ratio decreased during the three months, to 34.2% at March 31, 1998, from 40% at December 31, 1997 due to the acquisition of Westbrooke (see Note 2).

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions, through funds from earnings, and, in 1998, from the sale of common stock.

At March 31, 1998, the Company had unused lines of credit for construction loans totaling approximately $121.7 million of which $17.3 million is available to draw down.

The Company's growth requires significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and new and existing borrowing relationships. The Company continuously evaluates its capital structure and, in the future, may seek to further increase secured debt and obtain additional equity to fund ongoing operations as well as to pursue additional growth opportunities.

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at March 31, 1998, the Company had no material commitments for capital expenditures.

SEASONALITY AND QUARTERLY RESULTS

The homebuilding industry is seasonal, as generally there are more sales in the spring and summer months, resulting in more home closings in the fall. The Company operates in the Southwestern and Southeastern markets of the United States, where weather conditions are more suitable to a year-round construction process than other areas. The Company also believes its geographic dispersion to be somewhat counter-cyclical, with adverse economic conditions associated with certain of its markets often being offset by more favorable economic conditions in other areas. The seasonality of school terms has an impact on the Company operations, but it is somewhat mitigated by the fact that many of the Company's buyers at the higher end of the Company's price range, including Fedrick, Harris custom homes, no longer have children in school. As a result of these factors, among others, the Company generally experiences more sales in the spring and summer months, and more closings in the summer and fall months. Likewise, Westbrooke has experienced seasonality in its revenues, generally completing more sales in the spring and summer months and more closings in the fourth quarter.

The Company historically has experienced, and in the future expects to continue to experience, variability in revenues on a quarterly basis. Factors expected to contribute to the variability include, among others: (i) the timing of home closings; (ii) the Company's ability to continue to acquire land and options on acceptable terms; (iii) the timing of receipt of regulatory approvals for the construction of homes; (iv) the condition of the real estate market and general economic conditions; (v) the cyclical nature of the homebuilding industry; (vi) prevailing interest rates and the availability of mortgage financing; (vii) pricing policies of the Company's competitors; (viii) the timing of the opening of new residential projects; (ix) weather; and (x) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and the Company expects its financial results to vary from project to project from quarter to quarter.

MANAGEMENT INFORMATION SYSTEMS

The Company has conducted a review of its computer systems to identify how its computer systems could be affected by the "Year 2000" issue. Based upon this review, the Company believes that it has adequately addressed the Year 2000 issue, and that any further modifications to the Company's systems with respect to the Year 2000 issue will not result in significant future capital expenditures.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 4, 1998                                Newmark Homes Corp.
      -----------------------                     -----------------------------
                                                            (Registrant)

                                                  By: /s/ TERRY C. WHITE
                                                  -----------------------------
                                                          Terry C. White, Chief
                                                          Financial Officer

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                          EXHIBIT
   ------                          -------

     27                            Financial Data Schedule