Form 10-Q
period 1998-06-30
NEWMARK HOMES CORP
filed 1998-08-03
CIK 1046578

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998
                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________
Commission file number: 333-42213


                               NEWMARK HOMES CORP.
             (Exact name of Registrant as specified in its charter)

Nevada                                                       76-0460831
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1200 Soldiers Field Drive
Sugar Land
Texas
77479
(Address of principal executive offices)  (Zip code)

                                  281-243-0100
               (Registrant's telephone number including area code)

                                 Not applicable
(Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock                                                 11,500,000 shares

                               NEWMARK HOMES CORP.
                                      INDEX

                                                                  Page
PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheet                           3
     Condensed Consolidated Statement of Operations                 4
     Condensed Consolidated Statement of Stockholders' Equity       6
     Condensed Consolidated Statement of  Cash Flows                7
     Condensed Notes to Consolidated Financial Statements           8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.                   12

ITEM 3.       CHANGES IN INFORMATION ABOUT MARKET RISK - None.     15

PART II.       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS - None.                            16

ITEM 2.       CHANGE IN SECURITIES                                 16

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - None.              16

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                   16
              SECURITY HOLDERS - None.

ITEM 5.       OTHER INFORMATION - None.                            16

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                     16

                Exhibits
                Exhibit 27 - Financial Data Schedule

                Reports on  Form 8-K
                The registrant filed no reports on Form 8-K during the quarter ended June 30, 1998.

              SIGNATURES                                           17

Part I.  Financial Information

Item 1.  Financial Statements


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share amounts)


                                ASSETS                                   June 30, 1998       December 31,
                                                                                                 1997
                                                                         --------------    -----------------
                                                                         (unaudited)
Cash ................................................................    $       3,590         $        746
Receivables..........................................................            7,906                1,729
Inventory............................................................          174,776              103,010
Investment in unconsolidated subsidiaries ...........................              256                  327
Other assets, net ...................................................            7,276                5,854
Goodwill, net of accumulated amortization of $4,473 and $3,773 in
     1998 and 1997, respectively ....................................           37,444               27,547
                                                                         ==============    =================
                  Total assets                                           $     231,248          $   139,213
                                                                         ==============    =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Construction loans payable ..........................................    $     100,503          $    66,100
Acquisition notes payable............................................           16,026                -----
Other payables to affiliates ........................................              451                1,775
Accounts payable and accrued liabilities.............................           20,076               10,963
Other liabilities ...................................................           12,420                4,684
                                                                         --------------    -----------------
                  Total liabilities                                            149,476               83,522
                                                                         --------------    -----------------
Stockholders' equity:
Common  stock -- $.01 par value;  30,000,000  shares  authorized,
9,200,000  at December 31, 1997, and 11,500,000
at June 30, 1998, issued and outstanding.............................              115                   92
Additional paid-in capital...........................................           73,768               52,165
Retained earnings....................................................            7,889                3,434
                                                                         --------------    -----------------
                  Total stockholders' equity                                    81,772               55,691
                                                                         ==============    =================
                  Total liabilities and stockholders' equity             $     231,248            $ 139,213
                                                                        ==============    =================

See accompanying notes to the condensed consolidated financial statements.


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                   (unaudited)


                                                                        Three Months
                                                                        Ended June 30,
                                                                       ----------------
                                                                    1998              1997
                                                                    ----              ----
Revenues..................................................      $  103,057         $  54,556
Cost of sales  ...........................................          86,381            44,523
                                                                   -------            ------
Gross profit..............................................          16,676            10,033

Equity in earnings from unconsolidated subsidiaries  .....             232                75
Selling, general and administrative expenses..............         (11,007)           (6,488)
Depreciation and amortization.............................            (785)             (414)
                                                                      ----             -----
     Operating income ....................................           5,116             3,206

Other income (expense):
     Interest expense ....................................            (314)             (402)
     Other income, net ...................................             287               167
                                                                       ---               ---
          Income before income taxes .....................           5,089             2,971

Income taxes .............................................           1,911             1,162
                                                                     -----             -----
          Net income .....................................         $ 3,178           $ 1,809
                                                                     =====            =======

Earnings per common share:
     Basic                                                           $ .28             $ .20
                                                                     =====             =====
     Diluted                                                         $ .27             $ .20
                                                                     =====             =====
Weighted average number of shares of common stock
equivalents outstanding:
     Basic                                                      11,493,407         9,200,000
                                                                ==========         =========
     Diluted                                                    11,607,074         9,200,000
                                                                ==========         =========

See accompanying notes to the condensed consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                   (unaudited)


                                                                                 Six Months
                                                                               Ended June 30,
                                                                             -----------------
                                                                             1998           1997
                                                                             ----           ----
Revenues.............................................................     $ 172,252      $ 100,797
Cost of sales  ......................................................       144,121         82,078
                                                                            -------         ------
Gross profit.........................................................        28,131         18,719

Equity in earnings from unconsolidated subsidiaries  ................           340            108
Selling, general and administrative expenses.........................       (19,144)       (12,133)
Depreciation and amortization........................................        (1,510)          (813)
                                                                            -------          -----
     Operating income ...............................................         7,817          5,881
Other income (expense):
     Interest expense ...............................................        (1,139)          (823)
     Other income, net ..............................................           453            336
                                                                                ---            ---

          Income before income taxes ................................         7,131          5,394
Income taxes ........................................................         2,676          2,109
                                                                              -----          -----
          Net income.................................................     $   4,455      $   3,285
                                                                          =========      =========

Earnings per common share:

     Basic                                                                    $ .42          $ .36
                                                                              =====          =====
     Diluted                                                                  $ .42          $ .36
                                                                              =====          =====
Weighted average number of shares of common stock
equivalents outstanding:
     Basic                                                               10,562,983      9,200,000
                                                                         ==========      =========
     Diluted                                                             10,620,131      9,200,000
                                                                         ==========      =========

See accompanying notes to the condensed consolidated financial statements.


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (unaudited)


                                                                  Additional
                                                   Common         paid-in         Retained
                                                     Stock         Capital        earnings        Total
                                                   -----------    -----------     ---------     -----------
Balance, December 31, 1996 ..................             $92        $42,415       $1,422       $43,929
Capital contribution.........................                            124                        124
Dividends paid   ............................                                      (1,355)       (1,355)
Net income...................................                                       3,285         3,285
                                                   ===========    ===========     =========     ===========
Balance, June 30, 1997.......................             $92        $42,539       $3,352       $45,983
                                                   ===========    ===========     =========     ===========




Balance, December 31, 1997 ..................             $92        $52,165       $3,434       $55,691

Initial  public  offering  of common  stock,
net of issuance costs of $2,554,000,
March 13, 1998...............................              20         18,426                     18,446

Issuance of common stock due to the exercise of
underwriters over-allotment option, net of issuance
costs of $271,000, April 3, 1998....                        3          2,876                      2,879

Capital contribution.........................                            301                        301
Net income...................................                                       4,455         4,455
                                                   ===========    ===========     =========     ===========
Balance, June 30, 1998.......................          $ 115         $73,768       $7,889       $81,772
                                                   ===========    ===========     =========     ===========


See accompanying notes to the condensed consolidated financial statements.


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                                                    Six Months
                                                                                  Ended June 30,

                                                                             1998                 1997
                                                                         --------------       -------------
Cash flows from operating activities:
   Net income.......................................................            $4,455              $3,285
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization..................................             1,510                 813

     Net (gain) loss on sale of property, premises and equipment....                11                  10
     Equity in earnings from unconsolidated subsidiaries............              (340)               (108)
     Changes in operating assets and liabilities, net  of effects from purchase of Westbrooke Communities Inc.

         Inventory and land held for development, net...............          ( 29,877)             (6,279)
         Receivables................................................            (4,637)               (873)
         Other assets ..............................................             1,447                (829)
         Payable to affiliates......................................            (1,324)                389

         Accounts payable and accrued liabilities...................                71                 889
         Other liabilities..........................................             7,736                 677
                                                                         --------------       -------------
         Net cash used in operating activities  ....................          (20,948)              (2,026)
                                                                         --------------       -------------

Cash flows from investing activities:
    Proceeds from maturing certificate of deposit                                -----               1,000
   Purchases of property, premises and equipment ...................              (624)             (1,365)
   Increase in Goodwill ............................................              (438)                (40)
   Cash acquired in purchase of Westbooke Communities, Inc..........             3,618                ----
    Investment in unconsolidated subsidiaries                                    -----                (943)
   Distributions from unconsolidated subsidiaries ..................               411                 149
                                                                         --------------       -------------
         Net cash provided by (used in) investing activities .......             2,967              (1,199)
                                                                         --------------       -------------

Cash flows from financing activities:
   Net proceeds from initial public offering of common stock........            18,446               -----
   Net proceeds from Underwriters over-allotment option.............             2,879               -----
   Capital contributions received ..................................               301                 124
   Dividends paid ..................................................             -----              (1,355)
   Proceeds from advances on construction loans payable ............           118,086              75,664
   Principal payments on construction loans payable ................          (105,991)            (73,846)
   Principal payments on acquisition notes payable..................           (12,896)               -----
   Proceeds from advances on notes payable to affiliate.............             -----               2,318
   Principal payments on notes payable to affiliate ................             -----                (178)
                                                                         --------------       -------------
         Net cash provided by financing activities..................            20,825               2,727
                                                                         --------------       -------------

Increase (decrease) in cash ........................................             2,844                (498)
Cash, beginning of period ..........................................               746                 642
                                                                         ==============       =============
Cash, end of period ................................................            $3,590                $144
                                                                         ==============       =============

Supplemental disclosures of cash flow information: Cash paid for:
     Interest ......................................................            $4,492              $3,001
                                                                         ==============       =============
     Income taxes ..................................................            $1,964              $1,961
                                                                         ==============       =============

See accompanying Note 2 for supplemental disclosure of non-cash investing and financing activities. See accompanying notes to the condensed consolidated financial statements.

            Notes to the Condensed Consolidated Financial Statements



NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Newmark Homes Corp. and subsidiaries (the Company) is a majority-owned subsidiary of Pacific Realty Group and ultimately a subsidiary of Pacific USA Holdings Corp. (PUSA). The Company was formed in December 1994 to serve as a real estate holding company.

The Company's primary subsidiaries are as follows:


                   Subsidiary                                        Nature of Business
Newmark Home Corporation (Newmark) .........      Single-family   residential  homebuilding  in  Texas  and
                                                  Tennessee - formed in 1983.
Westbrooke Communities, Inc. (Westbrooke)...      Single-family residential   homebuilding  in
                                                  Florida - formed in 1976.
The Adler Companies, Inc. (Adler) ..........      Single-family   residential  homebuilding  in  Florida -
                                                  formed in 1990.
Pacific United Development Corporation
(PUDC)......................................      Residential  lot  development  in Texas and  Tennessee  -
                                                  formed in 1993.

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

SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15.
The following tables reconcile the computation of basic and diluted EPS for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997.

                                  Three Months Ended June 30, 1998                 Three Months Ended June 30, 1997
                             -------------------------------------------      -------------------------------------------

                              Income           Shares        Per Share          Income           Shares       Per Share
                            (Numerator)    (Denominator)      Amount         (Numerator)     (Denominator)     Amount
                           -------------- ----------------- ------------    ---------------  --------------- ------------
Basic EPS
      Income available to
        common shareholders   $3,178,000        11,493,407         $.28         $1,809,000        9,200,000         $.20
                                                            ============                                     ============

Effect of Dilutive
Securities
      1998  Tandem Stock
  Option Plan                      -----           113,667                           -----            -----

Diluted EPS
      Income available to
      common shareholders
      + assumed conversions   $3,178,000        11,607,074         $.27         $1,809,000        9,200,000         $.20
                                                            ============                                     ============



                                  Six Months Ended June 30, 1998                   Six Months Ended June 30, 1997
                           ---------------------------------------------    ---------------------------------------------

                              Income           Shares        Per Share          Income            Shares      Per Share
                            (Numerator)    (Denominator)      Amount         (Numerator)      (Denominator)     Amount
                          -------------- ----------------- ------------    ---------------   --------------- -----------
Basic EPS
      Income available to
       Common shareholders    $4,454,000        10,562,983         $.42         $3,285,000         9,200,000        $.36
                                                            ============                                      ===========

Effect of Dilutive
Securities
      1998 Tandem Stock
  Option Plan                      -----            57,148                           -----             -----
                           -------------- -----------------                 ---------------   ---------------

Diluted EPS
      Income available to
      common shareholders
      +assumed conversions    $4,454,000        10,620,131         $.42         $3,285,000         9,200,000        $.36
                                                            ============                                      ===========


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

The following unaudited pro forma financial information for the three months and six months ended June 30, 1997 is presented as if the Westbrooke acquisition had occurred on January 1, 1997 (dollars in thousands). This pro forma financial information does not necessarily reflect the results of operations as if they had occurred or the results that may occur in the future.


                                    Three Months Ended      Six Months Ended
                                       June 30, 1997          June 30, 1997
                                       -------------          -------------
Revenues..........................         $77,720              $138,511
Cost of sales  ...................          64,763               114,991
                                            ------               -------

Gross profit......................          12,957                23,520
                                            ------                ------
          Net income                       $ 2,301               $ 3,787
                                           =======               =======

          Earnings per common share:
          Basic                              $.25                  $.41
                                             ====                  ====
          Weighted average number of
          shares of common
          stock equivalents outstanding:
          Basic                           9,200,000             9,200,000
                                          =========             =========



NOTE 3.       INVENTORY

The inventory as of June 30, 1998 and December 31, 1997 consists of the following:

                                                                                         Carrying value
                                                      Number of homes                    (in thousands)
                                               ------------------------------     ------------------------------
                                                 June 30,         December         June 30,       December 31,
                                                   1998           31, 1997           1998             1997
                                               -------------    -------------     ------------    --------------
Completed  ..................................           122               90          $24,899           $18,564
Under construction  .........................           943              444           97,933            48,352
Models  .....................................            90               40           17,722             8,490
Residential lots.............................         -----            -----           33,753            27,141
Land held for development....................         -----            -----              469               463
                                               =============    =============     ============    ==============
               Total                                  1,155              574         $174,776          $103,010
                                               =============    =============     ============    ==============

NOTE 4.       CAPITALIZED INTEREST

A summary of interest capitalized in inventory is as follows (in thousands):

                                                   Three Months Ended            Six Months Ended
                                                        June 30,                      June 30,
                                               --------------------------- -- ------------------------
                                                  1998               1997          1998          1997
                                               ------------    -----------    ----------    ----------
Interest capitalized, beginning of period ....      $5,383         $1,747        $2,572        $1,494
Capitalized interest acquired in purchase of
      Westbrooke Communities, Inc.............       -----          -----         2,597         -----
Interest incurred ............................       2,578          1,569         5,169         3,015
Less interest included in:
      Cost of sales ..........................       2,105            847         3,657         1,619
      Other (income) expense .................         314            402         1,139           823
                                               ------------    -----------     --------        -------

Interest capitalized, end of period ..........      $5,542         $2,067        $5,542        $2,067
                                               ============    ===========    ==========    ==========



NOTE 5.       COMMITMENTS AND CONTINGENCIES

The Company is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes the Company has meritorious defenses to these matters and that any potential liability from these matters would not materially affect the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


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

RESULTS OF OPERATIONS

The  following  tables set forth certain  operating  and financial  data for the
Company:

                               New sales contracts,
                               net of cancellations         Home closings
                               ---------------------
                                                        ----------------------
                                   Three Months             Three Months
                                  Ended June 30,           Ended June 30,
                               ---------------------    ----------------------
                                    1998       1997           1998       1997
                                    ----       ----           ----       ----
Houston                              170        104            128         95
Austin                               123         75            101         87
Dallas                                58         38             40         38
Nashville                             14          0              6          0
South Florida                        233         20            208         29
                                     ---         --            ---         --

Total                                598        237            483        249
                                     ===        ===            ===        ===


                               New sales contracts,                                     Homes in
                               net of cancellations         Home closings             sales backlog
                               ---------------------    ----------------------    ----------------------
                                    Six Months               Six Months                   As of
                                  Ended June 30,           Ended June 30,               June 30,
                               ---------------------    ----------------------    ----------------------
                                    1998       1997           1998       1997           1998       1997
                                    ----       ----           ----       ----           ----       ----
Houston                              332        211            201        166            228        115
Austin                               226        178            187        160            164         90
Dallas                                96         74             74         64             64         38
Nashville                             20          0              6          0             14          0
South Florida                        438         51            346         74            459         74
                                     ---         --            ---         --            ---         --

Total                              1,152        514            814        464            929        317
                                   =====        ===            ===        ===            ===        ===




                                                    As a Percentage of Revenue           As a Percentage of Revenue
                                                               Three Months                         Six Months
                                                              Ended June 30,                      Ended June 30,
                                                    ------------------------------------ ----------------------------------
                                                          1998              1997              1998              1997
                                                          ----              ----              ----              ----
Cost of sales                                            83.8%             81.6%             83.7%             81.4%
Gross profit                                             16.2%             18.4%             16.3%             18.6%
Selling, general and administrative expenses             10.7%             11.9%             11.1%             12.0%
Income before income taxes                                4.9%              5.4%              4.1%              5.3%
Income taxes (1)                                         37.5%             39.1%             37.5%             39.1%
Net income                                                3.1%              3.3%              2.6%              3.3%

(1) As a percent of income before income taxes.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

Revenues for the three months ended June 30, 1998, increased by 88.9%, to $103.1 million, from $54.6 million for the comparable period of 1997. The number of homes closed by the Company increased by 94% to 483 homes in the three months ended June 30, 1998 from 249 homes in the same period of 1997. The increases in both revenues and homes closed were due in part to the acquisition of Westbrooke in January 1998. In the three months ended June 30, 1998, Westbrooke closed 176 homes, with revenues totaling $30.0 million. Westbrooke comprised 36.4% of the homes closed in the period, and 30.0% of the revenues generated. Excluding Westbrooke, revenues increased by 32.2%, to $72.1 million in the three months ended June 30, 1998.

The average selling price of homes closed in the three months ended June 30, 1998 was $212,362, a decrease of 1.8% from $216,209 selling price in the comparable period of 1997. Westbrooke's average selling price was $175,882. Excluding Westbrooke, the average selling price for homes closed in the three months ending June 30, 1998 was $233,275, an increase of 7.9%.

New net sales contracts increased 152%, to 598 homes for the three months ended June 30, 1998, from 237 homes for the three months ended June 30, 1997. The dollar amount of new net sales contracts increased 159.1%, to $129.9 million.
Westbrooke had 172 home sales contracts during the current period. Excluding Westbrooke, sales contracts were 448 homes in the current three-month period, an 89% increase over 1997.

The Company was operating in 58 subdivisions at June 30, 1998, compared to 45 subdivisions at June 30, 1997. At June 30, 1998, the Company's backlog of sales contracts was 929 homes, a 193.1% increase over comparable figures at June 30, 1997. At June 30, 1998, Westbrooke had 337 homes in sales backlog. Excluding Westbrooke, the sales backlog at June 30, 1998, was 592 homes, an 86.8% increase over 1997.

Cost of sales increased by 94.0%, to $86.4 million in the three months ended June 30, 1998, from $44.5 million in the comparable period of 1997. The increase was attributable to the increase in revenues. As a percentage of revenues, cost of sales for the quarter increased to 83.8% in 1998 from 81.6 % in 1997. The increase in cost of sales as a percentage of revenues is due primarily to the acquisition of Westbrooke. Generally, the margins on the homes sold in South Florida will carry lower margins due to the impact of higher land cost relative to sales price. Excluding Westbrooke, as a percentage of revenues, cost of sales increased slightly to 82.2% in 1998 from 81.6% in 1997.

Selling, general and administrative (SG&A) expense increased by 69.7%, to $11.0 million in the three months ended June 30, 1998, from $6.5 million in the comparable period of 1997. As a percentage of revenues, SG&A expense decreased slightly to 10.7% in 1998, from 11.9% in 1997. Excluding Westbrooke, SG&A expense increased by 41.8% to $9.2 million. This increase was caused by the expansion into Nashville, Tennessee as well as the growth in the Company's Texas markets as reflected in the 32.2% increase in revenues second quarter 1998 and the 86.8% increase in the backlog at the end of June 1998 versus June 1997. Both numbers exclude Westbrooke's results.

Interest expense amounted to $314,000 in the three months ended June 30, 1998, compared to $402,000 in the comparable period of 1997. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended June 30, 1998 and 1997, the Company expensed a portion of incurred interest and other financing costs on those completed homes held in inventory. This expense decreased due to the decrease in the average number of completed homes held in inventory for the quarter ending June 30, 1998 compared to the quarter ending June 30, 1997. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 37.5% for the three months ended June 30, 1998, compared to 39.1% for the three months ended June 30, 1997. Under a tax allocation agreement with Pacific USA, the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay Pacific USA the sum which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the tax allocation agreement amounting to $1,911,000 for the three months ended June 30, 1998 compared to $1,162,000 for the three months ended June 30, 1997.

Net income increased by 75.7% to $3.2 million for the three months ending June 30, 1998 from $1.8 million for the corresponding period in 1997. Westbrooke comprised 40.3% of the net income for the three months ending June 30, 1998.

Six months Ended June 30, 1998 Compared to Six months Ended June 30, 1997.

Revenues for the six months ended June 30, 1998, increased by 70.9%, to $172.3 million, from $100.8 million for the comparable period of 1997. The number of homes closed by the Company increased by 75.4% to 814 homes in the six months ended June 30, 1998 from 464 homes in the same period of 1997. The increases in both revenues and homes closed were due in part to the acquisition of Westbrooke in January 1998. In the six months ended June 30, 1998, Westbrooke closed 297 homes, with revenues totaling $51.2 million. Westbrooke comprised 36.5% of the homes closed in the period, and 29.7% of the revenues generated. Excluding Westbrooke, revenues increased by 20.1%, to $121.0 million in the six months ended June 30, 1998.

The average selling price of homes closed in the six months ended June 30, 1998 was $209,891, a decrease of 2.0% from $214,271 selling price in the comparable period of 1997. Westbrooke's average selling price was $172,509. Excluding Westbrooke, the average selling price for homes closed in the six months ending June 30, 1998 was $231,366, an increase of 8.0%.

New net sales contracts increased 124.1%, to 1152 homes for the six months ended June 30, 1998, from 514 homes for the six months ended June 30, 1997. The dollar amount of new net sales contracts increased 129.3%, to $247.6 million. Westbrooke had 322 home sales contracts during the current period. Excluding Westbrooke, sales contracts were 830 homes in the current six-month period, a 61.5% increase over 1997.

Cost of sales increased by 75.6%, to $144.1 million in the six months ended June 30, 1998, from $82.1 million in the comparable period of 1997. The increase was attributable to the increase in revenues. As a percentage of revenues, cost of sales for the quarter increased to 83.7% in 1998 from 81.4 % in 1997. The increase in cost of sales as a percentage of revenues is due primarily to the acquisition of Westbrooke. Generally, the margins on the homes sold in South Florida will carry lower margins due to the impact of higher land cost relative to sales price. Excluding Westbrooke, as a percentage of revenues, cost of sales increased slightly to 82.0% in 1998 from 81.4% in 1997.

Selling, general and administrative (SG&A) expense increased by 44.2%, to $19.1 million in the six months ended June 30, 1998, from $12.1 million in the comparable period of 1997. As a percentage of revenues, SG&A expense decreased slightly to 11.1% in 1998, from 12.0% in 1997. Excluding Westbrooke SG&A, expense increased by 30.5% to $15.8 million. This increase was caused by the expansion into Nashville, Tennessee as well as the growth in the Company's Texas markets as reflected in the 20% increase in revenues and the 61% increase in the backlog, excluding Westbrooke, at the end of June 1998 versus June 1997.

Interest expense amounted to $1,139,000 in the six months ended June 30, 1998, compared to $823,000 in the comparable period of 1997. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the six months ended June 30, 1998 and 1997, the Company expensed a portion of incurred interest and other financing costs of finished homes. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 37.5% for the six months ended June 30, 1998, compared to 39.1% for the six months ended June 30, 1997. Under a tax allocation agreement with Pacific USA, the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay Pacific USA the sum which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the tax allocation agreement amounting to $2,676,000 for the six months ended June 30, 1998 compared to $2,109,000 for the six months ended June 30, 1997.

Net income increased by 35.6% to $4.5 million for the six months ending June 30, 1998 from $3.3 million for the corresponding period in 1997. Westbrooke comprised $33.9% of the net income for the six months ending June 30, 1998.

Financial Condition, Liquidity and Capital Resources

At June 30, 1998, the Company had available cash and cash equivalents of $3.6 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at June 30, 1998, increased by $71.8 million from December 31, 1997, due to a general increase in business activity; the acquisition of Westbrooke and the expansion of operations in the newer market areas. Because a portion of the net proceeds from the initial public offering was used to repay a portion of the outstanding balances under the Company's construction credit facilities, the Company's ratio of construction loans payable to total capital assets decreased to 56.3% at June 30, 1998, from 62.5% at December 31, 1997. The equity to total assets ratio decreased during the six months, to 35.4% at June 30, 1998, from 40% at December 31, 1997 due to the acquisition of Westbrooke (see Note 2).

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions, through funds from earnings, and, in 1998, from the sale of common stock.

At June 30, 1998, the Company had unused lines of credit for construction loans totaling approximately $148.8 million of which $22.3 million is available to draw down.
The Company's rapid growth requires significant amounts of cash. It is anticipated that future home construction, lot and land purchases and acquisitions will be funded through internally generated funds and new and existing borrowing relationships. The Company continuously evaluates its capital structure and, in the future, may seek to further increase secured debt and obtain additional equity to fund ongoing operations as well as to pursue additional growth opportunities.

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at June 30, 1998, the Company had no material commitments for capital expenditures.

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

MANAGEMENT INFORMATION SYSTEMS

The Company has conducted a review of its computer systems to identify how its computer systems could be affected by the "Year 2000" issue. Based upon this review, the Company believes that it has adequately addressed the Year 2000 issue, and that any further modifications to the Company's systems with respect to the Year 2000 issue will not result in significant future capital expenditures. There can be no assurance that the year 2000 issue will not adversely effect the company or its business.

Item 3.  Changes in Information About Market Risk

         No disclosure required.

Part II.  Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2.  Changes in Securities

Use Of Proceeds of Initial Public Offering:

The Company's Registration Statement on Form S-1 (Commission File No. 333-42213) was declared effective March 12, 1998. Dain Rauscher Incorporated was the managing underwriter.

The Company registered 2,000,000 shares of common stock at a price of $10.50 per share and granted the underwriters an option to purchase up to an additional 300,000 shares of common stock solely to cover over-allotments at a price of $10.50 per share.

On March 13, 1998 2,000,000 shares of common stock were issued at a price of $10.50 per share and on April 3, 1998 300,000 shares of common stock were issued under the Underwriters' over-allotment option at a price of $10.50 per share.

The expenses incurred in connection with the issuance and distribution of the common stock for underwriting discounts and commissions, finders' fees, expenses paid to and for underwriters and legal fees were $ 2,825,000.

The net proceeds from the sale of the shares of Common Stock offered by the Company was $21,325,500 after the Underwriters' over-allotment option was exercised and after deducting the underwriting discounts and commissions and other offering expenses.

Of the net proceeds, the Company used $10.0 million to pay the bank loan incurred by Westbrooke in connection with its acquisition by the Company. The remaining balance of net proceeds was used to pay a portion of the outstanding balances under the Company's construction credit facilities.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.



Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.



Item 5.  Other Information

         No disclosure required.



Item 6.  Exhibits and Reports on Form 8-K

         1.  Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEWMARK HOMES CORP.

August 3, 1998                       By: /s/ Terry C. White
Date                                    -------------------------------------
                                     Terry C. White, Senior Vice President,
                                     Chief Financial Officer,  Treasurer
                                     and Secretary