Form 10-Q
period 1998-09-30
NEWMARK HOMES CORP
filed 1998-11-03
CIK 1046578

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-42213


                               NEWMARK HOMES CORP.
             (Exact name of Registrant as specified in its charter)

Nevada                                                       76-0460831
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1200 Soldiers Field Drive
Sugar Land,   TX     77479

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

Title                                                        Outstanding

Common Stock                                                 11,500,000 shares

                               NEWMARK HOMES CORP.
                                      INDEX
                                                                          Page

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheet                          3
             Condensed Consolidated Statement of Operations                4
             Condensed Consolidated Statement of Stockholders' Equity      6
             Condensed Consolidated Statement of  Cash Flows               7
             Notes to the Condensed Consolidated Financial Statements      8

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.                  12

ITEM 3.       CHANGES IN INFORMATION ABOUT MARKET RISK - None.            16

PART II.       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS - None.                                   17

ITEM 2.       CHANGE IN SECURITIES - None                                 17

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - None.                     17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF                          17
              SECURITY HOLDERS - None.

ITEM 5.       OTHER INFORMATION - None.                                   17

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                            17

              Exhibits
              Exhibit 27 - Financial Data Schedule

              Reports on  Form 8-K
              The registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.

SIGNATURE                                                                 17

Part I.  Financial Information

Item 1.  Financial Statements


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                 ASSETS                                      September 30,          December 31, 1997
                                                                                 1998
                                                                          --------------------     --------------------
                                                                              (unaudited)
Cash                                                                               $    3,136             $        746
Receivables..........................................................                   7,397                    1,729
Inventory............................................................                 187,548                  103,010
Investment in unconsolidated subsidiaries ...........................                     261                      327
Other assets, net ...................................................                   8,280                    5,854
Goodwill, net of accumulated amortization of $4,818 and $3,773 in
     1998 and 1997, respectively ....................................                  37,100                   27,547
                                                                          --------------------     --------------------
Total assets.........................................................              $  243,722             $    139,213
                                                                          ====================     ====================


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Construction loans payable ..........................................              $  107,557             $     66,100
Acquisition notes payable............................................                  15,541                    -----
Other payables to affiliates ........................................                   1,065                    1,775
Accounts payable and accrued liabilities.............................                  21,551                   10,963
Other liabilities ...................................................                  12,396                    4,684
                                                                          --------------------     --------------------
Total liabilities ...................................................                 158,110                   83,522
                                                                          --------------------     --------------------


Stockholders'equity:
     Common  stock -- $.01 par value; 30,000,000 shares authorized,
     9,200,000 at December 31, 1997, and 11,500,000
     at September 30, 1998, issued and outstanding ..................                     115                       92
     Additional paid-in capital......................................                  73,768                   52,165
     Retained earnings...............................................                  11,729                    3,434
                                                                          --------------------     --------------------
Total stockholders'equity ...........................................                  85,612                   55,691



                                                                          --------------------     --------------------
Total liabilities and stockholders'equity ...........................              $  243,722              $   139,213
                                                                          ====================     ====================

                    See accompanying notes to the condensed
                       consolidated financial statements.


                       NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)
                                   (unaudited)



                                                                               Three Months
                                                                            Ended September 30,
                                                                           ---------------------
                                                                          1998                 1997
                                                                          ----                 ----
Revenues.............................................................  $ 112,907             $ 61,507
Cost of sales  ......................................................     93,900               50,256
                                                                          ------               ------

Gross profit.........................................................     19,007               11,251
Equity in earnings from unconsolidated subsidiaries  ................        262                  154
Selling, general and administrative expenses.........................    (12,055)              (6,998)
Depreciation and amortization........................................     (1,163)                (402)
                                                                          -------              -----
     Operating income ...............................................      6,051                4,005
Other income (expense):
Interest expense ....................................................       (419)                (701)
Other income, net ...................................................        510                   85
                                                                             ---                   --

Income before income taxes ..........................................      6,142                3,389
Income taxes ........................................................      2,301                1,325
                                                                           -----                -----

Net income ..........................................................  $   3,841            $   2,064
                                                                        =========            =========






Earnings per common share:
Basic ...............................................................     $ .33                $ .22
                                                                          =====                =====
Diluted .............................................................     $ .33                $ .22
                                                                          =====                =====
Weighted average number of shares of common
     stock equivalents outstanding:
Basic ............................................................... 11,500,000           9,200,000
                                                                      ==========           =========
Diluted ............................................................. 11,613,667           9,200,000
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


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)
                                   (unaudited)



                                                                                 Nine Months
                                                                             Ended September 30,
                                                                             ---------------------
                                                                          1998                  1997
                                                                          ----                  ----
Revenues.............................................................  $ 285,160            $ 162,304
Cost of sales  ......................................................    238,022              132,335
                                                                         -------              -------

Gross profit.........................................................     47,138               29,969
Equity in earnings from unconsolidated subsidiaries  ................        602                  262
Selling, general and administrative expenses.........................    (31,199)             (19,121)
Depreciation and amortization........................................     (2,673)              (1,224)
                                                                          -------              -------
     Operating income ...............................................     13,868                9,886
Other income (expense):
Interest expense ....................................................     (1,558)              (1,524)
Other income, net ...................................................        962                  421
                                                                            ----                 ---

Income before income taxes ..........................................     13,272                8,783
Income taxes ........................................................      4,977                3,434
                                                                           -----                -----

Net income ..........................................................    $ 8,295           $    5,349
                                                                       =========            ==========






Earnings per common share:
Basic ...............................................................     $ .76                $ .58
                                                                          =====                =====
Diluted .............................................................     $ .76                $ .58
                                                                          =====                =====
Weighted average number of shares of common
     stock equivalents outstanding:
Basic ............................................................... 10,878,755           9,200,000
                                                                      ==========           =========
Diluted ............................................................. 10,954,949           9,200,000
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


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (unaudited)


                                                                   Additional
                                                    Common           paid-in       Retained
                                                      Stock          Capital       earnings        Total
                                                    -----------    ------------    ----------    -----------
Balance, December 31, 1996 ..................              $92     $42,415          $1,422       $43,929
Capital contribution.........................                          124                           124
Dividends paid   ............................                         (162)         (3,109)       (3,271)
Net income...................................                                        5,349         5,349
                                                    -----------    ------------    ----------    -----------
Balance, September 30, 1997..................              $92     $42,377          $3,662       $46,131
                                                    ===========    ============    ==========    ===========





Balance, December 31, 1997 ..................              $92     $52,165          $3,434       $55,691
Initial  public  offering  of  common  stock,
net of issuance costs
of $2,554,000, March 13, 1998 ...............               20      18,426                        18,446

Issuance of common stock due to the exercise
of underwriters over-allotment option, net of
issuance costs of $271,000, April 3, 1998....                3       2,876                         2,879

Capital contribution.........................                          301                           301
Net income...................................                                        8,295         8,295
                                                    -----------    ------------    ----------    -----------
Balance, September 30, 1998..................            $ 115     $73,768         $11,729       $85,612
                                                    ===========    ============    ==========    ===========


                     See accompanying notes to the condensed
                       consolidated financial statements.


                       NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                     Nine Months
                                                                                 Ended September 30,
                                                                               -----------------------
                                                                              1998                 1997
                                                                          --------------       -------------
Net Income .........................................................      $   8,295            $  5,349
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization..................................          2,673               1,224
     Net (gain) loss on sale of property, premises and equipment.....            25                   4
     Equity in earnings from unconsolidated subsidiaries............           (602)               (261)
     Changes in operating assets and liabilities, net  of effects from purchase of Westbrooke Communities Inc.:
         Inventory and land held for development, net...............        (43,778)            (11,178)
         Receivables................................................         (4,128)             (1,184)
         Other assets ..............................................          1,666                (796)

         Payable to affiliates......................................           (710)              1,034
         Accounts payable and accrued liabilities...................          1,547               1,873

         Other liabilities..........................................          7,710                 765
                                                                          --------------       -------------
         Net cash used in operating activities  ....................        (27,302)             (3,170)
                                                                          --------------       -------------
Cash flows from investing activities:
   Proceeds from maturing certificate of deposit ...................          -----               1,000
   Purchases of property, premises and equipment ...................         (1,544)             (1,635)
   Proceeds from sale of property, premises and equipment ..........          -----                  40
   Increase in Goodwill ............................................           (444)                (42)
   Cash acquired in purchase of Westbooke Communities Inc. .........          3,618                -----
   Investment in unconsolidated subsidiaries .......................          -----                (944)
   Distributions from unconsolidated subsidiaries ..................            668               1,585
                                                                          --------------       -------------
         Net cash provided by (used in) investing activities .......          2,298                   4

Cash flows from financing activities:
   Net proceeds from initial public offering of common stock........         18,446                -----
   Net proceeds from Underwriters over-allotment option ............          2,879                -----
   Capital contributions received ..................................            301                 124
   Dividends paid ..................................................          -----              (3,271)
   Proceeds from advances on construction loans payable ............        207,685             109,979
   Principal payments on construction loans payable ................       (188,536)           (109,726)
   Principal payments on acquisition notes payable..................        (13,381)              -----
   Proceeds from advances on notes payable to affiliate.............          -----               6,811
   Principal payments on notes payable to affiliate ................          -----              (1,365)
                                                                          --------------       -------------
         Net cash provided by financing activities..................         27,394               2,552
                                                                          --------------       -------------
Increase (decrease) in cash ........................................          2,390                (614)
Cash, beginning of period ..........................................            746                 642
                                                                          --------------       -------------
Cash, end of period ................................................      $   3,136            $     28
                                                                          ==============       =============
Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest ......................................................      $   6,876            $  4,711
                                                                          ==============       =============
     Income taxes ..................................................      $   6,391            $  3,028
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

The Company's primary subsidiaries are as follows:

                   Subsidiary                                         Nature of Business
Newmark Home Corporation (Newmark) .........       Single-family   residential  homebuilding  in  Texas,
                                                   Tennessee and North Carolina - formed in 1983.
Westbrooke Communities, Inc. (Westbrooke)          Single-family   residential   homebuilding   in   Florida
                                                   -formed in 1976.
The Adler Companies, Inc. (Adler) ..........       Single-family   residential   homebuilding   in   Florida
                                                   -formed in 1990.
Pacific United Development Corporation             Residential   lot  development  in  Texas  and  Tennessee
(PUDC)......................................       -formed in 1993.


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

The following tables reconcile the computation of basic and diluted EPS for the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997.

                                   Three Months Ended September 30, 1998             Three Months Ended September 30, 1997
                                ---------------------------------------------    ----------------------------------------------
                                  Income          Shares         Per Share        Income            Shares        Per Share
                               (Numerator)     (Denominator)      Amount       (Numerator)      (Denominator)       Amount
                              ---------------------------------------------------------------- --------------------------------
Basic EPS:
      Income available to
      common shareholders         $3,841,000        11,500,000          $.33       $2,064,000         9,200,000           $.22
                                                               ==============                                   ===============

Effect of Dilutive Securities
      1998  Tandem Stock
      Option Plan                      -----           113,667                          -----             -----
                              ---------------------------------              ----------------- -----------------

Diluted EPS:
      Income available to
      common shareholders +
      assumed conversions         $3,841,000        11,613,667          $.33       $2,064,000         9,200,000           $.22
                                                               ==============                                   ===============



                                   Nine Months Ended September 30, 1998            Nine Months Ended September 30, 1997
                              -------------------------------------------------------------------------------------------------

                                  Income          Shares         Per Share        Income             Shares        Per Share
                               (Numerator)     (Denominator)      Amount        (Numerator)      (Denominator)       Amount
                              ----------------------------------------------------------------- ----------------- -------------
Basic EPS:
      Income available to
      Common shareholders         $8,295,000        10,878,755          $.76        $5,349,000         9,200,000          $.58
                                                               ==============                                     =============

Effect of Dilutive Securities
      1998  Tandem Stock
      Option Plan                      -----            76,194                           -----             -----
                              ---------------------------------              ------------------ -----------------

Diluted EPS:
      Income available to
      common shareholders +
      assumed conversions         $8,295,000        10,954,949          $.76        $5,349,000         9,200,000          $.58
                                                               ==============                                     =============

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

The following unaudited pro forma financial information for the three months and nine months ended September 30, 1997 is presented as if the Westbrooke acquisition had occurred on January 1, 1997 (dollars in thousands). This pro forma financial information does not necessarily reflect the results of operations as if they had occurred or the results that may occur in the future.

                                                                  Three Months Ended        Nine Months Ended
                                                                  September 30, 1997       September 30, 1997
                                                                  ------------------       --------------------
Revenues.............................................................   $88,975                 $227,486
Cost of sales  ......................................................    74,805                  189,797
                                                                         ------                  -------

Gross profit.........................................................    14,170                   37,689
                                                                         ------                   ------
                                                                        $ 2,594                 $  6,380
          Net income ................................................   =======                    =====

Earnings per common share:
     Basic ..........................................................   $   .28                 $    .69
                                                                           ====                     ====
Weighted average number of shares of common
     stock equivalents outstanding:
     Basic .......................................................... 9,200,000                9,200,000
                                                                      =========                =========


Note 3.       Inventory

The inventory as of September 30, 1998 and December 31, 1997 consists of the following:

                                                                                              Carrying value
                                                    Number of homes                           (in thousands)
                                         --------------------------------------    -------------------------------------
                                          September 30,         December 31,        September 30,        December 31,
                                               1998                 1997                1998                 1997
                                         -----------------    -----------------    ----------------     ----------------
Completed  ..................................         130                   90             $25,078              $18,564
Under construction  .........................         973                  444             101,819               48,352
Models  .....................................          87                   40              16,275                8,490
Residential lots.............................       -----                -----              43,904               27,141
Land held for development....................       -----                -----                 472                  463
                                         -----------------    -----------------    ----------------     ----------------
               Total                                1,190                  574            $187,548             $103,010
                                         =================    =================    ================     ================


Note 4.       Capitalized Interest

A summary of interest capitalized in inventory is as follows (in thousands):

                                                    Three Months Ended            Nine Months Ended
                                                      September 30,                 September 30,
                                                --------------------------- -- -------------------------
                                                   1998               1997          1998           1997
                                                ------------    -----------    ----------     ----------
Interest capitalized, beginning of period ....     $5,542           $2,067        $2,572         $1,494
Capitalized    interest    acquired   in   the
purchase of Westbrooke .......................      -----            -----         2,597          -----
Interest incurred ............................      2,690            1,846         7,859          4,861
Less interest included in:
      Cost of sales ..........................      2,412              965         6,069          2,584
      Other (income) expense .................        419              701         1,558          1,524
                                                 -----------    -----------     ---------     ----------
Interest capitalized, end of period ..........     $5,401           $2,247        $5,401         $2,247
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

Results of Operations

The  following  tables set forth certain  operating  and financial  data for the
Company:

                              New sales contracts,
                              net of cancellations            Home closings
                             ------------------------
                                                         -------------------------
                                  Three Months                 Three Months
                               Ended September 30,         Ended September 30,
                             ------------------------    -------------------------
                                    1998        1997           1998          1997
                                    ----        ----           ----          ----

Houston                              124          90            148           117
Austin                               119          75            110            74
Dallas                                47          43             42            33
Nashville                             20           0              8             0
South Florida                        180          35            200            43
                                    ----        ----           ----          ----

Total                                490         243            508           267
                                    ====        ====           ====          ====


                              New sales contracts,                                            Homes in
                              net of cancellations            Home closings                 sales backlog
                             ------------------------    -------------------------     ------------------------
                                   Nine Months                 Nine Months                      As of
                               Ended September 30,         Ended September 30,              September 30,
                             ------------------------    -------------------------     ------------------------
                                     1998       1997           1998          1997             1998        1997
                                     ----       ----           ----          ----             ----        ----
Houston                               456        301            349           283              204          88
Austin                                385        253            297           234              173          91
Dallas                                143        117            116            97               69          48
Nashville                              40          0             14             0               26           0
South Florida                         618         86            546           117              439          66
                                      ---         --            ---           ---              ---          --

Total                               1,642        757          1,322           731              911         293
                                    =====        ===          =====           ===              ===         ===



                                                     As a Percentage of Revenue            As a Percentage of Revenue
                                                                 Three Months                         Nine Months
                                                             Ended September 30,                  Ended September 30,
                                                     ------------------------------------- ----------------------------------
                                                           1998              1997              1998               1997
                                                           ----              ----              ----               ----
Cost of sales                                             83.2%             81.7%              83.5%             81.5%
Gross profit                                              16.8%             18.3%              16.5%             18.5%
Selling, general and administrative expenses              10.7%             11.4%              10.9%             11.8%
Income before income taxes                                 5.4%              5.5%               4.7%              5.4%
Income taxes (1)                                          37.5%             39.1%              37.5%             39.1%
Net income                                                 3.4%              3.4%               2.9%              3.3%

(1) As a percent of income before income taxes.


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

Revenues for the three months ended September 30, 1998, increased by 83.6%, to $112.9 million, from $61.5 million for the comparable period of 1997. The number of homes closed by the Company increased by 90.3% to 508 homes in the three months ended September 30, 1998 from 267 homes in the same period of 1997. A slowdown in construction in southern Florida caused by the threat of Hurricane Georges affected third quarter revenue and earnings, delaying the closings of approximately 20 homes. The increases in both revenues and homes closed were due in part to the acquisition of Westbrooke in January 1998. In the three months ended September 30, 1998, Westbrooke closed 160 homes, with revenues totaling $27.9 million. Westbrooke comprised 31.5% of the homes closed in the period, and 24.7% of the revenues generated. Excluding Westbrooke, revenues increased by 38.2%, to $85 million in the three months ended September 30, 1998.

The average selling price of homes closed in the three months ended September 30, 1998 was $221,797, a decrease of 3.4% from $229,557 selling price in the comparable period of 1997. Westbrooke's average selling price was $174,262. Excluding Westbrooke, the average selling price for homes closed in the three months ending September 30, 1998 was $243,652, an increase of 6.1%.

New net sales contracts increased 101.6%, to 490 homes for the three months ended September 30, 1998, from 243 homes for the three months ended September 30, 1997. The dollar amount of new net sales contracts increased 106%, to $108.2 million. Westbrooke had 112 home sales contracts during the current period. Excluding Westbrooke, sales contracts were 378 homes in the current three-month period, a 55.6% increase over 1997.

The Company was operating in 60 subdivisions at September 30, 1998, compared to 46 subdivisions at September 30, 1997. At September 30, 1998, the Company's backlog of sales contracts was 911 homes, a 210.9% increase over comparable figures at September 30, 1997. At September 30, 1998, Westbrooke had 289 homes in sales backlog. Excluding Westbrooke, the sales backlog at September 30, 1998, was 622 homes, a 112.3% increase over 1997.

Cost of sales increased by 86.8%, to $93.9 million in the three months ended September 30, 1998, from $50.3 million in the comparable period of 1997. The increase was attributable to the increase in revenues. As a percentage of revenues, cost of sales for the quarter increased to 83.2% in 1998 from 81.7% in 1997. The increase in cost of sales as a percentage of revenues is due primarily to the acquisition of Westbrooke. Generally, the margins on the homes sold in South Florida will carry lower margins due to the impact of higher land cost relative to sales price. Excluding Westbrooke, as a percentage of revenues, cost of sales decreased slightly to 81.1% in 1998 from 81.7% in 1997.

Selling, general and administrative (SG&A) expense increased by 72.3%, to $12.1 million in the three months ended September 30, 1998, from $7 million in the comparable period of 1997. As a percentage of revenues, SG&A expense decreased slightly to 10.7% in 1998, from 11.4% in 1997. Excluding Westbrooke, SG&A expense increased by 52.9% to $10.7 million. This increase was caused by the expansion into Nashville, Tennessee as well as the growth in the Company's Texas markets as reflected in the 38.2% increase in revenues for the third quarter 1998 and the 112.3% increase in the backlog at the end of September 1998 versus September 1997. Both numbers exclude Westbrooke's results.

Interest expense amounted to $419,000 in the three months ended September 30, 1998, compared to $701,000 in the comparable period of 1997. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended September 30, 1998 and 1997, the Company expensed a portion of incurred interest and other financing costs on those completed homes held in inventory. This expense decreased due to the decrease in the average number of completed homes held in inventory for the quarter ending September 30, 1998 compared to the quarter ending September 30, 1997. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 37.5% for the three months ended September 30, 1998, compared to 39.1% for the three months ended September 30, 1997. Under a tax allocation agreement with Pacific USA, the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay Pacific USA the sum which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the tax allocation agreement amounting to $2.2 million for the three months ended September 30, 1998 compared to $1.3 million for the three months ended September 30, 1997.

Net income increased by 86.1% to $3.8 million for the three months ending September 30, 1998 from $2.1 million for the corresponding period in 1997. Westbrooke comprised 15.9% of the net income for the three months ending September 30, 1998.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.

Revenues for the nine months ended September 30, 1998, increased by 75.7%, to $285.2 million, from $162.3 million for the comparable period of 1997. The number of homes closed by the Company increased by 80.8% to 1322 homes in the nine months ended September 30, 1998 from 731 homes in the same period of 1997. A slowdown in construction in southern Florida caused by the threat of Hurricane Georges affected third quarter revenue and earnings, delaying the closings of approximately 20 homes. The increases in both revenues and homes closed were due in part to the acquisition of Westbrooke in January 1998. In the nine months ended September 30, 1998, Westbrooke closed 457 homes, with revenues totaling $79.1 million. Westbrooke comprised 34.6% of the homes closed in the period, and 27.7% of the revenues generated. Excluding Westbrooke, revenues increased by 27%, to $206 million in the nine months ended September 30, 1998.

The average selling price of homes closed in the nine months ended September 30, 1998 was $214,466, a decrease of 2.5% from $219,855 selling price in the comparable period of 1997. Westbrooke's average selling price was $173,123. Excluding Westbrooke, the average selling price for homes closed in the nine months ending September 30, 1998 was $236,309, an increase of 7.5%.

New net sales contracts increased 116.9%, to 1642 homes for the nine months ended September 30, 1998, from 757 homes for the nine months ended September 30, 1997. The dollar amount of new net sales contracts increased 122.5%, to $354.3 million. Westbrooke had 434 home sales contracts during the current period. Excluding Westbrooke, sales contracts were 1208 homes in the current nine-month period, a 59.6% increase over 1997.

Cost of sales increased by 79.9%, to $238 million in the nine months ended September 30, 1998, from $132.3 million in the comparable period of 1997. The increase was attributable to the increase in revenues. As a percentage of revenues, cost of sales for the nine-month period increased to 83.5% in 1998 from 81.5% in 1997. The increase in cost of sales as a percentage of revenues is due primarily to the acquisition of Westbrooke. Generally, the margins on the homes sold in South Florida will carry lower margins due to the impact of higher land cost relative to sales price. Excluding Westbrooke, as a percentage of revenues, cost of sales increased slightly to 81.6% in 1998 from 81.5% in 1997.

SG&A expense increased by 63.2%, to $31.2 million in the nine months ended September 30, 1998, from $19.1 million in the comparable period of 1997. As a percentage of revenues, SG&A expense decreased slightly to 10.9% in 1998, from 11.8% in 1997. Excluding Westbrooke, SG&A expense increased by 38.8% to $26.5 million. This increase was caused by the expansion into Nashville, Tennessee as well as the growth in the Company's Texas markets as reflected in the 27% increase in revenues and the 112.3% increase in the backlog, excluding Westbrooke, at the end of September 1998 versus September 1997.

Interest expense amounted to $1.6 million in the nine months ended September 30, 1998, compared to $1.5 million in the comparable period of 1997. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the nine months ended September 30, 1998 and 1997, the Company expensed a portion of incurred interest and other financing costs of finished homes. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 37.5% for the nine months ended September 30, 1998, compared to 39.1% for the nine months ended September 30, 1997. Under a tax allocation agreement with Pacific USA, the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay Pacific USA the sum which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the tax allocation agreement amounting to $4.7 million for the nine months ended September 30, 1998 compared to $3.4 million for the nine months ended September 30, 1997.

Net income increased by 55% to $8.3 million for the nine months ending September 30, 1998 from $5.3 million for the corresponding period in 1997. Westbrooke comprised 25.6% of the net income for the nine months ending September 30, 1998.

Financial Condition, Liquidity and Capital Resources

At September 30, 1998, the Company had available cash and cash equivalents of $3.1 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at September 30, 1998, increased by $84.5 million from December 31, 1997, due to a general increase in business activity; the acquisition of Westbrooke and the expansion of operations in the newer market areas. Because a portion of the net proceeds from the initial public offering was used to repay a portion of the outstanding balances under the Company's construction credit facilities, the Company's ratio of construction loans payable to total capital assets decreased to 55.8% at September 30, 1998, from 62.5% at December 31, 1997. The equity to total assets ratio decreased during the nine months, to 35.1% at September 30, 1998, from 40% at December 31, 1997 due to the acquisition of Westbrooke (see Note 2).

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions, through funds from earnings, and, in 1998, from the sale of common stock.

At September 30, 1998, the Company had unused lines of credit for construction loans totaling approximately $163.6 million of which $19.9 million is available to draw down.

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

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at September 30, 1998, the Company had no material commitments for capital expenditures.

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

Management Information Systems

The Company utilizes a number of computer information systems in conjunction with its homebuilding and residential lot development operations. The Company has converted the majority of its computer information systems to be Year 2000 compliant and expects to be totally complete by the middle of 1999. The Company is in the process of surveying its significant vendors and suppliers to assess their state of readiness for the Year 2000. The Company cannot currently determine to what extent the Year 2000 issue will affect these parties and consequently, the Company. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company's financial position or results of operations.


Item 3.  Changes in Information about Market Risk

         No disclosure required.

Part II.  Other Information

Item 1.  Legal Proceedings

         No disclosure required.

Item 2.  Changes in Securities

         No disclosure required.

Item 3.  Defaults Upon Senior Securities

         No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.

Item 5.  Other Information

         No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

              1.  Exhibit 27 - Financial Data Schedule.



                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NEWMARK HOMES CORP.

November 3, 1998                     By:   /s/   Terry C. White
Date                                     _______________________________________
                                         Terry C. White, Senior Vice President,
                                         Chief Financial Officer,
                                         Treasurer and Secretary