Form 10-K
period 1998-12-31
NEWMARK HOMES CORP
filed 1999-03-31
CIK 1046578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  DC  20549


                                    FORM 10-K


 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER 000-23677


                              NEWMARK  HOMES  CORP.
             (Exact Name of Registrant as Specified in Its Charter)


                  Nevada                               76-0460831
     (State or Other Jurisdiction of       (IRS Employer Tax Identification No.)
     Incorporation  or  Organization)


         1200 Soldiers Field Drive               Sugar  Land,  TX  77479
  (Address of Principal Executive Offices)             (Zip  Code)

                                  281-243-0100
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None


        Securities to be registered pursuant to Section 12(g) of the Act:


                               Title of Each Class
                               -------------------

                          Common Stock, par value $.01


Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
                                                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this  Form  10-K.  [   ]

     As of March 1, 1999, Registrant had outstanding 11,500,000 shares of common stock. Of the total shares outstanding, 2,262,000 shares of common stock were held by non-affiliates of the Registrant, having an aggregate market value on that date of $15,834,000 (based on the closing sales price on NASDAQ).


Documents  incorporated  by  reference:

Related
Section                    Documents
--------------------------------------------------------------------------------
  III Definitive Proxy Statement to be filed pursuant to Regularion 14A on or before April 30, 1999.

                                     PART I

ITEM  1.  BUSINESS

GENERAL

     Newmark  Homes  Corp.  (the  "Company"),  a  Nevada  corporation  formed in
December 1994, is a holding company and the parent company of a group of homebuilding companies which consists of Newmark Home Corporation ("Newmark"), Westbrooke Communities, Inc. and affiliated entities (collectively, "Westbrooke") and The Adler Companies, Inc. The Company also owns a lot development company, Pacific United Development Corp. Through its operating subsidiaries, the Company designs, builds and sells single-family detached homes in seven major markets within the Southwest and Southeast United States, including Houston, Austin, Dallas/Fort Worth, Ft. Lauderdale/Palm Beach/Miami ("South Florida"), Nashville and most recently, Charlotte, and Greensboro/ Winston-Salem. Each of these markets has experienced population and job growth above the national average over the last several years. The Company operated in 66 subdivisions in these metropolitan areas, and had 829 homes under construction at December 31, 1998. In addition, as of December 31, 1998, the Company owned or had under option contract 2,848 lots available for future growth. The Company has also been actively engaged in residential land acquisition and development, which enables it to provide lots for its homebuilding operations.

     In Texas, Tennessee and North Carolina, Newmark offers high-quality homes, designed principally for the "move-up" and relocation market segments, under the Newmark(TM) tradename. Typically, Newmark homes range in size from 1,700 square feet to over 4,500 square feet and range in price from $120,000 to $350,000, with an average sales price of $245,000 for homes closed during 1998. Newmark also offers custom homes under the Fedrick, Harris Estate Homes name that range in size from 3,500 square feet to over 7,000 square feet and range in price from $250,000 to over $800,000, with an average sales price of $405,000 for homes closed during 1998. Revenues generated from sales of Fedrick, Harris Estate Homes were 17.0% and 14.0% of total homebuilding revenues for 1997 and 1998, respectively.

     In the South Florida market, Westbrooke and The Adler Companies, Inc. also offers high-quality homes designed primarily to appeal to "move-up" homebuyers, with homes ranging in size from approximately 1,300 square feet to over 3,700 square feet and ranging in price from $114,000 to $274,000, with an average sales price of $178,000 for homes closed in 1998.

     The Company's homebuilding operation is positioned to compete with other high-volume builders by offering a broader selection of homes with more amenities and greater design flexibility than typically offered by volume builders. Homebuyers are given the ability to select various design features in accordance with their personal preferences. Through a volume building approach, the Company's custom homes generally offer more value than those offered by local, lower-volume custom builders, primarily due to the Company's effective purchasing, construction and marketing programs. While most design modifications are significant to the homebuyer, they typically involve relatively minor adjustments that allow the Company to maintain construction efficiencies and result in greater profitability due to increased sales prices and margins. The Company believes that its ability to meet the design tastes of prospective homebuyers at competitive prices distinguishes the Company from many of its competitors.

     Newmark was founded in Houston, Texas in 1983 and was acquired by Pacific Realty Group, Inc. on October 1, 1993. When the Company was formed in December 1994, Pacific Realty Group transferred its interest in Newmark to the Company. Westbrooke was founded in Miami, Florida in 1976 and was acquired by the Company on January 1, 1998. The operations of The Adler Companies, Inc., which was formed in Miami, Florida in 1990 and acquired by the Company on March 1, 1995, were merged with the Westbrooke operation in 1998. Newmark and Westbrooke have achieved consistent profitability throughout their respective histories due to both innovative and disciplined approaches to home construction, land acquisition and development as well as lot purchases. The Company believes that the tenure and experience of its officers and key employees and its disciplined approach to business have been key factors to the Company's success. There has been virtually no turnover among officers and key employees since the inception of both Newmark and Westbrooke.

     The Company's corporate offices are located in Houston. The Company's divisions in Houston, Austin, Dallas/Ft. Worth, Nashville, Charlotte and Greensboro/Winston-Salem are managed from the Houston location. The Company's South Florida operations are primarily the responsibility of Westbrooke management with support from, and oversight of, the Company's corporate office as needed.

STRATEGY

     The Company's objective is to provide its customers with homes that offer both quality and value, while seeking to maximize its return on invested capital. Management believes that a balanced and disciplined approach to home construction, land purchases and marketing is essential to the Company's anticipated growth. To achieve this objective, the Company has developed a strategy which focuses on the following elements:

     GROWTH MARKETS. The Company's primary markets have each experienced population and job growth in excess of the national average over the past several years. The Company believes that significant growth opportunities remain in most these markets. The Company also continues to evaluate new markets that have significant "move-up" and relocation segments that would satisfy the Company's profitability, investment return and other criteria. While the Company anticipates entering new markets primarily through start-up operations, it will also consider the acquisition of homebuilding companies that have complementary management styles as exemplified by the Company's acquisition of Westbrooke. Entry into new markets is preceded by extensive due diligence and research conducted by management, in conjunction with Pacific Research Group, Inc., an affiliate corporation wholly-owned by Pacific Realty Group, Inc., and unaffiliated third-party resources.

     SOPHISTICATED MARKETING. The Company employs sophisticated and comprehensive marketing programs to attract potential homebuyers. Elements of this marketing program include extensive telemarketing, an Internet web site, a virtual reality CD-ROM home tour, and an interactive software program. The
Company retains a national marketing consultant to develop its overall advertising strategy. The Company executes its overall marketing strategy through advertising campaigns tailored to local markets. Local marketing campaigns include coordination of realtor promotions, subdivision grand openings, showcase presentations for custom homes, the Company's newsletters, realtors' newsletters, product bulletins, billboards, local newspaper advertisements and other direct sales activities. The Company's web site, featuring a virtual reality home tour, allows a prospective homebuyer to download the home tour software to a personal computer and "tour" completely furnished homes, view the Company's different floor plans, locate the various subdivisions available in each market, and learn about neighborhood schools, subdivision amenities and shopping as well as the Company's construction techniques. The South Florida operation also utilizes an interactive software program known as "Design Wizard" which enables a homebuyer to customize a home which meets their needs and lifestyles. While sitting at a computer monitor located in a sales center, the buyer responds to a series of general lifestyle and financial questions. Based on the buyer's responses, the interactive software program then shows the buyer variations of a basic floor plan as well as the cost of the proposed changes. Design Wizard enhances the Company's ability to offer customized homes at prices similar to standard floor plans of competing builders.

     MARKET FOCUS. In markets with a significant number of relocation buyers, such as Texas, Tennessee and North Carolina, the Company aggressively competes with resales of existing homes, primarily by making available to potential buyers completed or nearly completed homes. In these relocation markets, the Company believes that maintaining an inventory of completed or nearly completed homes provides distinct competitive advantages by (i) allowing home buyers to physically inspect their future home, in many instances easing their decision to buy, (ii) providing homes which can be moved into in or close to the same time frame as purchases of previously owned homes and (iii) allowing homebuyers to avoid the significant time and monetary costs typically associated with updating previously owned homes. Since 1993, 78% of the Company's homes were sold prior to completion of the home. In the South Florida market, the Company primarily focuses on "move-up" homebuyers, and to a lesser extent, first-time homebuyers. In this market, substantially all homes are sold prior to commencing construction.

     MANAGEMENT TRAINING. The Company aggressively recruits and hires new management trainees, typically with some construction experience, following graduation from college and trains these new hires for increasing levels of responsibility within the Company. Through continuous "on the job" experience and classroom training, these associates become knowledgeable, experienced candidates for middle management positions. The Company believes that one of its strengths is its depth of middle management. This depth facilitates the Company's growth strategy as more experienced management relocates to new markets to conduct start-up operations while top performing middle managers are promoted to increasing levels of responsibility for continuing expansion of existing markets. The Company also actively seeks and employs qualified candidates for sales and marketing positions and provides extensive training designed to improve marketing skills and educate sales associates with respect to the uniqueness of the Company's homes which allows them to emphasize product differentiation in the sales process.

     DECENTRALIZED OPERATIONS WITH EXPERIENCED MANAGEMENT. The Company believes that the in-depth knowledge of its experienced management in local markets enables the Company to better serve its customers. The Company is organized into operating divisions, each relating to a local market area. Local management of each operating division is responsible for preliminary site selection and negotiation of option contracts in accordance with Company policies. Additionally, each operating division plans its homebuilding schedule, selects the building plans and architectural scheme for its subdivisions, obtains all building approvals, and develops a marketing plan for its homes. With the exception of the South Florida operation, the Company's corporate office retains responsibility for purchasing, accounting/consolidation, and certain other management and administrative matters including approval of all lot contracts, final product selection, securing all financing and marketing plan approval. With respect to the South Florida operation, management of Westbrooke makes the majority of the decisions related to the responsibilities described above with the support from, and oversight of, the Company's corporate office as needed.

     CENTRALIZED PURCHASING. The Company utilizes centralized purchasing to leverage its purchasing power into volume discounts, a practice which reduces costs, ensures timely deliveries and reduces the risk of supply shortages due to allocations of materials. The Company has negotiated favorable price arrangements with high quality national and regional suppliers such as General Electric, Rheem Manufacturing, Dupont Corian, Owens Corning, Dow Chemical, Royal Baths, Kwikset and Sherwin-Williams for appliances, heating and air conditioning, counter tops, bathroom fixtures, roofing and insulation products, floor coverings, and other housing components. Major materials, such as lumber, sheetrock, concrete and brick, are also centrally purchased to obtain volume discounts. There are no minimum purchase requirements for these arrangements.

     COST MANAGEMENT. The Company controls construction costs through the efficient design of its homes and by obtaining favorable pricing, where possible, from subcontractors based on the high volume of work performed for the Company. The Company also controls its warranty costs through quality control that ensures that the home has been totally finished prior to the buyer moving in, thus enhancing customer satisfaction. The Company controls its advertising expenses through sophisticated budgeting of expenses with extensive review of all expenditures. Some of the Company's major suppliers and contractors also contribute advertising dollars for special promotions of houses and products. These campaigns feature the key suppliers' products and enhance the image of the Company's homes through brand recognition. In addition, the Company seeks to control its corporate overhead costs through efficiencies achieved through its highly automated and integrated systems.

     STRATEGY TO LIMIT REAL ESTATE EXPOSURE. The Company seeks to maximize its return on invested capital and limit its exposure to changes in land valuation by obtaining options to purchase lots whenever feasible. The Company will also directly acquire, where appropriate, quality residential properties that are in high demand for use in its homebuilding operations and for sale to third-party builders. The Company's executive management establishes targeted levels of lot options and land for development based on its strategic plan for the overall growth of the Company. The Company targets properties for acquisition that are both suitable for its homebuilding product and in locations which are anticipated to maintain the homebuyers' property values. The Company believes this strategy improves inventory turnover and enables the Company to develop and dispose of the developed lots typically within two to three years. The Company does not acquire land that is not suitable for lot development and residential construction and does not speculate on land values by acquiring and holding land for resale or for future development.

     The Company seeks to limit its exposure to real estate inventory risks by closely monitoring (i) its unsold inventory of new homes and the stage of completion of homes under construction on an ongoing basis, (ii) the volume of starts of new homes and (iii) local job market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and trends in work force median income levels.

MARKETS

     The Company conducts homebuilding activities in seven markets within four states, including Houston, Austin, Dallas/Fort Worth, Ft. Lauderdale/Palm Beach/Miami, Nashville, Charlotte and Greensboro/Winston-Salem. The Company intends to begin building homes in the San Antonio market in the third quarter of 1999. The Company's operations in each of its markets differ based on a number of market specific factors.

     The following table presents selected lot inventory and homebuilding data for the Company's current markets:

                                                    LOT INVENTORY           HOMEBUILDING REVENUES/
                                                                                 HOMES CLOSED
                                          ------------------------------  ----------------------------
                                                      DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                          ------------------------------  ----------------------------
MARKET                        COMMENCED       1996       1997       1998      1996      1997      1998
------------------- --------  ----------  ---------  ---------  --------  --------  --------  --------
                                                                          (Dollars in thousands/units)
Houston                            1983        339        632        632  $ 79,920  $ 85,690  $126,138
                                                                               363       361       482
Austin                             1984        208        363        697    63,891    66,405    82,970
                                                                               334       317       386
Dallas/Fort Worth                  1995        146        396        292    20,180    30,119    38,078
                                                                               103       138       159
Ft. Lauderdale/Palm
 Beach/Miami                       1976        169        368        760    16,819    30,863   144,780
                                                                               102       156       814
Nashville                          1997         --        261        276        --        --    12,116
                                                                                --        --        33

Charlotte                          1998         --         --         16        --        --        --

Greensboro/ Winston-Salem          1998         --         --         34        --        --        --

San Antonio                        1998         --         --        141        --        --        --
                                          ---------  ---------  --------  --------  --------  --------
 Total Lots/Revenue                        862 (1)  2,020 (1)  2,848 (1)  $180,810  $213,077  $404,082
                                         ==========  =========  =========  ========  ========  ========
 Total Units Closed                                                            902       972     1,874
                                                                           ========  ========  ========

__________
(1)     Includes  656,  1,267  and  1,880  lots  under  option  contracts  as  of  December 31, 1996,
        1997 and 1998, respectively.

     From the results of the research and analysis performed by the Company and Pacific Research Group, the Company plans to focus its development activity based on the following factors, among others: regional economic conditions, projected job growth, land availability, the local land development process, consumer tastes, competition from other builders of new homes and secondary home sales activity. The statistical information presented below has been compiled from a number of public sources by Pacific Research Group.

     HOUSTON, TEXAS. According to American Metro Study Corporation, Houston posted record numbers in the new home market with 22,779 starts in 1998, 21.7% higher than in 1997. Although Houston experienced a downturn in the energy industry in late 1998, it has enjoyed a 3.1% rate of annual employment growth, or an average of 55,000 jobs per year since 1993. Houston has diversified its employment base between energy-dependent and non-energy-dependent industries, which has promoted more stable job growth and a strong relocation market. Houston's population has grown by an average of 90,000 persons per year since 1990. The area's affordable home market, low cost of living (98% of the US average) and strong population growth (1.8 million people from 1970 to 1995) continue to favorably impact the demand for single-family homes. Places Rated Almanac, published in early 1998, ranked Houston third in near-term job growth just behind Atlanta and Dallas. The mean household income for Houston rose to an estimated $75,317 in 1998 from $57,192 in 1990, reflective of the strong job market in the metro area.

     Historically, the Company has maintained a moderate level of market share in Houston, but believes that additional expansion in this market is appropriate based on current and anticipated market conditions. The Company has strong brand name recognition in Houston and has positioned itself to take advantage of this anticipated market expansion. The Company builds homes in ten of the top fifteen performing communities in Houston.

     AUSTIN, TEXAS. Like Houston, Austin's new home market had a record setting year as well in 1998. According to American Metro, Austin started 9,670 homes and closed approximately 8,738 in 1998. In 1998, homebuilders started 33.1% more homes and closed 22.2% more than in 1997. Builders were reporting that they could not finish homes fast enough to keep up with demand due to a nationwide labor shortage. From 1992 to 1998, Austin created an average of 27,700 jobs per year, an annual growth rate of 5.6%. The metro area has experienced stellar population growth in the past five years adding an annual average of 32,800 people in a city of 1 million total people. According to the RFA Precis Metro Edition for November 1998, Austin's economy slowed slightly in 1997 and 1998, with an average of 24,900 new jobs created, still posting a strong 4.5% employment growth.

     The Company plans to maintain current levels of activity in this market. The Company believes that this is an appropriate level of activity given the size of the Austin market.

     DALLAS/FORT WORTH, TEXAS. The combined Dallas/Fort Worth metropolitan area exceeded 4.7 million in total population in 1998. With an employment base of more than 2.5 million jobs, the metro area has added approximately 97,000 jobs annually from 1994 to 1998 (a 4.1% annual growth rate). Strong population growth has accompanied these gains in employment. RFA Precis Metro Edition, November 1998, reports estimates of 2.5% growth in 1997 and 2.3% growth in 1998. According to American Metro Study, 1998 was a banner year for the Dallas and Ft. Worth housing markets. Dallas started 20,102 homes, a 16.3% increase over 1997 and 23.9% more than 1996. The "months supply" of finished vacant inventory set an all time low of 0.96 months or 4 weeks illustrating the tight housing market in Dallas. Ft. Worth experienced the highest levels for housing starts (8,797) and closings (8,076) in more than a decade. The regional economy remains vibrant, with affordability, as well as a viable high-tech core, attracting corporate moves.

     The Company has positioned itself to increase its market share in the Dallas/Fort Worth market, as this area continues its economic expansion. The Company entered this market with start-up operations in 1995 and is achieving the image, brand awareness and improved lot position, which the Company believes will support its expansion in this market.

     FT. LAUDERDALE/PALM BEACH/MIAMI, FLORIDA. The Company's operations in Florida are concentrated in Broward, Palm Beach and Dade Counties. These counties include the cities of Ft. Lauderdale, Palm Beach and Miami, respectively. Broward County experienced an average annual population growth of 30,100 residents from 1991 to 1998, representing a compounded annual growth rate of 2.1%. The RFA Precis Metro Edition, November 1998, projects that Broward County's population will increase at a rate of 1.9% annually between 1996 and 2002. Most newcomers to the market are expected to be working-age families, a majority relocating from the South Dade/Miami area. The service sector dominates the overall employment in Broward. The service sector job growth rate of 4.7% between September 1997 and September 1998 is reflected in the 29,200 new jobs created during that period.

     The West Palm Beach economy is expanding very rapidly. Employment growth is currently the fastest of the three major south Florida markets at 4.7%. By the year 2005, the employment base in Palm Beach County is projected to total over 550,000 jobs; a notable increase over 1997's estimated total of nearly 430,000 jobs. Another significant long-term advantage is West Palm Beach's affluence. The metro area boasts one of the highest per capita incomes in the nation at $38,081, 35% higher than the national average of $24,436. According to the RFA Precis Metro Edition, November 1998, Palm Beach County's population is projected to increase annually by 21,700 people to a total population of 1.08 million by 2000.

     Fueled by growth in the service and trade industries, Dade County gained approximately 20,000 new jobs per year from 1997 to 1998, an annual growth rate of approximately 4.5%. According to the RFA Precis Metro Edition, November 1998, the Dade County population is projected to increase annually by 16,500 people to a total population of 2.1 million by 2000. RFA also forecasted an employment growth rate through the year 2002 of 2.3% for this area, which compares favorably to a national projected average annual growth rate of 1.4%.

     The Company entered this market in 1995 with the acquisition of The Adler Companies, Inc. Then, in January 1998, the Company acquired Westbrooke, thus expanding the Company's operations in Broward County and providing an entry into the Palm Beach County market. The Company believes that it is positioned to expand into new developments in these markets.

     NASHVILLE, TENNESSEE. From 1991 to 1998, Nashville's population grew by nearly 13%, almost double the national growth rate of 6.6%. With more than 123,500 jobs created from 1992 to 1998, the area's employment growth rate of 24.0% was 65% better than the national rate of 15.7% for that period. Nashville's labor market remains very tight and unemployment is at a 30-year low of 2.7%. Long term, Nashville has several advantages that are expected to support positive employment growth. As the state capital and locale for many regional company headquarters, Nashville is expected to remain the principal driver in Tennessee's economy. It remains a popular tourist destination and relocation center for corporate headquarters. The Company entered the Nashville market through a start-up operation, which commenced construction of new homes in August 1997. Initial home sales began in the first half of 1998, and the first closings occurred in the second quarter of 1998. The Company plans continuing expansion in this market over the next three to four years.

     CHARLOTTE, NORTH CAROLINA. Charlotte's economy is growing at a sustained robust pace. According to the RFA Precis Metro Edition for November 1998, annual employment growth amounted to 3.5% from 1992 to 1998 outpacing both the South (3.0%) and U.S. (2.4%) growth rates. The primary drivers of growth in this market are finance, services and retail trade industries. Charlotte has become a leading financial center, with two financial powerhouses, BankAmerica (formerly Nations Bank) and First Union now headquartered there. Charlotte experienced an average annual population growth of 26,700 residents from 1991 to 1998, representing a compounded annual growth rate of 2.0%. Market Opportunity Research Enterprises reported a record setting new home market in 1998. The Charlotte area closed 10,096 homes in 1998, 13.4% more than 1997 and 22.1% more than 1996.

     GREENSBORO/WINSTON-SALEM, NORTH CAROLINA. Known as "The Triad Area", this area's primary growth drivers are finance, services and durable goods manufacturing industries. According to the RFA Precis Metro Edition for November 1998, annual employment growth amounted to 2.4% from 1992 to 1998, just in line with the national average. The structurally declining non-durable goods (mainly textile and apparel) manufacturing industry is the principal detractor from growth. The unemployment rate remains extremely low at 2.7%, substantially below the state average. Greensboro/Winston-Salem experienced an average annual population growth of 14,400 residents from 1991 to 1998, representing a compounded annual growth rate of 1.3%. RFA ranked the Triad Area above average for long-term growth due to a number of advantages. Greensboro/Winston-Salem is home to a growing financial services industry and its low cost of doing business (95% of the national average) should continue to attract industrial relocations and spur local expansions. Another favorable aspect of the Triad Area is the growing concentration of high-tech firms that are expected to provide solid employment growth.

     The Company entered the Charlotte and the Greensboro/Winston-Salem markets through start-up operations in 1998. Construction of new homes commenced in the fourth quarter of 1998. The first closings should occur in the second quarter of 1999. The Company plans a steady expansion in both these markets for the next four to five years.

     SAN ANTONIO, TEXAS. According to American Metro Study Corporation, San Antonio has also experienced record setting new home starts in 1998. San Antonio started 7,723 homes and closed approximately 6,672 homes in 1998. Homebuilders started 13.6% more homes and closed 9.7% more homes than in 1997. In the past two years, the Alamo City created an average of 25,500 jobs per year, an annual growth rate of almost 4.0%, outpacing the south and the nation. For the past five years, the metro area has experienced an annual average of 1.8% growth in population, adding an average of 23,000 people per year in a city of 687,400 total people. According to the RFA Precis Metro Edition for November of 1998, San Antonio's economy has remained solid in 1998. The city's low cost of doing business (88% of the national average), bilingual labor force, and strategic location as a gateway to Mexico are notable advantages for attracting relocations.

     The Company began start-up operations in the San Antonio market in 1998. Construction of homes should commence in July 1999. The first closings should occur in the first quarter of 2000. The Company plans a steady expansion in this market for the next three to four years.

BACKLOG

     The following table sets forth the Company's sales backlog by market for the periods indicated below:

                                                     DECEMBER 31,
                                   -----------------------------------------------
                                       1996            1997            1998
                                   --------------  --------------  ---------------
                                           SALES           SALES           SALES
                                   HOMES   VALUE   HOMES   VALUE   HOMES   VALUE
                                   -----  -------  -----  -------  -----  --------
                                                (DOLLARS IN THOUSANDS)
Houston                               70  $15,411     97  $23,025    175  $ 44,915
Austin                                72   13,773     85   17,806    184    40,712
Dallas/Ft. Worth                      28    5,486     42    9,167     57    14,952
Ft. Lauderdale/                       97   15,987     55   10,050    315    61,733
  Palm Beach/
  Miami
Nashville                             --       --     --       --     22     8,090
                                   -----  -------  -----  -------  -----  --------
Total                                267  $50,657    279  $60,048    753  $170,402
                                   =====  =======  =====  =======  =====  ========

     Backlog represents home purchase contracts which have been executed and for which earnest money deposits have been received, but for which the sale has not yet closed. Home sales are not recorded as revenues until the closings occur. Sales value represents the product of the number of homes for which earnest money contracts have been received multiplied by the average home sales price for the specific city for the period indicated.

     Consistent with historical experience, 98% and 100% of the homes in backlog at December 31, 1996, and 1997, were closed in the subsequent fiscal year. Based upon unit volume, contract cancellations were approximately 14.0% of the home sales contracts signed during each of 1996 and 1997, and 12.5% during 1998. Although cancellations can disrupt anticipated home closings, the Company believes that cancellations have not had a material negative impact on operations or liquidity of the Company during the last several years. The Company attempts to reduce cancellations by reviewing each homebuyer's ability to obtain mortgage financing early in the sales process and by closely monitoring the mortgage approval process.

IDENTIFICATION  OF  NEW  MARKETS

     To achieve the Company's expansion strategy, the Company, together with its affiliate, Pacific Research Group, has developed a market expansion process designed to identify and track growing homebuilding markets in the United States. The Company's program is designed as an ongoing process and consists of three stages which track economic and demographic activity in primary and secondary metropolitan markets (Stage I), narrowing the focus on specific markets and criteria (Stage II and Stage III) as they meet expansion objectives and timing. As part of its screening process, the Company evaluates geographically diverse markets because it believes that potential adverse economic conditions associated with certain markets are often offset by more favorable economic conditions in other operating areas. Consideration is also given to those markets located near current operating markets, which could function as satellite operations. An in-depth description of each of the stages is set forth below:

     Stage I includes the accumulation, maintenance and monitoring of quarterly economic and demographic data in potential expansion markets through the use of published databases and U.S. Census Statistics. Local and statewide data in each market are also analyzed for comparison purposes. The following factors are tracked on a quarterly basis for each expansion market: population growth and trends; breakdown of population by age; overall employment growth; employment by industry; median/average household income; unemployment rate; single-family housing starts/permits; median/average sales price of new and existing homes; and resale inventory and months of supply.

     The Stage II analysis establishes and analyzes economic and demographic benchmarks for the selection of three main markets and five back-up markets based on desired market share and geographic diversity. Following the selection of the three main markets, an in-depth Stage II market analysis is performed to determine market viability in these selected markets. If the evaluation of any of the three selected markets reveals factors unfavorable for expansion, then a Stage II analysis is performed on one of the selected back-up markets. A Stage II analysis consists of the following: identifying and engaging a market research firm that tracks and can produce single-family statistical data; profiling market (identify submarkets, price bands, and total single-family starts, closings, inventory levels and competition); assessing the availability of single-family land and lots (both current and future); assessing the availability and quality of the local trade base; identifying job growth corridors and access to submarkets; identifying corporate relocations/expansions and major employers; identifying tax structure of cities; profiling school districts; profiling business and political climate for municipalities; assessing the government/regulatory issues with respect to homebuilding and land development; assessing market specific environmental issues; determining availability of utilities in submarkets and future growth corridors; determining presence of national and regional builders; and assessing office, retail, industrial and multi-family market activity.

     Upon completion of the Stage II analysis, one or more of the three main markets will be selected as an expansion market. Once a market is identified as an expansion market, a market penetration and positioning strategy is developed by the Company to evaluate the Stage III analysis data which includes the following: profile of existing communities in each submarket based on activity levels (starts, closings, inventory levels), price point and product; profile of existing communities based on location and lot product size; and profile of builders by submarket.

LAND  POLICIES  AND  POSITION

     The Company provides lot positions for its homebuilding operations by acquiring lot options and by purchasing land for the development of lots. When appropriate, developed lots are sold to third-party builders to increase inventory turnover and to enhance earnings for the Company. Historically, the Company has been able to option substantially all of its lot positions in the Houston and Austin markets due to the brand awareness of the Newmark(TM) and Fedrick, Harris Estate Homes names among both consumers and developers, in addition to the willingness of developers in those markets to option available lots. The Company also acquires lot options in the Dallas/Fort Worth and Nashville markets. With the continuing strength in the housing sector, the Company has been required to acquire some of its developed lots under specific performance purchase contracts. The Company has developed residential lots in the South Florida, Dallas/Fort Worth and Nashville markets and intends to continue to do so in the future. Additionally, residential land developments may be purchased when the Company enters new markets. Prior to any land acquisitions, the Company conducts extensive due diligence utilizing regional expertise, including on-site inspection and soil testing.

DESIGN

     The Company's home designs and floor plans are prepared by outside architects in each of the Company's markets to appeal to the local tastes and preferences of the community. Using its design department and Design Wizard, the Company has the capability to change its standard floor plans to accommodate the individual homebuyer. While most design modifications are significant to the homebuyer, they typically involve relatively minor adjustments that allow the Company to maintain construction efficiencies and result in greater profitability due to increased margins.

CONSTRUCTION

     Substantially all of the Company's construction work is performed by subcontractors. The Company's construction superintendents monitor the construction of each home, coordinate the activities of subcontractors and suppliers, subject the work of subcontractors to quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained pursuant to a contract that obligates the subcontractor to complete construction in a workmanlike manner and that provides standard indemnifications and warranties. Typically, the Company works with the same subcontractors in each city. The Company's subcontractors are not subject to any collective bargaining agreements. While the Company competes with other homebuilders for qualified subcontractors, it has established long-standing relationships with many of its subcontractors. To date, by providing both timely payments and steady work assignments, the Company has not experienced any inability to obtain qualified subcontractors.

     The Company's purchasing and cost accounting practices are designed to facilitate construction flexibility. This process permits homebuyers to modify their designs, while allowing the Company to monitor and maintain its profitability. Construction time for the Company's homes depends on weather, availability of labor, materials, supplies and other factors. The Company typically completes the construction of a home within four to five months.

     The Company does not maintain significant inventories of construction materials, except for work in process materials for homes under construction. Typically, the construction materials used in the Company's operations are readily available from numerous sources. The Company has favorable price arrangements or contracts with suppliers of certain of its building materials, but it is not under any specific purchasing requirements. In recent years, the Company has not experienced any significant delays in construction due to shortages of materials or labor.

MARKETING  AND  SALES

     The Company markets and sells its homes through commissioned employees and cooperates with independent real estate brokers. The Company targets the "move-up" and relocation market segments and employs sophisticated marketing techniques to attract potential homebuyers through its Internet web site, extensive telemarketing, interactive software programs and other marketing programs. Home sales are typically conducted from sales offices located in furnished model homes used in each subdivision. At December 31, 1998, the Company owned 74 model homes. The Company's sales personnel assist prospective buyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. Such personnel are trained by both the Company and external independent experts in sales expertise. These sales and marketing personnel are kept informed as to the availability of financing, construction schedules and marketing and advertising plans. The
Company has also formed sales teams comprised of a sales person and other employees from throughout the Company to provide sales support and motivation.

     In addition to using model homes, the speculative homes built in most subdivisions enhance the Company's marketing and sales activities. Construction of these speculative homes is also necessary to satisfy the requirements of relocated personnel, "move-up" buyers, and independent brokers, who often represent homebuyers requiring a completed home within sixty days. The number of speculative homes the Company builds in any given subdivision is influenced by local market factors, such as new employment opportunities, significant job relocations, growing housing demand and the length of time the Company has built in the market.

     The Company advertises in newspapers and in real estate and mortgage broker company publications, brochures, newsletters and billboards. Because real estate brokers are important to sales, the Company sponsors realtor breakfasts, contests and other events to increase awareness of the Company's subdivisions and products. Certain of the Company's suppliers participate with the Company in its advertising and promotional materials, either through co-branding and cost-sharing or through rebates.

     Sales of the Company's homes generally are made pursuant to a standard sales contract which requires a down payment of $2,000 to $5,000, or 5% to 10% of the sales price, on custom homes. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates is unobtainable within a specified period, typically four to six weeks, and may include other contingencies, such as the sale of an existing home. The Company includes a home sale in its backlog upon execution of the sales contract and receipt of the initial down payment. The Company does not recognize revenue until the home is closed and title passes to the homebuyer. The Company estimates that the average period between the execution of a sales contract for a home and closing is approximately four to five months for presold homes.

TITLE  SERVICES

     In 1997, the Company acquired a 49% interest in Pacific Title, L.C., which serves as a title insurance agent and provides title insurance policies and closing services to purchasers of homes built and sold by the Company in Texas. The Company assumes no title insurance risk associated with these title policies, which are issued by Stewart Title Co., one of the oldest title companies in Texas. Stewart Title Co. owns the balance of the interests of Pacific Title.

CUSTOMER  FINANCING

     In 1997, the Company acquired a 49.99% limited partnership interest in NHC Mortgage Group, L.P., a mortgage origination company owned jointly with CTX Mortgage Ventures Corporation, one of the nation's largest mortgage companies. NHC Mortgage underwrites, originates and sells mortgages for the homes the Company builds and for other homebuilders. The Company's capital is not at risk in connection with these mortgages.

CUSTOMER  SERVICE  AND  QUALITY  CONTROL

     The Company's operating divisions are responsible for pre-closing, quality control inspections and responding to customer's post-closing needs. The Company believes that the prompt, courteous response to homebuyers' needs during and after construction reduces post-closing repair costs, enhances the Company's reputation for quality and service, and ultimately leads to significant repeat and referral business. The Company conducts pre-closing inspections with homebuyers immediately prior to closing. In conjunction with the inspections, a list of items for home completion is created.

     All warranty requests are processed through the customer service departments located in each of the markets. In most instances, a customer service manager inspects the warranty request within 48 hours of receipt. If appropriate, the repair work is scheduled to be approved by the homeowner upon satisfactory completion. An integral part of the Company's customer service program revolves around post-closing interviews. In most markets, a customer service representative is sent into each home within 45 days of closing to evaluate the homeowner's satisfaction with both their home and their home-buying experience. The post-closing interview involves an analysis of the homebuyer's experiences with the sales counselor, the title company, the mortgage company and the construction department as well as their satisfaction with the product. Typically, after a year, another interview is conducted with the homeowner to determine their continued satisfaction. The subsequent interview provides management a direct link to the customer's perception of the entire buying experience as well as valuable feedback on the quality of the product.

WARRANTY  PROGRAM

     The Company provides up to a two-year limited warranty (one-year in the case of its South Florida operations) of workmanship and materials with each of its homes. The Company subcontracts its homebuilding work to subcontractors who provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of the Company's subcontractors. In all markets except South Florida, the Company provides an additional eight year limited homeowners' warranty covering major structural defects through a single national agreement with the Residential Warranty Corporation. An appropriate warranty reserve is established to cover anticipated warranty expenses not borne by the Company's subcontractors. The Company's historical experience is such that warranty expenses generally fall within the amount established for such reserve. The Company does not currently have any material litigation or claims regarding warranties or latent defects with respect to construction of homes. Current claims and litigation are expected to be substantially covered by the Company's reserve or insurance. Generally, warranty claims are handled by the construction superintendent who built the particular home to ensure that prompt and appropriate corrective action is taken by the appropriate subcontractor.

COMPETITION

     The development and sale of residential properties is highly competitive and fragmented. The Company competes for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than the Company. The Company also competes for residential sales with individual resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. The Company believes that it compares favorably to other builders in the markets in which it operates, due primarily to: (i) its experience within its geographic markets, which allows it to vary its product offerings to reflect changing market conditions; (ii) its responsiveness to market conditions, enabling it to capitalize on the opportunities for advantageous land acquisitions in desirable locations; and
(iii)  its  reputation  for  service  and  quality.

GOVERNMENT  REGULATION  AND  ENVIRONMENTAL  MATTERS

     Homes and residential communities built by the Company must comply with state and local regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used, density requirements, certain aspects of building design and minimum elevation of properties and other local ordinances. These include laws requiring use of construction materials which reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws which require that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. The provisions of these laws are usually administered by individual counties and municipalities and may result in additional fees and assessments or building moratoriums. In addition, certain new development projects, particularly in Southern Florida, are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

The residential homebuilding industry also is subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws and conditions may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. Additionally, the climate and geology of some parts of Florida and Texas present risks of natural disasters that could adversely affect the homebuilding industry in those areas in general, and the Company's business in particular.

     The Company's title insurance affiliate must comply with applicable insurance laws and regulations. The Company's mortgage origination affiliate must comply with applicable real estate lending laws and regulations.

EMPLOYEES

     At December 31, 1998, the Company employed 438 persons, of whom 111 were sales and marketing personnel, 156 were executive, administrative and clerical personnel, and 171 were involved with construction. None of the Company's employees is covered by collective bargaining agreements. The Company believes its relations with its employees are good.

ITEM  2.    PROPERTIES

     The Company owns a 16,000 square foot facility in Sugar Land, Texas, which serves as the Company's headquarters and primary residential homebuilding office. The Company leases an aggregate of approximately 19,700 square feet in Dallas, Austin, Nashville, Charlotte/Greensboro, and Miami for its division operations. The Company believes its existing facilities are adequate for the Company's current and planned levels of operations.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company's management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II


ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock commenced trading on the NASDAQ National Market System on March 12, 1998 under the trading symbol "NHCH". The range of high and low closing sales prices per share by quarter for calendar year 1998, as reported by the NASDAQ national market, appear in the following table.

                  1998
-----------------------------------------
     QUARTER               HIGH     LOW
-----------------         ------   ------
First (commencing        $ 11.38  $ 10.50
 March 12, 1998)
Second                     11.63     9.06
Third                      10.63     6.00
Fourth                      9.00     6.13
-----------------         ------   ------

                  1999
-----------------------------------------
First (through March        8.50     6.25
19, 1999)

     As of March 19, 1999, there were 7 shareholders of record. The Company believes there are approximately 1,000 beneficial owners of its common stock.

     The Company did not declare any cash dividends on its common stock in fiscal year 1998 and the Board of Directors intends to retain all the Company's earnings for use in the expansion of the Company's business for the foreseeable future. The Company's credit agreements generally contain covenants that limit the amount of dividends or distributions it can pay on its common stock and the amount of stock the Company can repurchase.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The statement of operations data and balance sheet data presented below have been derived from the historical financial statements of the Company. The Company's consolidated financial statements for the years ended December 31, 1994, 1995, 1996 and 1997, have been audited by KPMG LLP, independent certified public accountants. The Company's consolidated financial statements for the year ended December 31, 1998, have been audited by BDO Siedman, LLP, independent certified public accountants. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                             YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                1994      1995(1)     1996       1997     1998 (2)
                                              ---------  ---------  ---------  ---------  ---------
                                                              (Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
   Revenues                                   $108,630   $125,427   $190,855   $215,360   $406,353
   Cost of Sales                                86,260    102,591    156,264    175,300    339,094
                                              ---------  ---------  ---------  ---------  ---------
   Gross Profit                                 22,370     22,836     34,591     40,060     67,259
 Equity in earnings from unconsolidated
    Subsidiaries                                   ---      1,978        792        465        812
 Selling, general and administrative
   Expenses                                    (12,928)   (16,572)   (22,976)   (26,512)   (43,614)
 Depreciation and amortization                    (831)    (1,271)    (1,524)    (1,669)    (3,287)
                                              ---------  ---------  ---------  ---------  ---------
 Operating income                                8,611      6,971     10,883     12,344     21,170
 Interest expense                                 (613)    (1,332)    (1,238)    (1,987)    (1,939)
 Other income, net                                 191        607        851        570      1,201
                                              ---------  ---------  ---------  ---------  ---------
 Income before income taxes                      8,189      6,246     10,496     10,927     20,432
 Income taxes                                    3,205      2,477      4,164      4,272      7,637
                                              ---------  ---------  ---------  ---------  ---------
 Net income                                   $  4,984   $  3,769   $  6,332   $  6,655   $ 12,795
                                              =========  =========  =========  =========  =========
 Net income per common share                  $   0.54   $   0.41   $   0.69   $   0.72   $   1.16
                                              =========  =========  =========  =========  =========
 Weighted averages shares outstanding            9,200      9,200      9,200      9,200     11,035
Operating Data:
 Units:
 New sales contracts, net of  cancellations        500        720        998        984      2,036
 Closings                                          534        641        902        972      1,874
 Backlog at end of period                           92        171        267        279        753
 Average sales price per closing              $    201   $    188   $    200   $    219   $    216
 Sales value of backlog at end of period      $ 18,579   $ 32,280   $ 50,657   $ 60,048   $170,402
 Gross profit as a percentage of  revenues        20.6%      18.2%      18.1%      18.6%      16.5%
 Selling, general and administrative
   expenses as a percentage of revenues           11.9%      13.2%      12.0%      12.3%      10.7%

                                             DECEMBER 31,
                           -------------------------------------------------
                            1994     1995(1)     1996      1997    1998 (2)
                           -------  ---------  --------  --------  ---------
                                           (IN THOUSANDS)
BALANCE SHEET DATA:
 Inventories               $36,670  $ 59,689   $ 83,659  $102,547  $185,247
 Total assets               69,890   104,545    121,177   139,213   245,338
 Total construction debt    33,086    47,428     60,768    66,100   106,839
 Stockholders' equity       35,894    45,813     43,929    55,691    90,112

_____________
(1) Reflects the operating data of Adler subsequent to the Company's acquisition of the homebuilding assets of The Adler Family Partnership on March 1, 1995.

(2) Reflects the operating data of Westbrooke subsequent to the Company's acquisition of the homebuilding assets of Westbrooke Communities, Inc. on January 1, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk", are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including: the Company's exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors, that may cause actual results to differ materially; its ability to correct all material applications addressing the Year 2000 problem; as well as the ability of the Company's vendors to correct all material applications addressing the Year 2000 problem, and the Company's assessment of the Year 2000 problem's impact on its financial results and operations.

GENERAL

     Since inception, the Company has sought to achieve profitability and revenue growth by providing quality homes in markets which have experienced population and job growth in excess of the national average during the past several years. Newmark has served as the foundation to support the Company's growth strategy, including expansion within existing markets, entry into two new markets through start-up operations and the acquisition of a regional homebuilder.

     The Company has experienced significant growth and has positioned itself to continue to expand its residential land and lot acquisitions significantly in markets that it has recently entered, such as Charlotte, Greensboro/Winston-Salem, Nashville and Dallas/Fort Worth, as well as in Houston. The Company believes that, based on its recently acquired lot options in a number of master-planned communities in and around Houston, there are significant opportunities for achieving greater market share in this market. The Company entered the Ft. Lauderdale/Miami market through its acquisition of The Adler Companies on March 1, 1995, and then significantly expanded its market share in the South Florida market, including Palm Beach, by acquiring Westbrooke on January 1, 1998. The Company also achieved synergies in its South Florida operation by merging the operations of The Adler Companies with Westbrooke's operations in 1998.

     The Company recognizes revenue at the time of closing when title to, and possession of, the property transfers to the buyer. The Company capitalizes in inventory all homebuilding costs during the construction period, including interest and maintenance, and charges those capitalized costs to cost of sales as the related inventories are sold. Interest incurred on inventory following completion of construction is expensed. Accordingly, as the Company's inventory level rises and falls, interest expense can vary significantly. Included in the Company's depreciation and amortization expenses is amortization of goodwill in excess of $1.0 million in each of 1996 and 1997 related to the Company's acquisitions of Newmark and Adler and approximately $1.4 million in 1998 which also included goodwill related to the Westbrooke acquisition.

     Equity in earnings from unconsolidated subsidiaries includes earnings from Pacific Title, L.C. ("Pacific Title"), a title service business in which the Company owns a 49% interest, and NHC Mortgage Group, L.P. ("NHC Mortgage"), a mortgage origination company, in which the Company owns a 49.99% interest, each of which was formed in 1997. The Company expects these ancillary sources of revenues to grow at a rate consistent with the growth of its core homebuilding business. Additionally, equity in earnings from unconsolidated subsidiaries includes earnings from a Florida homebuilding partnership, owned 50% by the Company, which wound-up its home-building operations in October 1997. Currently, all of the Company's South Florida operations are conducted through wholly-owned subsidiaries and are included in the Company's revenues rather than in equity in earnings of unconsolidated subsidiaries.

RESULTS  OF  OPERATIONS

     The following table sets forth the homebuilding revenue and number of home closings by market for the periods indicated (dollars in thousands):

                                     YEAR ENDED DECEMBER 31,
                                   ----------------------------
                                     1996      1997      1998
                                   --------  --------  --------
Houston:
  Revenues                         $ 79,920  $ 85,690  $126,138
  Units                                 363       361       482
Austin:
  Revenues                         $ 63,891  $ 66,405  $ 82,970
  Units                                 334       317       386
Dallas/Fort Worth:
  Revenues                         $ 20,180  $ 30,119  $ 38,078
  Units                                 103       138       159
Ft. Lauderdale/Palm Beach/Miami:
  Revenues                         $ 16,819  $ 30,863  $144,780
  Units                                 102       156       814
Nashville:
  Revenues                              -0-       -0-  $ 12,116
    Units                               -0-       -0-        33
                                   --------  --------  --------
  Total homebuilding revenues (1)  $180,810  $213,077  $404,082
                                   ========  ========  ========
  Total home closings                   902       972     1,874
                                   ========  ========  ========
Average sales price per home       $    200  $    219  $    216

________________
(1) Does not include revenues from land sales of $10.1 million, $2.3 million and $2.3 million in 1996, 1997 and 1998, respectively.

     The following table sets forth, as a percentage of revenue, certain information in the Company's statement of operations for the periods indicated:

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                 1996   1997   1998
                                                 -----  -----  -----
  Cost of sales                                  81.9%  81.4%  83.4%
  Gross profit                                   18.1   18.6   16.6
  Selling, general and administrative expenses   12.0   12.3   10.7
  Income before income taxes                      5.5    5.1    5.0
  Income taxes (1)                               39.7   39.1   37.4
  Net income                                      3.3    3.1    3.1

____________________
(1)     As  a  percent  of  income  before  income  taxes.

YEAR  ENDED  DECEMBER  31,  1998  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1997

     Revenues increased by 89% to $406.4 million in 1998 from $215.4 million in 1997. The number of homes closed increased by 93% to 1,874 homes in 1998 from 972 in 1997. The increase in revenues is largely attributable to the acquisition of Westbrooke. In 1998, Westbrooke accounted for 29% of the revenue and 36% of the homes closed. Without Westbrooke, revenues increased by 35% and homes closed increased by 24%. The increase, excluding Westbrooke's contribution, was attributable to the addition of the Nashville market as well as increases in the existing markets. Revenues increased 47% in Houston, 25% in Austin and 26% in Dallas. The average sales price of homes decreased from $219,000 in 1997 to $216,000 in 1998 due to the fact that Westbrooke's average sales price is less than Newmark's. The average sales price, excluding Westbrooke, has increased from $219,000 in 1997 to $239,000 in 1998. Also, revenues generated from sales of custom homes under Fedrick, Harris Estate Homes increased from $36 million in 1997 to $56 million in 1998, due primarily to increased unit sales in Houston, Austin and Nashville. Revenues from land sales were $2.3 million in both 1998 and 1997.

     Cost of sales increased by 93.4%, to $339.1 million in the year ended December 31, 1998, from $175.3 million in 1997. The increase was attributable to the increase in the number of homes closed as described above. As a percentage of revenues, cost of sales increased to 83.4% in 1998 from 81.4% in 1997. The increase in cost of sales as a percentage of revenues is due primarily to the acquisition of Westbrooke. Generally, the margins on the homes sold in South Florida earn lower margins due to the impact of higher land cost relative to sales price. Excluding Westbrooke, as a percentage of revenues, cost of sales increased slightly to 81.7% in 1998 from 81.4% in 1997.

     Equity earnings from unconsolidated subsidiaries increased $347,000 to $812,000 for 1998 compared to $465,000 for 1997. This increase was attributed totally to the increased earnings of Pacific Title and NHC Mortgage.

     Selling, general and administrative (SG&A) expense increased by 64.5% to $43.6 million in 1998, from $26.5 million in 1997. As a percentage of revenues, SG&A expense decreased slightly to 10.7% in 1998, from 12.3% in 1997. Excluding Westbrooke, SG&A expense increased by 39% to $36.8 million. This increase was caused by the expansion into Nashville, Tennessee as well as the growth in the Company's Texas markets as reflected in the 34.9% increase in revenues in 1998 and the 112% increase in the backlog at the end of December 1998 versus December 1997.

     Interest expense amounted to $1.9 million in 1998 compared to $2.0 million in the previous year. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the year ended December 31, 1998 and 1997, the Company expensed a portion of incurred interest and other financing costs on those completed homes held in inventory. This expense decreased due to the decrease in the average number of completed homes held in inventory for the year ending December 31, 1998 compared to 1997. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

     The Company's provision for income taxes decreased as a percentage of earnings before taxes to 37.4% for the year ended December 31, 1998, compared to 39.1% for 1997. Under a tax allocation agreement with Pacific USA (the "Tax
Allocation Agreement"), the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay Pacific USA the sum of which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the Tax Allocation Agreement amounting to $7.6 million for the year ended December 31, 1998 compared to $4.3 million for 1997.

     Net income increased by 91.0% to $12.8 million for the year ended December 31, 1998 from $6.7 million for the corresponding period in 1997. Westbrooke comprised 30.8% of the net income for the year ending December 31, 1998. Excluding Westbrooke, net income increased by 33.1% to $8.9 million in 1998 from $6.7 million.

YEAR  ENDED  DECEMBER  31,  1997  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1996

     Revenues increased by 12.8% to $215.4 million in 1997 from $190.9 million in 1996. This increase in revenues is largely attributable to two factors. First, the number of homes closed by the Company increased by 7.8% to 972 units in 1997 from 902 units in 1996. Second, the average sales price increased by 9.5% from $200,000 to $219,000 per home sold. This increase in the average sales price was primarily due to a change in the mix of homes sold. Revenues generated from sales of Fedrick, Harris Estate Homes increased from 15% of total revenues in 1996 to 16% of total revenues in 1997. Since the average sales price for Fedrick, Harris Estate Homes is approximately 70% higher than the average sales price for homes sold under the Newmark brand name, the increase in the percentage of revenues from Fedrick, Harris Estate Homes as compared to Newmark homes resulted in the increase in the average sales price of homes sold in the 1997 period. Home closings increased in the Company's Dallas/Forth Worth and Ft. Lauderdale/Miami markets, and decreased in Houston and Austin. Although Houston's home closings decreased in 1997 compared to 1996 due to inclement weather in the first quarter of 1997, Houston's homebuilding revenues increased due to a higher percentage of higher priced custom homes being closed in 1997 as compared to 1996. Revenues from land sales were $2.3 million in 1997 and $10.1 million in 1996.

     As a percentage of revenues, cost of sales decreased slightly to 81.4% in 1997 compared to 81.9% in 1996. As a percentage of revenues from land sales, the cost of land sales was 65.2% in 1997 compared to 91.1% in 1996.

     Equity in earnings from unconsolidated subsidiaries decreased $327,000 to $465,000 for 1997 compared to $792,000 for 1996. Earnings from Pacific Title and NHC Mortgage amounted to approximately $235,000 and $105,000, respectively, for 1997.

     Selling, general and administrative expenses increased by 15.2% to $26.5 million in 1997 from $23.0 million in 1996. Of such increase, $375,000 was due to costs incurred in entering the Nashville market in 1997. The balance of the increase in these expenses was due largely to the increases in sales and construction activity required to sustain the higher level of revenues. As a percentage of revenues, selling, general and administrative expenses remained relatively stable at 12.3% for 1997 compared to 12.0% for 1996.

     Interest expense, which primarily reflects the carrying cost of completed homes, increased 60.5% to $2.0 million in 1997 from $1.2 million in 1996. This increase was primarily due to the impact of adverse weather on home sales in the Houston market and an increased inventory level in Florida associated with increased levels of activity in that market.

     The Company's provision for income taxes decreased as a percentage of earnings before taxes to 39.1% in 1997, compared to 39.7% in 1996. Under the Tax Allocation Agreement with Pacific USA, the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay Pacific USA the sum which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the Tax Allocation Agreement amounting to $4.0 million in 1997 compared to $3.8 million in 1996.

SEASONALITY  AND  QUARTERLY  RESULTS

     The homebuilding industry is seasonal, as generally there are more sales in the spring and summer months, resulting in more home closings in the fall. The Company operates in the Southwestern and Southeastern markets of the United States, where weather conditions are more suitable to a year round construction process than other areas. The Company also believes its geographic dispersion to be somewhat counter-cyclical, with adverse economic conditions associated with certain of its markets often being offset by more favorable economic conditions in other areas. The seasonality of school terms has an impact on the Company's operations, but it is somewhat mitigated by the fact that many of the Company's buyers at the higher end of the Company's price range, including Fedrick, Harris custom homes, no longer have children in school. As a result of these factors, among others, the Company generally experiences more sales in the spring and summer months, and more closings in the summer and fall months. Likewise, Westbrooke has experienced seasonality in its revenues, generally completing more sales in the spring and summer months and more closings in the fourth quarter.

     The following table presents selected quarterly operating data of the Company for each of the eight quarters through the period ended December 31, 1998. In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) have been included to present fairly the unaudited selected quarterly operating data. This data is not necessarily indicative of the results of the operations of the Company for any future period.

                                                                  QUARTER ENDED
                         --------------------------------------------------------------------------------------------------
                          MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                            1997         1997        1997         1997        1998         1998        1998         1998
                         -----------  ----------  -----------  ----------  -----------  ----------  -----------  ----------
                                                               (DOLLARS IN THOUSANDS)
STATEMENT OF
OPERATIONS DATA:
Revenues                 $   46,241   $  54,556   $   61,507   $  53,056   $   69,195   $ 103,057   $  112,907   $ 121,194
Gross profit                  8,686      10,033       11,251      10,090       11,455      16,676       19,007      20,121
Selling, general and
  administrative              5,663       6,348        7,110       7,391        8,137      11,007       12,055      12,414
Operating income              2,676       3,206        4,005       2,457        2,701       5,116        6,051       7,302
MARGIN ANALYSIS:
Gross margin                   18.8%       18.4%        18.3%       19.0%        16.6%       16.2%        16.8%       16.6%
Selling, general and
  administrative               12.3%       11.6%        11.6%       13.9%        11.8%       10.7%        10.7%       10.2%
Operating income                5.8%        5.9%         6.5%        4.6%         3.9%        5.0%         5.4%        6.0%
OPERATING DATA:
Homes closed (units)            215         249          267         241          331         483          508         552
Average sales price of
 homes closed            $      213   $     215   $      230   $     217   $      209   $     213   $      222   $     220

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's financing needs depend primarily upon its sales volume, inventory levels, inventory turnover and land acquisitions. For the years ended December 31, 1996, 1997 and 1998, the Company used cash in operations of $7.8 million, $10.5 million and $19.3 million, respectively. The significant use of cash in operations of the Company has primarily been due to the increasing inventory levels maintained by the Company as the Company continues to expand its business. Historically, the Company has financed its operations primarily through its earnings, borrowings from financial institutions, and, prior to the Company's initial public offering on March 12, 1998, capital contributions and borrowings from Pacific USA, primarily for residential land development acquisitions.

     The Company has financed in the past, and intends to continue to finance, its operations with cash from operations and borrowings under construction and lot development credit facilities. Generally these credit agreements are with regional and national lenders. Each of the credit agreements relates to specific markets and provides for financing residential land and lot acquisition and construction. The agreements have restrictive covenants which, among other things, limit speculative home building, debt to tangible net worth ratios, dividends and set a minimum requirement for tangible net worth. The agreements have various maturity dates and bear interest at rates based on Libor and prime. At December 31, 1998, the Company had $18.1 million of available credit under its existing credit facilities. The Company plans to renew these facilities as they mature.

     With the exception of the South Florida operation, the Company utilizes lot options as a method of controlling its investments in land. At December 31, 1998, the Company had 1,880 lots under option. At December 31, 1998, the Company had no material capital commitments with respect to specific performance lot purchase contracts. In the Ft. Lauderdale/Palm Beach/Miami market, the Company is limited in its ability to acquire finished lots under option contracts, a factor which requires the Company to make significant capital expenditures in order to maintain adequate lot inventory in this market.

     At the date hereof the Company had approximately $9,872 million outstanding under promissory notes incurred in connection with the acquisition of Westbrooke. The promissory notes are to be repaid in equal annual installments from 1999 through 2003.

     The Company believes it will have adequate financial resources, including availability under its credit facilities, to meet its working capital and residential land acquisition and development plans under current market conditions. However, there can be no assurance that the amounts available from such sources will be sufficient. The Company's combined consolidated outstanding debt was approximately $119 million at December 31, 1998. Accordingly, the Company expects to incur interest charges on a consolidated basis at higher levels than it has in the past. In addition, if the Company identifies significant new acquisition opportunities outside of the Company's existing markets, or if the Company's operations do not generate sufficient cash from operations at levels currently anticipated, the Company may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings or the issuance of debt or equity securities. There can be no assurance that the amounts available from such sources will be sufficient. The amount and types of indebtedness which the Company may incur are limited by the terms of its existing financing agreements. In addition, the incurrence of additional debt by the Company would increase its debt service and interest obligations, which could have an adverse effect on the Company's results of operations or financial condition. If the Company is not successful in obtaining sufficient capital to fund its planned expansion and other expenditures, new projects may be constrained. Any such delay or abandonment could result in a reduction in sales and may adversely affect the Company's future business and results of operations.

INFLATION

     The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. The Company attempts to pass through to its customers any of its costs through increased sales prices. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

YEAR  2000  READINESS  DISCLOSURE

     The Company has assessed and is continuing to assess its operating systems, computer software applications, computer equipment and other equipment with embedded electronic circuits ("Programs") that it currently uses to identify whether they are year 2000 compliant and, if not, what steps are needed to bring them into compliance. The Company expects that the majority of all Programs, including computer information systems utilized in its homebuilding and residential lot development operations, will be year 2000 compliant by the end of the second quarter of calendar 1999. For those Programs that will not be compliant by then, the Company is reviewing the potential impact on the Company and the alternatives that are available to it if the Programs cannot be brought into compliance by December 31, 1999. The Company believes that the required changes to its Programs will be made on a timely basis without causing material operational issues or having a material impact on its results of operations or its financial position.

     The Company believes that, should a reasonably likely worst case Year 2000 situation occur, the Company, because of the basic nature of its systems, many of which can be executed manually, would not likely suffer material loss or disruption in remedying the situation. The costs incurred and expected to be incurred in the future regarding Year 2000 compliance have been and are expected to be immaterial to the results of operation and financial position of the company. Costs related to Year 2000 compliance are expensed as incurred.

     The Company has been reviewing whether its significant subcontractors, suppliers, financial institutions and other service providers ("Providers") are Year 2000 compliant. The Company is not aware of any Providers that do not expect to be compliant; however, the Company has no means of ensuring that its Providers will be Year 2000 ready. The inability of Providers to be Year 2000 ready in a timely fashion could have an adverse impact on the Company. The Company plans to respond to any such contingency involving any of its Providers by seeking to utilize alternative sources for such goods and services, where practicable. In addition, widespread disruptions in the national or international economy, including, for example, disruptions affecting financial markets, commercial and investment banks, governmental agencies and utility services, such as heat, lights, power and telephones, could also have an adverse impact on the Company. The likelihood and effects of such disruptions are not determinable at this time.

IMPACT  OF  NEW  ACCOUNTING  STANDARDS

     Derivative and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

     Start-up  Activities  -  In  June  1998, the Accounting Standards Executive
Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP
98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 on January 1, 2000 will not have a significant effect on its financial statements.

     FASB Amendments and Clarifications - In February 1999, the FASB issued SFAS No. 135, Rescission of Financial Accounting Standards Board No. 75 ("SFAS 75") and Technical Corrections. SFAS 135 rescinds SFAS 75 and amends SFAS No. 35. SFAS 135 also amends other existing authoritative literature to make various technical statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS 135 will not have a significant effect on its financial statements.


ITEM  7(A).  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is not materially affected by any market risk sensitive instruments.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     Financial Statements are set forth in Item 14(a)(1) and (2), and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information called for by this Item is incorporated by reference to the Company's Current Report on Form 8-K, dated February 9, 1999 which has been included as Exhibit 20.1 to this Form 10-K.


                                    PART III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information about the Company's directors is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1999 (120 days after the end of the Company's fiscal year). The following people were the executive officers of the Company on March 1, 1999.

EXECUTIVE  OFFICERS.  The  Company's  executive  officers  are  as  follows:

NAME                                AGE                     POSITION
----------------------------------  ---  -----------------------------------------------
Lonnie M. Fedrick                    54  President, Chief Executive Officer and Director
James M. Carr                        48  Executive Vice President and Director
J. Eric Rome                         39  Executive Vice President -- Homebuilding
B. Coleman Bradley                   38  Executive Vice President -- Land
                                         Acquisition and Development
Terry C. White                       49  Senior Vice President, Chief Financial
                                         Officer, Treasurer and Secretary

     Lonnie M. Fedrick has served as President and Chief Executive Officer of the Company since 1997. Mr. Fedrick has also been President and Chief Executive Officer of Newmark since 1994 and was Executive Vice President of Newmark from 1984 to 1994. Mr. Fedrick co-founded Newmark in 1983 and has more than 31 years experience in the homebuilding industry. Mr. Fedrick began his career with Norwood Homes in 1967, most recently serving as the Vice President of Construction. From 1974 to 1983, he served as Vice President of Operations of Monarch Homes. He is a member of the board of directors of the Greater Houston Builders Association.

     James M. Carr became Executive Vice President and a Director of the Company upon the closing of the acquisition of Westbrooke by the Company in January 1998. Mr. Carr founded Westbrooke in 1976, and has served as Chairman, Chief Executive Officer and President of Westbrooke since its inception. Mr. Carr is a graduate of the University of Miami. He is also the Chairman of the Baptist Hospital Foundation and a director of Baptist Health Systems.

     J. Eric Rome has served as Executive Vice President - Homebuilding of the Company since 1997. Mr. Rome has served as President of the Texas Division of Newmark since 1996. He was Executive Vice President of the Newmark's Central Texas Division from 1995 to 1996, a Vice President from 1984 to 1994, and Construction Manager of Newmark's Houston division from 1983 to 1984. From 1981 to 1983, Mr. Rome was employed by Monarch Homes as a construction superintendent. He has also served as an officer in various capacities with the Texas Capitol Area Builders Association.

     B. Coleman Bradley has served as Executive Vice President-Land Acquisition and Development of the Company since 1997. Additionally, he has served as President and Chief Executive Officer of PUDC since its formation in 1993. From 1990 to 1993, he directed the land development activities of Pacific USA. From 1986 to 1990, Mr. Bradley served as Executive Vice President of Real Estate Decision Systems, and from 1982 to 1986, Mr. Bradley served as President of a Dallas/Fort worth custom homebuilding company.

     Terry C. White has served as Chief Financial Officer and Treasurer of the Company since 1997. Mr. White is also Senior Vice President, Chief Financial Officer and Treasurer of Newmark, which he joined in 1984 as Controller. Prior thereto, Mr. White was employed by Wood Bros. Homes as a division controller and prior to that he served in various accounting and finance positions with Safeway Stores, Inc. He has played a key role in establishing the Company's accounting controls and management information systems. Mr. White is a certified public accountant and a graduate of the University of North Texas.

     Bill C. Bradley, a director of the Company, and B. Coleman Bradley are father and son. There are no other familial relationships among the executive officers and directors of the Company.

ITEM  11.  EXECUTIVE  COMPENSATION

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1999 (120 days after the end of the Company's fiscal year).


Item  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1999 (120 days after the end of the Company's fiscal year).


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 1999 (120 days after the end of the Company's fiscal year).


                                     PART IV


ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K


(a)  Financial   Statements  and  Financial   Statement  Schedules

     1.   Financial Statements

          Reports of independent certified public accountants
          Consolidated Balance Sheets as of December 31, 1997 and 1998

          Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998
          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998
          Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998
          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          Schedule I - Condensed  Financial  Information  of  Registrant  Parent
                       Company Only Balance Sheets as of December 31, 1997 and 1998
                       Condensed Financial Information of Registrant Parent Company Only Statements of Operations Years Ended December 31, 1996, 1997, and 1998
                       Condensed Financial Information of Registrant Parent Company Only Statements of Cash Flows For the Years Ended December 31, 1996, 1997, and 1998
          Schedule II- Valuation  and  Qualifying  Accounts for the Years  Ended
                       December 31, 1996, 1997, and 1998.
          Schedule III-Properties and Accumulated  Depreciation  as  of
                       December 31, 1998

     3.   Exhibits required to be filed by Item 601 of Regulation S-K.

EXHIBIT
 NUMBER                                        EXHIBIT
--------  ------------------------------------------------------------------------------------------------

     2.1  Stock Purchase Agreement dated January 15, 1998 among James Carr, Westbrooke
          Communities, Inc., Westbrooke at West Lake, Inc., Westbrooke at Winston Trails, Inc.,
          Westbrooke at Pembroke Pines, Inc., Westbrooke at Oak Ridge Inc.,  Harold L. Eisenacher,
          Leonard R. Chernys, Diana Ibarria, The Westbrooke Partnership, Pacific USA Holdings Corp.,
          Newmark Homes Corp., and Westbrooke Acquisition Corp is hereby incorporated by reference to Exhibit 10.27 of the Registrant's Registration Statement on Form S-1,
          Amendment Number 3, filed with the Securities and Exchange Commission on March 5, 1998,
          File No. 333-42213.
  2.1(b)  Form of Addendum to Stock Purchase Agreement, effective January 15, 1998 is hereby incorporated by reference to Exhibit 10.27(b) of the Registrant's Registration Statement on
          Form S-1, Amendment Number 3, filed with the Securities and Exchange Commission on
          March 5, 1998, File No. 333-42213.
     3.1  Amended and Restated Articles of Incorporation is hereby incorporated by reference to
          Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, Amendment Number 3,
          filed with the Securities and Exchange Commission on March 5, 1998, File No. 333-42213.
     3.2  Bylaws are hereby incorporated by reference to Exhibit 3.2 of the Registrant's registration
          Statement on Form S-1, Amendment Number 3, filed with the Securities and Exchange
          Commission on March 5, 1998, File No. 333-42213.
     4.1  Specimen of Registrant's Stock Certificate is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, Amendment Number 3, filed with the
          Securities and Exchange Commission on March 5, 1998, File No. 333-42213.
    10.1  Form of Tax Allocation Agreement ("Tax Agreement") between Pacific USA and various affiliates and subsidiaries, of Pacific USA, including the Registrant. Dated April 28. 1992 is hereby incorporated by reference to Exhibit 10.6(a) of the Registrant's Registration Statement
          on Form S-1, Amendment Number 3, filed with the Securities and Exchange Commission on
          March 5, 1998, File No. 333-42213.
    10.2  Form of Amendment to Tax Agreement is hereby incorporated by reference to Exhibit 10.6(b)
          of the Registrant's Registration Statement on Form S-1, Amendment Number 3, filed with the
          Securities and Exchange Commission on March 5, 1998, File No. 333-42213.

EXHIBIT
 NUMBER                                        EXHIBIT
--------  ------------------------------------------------------------------------------------------------
    10.3  1998 Tandem Stock Option/Stock Appreciation Rights Plan, with form of incentive plan agreement is hereby incorporated by reference to Exhibit 10.14 of the Registrant's
          Registration Statement on Form S-1, Amendment Number 3, filed with the Securities and
          Exchange Commission on March 5, 1998, File No. 333-42213.
    10.4  Employment Agreement between Newmark Homes Corp. and Terry White dated January 1,
          1998 is hereby incorporated by reference to Exhibit 10.17 of the Registrant's Registration
          Statement on Form S-1, Amendment Number 3, filed with the Securities and Exchange
          Commission on March 5, 1998, File No. 333-42213.
    10.5  Employment Agreement Between Newmark Homes Corp. and Eric Rome dated January 1,
          1998 is hereby incorporated by reference to Exhibit 10.18 of the Registrant's Registration
          Statement on Form S-1, Amendment Number 3, filed with the Securities and Exchange
          Commission on March 5, 1998, File No. 333-42213.
    10.6  Employment Agreement between Pacific United Development Corp. and Coleman Bradley effective January 1, 1998.
    10.7  Employment Agreement Between Newmark Homes Corp. and James Carr dated January 1,
          1998 is hereby incorporated by reference to Exhibit 10.26 of the Registrant's Registration
          Statement on Form S-1, Amendment Number 3, filed with the Securities and Exchange
          Commission on March 5, 1998, File No. 333-42213.
    10.8  Employment Agreement between Newmark Homes Corp. and Lonnie M. Fedrick dated
          January 1, 1998 is hereby incorporated by reference to Exhibit 10.28 of the Registrant's
          Registration Statement on Form S-1, Amendment Number 3, filed with the Securities and
          Exchange Commission on March 5, 1998, File No. 333-42213.
    11.1  Statement relating to computation of per share earnings.
    12.1  Statement relating to computation of ratios.
    16.1  Letter relating to change in certifying accountant is incorporated by reference to Exhibit 16.1 of Registrant's Current Report on Form 8-K dated February 9, 1999.
    20.1  Registrant's Current Report on Form 8-K dated February 9, 1999
    21.1  List of subsidiaries.
    24.1  Power of Attorney is contained on the Signature Page hereof.
    27.1  Financial Data Schedule

(b)     Reports  on  Form  8-K

        The  Registrant  did  not  file  any Current Report on Form 8-K during the quarter ended
        December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEWMARK  HOMES  CORP.


March  31,  1999                  By:  /S/ Lonnie  M.  Fedrick
                                       -----------------------------------------
Date                                   Name:  Lonnie  M.  Fedrick
                                       Title: Chief  Executive  Officer
                                              (Principal Executive Officer)


March  31,  1999                  By:  /S/ Terry  C.  White
                                       -----------------------------------------
Date                                   Name:  Terry  C.  White
                                       Title: Senior Vice President, Chief
                                              Financial Officer, Treasurer
                                              and Secretary (Principal Financial
                                              and Accounting Officer)



                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael K. McCraw and Larry D. Horner, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 31, 1999                          /S/ William  A.  Hassler
                                        -----------------------------------
Date                                    Name:   William  A.  Hassler
                                        Title:  Director



March 31, 1999                          /S/ Jon  P.  Newton
                                        -----------------------------------
Date                                    Name:  Jon  P.  Newton
                                        Title: Director



March 31, 1999                          /S/ Larry  D.  Horner
                                        -----------------------------------
Date                                    Name:  Larry  D.  Horner
                                        Title: Director

March 31, 1999                          /S/ Bill  C.  Bradley
                                        -----------------------------------
Date                                    Name:  Bill  C.  Bradley
                                        Title: Director



March 31, 1999                          /S/ Michael  K.  McCraw
                                        -----------------------------------
Date                                    Name:  Michael  K.  McCraw
                                        Title: Director



March 31, 1999                          /S/ James  M.  Carr
                                        -----------------------------------
Date                                    Name:  James  M.  Carr
                                        Title: Director



March 31, 1999                          /S/ Lonnie  M.  Fedrick
                                        -----------------------------------
Date                                    Name:  Lonnie  M.  Fedrick
                                        Title: Director

                                    NEWMARK HOMES CORP. AND SUBSIDIARIES

                                    ============================================

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

     REPORTS  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS               2-3


     CONSOLIDATED  FINANCIAL  STATEMENTS

       Balance  sheets                                                      4-5

       Statements  of  operations                                             6

       Statements  of  stockholders'  equity                                  7

       Statements  of  cash  flows                                          8-9


     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                       10-28

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


The  Board  of  Directors
Newmark  Homes  Corp.:

We have audited the accompanying consolidated balance sheet of Newmark Homes Corp. and subsidiaries (the "Company"), a subsidiary of Pacific USA Holdings
Corp., as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit. We did not audit the financial statements of Westbrooke Acquisition Corp., a consolidated subsidiary, for the year ended December 31, 1998, which statements reflect the total assets and total revenues constituting 27% and 29%, respectively, of the related consolidated totals for that year. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Westbrooke Acquisition Corp., for the year ended December 31, 1998 is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


/s/  BDO  Seidman,  LLP

Los  Angeles,  California
February  12,  1999

INDEPENDENT  AUDITORS' REPORT


The  Board  of  Directors  and  Stockholders
Newmark  Homes  Corp.:

We have audited the accompanying consolidated balance sheet of Newmark Homes Corp. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as of December 31, 1997, and for each of the years in the two-year period ended December 31, 1997, as listed in the accompanying index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newmark Homes Corp. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                  /s/ KPMG LLP

Dallas,  Texas
January  23,  1998

                                                              NEWMARK HOMES CORP. AND SUBSIDIARIES

                                                                       CONSOLIDATED BALANCE SHEETS
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
==================================================================================================



December 31,                                                                      1997      1998
------------------------------------------------------------------------------  --------  --------
ASSETS

  CASH                                                                          $    746  $  5,794
  RECEIVABLES:
      Title companies                                                                842     2,293
      Affiliates                                                                     656         -
      Other                                                                          231     4,674
                                                                                --------  --------
        Total Receivables                                                          1,729     6,967
                                                                                --------  --------

  INVENTORIES (Notes 4 and 6):
      Single family residences                                                    75,411   137,317
      Lots                                                                        27,136    47,930
                                                                                --------  --------
        Total Inventories                                                        102,547   185,247
                                                                                --------  --------

  INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES (Note 5)                                 327       490

  PROPERTY, PREMISES AND EQUIPMENT, net of accumulated depreciation of $952 and
  $2,278 in 1997 and 1998, respectively                                            2,790     5,381

  DEFERRED TAX ASSET net (Note 9)                                                    857       723

  OTHER ASSETS (Note 4)                                                            2,670     3,092

  GOODWILL, net of accumulated amortization of  $3,773 and $5,173 in 1997 and
  1998, respectively (Note 3)                                                     27,547    37,644
------------------------------------------------------------------------------  --------  --------

Total assets                                                                    $139,213  $245,338
==============================================================================  ========  ========

December 31,                                                                  1997      1998
--------------------------------------------------------------------------  --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CONSTRUCTION LOANS PAYABLE (Note 6)                                       $ 66,100  $106,839

  ACQUISITION NOTES PAYABLE (Note 3)                                               -    12,341

  PAYABLES TO AFFILIATES (Notes 7 and 9)                                       1,775     2,442

  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Notes 3)                          10,963    22,935

  OTHER LIABILITIES (Note 10)                                                  4,684    10,669
                                                                            --------  --------

Total liabilities                                                             83,522   155,226
                                                                            --------  --------

COMMITMENTS AND CONTINGENCIES (Notes 3, 6 and 10)

STOCKHOLDERS' EQUITY (Note 6):
  Common stock - $.01 par value; 30,000,000 shares authorized, 9,200,000 at
     December 31, 1997 and 11,500,000 at December 31, 1998, issued and
  outstanding                                                                     92       115
     Additional paid-in capital                                               52,165    73,768
     Retained earnings                                                         3,434    16,229
                                                                            --------  --------

  Total stockholders' equity                                                  55,691    90,112
                                                                            --------  --------

Total liabilities and stockholders' equity                                  $139,213  $245,338
==========================================================================  ========  ========

                    See accompanying notes to consolidated financial statements.

                                                              NEWMARK HOMES CORP. AND SUBSIDIARIES

                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
==================================================================================================

Year ended December 31,                                           1996         1997          1998
-------------------------------------------------------------  -----------  -----------  ------------

REVENUES                                                       $  190,855   $  215,360   $   406,353

COST OF SALES (Note 4)                                            156,264      175,300       339,094
                                                               -----------  -----------  ------------

GROSS PROFIT                                                       34,591       40,060        67,259

EQUITY IN EARNINGS FROM UNCONSOLIDATED SUBSIDIARIES
 (Note 5)                                                             792          465           812

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      (22,976)     (26,512)      (43,614)

DEPRECIATION AND AMORTIZATION                                      (1,524)      (1,669)       (3,287)
                                                               -----------  -----------  ------------

OPERATING INCOME                                                   10,883       12,344        21,170

OTHER INCOME (EXPENSE):
  Interest expense (Notes 4 and 7)                                 (1,238)      (1,987)       (1,939)
  Other income, net (Note 8)                                          851          570         1,201
                                                               -----------  -----------  ------------

INCOME BEFORE INCOME TAXES                                         10,496       10,927        20,432

INCOME TAXES (Note 9)                                               4,164        4,272         7,637
                                                               -----------  -----------  ------------

NET INCOME                                                     $    6,332        6,655   $    12,795
=============================================================  ===========  ===========  ============

EARNINGS PER COMMON SHARE:
  Basic                                                        $     0.69         0.72   $      1.16
  Diluted                                                            0.69         0.72          1.16
=============================================================  ===========  ===========  ============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
  STOCK EQUIVALENTS OUTSTANDING:
  Basic                                                         9,200,000    9,200,000    11,035,342
  Diluted                                                       9,200,000    9,200,000    11,035,342
=============================================================  ===========  ===========  ============
                   See accompanying notes to consolidated financial statements.

                                                              NEWMARK HOMES CORP. AND SUBSIDIARIES

                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                    (IN THOUSANDS)
==================================================================================================

                                                            Additional
                                                  Common     Paid-in      Retained
                                                   Stock     Capital      Earnings    Total
                                                  -------  ------------  ----------  --------
BALANCE, December 31, 1995                        $    92  $    43,439   $   2,282   $45,813

  Capital contribution                                  -        1,247           -     1,247
  Dividends paid                                        -       (2,271)     (7,192)   (9,463)
  Net income                                            -            -       6,332     6,332
------------------------------------------------  -------  ------------  ----------  --------

BALANCE, December 31, 1996                             92       42,415       1,422    43,929

  Capital contribution (Note 7)                         -        9,917           -     9,917
  Dividends paid                                        -         (167)     (4,643)   (4,810)
  Net income                                            -            -       6,655     6,655
------------------------------------------------  -------  ------------  ----------  --------

BALANCE, December 31, 1997                             92       52,165       3,434    55,691

  Initial public offering of common stock, net of
    issuance costs of $2,554,000                       20       18,426           -    18,446
  Issuance of common stock due to the exercise of
    underwriters over-allotment option, net of
    issuance costs of $271,000
                                                        3        2,876           -     2,879
  Capital contribution                                  -          301           -       301
  Net income                                            -            -      12,795    12,795
------------------------------------------------  -------  ------------  ----------  --------

BALANCE, December 31, 1998                        $   115  $    73,768   $  16,229   $90,112
================================================  =======  ============  ==========  ========

                    See accompanying notes to consolidated financial statements.

                                                              NEWMARK HOMES CORP. AND SUBSIDIARIES

                                                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
==================================================================================================

INCREASE  (DECREASE)  IN  CASH

Year ended December 31,                                            1996        1997        1998
--------------------------------------------------------------  ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $   6,332   $   6,655   $  12,795
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                   1,524       1,669       3,287
    Net (gain) loss on sale of property, premises and equipment       (82)         44          27
    Equity in earnings from unconsolidated subsidiaries              (792)       (465)       (812)
    Deferred tax (benefit) expense                                   (518)        109         134
    Compensation costs paid by parent                                   -         313           -
    Changes in operating assets and liabilities net of effects from purchase of Westbrooke Communities, Inc.:
      Inventory and land held for development, net                (18,664)    (19,026)    (41,998)
      Receivables - title companies                                  (269)        522      (1,451)
      Receivables - affiliates and other                             (438)          5      (2,247)
      Other assets                                                    (49)     (1,252)      1,417
      Payable to affiliates                                         1,091        (287)        667
      Accounts payable and accrued liabilities                      2,473         801       2,930
      Other liabilities                                             1,612         428       5,985
--------------------------------------------------------------  ----------  ----------  ----------

Net cash used in operating activities                              (7,780)    (10,484)    (19,266)
--------------------------------------------------------------  ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of certificate of deposit                  1,000       1,000           -
  Purchase of certificate deposit                                  (1,000)          -           -
  Repayment of note receivable                                      3,034           -           -
  Purchases of property, premises and equipment                    (1,285)     (1,812)     (2,134)
  Proceeds from sales of property, premises and equipment             216          33          44
  Increase in goodwill for acquisition costs                            -           -      (1,338)
  Purchase of Westbrooke, net of cash acquired                          -           -       3,618
  Other                                                               (34)        (32)          -
  Investment in unconsolidated subsidiaries                             -        (105)       (255)
  Distributions from unconsolidated subsidiaries                    1,117       1,691         903
--------------------------------------------------------------  ----------  ----------  ----------

Net cash provided by investing activities                           3,048         775         838
--------------------------------------------------------------  ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from initial public offering of common stock             -           -      18,446
  Net proceeds from underwriters over-allotment option                  -           -       2,879
  Capital contributions received                                    1,247         181         301
  Dividends paid                                                   (9,463)     (4,810)          -


  Proceeds from advances on construction loans payable            133,349     140,101     279,694
  Principal payments on construction loans payable               (116,746)   (130,463)   (261,263)

  Principal payments on acquisition notes payable                       -           -     (16,581)
  Proceeds from advances on notes payable to affiliate              4,455       8,373           -
  Principal payments on notes payable to affiliate                 (7,718)     (3,569)          -
--------------------------------------------------------------  ----------  ----------  ----------

Net cash provided by financing activities                           5,124       9,813      23,476
--------------------------------------------------------------  ----------  ----------  ----------

INCREASE IN CASH                                                      392         104       5,048

CASH, beginning of year                                               250         642         746
--------------------------------------------------------------  ----------  ----------  ----------

CASH, end of year                                               $     642   $     746   $   5,794
==============================================================  ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Interest                                                    $   4,928   $   5,939   $   9,501
    Income taxes                                                $   3,164   $   4,182   $   7,456
==============================================================  ==========  ==========  ==========

See accompanying Notes 3 and 7 for supplemental disclosure of noncash investing and financing activities.

See  accompanying  notes  to  consolidated  financial  statements.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================


1.   ORGANIZATION

     Newmark Homes Corp. (NHC) and subsidiaries (the Company) is an 80% owned subsidiary of Pacific Realty Group (PRG) and ultimately a subsidiary of Pacific USA Holdings Corp. (PUSA). NHC was formed in December 1994 to serve as a real estate holding company.


     NHC's primary subsidiaries are as follows:

SUBSIDIARY                              NATURE OF BUSINESS
---------------------------  -----------------------------------------

Newmark Home Corporation     Single-family residential homebuilding in
  (Newmark)                  Texas, Tennessee and North Carolina-
                             formed in 1983.

Westbrooke Communities,      Single-family residential homebuilding in
  Inc. (Westbrooke)          Florida-formed in 1976.

The Adler Companies, Inc.    Single-family residential homebuilding in
  (Adler)                    Florida-formed in 1990.

Pacific United Development   Residential lot developer in Texas and
  Corporation (PUDC)         Tennessee-formed in 1993.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the homebuilding industry. The following summarizes the more significant of these policies.


     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of NHC and itssubsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (Statement 121). Statement 121 addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on undiscounted future cash flows. The Company's adoption of Statement 121 had no effect on the Company's financial position or results of operations.

     GEOGRAPHIC CONCENTRATION OF BUSINESS

     The Company conducts business primarily in Texas, Florida, Tennessee and North Carolina. Accordingly, the market value of the Company's inventory is susceptible to changes in market conditions that may occur in Texas, Florida, Tennessee and North Carolina.

     RECEIVABLES FROM TITLE COMPANIES

     Receivables from title companies consist of sales proceeds due for homes sold and closed, less amounts withheld by the title companies for disbursement to third parties.

     INVENTORY

     Single family residences and lots are recorded at the lower of cost or estimated net realizable value. Net realizable value is defined as the estimated proceeds upon disposition, less applicable future costs to complete and sell. Construction costs are accumulated during the period of construction. The Company utilizes the specific identification method of charging construction costs to cost of sales as units are sold. Common construction overhead costs are allocated to each individual unit (home) in the various subdivisions based upon the total number of units to be constructed in each subdivision community.

     Interest cost and overhead related to construction activities, primarily salaries and benefits of supervisors and support staff, are capitalized as construction costs during the construction period and charged to cost of sales as the related inventories are sold. General and administrative costs and selling costs are expensed at the time they are incurred.

     PROPERTY, PREMISES AND EQUIPMENT

     Property, premises and equipment, consisting primarily of office premises, transportation equipment, office furniture and fixtures, and model home furniture, are carried at cost net of accumulated depreciation. Office premises and transportation equipment are depreciated using the straight-line method over thirty years and five years, respectively. Furniture and fixtures and model home furniture are depreciated over estimated useful lives of three to seven years using the declining balance method switching to the straight-line method in the year that depreciation, computed on the straight-line method, equals or exceeds that determined under the declining-balance method.

     PURCHASE OPTIONS

     The Company enters into lot option contracts and contracts to purchase land for lot development. When the Company does not exercise an option, its liability is limited to the forfeiture of the related deposit (note 4). Consequently, the Company's policy is to record the lots or land and the related liabilities at the time such are purchased and legal title has passed.

     GOODWILL

     The excess of the purchase price paid by the Company over the fair value of net assets acquired is recorded as goodwill and is being amortized on a straight-line basis over 30 years.

     The Company evaluates goodwill for impairment periodically by determining whether the amortization of the balance over its remaining life can be recovered through future cash flows of the Company.

     REVENUE RECOGNITION

     Revenue is recognized at the time of the closing of the sale, when title to and possession of the property transfers to the buyer.

     ADVERTISING COSTS

     As incurred, the Company expenses advertising costs, consisting primarily of newspaper and trade publications, signage and the cost of maintaining an internet web site. Advertising expense included in selling, general and administrative expenses for the years ended December 31, 1996, 1997 and 1998 was approximately $3.1 million, $3.5 million and $6.7 million, respectively.

     INCOME TAXES

     The Company is included in the consolidated federal income tax return of PUSA. Under a tax sharing agreement with PUSA, the Company is required to calculate its federal income tax on a separate company basis and pay to PUSA the amount of the liability. When applicable, the Company is entitled to receive payments from PUSA. Such payment is only applicable to the extent the benefits calculated can be utilized to offset prior separate company income through carryback or, if carried forward, at the time such benefits are utilized to offset separate company income.

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No.
     15. Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than market exercise prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

     The following tables reconcile the computation of basic and diluted EPS for the years ended December 31, 1996, 1997 and 1998.

                                         Year Ended December 31,
                                   -----------------------------------
                                      1996        1997        1998
                                   ----------  ----------  -----------

Income available to common
  shareholders (Numerator)         $6,332,000  $6,655,000  $12,795,000

Weighted average of shares
  outstanding (Denominator)         9,200,000   9,200,000   11,035,342

Basic EPS                          $     0.69  $     0.72  $      1.16

Effect of dilutive securities
  1998 Tandem Stock Option Plan             -           -            -

Diluted EPS                        $     0.69  $     0.72  $      1.16
---------------------------------  ----------  ----------  -----------

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. The carrying values of cash, other receivables, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The carrying value of construction loans and notes payable approximates its fair value as substantially all of the debt has a fluctuating interest rate based upon a current market index. The carrying amount of the acquisition notes payable approximate their fair value.

     RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption to have any effect on its financial position, results of operations and cash flows.

3.   ACQUISITIONS

     WESTBROOKE ACQUISITION

     Effective January 1, 1998, the Company, through its wholly-owned subsidiary Westbrooke Acquisition Corp., acquired all of the outstanding stock of Westbrooke Communities, Inc. and its affiliated entities ("Westbrooke"), a single-family home builder in South Florida. The initial purchase price for Westbrooke was $18.9 million in the form of three promissory notes. The note of $6.6 million bearing an interest rate of 9%, was paid in full in December 1998. The remaining notes totaling $12.3 million bear interest at 6.45% payable annually. The notes are payable in annual installments of $2,468,200 beginning in January 1999 and are guaranteed by PUSA. In addition to the promissory notes, the purchase agreement requires the Company to pay additional consideration of up to $7.5 million contingent upon Westbrooke achieving specified income targets over the next five years. In order for the consideration to be paid, Westbrooke must achieve net income before income tax (as defined in the stock purchase agreement) on a cumulative basis of $3,400,000, $7,040,000, $10,920,000, $15,040,000 and $19,400,000 for the fiscal years ending December 31, 1998, 1999, 2000, 2001 and 2002, respectively. The deferred consideration will be recorded as an adjustment to the purchase price once the income targets are met and will be paid out from 2000 through 2002. For the year ended December 31, 1998, the income target was met, and accordingly the Company recorded an additional purchase price of $900,000.

     The Company also agreed to continue to pay incentive compensation to the minority interest owners of Westbrooke equal to 6% of net income before income taxes, as defined in the purchase agreement. Such payments will be recorded as compensation expense in the period in which they are earned.

     This acquisition has been accounted for using the purchase method and, accordingly, the operating results of Westbrooke have been included in the Company's consolidated operating results since the effective date of the acquisition.


     As of January 1, 1998, the fair values of assets acquired and liabilities assumed, exclusive of cash acquired of $3,618,000, were as follows (in thousands):

                             Amount
                            ---------

Inventory                   $ 40,759
Receivables                    1,540
Property and equipment         1,980
Other assets                   2,216
Goodwill                      10,159
Construction loans payable   (22,308)
Acquisition notes payable    (28,922)
Other liabilities             (9,042)
--------------------------  ---------

                            $ (3,618)
                            ---------

     Additional acquisition costs of $1,272,000 were incurred by the Company and recorded to goodwill.

     The following unaudited pro forma financial information for the year ended December 31, 1997 is presented as if the Westbrooke acquisition had occurred on January 1, 1997 (dollars in thousands except per share information). This unaudited pro forma financial information does not necessarily reflect the results of operations as if they had occurred or the results that may occur in the future.

Year ended December 31,                         1997
-------------------------------------------  -----------

Revenues                                     $   318,781
Cost of sales                                    265,573
-------------------------------------------  -----------

Gross profit                                      53,208
Net income                                   $     8,932
-------------------------------------------  -----------

Earnings per common share:
  Basic                                      $       .97
-------------------------------------------  -----------

Weighted average number of shares of common
  stock equivalents outstanding:
  Basic                                       11,200,000
-------------------------------------------  -----------

4.   INVENTORY

     The inventory of single family residences as of December 31, 1997 and 1998 consists of the following:

                  Number of Homes   Carrying value
                    ------------  -----------------
                    December 31,     December 31,
                    ------------  -----------------
                    1997   1998    1997      1998
                    ----  ------  -------  --------
                          (IN THOUSANDS)

Completed             90     118  $18,564  $ 23,224
Under construction   444     829   48,352    98,692
Models                40      74    8,495    15,401
------------------  ----  ------  -------  --------

                     574   1,021  $75,411  $137,317
                    ----  ------  -------  --------

     A  summary  of  interest   capitalized  in  inventory  is  as  follows  (in
     thousands):

Year ended December 31,                                   1996    1997    1998
-------------------------------------------------------  ------  ------  -------

Interest capitalized, beginning of period                $1,061  $1,494  $ 2,572
Capitalized interest acquired in purchase of Westbrooke       -       -    2,597
Interest incurred                                         4,596   6,518   11,163
Less interest included in:
  Cost of sales                                           2,925   3,453    8,877
  Interest expense                                        1,238   1,987    1,939
-------------------------------------------------------  ------  ------  -------

Interest capitalized, end of period                      $1,494  $2,572  $ 5,516
-------------------------------------------------------  ------  ------  -------

     In the ordinary course of business, the Company enters into contracts to purchase lots and land for lot development. At December 31, 1997 and 1998, the Company had nonrefundable deposits aggregating $1,118,000 and $1,289,000 included in other assets in the accompanying consolidated balance sheets, for lots and land with a related purchase price of approximately $26.9 million and $64.4 million, respectively. The Company's liability for non-performance under such contracts is limited to forfeiture of the related deposits.

5.   INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

     Included in investment in unconsolidated subsidiaries at December 31, 1997 and 1998 is the Company's 50% general partnership interest in the Twin Acres Partnership (Twin Acres). Twin Acres owns certain land in Broward County, Florida, for the purpose of developing, constructing and selling single family residences. The Company obtained its investment in Twin Acres in 1995 in the acquisition of Adler. The Company does not have control of Twin Acres and therefore has accounted for its partnership interest using the equity method.


     During 1997, Twin Acres closed on the sale of the remaining homes in its inventory and is winding down its operations. Therefore, the Company's future equity in earnings from Twin Acres will not be material to the Company's operations.

     Summarized  financial   information  for  Twin  Acres  is  as  follows  (in
     thousands):

December 31,                         1997   1998
-----------------------------------  -----  -----

Assets:
  Cash and receivables               $ 357  $  64
  Other assets                          90      -
-----------------------------------  -----  -----

                                     $ 447  $  64
===================================  =====  =====

Liabilities:
  Accounts payable                   $ 249  $  60

Partners' capital                      198      4
-----------------------------------  -----  -----

                                     $ 447  $  64
===================================  =====  =====

Year ended December 31    1996      1997     1998
----------------------  --------  --------  ------

Revenues                $19,869   $10,618   $   -
Cost of sales            15,488     8,515       -
----------------------  --------  --------  ------

                          4,381     2,103       -
Subdivision overhead      2,819     1,932       -
Other net                   (29)      (82)    (57)
----------------------  --------  --------  ------

Net income              $ 1,591   $   253   $  57
======================  ========  ========  ======

     Also included in the investments in unconsolidated subsidiaries, the Company, during 1997, acquired a 49% interest in Pacific Title L.L.C., a title agency, for $24,000 and a 50% interest in NHC Mortgage, a mortgage finance company, for $81,000. The Company does not have control of these entities and therefore has accounted for its interests using the equity method. The operations are immaterial to the consolidated financial statements.

6.   CONSTRUCTION LOANS PAYABLE

     Construction loans payable consist of the following at December 31, 1998 (in thousands):

                                                              1997      1998
                                                             -------  --------

Construction and lot loans with financial institutions,
  collateralized by lots and single family residences
  completed or under construction, bearing interest at
  the prime rate to prime plus 1.5% (7.75% to 9.25%
  at December 31, 1998), maturing upon completion
  and sale of the homes as defined in the loan
  agreement                                                  $62,565  $ 94,526

Development and land acquisition loans with financial
  institutions, collateralized by deeds of trust on
  property, with maturing dates ranging from February
  1999 through April 2002, bearing interest at 7.0% to
  prime plus 1.0%, (8.75% at December 31, 1998)                  603    11,564

Promissory note with a bank, collateralized by
  property, bearing interest at 7.45%, payable monthly,
  maturing in March, 2008                                        800       749

4,500,000 revolving construction loan with a financial
  institution collateralized by single-family residences,
  with final maturity in August 1998                              71         -

Promissory note with a bank, maturing in June 1988             2,052         -

Other                                                              9         -
-----------------------------------------------------------  -------  --------

                                                             $66,100  $106,839
===========================================================  =======  ========

     Maturities on construction loans payable at December 31, 1998 are as follows (in thousands):

                 Amount
                --------

    1999        $103,794
    2000           2,420
    2001              69
    2002              74
    2003              80
    Thereafter       402
--------------  --------

                $106,839
==============  ========

     Construction and lot loans are generally repaid as sales of individual homes are closed and therefore are considered current at December 31, 1998. At December 31, 1998, the Company had unused lines of credit for construction loans totaling approximately $153 million of which $18.1 million was available to draw down.


     Certain of the Company's lenders require, among other things, that the Company maintain minimum tangible net worth levels and debt to tangible net worth ratios. At December 31, 1998, the Company was in compliance with such requirements. Certain debt agreements of NHC's subsidiaries restrict the subsidiaries' ability to pay dividends or advance funds to NHC to the extent that the payment would put the subsidiary in violation of debt covenants. Under the most restrictive of these covenants, there was no restriction on the amount of retained earnings available to pay dividends at December 31, 1998.

7.   PAYABLE TO AFFILIATES

     Payable to affiliates consists of amounts owed by the Company to PUSA. At December 31, 1997, PUSA forgave the balance of outstanding notes payable due from the Company of $9.1 million, and has recorded this transaction as a capital contribution. Total interest paid to PUSA, relating to these notes payable, during the years ended December 31, 1996, 1997 and 1998 was approximately $439,000, $557,000 and $0, respectively.


8.   RELATED PARTY TRANSACTIONS

     The Company purchases insurance policies from an affiliated insurance broker. The affiliated entity earned commissions of $89,000, $93,000 and $152,000 in 1996, 1997 and 1998, respectively, with respect to such policies. The Company also purchases demographic and economic research information through an affiliate for $10,000 per year.


     The Company provides various managerial services to Twin Acres for which it receives a fee. For the years ended December 31, 1996, 1997 and 1998, management fees included in other income were $851,000, $246,000, and $0 respectively.

9.   INCOME TAXES

     Components of income tax expense (benefit) consist of (in thousands):

Year ended December 31,   1996     1997     1998
-----------------------  -------  -------  ------

Current:
  Federal                $4,231   $4,038   $7,183
  State                     451      125      320
-----------------------  -------  -------  ------

                          4,682    4,163    7,503
                         -------  -------  ------

Deferred:
  Federal                  (459)      (1)     134
  State                     (59)     110        -
-----------------------  -------  -------  ------

                           (518)     109      134
                         -------  -------  ------

                         $4,164   $4,272   $7,637
=======================  =======  =======  ======

     The difference between total reported income taxes and expected income tax expense computed using the federal statutory income tax rate of 35% for 1996, 1997 and 1998 is reconciled as follows (in thousands):

Year ended December 31,               1996    1997    1998
-----------------------------------  ------  ------  ------

Computed "expected" tax expense      $3,674  $3,825  $7,151
Goodwill amortization                   211     211     216
State taxes, net of federal benefit     255     153     208
Other                                    24      83      62
-----------------------------------  ------  ------  ------

                                     $4,164  $4,272  $7,637
===================================  ======  ======  ======

     Significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

December 31,                                           1997     1998
----------------------------------------------------  -------  -------

Deferred tax assets:
  Warranty/advertising reserve                        $  367   $  441
  Property, premises and equipment, principally due to
    differences in depreciation                           44        1
  Capitalized interest                                   163      172
  Accrued bonuses                                        397      551
  Partnership investment                                 132      (15)
  Other                                                  113      111
----------------------------------------------------  -------  -------

Total gross deferred tax assets                        1,216    1,261
----------------------------------------------------  -------  -------

Deferred tax liabilities:
  Amortizable intangibles                               (343)    (522)
  Other                                                  (16)     (16)
----------------------------------------------------  -------  -------

Total gross deferred tax liabilities                    (359)    (538)
----------------------------------------------------  -------  -------

Net deferred tax asset                                $  857   $  723
====================================================  =======  =======

     Management of the Company believes that it is more likely than not that the gross deferred tax assets will be realized or settled due to the Company's ability to generate taxable income exclusive of reversing timing differences. Accordingly, no valuation allowance was established at December 31, 1997 and 1998.

     Included in payable to affiliates at December 31, 1997 and 1998 is $1.8 million and $2.4 million payable to PUSA under terms of the tax sharing agreement. Payments of $3.0 million, $3.9 million, and $7.4 million, respectively, were made to PUSA for federal income taxes during 1996, 1997 and 1998, under the aforementioned agreement.

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases office premises and equipment under noncancellable operating leases. Future minimum payments under these noncancellable operating leases for the fiscal years ending on December 31 are as follows:

December 31,   Amount
------------  --------

1999          $311,000
2000           309,000
2001           216,000
2002             8,000
2003             1,000
------------  --------

              $845,000
============  ========

     Rental expense for the year ended December 31, 1996, 1997 and 1998 aggregated, $340,000, $332,000 and $327,000, respectively.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

     The Company provides homebuyers with a one year limited warranty of workmanship and materials from the date of sale. The Company generally has recourse against its subcontractors for claims relating to workmanship and materials. The Company also provides a ten-year homeowner's warranty through a single national contract through a third party. This warranty generally covers major structural defects. Estimated warranty costs are recorded at the time of sale. Total warranty expense for the year ended December 31, 1996, 1997 and 1998 was $881,973, $1,567,442 and $2,138,017,
     respectively. As of December 31, 1997 and 1998, the liability for warranty costs was $881,000 and $1,149,000 respectively, and was included in other liabilities.

     The Company has an unsecured letter of credit facility which is used to issue letters of credit which guarantee Westbrooke's performance of certain development and construction obligations. At December 31, 1998 letters of credit aggregating $900,000 were outstanding under this facility. No additional amounts are available under this facility.


     The Company is a guarantor on a letter of credit issued by a financial institution as security for a note. The amount of this note payable at December 31, 1997 and 1998 was $2.0 million and $1.3 million, respectively.

11.  EMPLOYEE BENEFIT PLAN

     The Company has a 401 (k) Profit Sharing Plan (the Plan). Under the terms of the Plan, the Company matches 50% of employee's voluntary contributions up to a maximum of 6% of each participant's earnings. The Company's matching contributions to the Plan for the year ended December 31, 1996, 1997 and 1998 were $252,668, $256,880 and $446,000, respectively.


12.  STOCK OPTIONS

     During the year ended December 31, 1998, Tandem Stock Option / Stock Appreciation Rights to acquire 682,000 shares at an exercise price of $10.50 were granted to certain officers and employees of the Company under the Company's stock option plan. During this same period, no options were exercised.

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option, using the Black Scholes method, at the weighted-average assumption used for grants in fiscal 1998 dividend yield of zero percent; expected volatility of 21.5%; risk free interest rate of 6%; and expected life of 10 years.

     The weighted average fair value of options granted during the year ended December 31, 1998 was $5.23.

     Under the accounting provisions of FASB Statement 123, the Company's net income and net income per share for the year ended December 31, 1998 would have been reduced to the pro forma amounts indicated below:


Year ended December 31,          1998
----------------------------  -----------

Net income
  As reported                 $12,795,000
  Pro forma                   $ 9,228,000

Basic net income per share
  As reported                 $      1.16
  Pro forma                   $       .84

Diluted net income per share
  As reported                 $      1.16
  Pro forma                   $       .84
============================  ===========

13.  QUARTERLY RESULTS (UNAUDITED)

     Quarterly results for the years ended December 31, 1997 and 1998 in thousands, except per share amounts.


          1997               FIRST    SECOND    THIRD     FOURTH
--------------------------  -------  --------  --------  --------

Revenues                    $46,241  $ 54,556  $ 61,507  $ 53,056
Operating income            $ 2,676  $  3,206  $  4,005  $  2,457
Net income                  $ 1,476  $  1,809  $  2,064  $  1,306
Basic earnings per share    $  0.16  $   0.20  $   0.22  $   0.14
Diluted earnings per share  $  0.16  $   0.20  $   0.22  $   0.14

          1998
--------------------------
Revenues                    $69,195  $103,057  $112,907  $121,194
Operating income            $ 2,701  $  5,116  $  6,051  $  7,302
Net income                  $ 1,276  $  3,178  $  3,841  $  4,500
Basic earnings per share    $  0.13  $   0.28  $   0.33  $   0.39
Diluted earnings per share  $  0.13  $   0.28  $   0.33  $   0.39

     Quarterly and year-to-date computations of per share amounts are made independently. Therefore the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

                                   SCHEDULE I
                      NEWMARK HOMES CORP.  AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       PARENT COMPANY ONLY BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                                 (IN THOUSANDS)

                                     ASSETS

                                                          1997     1998
                                                         -------  -------

Cash and short-term investments                          $    11  $   359
Investments in and equity in net assets of subsidiaries   55,690   90,471
Other assets                                               1,793       12
                                                         -------  -------

          Total assets                                   $57,494  $90,842
                                                         =======  =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                        $ 1,803  $   730
                                                         -------  -------

          Total liabilities                                1,803      730
                                                         -------  -------

STOCKHOLDERS' EQUITY
Common stock                                                  92      115
Additional paid in capital                                52,165   73,768
Retained earnings                                          3,434   16,229
                                                         -------  -------

          Total Stockholders' Equity                      55,691   90,112
                                                         -------  -------

          Total Liabilities and Stockholders' Equity     $57,494  $90,842
                                                         =======  =======


                                   SCHEDULE I
                      NEWMARK HOMES CORP.  AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  PARENT COMPANY ONLY STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                                 (IN THOUSANDS)


                                     1996      1997      1998
                                    -------  ---------  -------

Equity in earnings of subsidiaries  $ 6,332  $   6,655  $13,091
Other expenses                          -0-  $     -0-  $   296
                                    -------  ---------  -------
Net income                          $ 6,332  $   6,655  $12,795
                                    =======  =========  =======

                                          SCHEDULE I
                             NEWMARK HOMES CORP.  AND SUBSIDIARIES
                         CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                                        (IN THOUSANDS)


                                                               1996        1997        1998
                                                             ---------  -----------  ---------

Cash flows from operating activities:
Net income                                                   $  6,332   $    6,655   $ 12,795
Adjustments to reconcile net income to cash from operating
  activities:
Change in other assets                                           (470)        (446)     1,781
Change in other liabilities                                       470          456     (1,073)
  Equity in undistributed earnings of subsidiaries             (6,332)      (6,655)   (13,091)
                                                             ---------  -----------  ---------

Net cash provided by operating activities                          --           10        412
                                                             ---------  -----------  ---------

Cash flows from investing activities:
  Dividends from subsidiaries                                   9,463        4,810        ---
  Capital contributions to subsidiaries                        (1,247)        (181)   (21,690)
                                                             ---------  -----------  ---------
Net cash provided by (used in) investing activities             8,216        4,629    (21,690)

Cash flows from financing activities:
  Net proceeds from initial public offering of common stock        --           --     18,446
  Net proceeds from underwriters over-allotment option             --           --      2,879
  Capital contributions from parent                             1,247          181        301
  Dividends paid to parent                                     (9,463)      (4,810)      (---)
                                                             ---------  -----------  ---------
Net cash provided by (used in) financing activities            (8,216)      (4,629)    21,626


Net change in cash and short-term investments                      --           10        348
Cash at the beginning of the year                                   1            1         11
                                                             ---------  -----------  ---------

Cash at the end of the year                                  $      1   $       11   $    359
                                                             =========  ===========  =========

                                      SCHEDULE II
                         NEWMARK HOMES CORP.  AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS (WARRANTY RESERVES)
                     YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                                    (IN THOUSANDS)


                                          ADDITIONS
                                   -----------------------
                                               CHARGED TO
                      BALANCE AT   CHARGED TO     OTHER                     BALANCE AT
                     BEGINNING OF  COSTS AND   ACCOUNTS --  DEDUCTIONS --     END OF
DESCRIPTION             PERIOD      EXPENSES    DESCRIBE       DESCRIBE       PERIOD
-------------------  ------------  ----------  -----------  --------------  ----------
  December 31, 1996           560       1,130          ---         (1,121)         569
  December 31, 1997           569       1,643          ---         (1,331)         881
  December 31, 1998           881       2,138          ---         (1,870)       1,149


                                  SCHEDULE III
                      NEWMARK HOMES CORP.  AND SUBSIDIARIES
                     PROPERTIES AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                           COSTS CAPITALIZED
                                                             SUBSEQUENT TO
                                        INITIAL COSTS          ACQUISITION
                                     -------------------  ----------------------
                                             BUILDINGS
                                                AND                     CARRYING
DESCRIPTION            ENCUMBRANCES  LAND   IMPROVEMENTS  IMPROVEMENTS   COSTS
---------------------  ------------  -----  ------------  ------------  --------
PROPERTIES:
Landmark Retail Tract
  Dallas, TX                    -0-  $ 325           -0-           -0-       -0-
=====================  ============  =====  ============  ============  ========

                                   TOTAL COSTS
                         -------------------------------------
                                                                                     DATE OF
                                BUILDINGS AND   TOTAL             ACCUMULATED        ACQUIS.
DESCRIPTION              LAND    IMPROVEMENTS                   DEPRECIATION         CONSTR.
-----------------------  -----  --------------  --------------  -----------------  -----------
PROPERTIES:
  Landmark Retail Tract
  Dallas, TX             $ 325  $          195  $          520  $             -0-     1984
=======================  =====  ==============  ==============  =================  ===========

NOTES:

    The following table reconciles the historical cost of the Company's properties from January 1, 1996 to December 31, 1998:


                                  FOR THE YEAR ENDED
                                     DECEMBER 31,

                                                             1996    1997   1998

Balance, beginning of period                               $ 5,631   $ 325  $ 463
Additions during period (acquisition, improvements, etc.)    1,378     138     57
Deductions during period (cost of real estate sold, etc.)   (6,684)    -0-    -0-
                                                           --------  -----  -----
Balance, close of period                                   $   325   $ 463  $ 520
=========================================================  ========  =====  =====