Form 10-Q
period 1999-03-31
NEWMARK HOMES CORP
filed 1999-05-04
CIK 1046578

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999
                                       OR

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

Title                                     Outstanding

Common Stock, par value $.01              11,500,000 shares as of May 4, 1999

                               NEWMARK HOMES CORP.
                                      INDEX

                                                                            Page

PART I. Financial Information                                                  4

ITEM 1. Financial Statements                                                   4

        Condensed Consolidated Balance Sheet                                   4
        Condensed Consolidated Statement of Operations                         5
        Condensed Consolidated Statement of Stockholders' Equity               6
        Condensed Consolidated Statement of Cash Flows                         7
        Notes to the Condensed Consolidated Financial Statements               8

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

ITEM 3. Changes in Information About Market Risk - None.                      15

PART II. Other Information                                                    15

ITEM 1. Legal Proceedings - None.                                             15

ITEM 2. Changes in Securities - None.                                         15

ITEM 3. Defaults Upon Senior Securities - None                                15

ITEM 4. Submission of Matters to a Vote of Security Holders - None.           15

ITEM 5. Other Information - None                                              15

ITEM 6. Exhibits and Reports on Form 8-K                                      15

Exhibits
        Exhibit 27 - Financial Data Schedule                                  15

        Reports on Form 8-K                                                   15

Signatures                                                                    16

Part I.  Financial Information

Item 1.  Financial Statements


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                 ASSETS                                       December 31,              March 31,
                                                                                  1998                    1999
                                                                          -------------------     -------------------
                                                                                                      (unaudited)

Cash.................................................................             $    5,794              $   3,056
Receivables..........................................................                  6,967                  8,345
Inventory............................................................                185,247                210,505
Investment in unconsolidated subsidiaries ...........................                    490                    435
Other assets, net ...................................................                  9,196                 10,342
Goodwill, net of accumulated amortization of $5,173 and $5,530 in
     1998 and 1999, respectively ....................................                 37,644                 37,287
                                                                          -------------------    --------------------

                  Total assets.......................................            $   245,338              $ 269,970
                                                                          ===================    ===================


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Construction loans payable ..........................................            $   106,839              $ 133,631
Acquisition notes payable............................................                 12,341                  9,873
Other payables to affiliates ........................................                  2,442                      -
Accounts payable and accrued liabilities.............................                 22,935                 21,604
Other liabilities ...................................................                 10,669                 12,755
                                                                          ------------------     -------------------

                  Total liabilities..................................                155,226                177,863
                                                                          -------------------    -------------------

Stockholders'equity:
     Common stock -- $.01 par value; 30,000,000 shares authorized,
             11,500,000 shares issued and outstanding ...............                    115                    115
     Additional paid-in capital......................................                 73,768                 73,768
     Retained earnings...............................................                 16,229                 18,224
                                                                          ------------------     -------------------
                  Total stockholders'equity..........................                 90,112                 92,107

                                                                          -------------------    ------------------
                  Total liabilities and stockholders'equity..........            $   245,338              $ 269,970
                                                                          ===================    ===================


See accompanying notes to the condensed consolidated financial statements.


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (unaudited)


                                                                                     Three Months
                                                                                   Ended March 31,
                                                                          -----------------------------------
                                                                              1998                 1999
                                                                          -------------        --------------
Revenues.............................................................     $   69,195           $   92,832
Cost of sales  ......................................................         57,740               78,339
                                                                          --------------       --------------

Gross profit.........................................................         11,455               14,493
Equity in earnings from unconsolidated subsidiaries  ................            108                  123
Selling, general and administrative expenses.........................         (8,137)             (10,324)
Depreciation and amortization........................................           (725)                (840)
                                                                          --------------       --------------
     Operating income ...............................................          2,701                3,452
Other income (expense):
     Interest expense ...............................................           (825)                (403)
     Other income, net ..............................................            165                  114
                                                                          --------------       --------------

          Income before income taxes ................................          2,041                3,163
Income taxes ........................................................            765                1,168
                                                                          --------------      ---------------
          Net income ................................................     $    1,276                1,995
                                                                          ==============       ==============

Earnings per common share:

     Basic...........................................................          $.13                 $.17
                                                                          ==============       ==============
     Diluted.........................................................          $.13                 $.17
                                                                          ==============       ==============
Weighted average number of shares of common stock equivalents outstanding:
     Basic...........................................................      9,622,222            11,500,000
                                                                          ==============       ==============
     Diluted.........................................................      9,622,222            11,500,000
                                                                          ==============       ==============

See accompanying notes to the condensed consolidated financial statements.



                      NEWMARK HOMES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
                                 (In thousands)
                                   (unaudited)





                                                                   Additional
                                                    Common           Paid-in         Retained
                                                      Stock          Capital         Earnings            Total
                                                    ----------- -- ------------ -- ------------- --- --------------

Balance, December 31, 1997 ..................             $ 92         $52,165          $ 3,434            $55,691
Initial public offering of common stock, net
      of  issuance of costs of $2,554,000,
      March 13, 1998.........................               20          18,426                -             18,446
Capital contribution.........................                -             302                -                302
Net income...................................                -               -            1,276              1,276
                                                    -----------    ------------    -------------     --------------
Balance, March 31, 1998......................             $112         $70,893          $ 4,710            $75,715
                                                    ===========    ============    =============     ==============



Balance, December 31, 1998 ..................             $115         $73,768          $16,229            $90,112
Net income...................................                -               -            1,995              1,995
                                                    -----------    ------------    -------------     --------------
Balance, March 31, 1999......................             $115         $73,768          $18,224            $92,107
                                                    ===========    ============    =============     ==============

See accompanying notes to the condensed consolidated financial statements.


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                         Three Months
                                                                                       Ended March 31,
                                                                             --------------------------------------
                                                                                  1998                  1999
                                                                            ------------------     ----------------

Cash flows from operating activities:
   Net income.......................................................           $   1,276           $   1,995
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization..................................                 725                 840

     Net (gain) loss on sale of property, premises and equipment....                  13                 (24)
     Equity in earnings from unconsolidated subsidiaries............                (108)               (123)
     Changes in operating assets and  liabilities,  net of effects from purchase of Westbrooke Communities, Inc.:
         Inventory and land held for development, net...............             (19,711)            (25,259)
         Receivables................................................              (3,925)             (1,378)
         Other assets ..............................................               1,168              (1,093)
         Payable to affiliates......................................                (866)             (2,442)
         Accounts payable and accrued liabilities...................                (360)             (1,331)
         Other liabilities..........................................               5,488               2,085
                                                                            ------------------     ----------------
         Net cash used in operating activities  ....................             (16,300)            (26,730)
                                                                            ------------------     ----------------

Cash flows from investing activities:
   Purchases of property, premises and equipment ...................                (321)               (621)
Proceeds from sales of property, premises and equipment.............                   -                 111
   Increase in goodwill ............................................                (374)                  -
   Cash acquired in purchase of Westbooke Communities, Inc...........              3,618                   -
Investment in unconsolidated subsidiaries...........................                   -                 (50)
   Distributions from unconsolidated subsidiaries ..................                 227                 228
                                                                            ------------------     ----------------
         Net cash provided by (used in) investing activities .......               3,150                (332)
                                                                            ------------------     ----------------

Cash flows from financing activities:
   Net proceeds from initial public offering of common stock........              18,446                   -
   Capital contributions received ..................................                 302                   -
   Proceeds from advances on construction loans payable ............              57,136             201,267
   Principal payments on construction loans payable ................             (47,018)           (174,475)
   Principal payments on acquisition notes payable..................             (12,250)             (2,468)
                                                                            ------------------     ----------------
         Net cash provided by financing activities..................              16,616              24,324
                                                                            ------------------     ----------------

Increase (decrease) in cash ........................................               3,466              (2,738)
Cash, beginning of period ..........................................                 746               5,794
                                                                            ------------------     ----------------
Cash, end of period ................................................        $      4,212           $   3,056
                                                                            ==================     ================

Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest ......................................................        $      2,299           $   3,572
                                                                            ==================     ================
     Income taxes ..................................................        $      1,733           $   4,079
                                                                            ==================     ================

See accompanying notes to the condensed consolidated financial statements.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Note 1.       Summary of Significant Accounting Policies

Organization
Newmark Homes Corp. and subsidiaries (the Company) is a majority-owned subsidiary of Pacific Realty Group, Inc. (PRG) and ultimately a subsidiary of Pacific USA Holdings Corp. (PUSA). The Company was formed in December 1994 to serve as a real estate holding company.

The Company's primary subsidiaries are as follows:

                   Subsidiary                                         Nature of Business

Newmark Home Corporation (Newmark) .........       Single-family    residential   homebuilding   in   Texas,
                                                   Tennessee and North Carolina -formed in 1983.
Westbrooke Communities, Inc. (Westbrooke)...       Single-family   residential   homebuilding   in   Florida
                                                   -formed in 1976.
The Adler Companies, Inc. (Adler) ..........       Single-family   residential   homebuilding   in   Florida
                                                   -formed in 1990.
Pacific United Development Corporation
(PUDC)......................................       Residential   lot  development  in  Texas  and  Tennessee
                                                   -formed in 1993.

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

Interim presentation

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K.

Earnings per share

Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

The following tables reconcile the computation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1999 respectively.

                                                            Three Months Ended March 31,
                                                        ------------------------------------------
                                                               1998                   1999
                                                        -------------------     ------------------
Income     available     to    common     shareholders
(Numerator)..........................................     $ 1,276,000            $ 1,995,000
Weighted     average     of     shares     outstanding
(Denominator).......................................        9,622,222             11,500,000

Basic EPS   .......................................              $.13                   $.17
                                                        ===================     ==================
Effective  of dilutive  securities - 1998 Tandem Stock
Option Plan....................................                 -                       -
Diluted EPS.....................................                 $.13                   $.17
                                                        ===================     ==================


Note 2.       Inventory

The inventory as of December 31, 1998 and March 31, 1999 consists of the following:

                                                                                            Carrying Value
                                                  Number of Homes                           (In thousands)
                                       --------------------------------------     -----------------------------------
                                         December 31,             March 31,         December 31,          March 31,
                                             1998                   1999                1998                1999
                                       ------------------    ----------------     ----------------     --------------

Completed  .........................                 118                 105             $ 23,224           $ 21,630
Under construction  ................                 829                 936               98,692            115,417
Models  ............................                  74                  80               15,401             17,323
Residential lots....................                   -                   -               47,930             56,135
                                       ==================    ================     ================     ==============
               Total                               1,021               1,121            $ 185,247          $ 210,505
                                       ==================    ================     ================     ==============


Note 3.       Capitalized Interest

A summary of interest capitalized in inventory is as follows (In thousands):

                                                                            Three Months Ended March 31,
                                                                         ------------------------------------
                                                                               1998                1999
                                                                         -----------------    ---------------

Interest capitalized, beginning of period ........................                $ 2,572            $ 5,516
Capitalized interest acquired in purchase of
      Westbrooke Communities, Inc.................................                  2,597                  -
Interest incurred ................................................                  2,591              2,724
Less interest included in:
      Cost of sales ..............................................                  1,552              1,698
      Other income (expense) .....................................                    825                403
                                                                         =================    ===============
Interest capitalized end of period ...............................                $ 5,383            $ 6,139
                                                                         =================    ===============



Note 4.       Commitments and Contingencies

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

Results of Operations

The  following  tables set forth certain  operating  and financial  data for the
Company:


                              New Sales Contracts,                                           Homes in
                              Net of Cancellations            Home Closings               Sales Backlog
                             ------------------------     -----------------------    -------------------------
                                  Three Months                 Three Months                   As of
                                 Ended March 31,             Ended March 31,                March 31,
                             ------------------------     -----------------------    -------------------------

                                   1998         1999             1998       1999           1998          1999
                                   ----         ----             ----       ----           ----          ----

Houston..................           164          191               73        121            186           245
Austin.....................         139          208               86        118            142           274
Dallas/Ft. Worth.........            40           68               34         35             46            90
Nashville..................           6           26                -         15              6            33
Charlotte/
Greensboro...............             -            1                -          -              -             1
Ft. Lauderdale/
Palm Beach/Miami......              205          160              138        125            434           350
                                    ---          ---              ---        ---            ---           ---

Total......................         554          654              331        414            814           993
                                    ===          ===              ===        ===            ===           ===

                                                            As a Percentage of Revenue
                                                                   Three Months
                                                                 Ended March 31,
                                                        -----------------------------------
                                                              1998              1999
                                                              ----              ----
Cost of sales........................................         83.4%             84.4%
Gross profit.........................................         16.6%             15.6%
Selling, general and administrative expenses.........         11.8%             11.1%
Income before income taxes...........................          2.9%              3.4%
Income taxes (1).....................................         37.5%             36.9%
Net income...........................................          1.8%              2.1%

(1) As a percent of income before income taxes.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

Revenues for the three months ended March 31, 1999, increased by 34.2%, to $92.8 million, from $69.2 million for the comparable period of 1998. The number of homes closed by the Company increased by 25% to 414 homes in the three months ended March 31, 1999 from 331 homes in the same period of 1998.

The average selling price of homes closed in the three months ended March 31, 1999 was $224,232, an increase of 7.3% from the $209,048 average selling price in the comparable period of 1998.
New net sales contracts increased 18.1%, to 654 homes for the three months ended March 31, 1999, from 554 homes for the three months ended March 31, 1998. The dollar amount of new net sales contracts increased 31.4%, to $152.8 million.

The Company was operating in 69 subdivisions at March 31, 1999, compared to 54 subdivisions at March 31, 1998. At March 31, 1999, the Company's backlog of sales contracts was 993 homes, a 22% increase over comparable figures at March 31, 1998.

Cost of sales increased by 35.7%, to $78.3 million in the three months ended March 31, 1999, from $57.7 million in the comparable period of 1997. The increase was attributable to the increase in revenues. As a percentage of revenues, cost of sales for the quarter increased to 84.4% in 1999 from 83.5% in 1998.

Selling, general and administrative (SG&A) expense increased by 26.9%, to $10.3 million in the three months ended March 31, 1999, from $8.1 million in the comparable period of 1998. As a percentage of revenues, SG&A expense decreased slightly to 11.1% in 1999, from 11.8% in 1998. This increase was caused by the expansion into the new markets of Nashville, Tennessee and Charlotte and Greensboro, North Carolina as well as the expansion in the Company's Texas markets as indicated by a 22% increase in the Company's backlog at the end of March 1999 versus March 1998.

Interest expense amounted to $403,000 in the three months ended March 31, 1999, compared to $825,000 in the comparable period of 1998. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended March 31, 1999 and 1998, the Company expensed a portion of incurred interest and other financing costs on those completed homes held in inventory. This expense decreased due to the decrease in the average number of completed homes held in inventory for the quarter ending March 31, 1999. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 36.9% for the three months ended March 31, 1999, compared to 37.5% for the three months ended March 31, 1998. The decrease is attributable to a state income tax benefit for Adler. Under a tax allocation agreement with PUSA, the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay PUSA the sum which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the tax allocation agreement amounting to $1,181,000 for the three months ended March 31, 1999 compared to $714,000 for the three months ended March 31, 1998.

Financial Condition, Liquidity and Capital Resources

At March 31, 1999, the Company had available cash and cash equivalents of $3.1 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at March 31, 1999, increased by $25.3 million from $185.2 at December 31, 1998, due to a general increase in business activity and the expansion of operations in the newer market areas. Because of the increased business activity and expansion of operations in the newer markets, the Company's ratio of construction loans payable to total capital increased to 61.8% at March 31, 1999, from 56.0% at December 31, 1998. The equity to total assets ratio decreased during the three months, to 34.1% at March 31, 1999, from 36.7% at December 31, 1998.

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions and through funds from earnings.

At March 31, 1999, the Company had unused lines of credit for construction loans totaling approximately $228.4 million of which $19.3 million is available to draw down.

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

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at March 31, 1999, the Company had no material commitments for capital expenditures.


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

Year 2000 Readiness Disclosure

The company has assessed and is continuing to assess its operating systems, computer software applications, computer equipment and other equipment with embedded electronic circuits ("Programs") that it currently used to identify whether they are year 2000 compliant and, if not, what steps are needed to bring them into compliance. The Company expects that the majority of all Programs, including computer information systems utilized in its homebuilding and residential lot development operations, will be year 2000 compliant by the end of the second quarter of calendar 1999. For those Programs that will not be compliant by them, the Company is reviewing the potential impact on the Company and the alternatives that are available to it if the Programs cannot be brought into compliance by December 31, 1999. The Company believes that the required changes to its Programs will be made on a timely basis without causing material operational issues or having a material impact on its results of operations or its financial position.

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

The Company has been reviewing whether its significant subcontractors, suppliers, financial institutions and other service providers ("Providers") are Year 2000 compliant. The Company is not aware of any Providers that do not expect to be compliant; however, the Company has no means of ensuring that its Providers will be Year 2000 ready. The inability of Providers to be Year 2000 ready in a timely fashion could have an adverse impact on the Company. The Company plans to respond to any such contingency involving any of its Providers by seeking to utilize alternative sources for such goods and services, where practicable. In addition, widespread disruptions in the national or international economy, including, for example, disruptions affecting financial markets, commercial and investment banks, governmental agencies and utility services, such as heat, lights, power and telephones, could also have an adverse impact on the Company. The likelihood and effects of such disruptions are not determinable at this time

Item 3.  Changes in Information about Market Risk

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


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule.


         (b) Reports on Form 8-K.

          Report on Form 8-K dated as of January 4, 1999 pertaining to the Registrant being advised that the holder of shares representing 80% of the Registrant's outstanding common stock has pledged those shares in support of a commercial loan.

          Report on Form 8-K dated as of February 3, 1999 pertaining to the dismissal of KPMG, LLP as the Registrant's certifying accountants and has engaged BDO Seidman, LLP as the new certifying accountants.

          Report on Form 8-KA dated as of February 10, 1999 disclosing letter from KPMG, LLP regarding their termination as certifying accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NEWMARK HOMES CORP.

May 4, 1999                       By:    /s/ Terry C. White
                                       ----------------------------------------
Date                                   Terry C. White, Senior Vice President,
                                       Chief Financial Officer, Treasurer
                                       and Secretary