Form 10-Q
period 1999-06-30
NEWMARK HOMES CORP
filed 1999-08-03
CIK 1046578

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Title                                     Outstanding

Common Stock, par value $.01              11,500,000 shares as of August 3, 1999

                               NEWMARK HOMES CORP.
                                      INDEX

                                                                            Page

PART I. Financial Information                                                  3

ITEM 1.  Financial Statements                                                  3

  Condensed Consolidated Balance Sheet                                         3
  Condensed Consolidated Statement of Operations                               4
  Condensed Consolidated Statement of Stockholders' Equity                     6
  Condensed Consolidated Statement of Cash Flows                               7
  Notes to the Condensed Consolidated Financial Statements                     8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

ITEM 3.  Changes in Information About Market Risk - None.                     16

PART II.           Other Information                                          16

ITEM 1.  Legal Proceedings - None.                                            16

ITEM 2.  Changes in Securities - None.                                        16

ITEM 3.  Defaults Upon Senior Securities - None                               16

ITEM 4.  Submission of Matters to a Vote of Security Holders - None.          16

ITEM 5.  Other Information - None                                             16

ITEM 6.  Exhibits and Reports on Form 8-K                                     16

Exhibits
Exhibit 27 - Financial Data Schedule

Reports on Form 8-K
The registrant filed no reports on Form 8-K during the quarter ended June 30, 1999.

Signatures                                                                    17

Part I.  Financial Information

Item 1.  Financial Statements

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                ASSETS                                   December 31,           June 30,
                                                                             1998                 1999
                                                                        ----------------     ----------------
                                                                                                (unaudited)

Cash                                                                          $   5,794            $   7,781
Receivables..........................................................             6,967                8,982
Inventory............................................................           185,247              223,179
Investment in unconsolidated subsidiaries ...........................               490                  475
Other assets, net ...................................................             9,196               10,138
Goodwill, net of accumulated amortization of $5,173 and $5,888 in
     1998 and 1999, respectively ....................................            37,644               36,930
                                                                        ---------------      ----------------

                  Total assets.......................................         $ 245,338            $ 287,485
                                                                        ================     ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Construction loans payable ..........................................         $ 106,839            $ 140,859
Acquisition notes payable............................................            12,341                9,873
Other payables to affiliates ........................................             2,442                   78
Accounts payable and accrued liabilities.............................            22,935               25,807
Other liabilities ...................................................            10,669               14,570
                                                                        ----------------     ----------------

                  Total liabilities..................................           155,226              191,187
                                                                        ----------------     ----------------


Stockholders'equity:
     Common stock -- $.01 par value; 30,000,000 shares authorized,
             11,500,000 shares issued and outstanding ...............               115                  115
     Additional paid-in capital......................................            73,768               73,768
     Retained earnings...............................................            16,229               22,415
                                                                        ----------------     ----------------
                  Total stockholders'equity..........................            90,112               96,298

                                                                        ----------------     ----------------

                  Total liabilities and stockholders'equity..........         $ 245,338            $ 287,485
                                                                        ================     ================

                     See accompanying notes to the condensed
                       consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (unaudited)


                                                                                    Three Months
                                                                                   Ended June 30,
                                                                                   ---------------
                                                                              1998                1999
                                                                              ----                ----
Revenues.............................................................      $  103,057           $ 130,380
Cost of sales  ......................................................          86,381             110,228
                                                                          --------------      -------------

Gross profit.........................................................          16,676              20,152
Equity in earnings from unconsolidated subsidiaries  ................             232                 198
Selling, general and administrative expenses.........................         (11,007)            (12,863)
Depreciation and amortization........................................            (785)               (930)
                                                                          --------------      -------------
     Operating income ...............................................           5,116               6,557
Other income (expense):
     Interest expense ...............................................            (314)               (412)
     Other income, net ..............................................             287                 313
                                                                          --------------      -------------

          Income before income taxes ................................           5,089               6,458
Income taxes ........................................................           1,911               2,267
                                                                          --------------      -------------

          Net income.................................................      $    3,178            $  4,191
                                                                          ==============      =============

Earnings per common share:

     Basic...........................................................            $ .28               $ .36
                                                                          ==============      =============
     Diluted ........................................................            $ .27               $ .36
                                                                          ==============      =============
Weighted average number of shares of common stock equivalents outstanding:

     Basic ..........................................................       11,493,407          11,500,000
                                                                          ==============      =============
     Diluted ........................................................       11,607,074          11,500,000
                                                                          ==============      =============

                     See accompanying notes to the condensed
                       consolidated financial statements.


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (unaudited)


                                                                                      Six Months
                                                                                    Ended June 30,
                                                                                 -------------------
                                                                                1998               1999
                                                                                ----               ----

Revenues.............................................................       $ 172,252           $  223,212
Cost of sales  ......................................................         144,121              188,567
                                                                           --------------       -------------

Gross profit.........................................................          28,131               34,645
Equity in earnings from unconsolidated subsidiaries  ................             340                  321
Selling, general and administrative expenses.........................         (19,144)             (23,187)
Depreciation and amortization........................................          (1,510)              (1,770)
                                                                           --------------       -------------
     Operating income ...............................................           7,817                10,009
Other income (expense):
     Interest expense ...............................................          (1,139)                 (815)
     Other income, net ..............................................             453                   427
                                                                           --------------       -------------

          Income before income taxes ................................           7,131                9,621
Income taxes ........................................................           2,676                3,435
                                                                           --------------       -------------

          Net income ................................................      $    4,455            $   6,186
                                                                           ==============       =============

Earnings per common share:

     Basic ...........................................................          $ .42                $ .54
                                                                           ==============       =============
     Diluted .........................................................          $ .42                $ .54
                                                                           ==============       =============
Weighted average number of shares of common stock equivalents outstanding:
     Basic ...........................................................     10,562,983           11,500,000
                                                                           ==============       =============
     Diluted .........................................................     10,620,131           11,500,000
                                                                           ==============       =============

                     See accompanying notes to the condensed
                       consolidated financial statements.


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (unaudited)


                                                                   Additional
                                                    Common           Paid-In        Retained
                                                      Stock          Capital        Earnings         Total
                                                    -----------    ------------    ------------    -----------

Balance, December 31, 1997 ....................           $ 92        $ 52,165         $ 3,434       $ 55,691
Initial public offering of common stock,
    net of Issuance  costs of $2,554,000, March 13,
    1998.......................................             20          18,426               -         18,446

Issuance  of common  stock due to the  exercise
    of  underwriters  over-allotment
    option, net of issuance costs of $271,000,
    April 3, 1998..............................              3           2,876               -          2,879

Capital contribution...........................                            301               -            301
Net income.....................................              -               -           4,455          4,455
                                                    -----------    ------------    ------------    -----------
Balance, June 30, 1998.........................          $ 115        $ 73,768         $ 7,889       $ 81,772
                                                    ===========    ============    ============    ===========


Balance, December 31, 1998.....................          $ 115        $ 73,768        $ 16,229       $ 90,112
Net income.....................................              -               -           6,186          6,186
                                                    -----------    ------------    ------------    -----------
Balance, June 30, 1999.........................          $ 115        $ 73,768        $ 22,415       $ 96,298
                                                    ===========    ============    ============    ===========

                     See accompanying notes to the condensed
                       consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                                                      Six Months
                                                                                    Ended June 30,
                                                                                    --------------
                                                                              1998                 1999
                                                                          --------------       --------------

Cash flows from operating activities:
   Net income............................................................   $   4,455           $  6,186
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization.......................................       1,510              1,770
     Net (gain) loss on sale of property, premises and equipment.........          11                (35)
     Equity in earnings from unconsolidated subsidiaries.................        (340)              (321)
     Changes in operating assets and liabilities, net  of effects from purchase of Westbrooke Communities, Inc.:
         Inventory and land held for development, net....................    ( 29,877)           (37,412)
         Receivables.....................................................      (4,637)            (2,015)
         Other assets ...................................................       1,447             (1,482)
         Payable to affiliates...........................................      (1,324)            (2,364)
         Accounts payable and accrued liabilities........................          71              2,872
         Other liabilities...............................................       7,736              3,901
                                                                          --------------       --------------
         Net cash used in operating activities  .........................     (20,948)           (28,900)
                                                                          --------------       --------------

Cash flows from investing activities:
   Purchases of property, premises and equipment ........................        (624)            (1,130)
   Proceeds from sales of property, premises and equipment ..............       -                    129
   Increase in goodwill .................................................        (438)                -
   Cash acquired in purchase of Westbooke Communities, Inc...............       3,618                 -
   Investment in unconsolidated subsidiaries ............................       -                    (50)
   Distributions from unconsolidated subsidiaries .......................         411                386
                                                                          --------------       --------------
         Net cash provided by (used in) investing activities ............       2,967               (665)
                                                                          --------------       --------------

Cash flows from financing activities:
   Net proceeds from initial public offering of common stock.............      18,446                 -
   Net proceeds from Underwriters over-allotment option .................       2,879                 -
   Capital contributions received .......................................         301                 -
   Proceeds from advances on construction loans payable .................     118,086            175,400
   Principal payments on construction loans payable .....................    (105,991)           141,380)
   Principal payments on acquisition notes payable.......................     (12,896)            (2,468)
                                                                          --------------       --------------
         Net cash provided by financing activities.......................      20,825             31,552
                                                                          --------------       --------------

Increase  in cash .......................................................       2,844              1,987
Cash, beginning of period ...............................................         746              5,794
                                                                          --------------       --------------
Cash, end of period ..................................................... $     3,590          $   7,781
                                                                          ==============       ==============
Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest ......................................................      $     4,492          $   6,419
                                                                          ==============       ==============
     Income taxes ..................................................      $     1,964          $   5,879
                                                                          ==============       ==============

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

                   Subsidiary                                         Nature of Business

Newmark Home Corporation (Newmark) .........       Single-family    residential   homebuilding   in   Texas,
                                                   Tennessee and North Carolina -formed in 1983.
Westbrooke Communities, Inc. (Westbrooke)          Single-family   residential   homebuilding   in   Florida
                                                   -formed in 1976.
The Adler Companies, Inc. (Adler) ..........       Single-family   residential   homebuilding   in   Florida
                                                   -formed in 1990.
Pacific United Development Corporation
 .....(PUDC)                                        Residential   lot  development  in  Texas  and  Tennessee
                                                   -formed in 1993.

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

The following tables reconcile the computation of basic and diluted EPS for the three months ended June 30, 1998 and 1999 and for the six months ended June 30, 1998 and 1999.


                                     Three Months Ended June 30, 1998                 Three Months Ended June 30, 1999
                                -------------------------------------------       ------------------------------------------
                                 Income           Shares        Per Share           Income          Shares       Per Share
                               (Numerator)    (Denominator)      Amount          (Numerator)    (Denominator)     Amount
                              -------------- ----------------- ------------     --------------- --------------- ------------
Basic EPS
      Income available to
      common shareholders        $3,178,000        11,493,407         $.28          $4,191,000      11,500,000         $.36
                                                               ============                                     ============
Effect of Dilutive Securities
      1998  Tandem Stock
Option Plan                           -----           113,667                            -----           -----
                              -------------- -----------------                  --------------- ---------------
Diluted EPS
      Income available to
      common shareholders +
      assumed conversions        $3,178,000        11,607,074         $.27          $4,191,000      11,500,000         $.36
                              ============== ================= ============     =============== =============== ============

                                     Six Months Ended June 30, 1998                   Six Months Ended June 30, 1999
                              ---------------------------------------------     --------------------------------------------
                                 Income           Shares        Per Share           Income           Shares       Per Share
                               (Numerator)    (Denominator)      Amount          (Numerator)     (Denominator)     Amount
                              -------------- ----------------- ------------     ---------------  ---------------  ----------
Basic EPS
      Income available to
      Common shareholders        $4,454,000        10,562,983         $.42          $6,186,000       11,500,000        $.54
                                                               ============                                       ==========
Effect of Dilutive Securities
      1998  Tandem Stock
Option Plan                           -----            57,148                            -----            -----
                              -------------- -----------------                  ---------------  ---------------
Diluted EPS
      Income available to
      common shareholders +
      assumed conversions        $4,454,000        10,620,131         $.42          $6,186,000       11,500,000        $.54
                              ============== ================= ============     ===============  ===============  ==========

Note 2.       Inventory

The inventory as of December 31, 1998 and June 30, 1999 consists of the following:

                                                                                              Carrying Value
                                                       Number of Homes                        (in thousands)
                                              ----------------------------------    ------------------------------------
                                               December 31,       June 30, 1999     December 31, 1998     June 30, 1999
                                                   1998
                                              ----------------    --------------    ------------------    --------------
Completed  ..................................             118                87              $ 23,224          $ 18,170
Under construction  .........................             829               981                98,692           124,995
Models  .....................................              74                83                15,401            19,964
Residential lots.............................               -                 -                47,930            60,050
                                              ----------------    --------------    ------------------    --------------
               Total                                    1,021             1,151             $ 185,247          $223,179
                                              ================    ==============    ==================    ==============

Note 3.       Capitalized Interest

A summary of interest capitalized in inventory is as follows (in thousands):

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                -------------------------------    --------------------------------
                                                    1998              1999             1998              1999
                                                --------------    -------------    --------------    --------------
Interest capitalized, beginning of period ......    $  5,383           $ 6,139          $  2,572           $ 5,516
Capitalized interest acquired in purchase of
      Westbrooke Communities, Inc...............         -                 -               2,597               -
Interest incurred ..............................       2,578             3,096             5,169             5,820
Less interest included in:
      Cost of sales ............................       2,105             3,009             3,657             4,707
      Other income (expense) ...................         314               412             1,139               815
                                                --------------    -------------    --------------    --------------
Interest capitalized, end of period ............       5,542           $ 5,814          $  5,542           $ 5,814
                                                ==============    =============    ==============    ==============

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

Results of Operations

The  following  tables set forth certain  operating  and financial  data for the
Company:

                                New Sales Contracts,
                                Net of Cancellations            Home Closings
                               ---------------------       -----------------------
                                    Three Months                Three Months
                                   Ended June 30,              Ended June 30,
                               -----------------------     ------------------------
                                     1998        1999            1998         1999
                                     ----        ----            ----         ----
Houston                               170         109             128          182
Austin                                123         116             101          129
Dallas/Ft. Worth                       58          17              40           36
Nashville                              14          10               6           21
Charlotte/
Greensboro                              -           4               -            -
Ft. Lauderdale/
Palm Beach/Miami                      233         271             208          123
                                      ---         ---             ---          ---

Total                                 598         527             483          491
                                      ===         ===             ===          ===

                                New Sales Contracts,                                          Homes in
                                Net of Cancellations            Home Closings               Sales Backlog
                               -----------------------     ------------------------    ------------------------
                                     Six Months                  Six Months                     As of
                                   Ended June 30,              Ended June 30,                 June 30,
                               -----------------------     ------------------------    ------------------------
                                     1998        1999          1998           1999            1998        1999
                                     ----        ----          ----           ----            ----        ----

Houston                               332         300           201            303             228         172
Austin                                266         324           187            247             164         261
Dallas/Ft. Worth                       96          85            74             71              64          71
Nashville                              20          36             6             36              14          22
Charlotte/
Greensboro                              -           5             -              -               -           5
Ft. Lauderdale/
Palm Beach/Miami                      438         431           346            248             459         498
                                      ---         ---           ---            ---             ---         ---

Total                               1,152       1,181           814            905             929       1,029
                                    =====       =====           ===            ===             ===       =====

                                                     As a Percentage of Revenue            As a Percentage of Revenue
                                                                 Three Months                         Six Months
                                                                Ended June 30,                      Ended June 30,
                                                     ------------------------------------- ----------------------------------
                                                           1998              1999              1998               1999
                                                           ----              ----              ----               ----

Cost of sales                                             83.8%             84.5%              83.7%             84.5%
Gross profit                                              16.2%             15.5%              16.3%             15.5%
Selling, general and administrative expenses              10.7%              9.9%              11.1%             10.4%
Income before income taxes                                 4.9%              5.0%              4.1%               4.3%
Income taxes (1)                                          37.6%             35.1%              37.5%             35.7%
Net income                                                 3.1%              3.2%              2.6%               2.8%

(1) As a percent of income before income taxes.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

Revenues for the three months ended June 30, 1999, increased by 26.5%, to $130.4 million, from $103.1 million for the comparable period of 1998. The number of homes closed by the Company increased by 1.7% to 491 homes in the three months ended June 30, 1999 from 483 homes in the same period of 1998. Revenue from land sales for the three months ended June 30, 1999 increased to $8.7 million from $.6 million for the comparable period of 1998.

The average selling price of homes closed in the three months ended June 30, 1999 was $247,885, an increase of 16.7% from the $212,362 average selling price in the comparable period of 1998.

New net sales contracts decreased 11.9%, to 527 homes for the three months ended June 30, 1999, from 598 homes for the three months ended June 30, 1998. The dollar amount of new net sales contracts decreased 10.2%, to $116.6 million.

The Company was operating in 69 subdivisions at June 30, 1999, compared to 58 subdivisions at June 30, 1998. At June 30, 1999, the Company's backlog of sales contracts was 1,027 homes, a 11% increase over comparable figures at June 30, 1998.

Cost of sales increased by 27.6%, to $110.2 million in the three months ended June 30, 1999, from $86.4 million in the comparable period of 1998. The increase was attributable to the increase in revenues. Cost of land sales for the three months ended June 30, 1999 increased to $7.5 million from $.4 million for the comparable period of 1998. As a percentage of revenues, cost of sales for the three months ended June 30, 1999 increased to 84.5% in 1999 from 83.8% in 1998.

Selling, general and administrative (SG&A) expense increased by 16.9%, to $12.9 million in the three months ended June 30, 1999, from $11.0 million in the comparable period of 1998. As a percentage of revenues, SG&A expense decreased slightly to 9.9% in 1999, from 10.7% in 1998. This increase was caused by the expansion into the new markets of Nashville, Tennessee and Charlotte and Greensboro, North Carolina as well as the expansion in the Company's Texas markets as indicated by the 11% increase in the backlog at the end of June 1999 versus June 1998.

Interest expense amounted to $412,000 in the three months ended June 30, 1999, compared to $314,000 in the comparable period of 1998. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended June 30, 1999 and 1998, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 35.1% for the three months ended June 30, 1999, compared to 37.6% for the three months ended June 30, 1998. The decrease is attributable to a state income tax benefit for Adler. The Company is included in the consolidated federal income tax return of PUSA. Under a tax allocation agreement with PUSA, the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay PUSA the sum which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the tax allocation agreement amounting to $2.3 million for the three months ended June 30, 1999 compared to $1.8 million for the three months ended June 30, 1998.

Net income increased by 31.9% to $4.2 million in the three months ended June 30, 1999, from $3.2 million in the comparable period of 1998. The increase was attributable to the increase in revenues.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

Revenues for the six months ended June 30, 1999, increased by 29.6%, to $223.2 million, from $172.3 million for the comparable period of 1998. The number of homes closed by the Company increased by 11.2% to 905 homes in the six months ended June 30, 1999 from 814 homes in the same period of 1998. Revenue from land sales for the six months ended June 30, 1999 increased to $9.2 million from $1.4 million for the comparable period of 1998.

The average selling price of homes closed in the six months ended June 30, 1999 was $236,456, an increase of 12.7% from the $209,891 average selling price in the comparable period of 1998.

New net sales contracts increased 2.5%, to 1,181 homes for the six months ended June 30, 1999, from 1,152 homes for the six months ended June 30, 1998. The dollar amount of new net sales contracts increased 10.8% to $274.3 million.

Cost of sales increased by 30.8%, to $188.6 million in the six months ended June 30, 1999, from $144.1 million in the comparable period of 1998. The increase was attributable to the increase in revenues. Cost of land sales for the six months ended June 30, 1999 increased to $8.0 million from $.9 million for the comparable period of 1998. As a percentage of revenues, cost of sales for the six months ended June 30, 1999 increased to 84.5% in 1999 from 83.7% in 1998.

Selling, general and administrative (SG&A) expense increased by 21.1%, to $23.2 million in the six months ended June 30, 1999, from $19.1 million in the comparable period of 1998. As a percentage of revenues, SG&A expense decreased slightly to 10.4% in 1999, from 11.1% in 1998. This increase was caused by the expansion into the new markets of Nashville, Tennessee and Charlotte and Greensboro, North Carolina as well as the expansion in the Company's Texas markets as indicated by the 11% increase in the backlog at the end of June 1999 versus June 1998.

Interest expense amounted to $815,000 in the six months ended June 30, 1999, compared to $1,139,000 in the comparable period of 1998. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the six months ended June 30, 1999 and 1998, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense decreased due to the decrease in the average number of completed homes held in inventory for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 35.7% for the six months ended June 30, 1999, compared to 37.5% for the six months ended June 30, 1998. The decrease is attributable to a state income tax benefit for Adler. The Company is included in the consolidated federal income tax return of PUSA. Under a tax allocation agreement with PUSA, the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay PUSA the sum which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the tax allocation agreement amounting to $3.5 million for the six months ended June 30, 1999 compared to $2.5 million for the six months ended June 30, 1998.

Net income increased by 38.9% to $6.2 million in the six months ended June 30, 1999, from $4.5 million in the comparable period of 1998. The increase was attributable to the increase in revenues.

Financial Condition, Liquidity and Capital Resources

At June 30, 1999, the Company had available cash and cash equivalents of $7.8 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at June 30, 1999, increased by $37.9 million from $185.2 at December 31, 1998, due to a general increase in business activity and the expansion of operations in the newer market areas. Because of the increased business activity and expansion of operations in the newer markets, the Company's ratio of construction loans payable to total capital assets increased to 61.6% at June 30, 1999, from 56.0% at December 31, 1998. The equity to total assets ratio decreased during the six months, to 33.5% at June 30, 1999, from 36.7% at December 31, 1998.

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions and through funds from earnings.

At June 30, 1999, the Company had unused lines of credit for construction loans totaling approximately $280.5 million of which $20.9 million is available to draw down.

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

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at June 30, 1999, the Company had no material commitments for capital expenditures.


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

Year 2000 Readiness Disclosure

The company has assessed and is continuing to assess its operating systems, computer software applications, computer equipment and other equipment with embedded electronic circuits ("Programs") that it currently used to identify whether they are year 2000 compliant and, if not, what steps are needed to bring them into compliance. The Company expects that the majority of all Programs, including computer information systems utilized in its homebuilding and residential lot development operations, will be year 2000 compliant by the end of the third quarter of calendar 1999. For those Programs that will not be compliant by them, the Company is reviewing the potential impact on the Company and the alternatives that are available to it if the Programs cannot be brought into compliance by December 31, 1999. The Company believes that the required changes to its Programs will be made on a timely basis without causing material operational issues or having a material impact on its results of operations or its financial position.

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


         The registrant filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEWMARK HOMES CORP.

August 3, 1999                       By:   /s/ Terry C. White
Date                                     --------------------------------------
                                         Terry C. White, Senior Vice President,
                                         Chief Financial Officer, Treasurer and
                                         Secretary