Form 10-Q
period 1999-09-30
NEWMARK HOMES CORP
filed 1999-11-12
CIK 1046578

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Title                                  Outstanding

Common Stock, par value $.01           11,500,000 shares as of November 9, 1999

                               NEWMARK HOMES CORP.
                                      INDEX

                                                                            Page

PART I.   Financial Information                                                3

ITEM 1.   Financial Statements                                                 3

  Condensed Consolidated Balance Sheet                                         3
  Condensed Consolidated Statement of Operations                               4
  Condensed Consolidated Statement of Stockholders' Equity                     6
  Condensed Consolidated Statement of Cash Flows                               7
  Notes to the Condensed Consolidated Financial Statements                     8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10

ITEM 3.  Changes in Information About Market Risk - None.                     15

PART II. Other Information                                                    15

ITEM 1.  Legal Proceedings - None.                                            15

ITEM 2.  Changes in Securities - None.                                        15

ITEM 3.  Defaults Upon Senior Securities - None                               15

ITEM 4.  Submission of Matters to a Vote of Security Holders - None.          16

ITEM 5.  Other Information - None                                             16

ITEM 6.  Exhibits and Reports on Form 8-K                                     16

         Exhibits                                                             16
         Exhibit 27 - Financial Data Schedule                                 16

         Reports on Form 8-K                                                  16


         Signatures                                                           16

Part I.  Financial Information

Item 1.  Financial Statements

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                ASSETS                                   September 30,        December 31,
                                                                             1999                 1998
                                                                        ----------------     ----------------
                                                                         (unaudited)
Cash ................................................................         $   6,021            $   5,794
Receivables..........................................................            10,387                6,967
Inventory............................................................           240,977              185,247
Investment in unconsolidated subsidiaries ...........................               713                  490
Other assets, net ...................................................            10,308                9,196
Goodwill, net of accumulated amortization of $6,245 and $5,173 in
     1999 and 1998, respectively ....................................            36,572               37,644
                                                                        ----------------     ----------------

                  Total assets                                                $ 304,978            $ 245,338
                                                                        ================     ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Construction loans payable ..........................................         $ 149,057            $ 106,839
Acquisition notes payable............................................             9,873               12,341
Other payables to affiliates ........................................               394                2,442
Accounts payable and accrued liabilities.............................            26,866               22,935
Other liabilities ...................................................            17,160               10,669
                                                                        ----------------     ----------------
                  Total liabilities..................................           203,350              155,226
                                                                        ----------------     ----------------

Stockholders' equity:
     Common stock -- $.01 par value; 30,000,000 shares authorized,
             11,500,000 shares issued and outstanding ...............               115                  115
     Additional paid-in capital......................................            73,768               73,768
     Retained earnings...............................................            27,745               16,229
                                                                        ----------------     ----------------
                  Total stockholders' equity.........................           101,628               90,112
                                                                        ----------------     ----------------

                  Total liabilities and stockholders' equity.........         $ 304,978            $ 245,338
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


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                                                     Three Months
                                                                                 Ended September 30,
                                                                                 -------------------
                                                                               1999                  1998
                                                                               ----                  ----
Revenues.............................................................       $ 126,745           $  112,907
Cost of sales  ......................................................         103,951               93,900
                                                                          ----------------    ---------------

Gross profit.........................................................          22,794               19,007
Equity in earnings from unconsolidated subsidiaries  ................             195                  262
Selling, general and administrative expenses.........................         (13,574)             (12,055)
Depreciation and amortization........................................          (1,010)              (1,163)
                                                                          ----------------    ---------------
     Operating income ...............................................           8,405                6,051
Other income (expense):
     Interest expense ...............................................            (466)                (419)
     Other income, net ..............................................             315                  510
                                                                          ----------------    ---------------

          Income before income taxes ................................           8,254                6,142
Income taxes ........................................................           2,924                2,301
                                                                          ----------------    ---------------

          Net income                                                         $  5,330            $   3,841
                                                                          ================    ===============

Earnings per common share:

     Basic                                                                      $ .46               $ .33
                                                                          ================    ===============
     Diluted                                                                    $ .46               $ .33
                                                                          ================    ===============
Weighted average number of shares of common stock equivalents outstanding:

     Basic                                                                   11,500,000          11,500,000
                                                                          ================    ===============
     Diluted                                                                 11,500,000          11,613,667
                                                                          ================    ===============

                     See accompanying notes to the condensed
                       consolidated financial statements.


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                                                      Nine Months
                                                                                  Ended September 30,
                                                                                  -------------------
                                                                                1999               1998
                                                                                ----               ----
Revenues.............................................................        $ 349,957           $ 285,160
Cost of sales  ......................................................          292,518             238,022
                                                                           --------------      --------------

Gross profit.........................................................           57,439              47,138
Equity in earnings from unconsolidated subsidiaries  ................              516                 602
Selling, general and administrative expenses.........................          (36,761)            (31,199)
Depreciation and amortization........................................           (2,780)             (2,673)
                                                                           --------------      --------------
     Operating income ...............................................           18,414              13,868
Other income (expense):
     Interest expense ...............................................           (1,281)             (1,558)
     Other income, net ..............................................              742                 962
                                                                           --------------      --------------

          Income before income taxes ................................           17,875              13,272
Income taxes ........................................................            6,359               4,977
                                                                           --------------      --------------

          Net income                                                         $  11,516           $   8,295
                                                                           ==============      ==============

Earnings per common share:

       Basic                                                                  $  1.00               $ .76
                                                                           ==============      ==============
       Diluted                                                                $  1.00               $ .76
                                                                           ==============      ==============
Weighted average number of shares of common stock equivalents outstanding:

       Basic                                                                 11,500,000          10,878,755
                                                                           ==============      ==============
       Diluted                                                               11,500,000          10,954,949
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


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (unaudited)


                                                                   Additional
                                                    Common           Paid-In        Retained
                                                      Stock          Capital        Earnings         Total
                                                    -----------    ------------    ------------    -----------
Balance, December 31, 1998.........................    $ 115        $ 73,768        $ 16,229       $ 90,112
Net income.........................................       -               -           11,516         11,516
                                                    -----------    ------------    ------------    -----------
Balance, September 30, 1999........................    $ 115        $ 73,768        $ 27,745       $101,628
                                                    ===========    ============    ============    ===========




Balance, December 31, 1997 ........................     $ 92        $ 52,165         $ 3,434       $ 55,691
Initial public offering of common stock, net
of issuance of costs of $2,554,000, March 13, 1998.       20          18,426               -         18,446

Issuance of common stock due to the exercise of
underwriters over-allotment option, net of issuance
costs of $271,000, April 3, 1998...................        3           2,876               -          2,879

Capital contribution...............................                      301               -            301
Net income.........................................        -               -           8,295          8,295
                                                    -----------    ------------    ------------    -----------
Balance, September 30, 1998........................    $ 115        $ 73,768        $ 11,729       $ 85,612
                                                    ===========    ============    ============    ===========

                     See accompanying notes to the condensed
                       consolidated financial statements.



                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                                                     Nine Months
                                                                                 Ended September 30,
                                                                                 -------------------
                                                                              1999                1998
                                                                          --------------     ----------------
Cash flows from operating activities:
   Net income.......................................................      $  11,516          $    8,295
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization..................................          2,780               2,673
     Net (gain) loss on sale of property, premises and equipment....            (35)                 25
     Equity in earnings from unconsolidated subsidiaries............           (516)               (602)
     Changes in operating assets and liabilities, net  of effects from purchase of Westbrooke Communities, Inc.:
         Inventory and land held for development, net...............        (55,211)            (43,778)
         Receivables................................................         (3,420)             (4,128)
         Other assets ..............................................         (1,592)              1,666
         Payable to affiliates......................................         (2,048)               (710)
         Accounts payable and accrued liabilities...................          3,932               1,547
         Other liabilities..........................................          6,490               7,710
                                                                          --------------     ----------------
         Net cash used in operating activities  ....................        (38,104)            (27,302)
                                                                          --------------     ----------------

Cash flows from investing activities:
   Purchases of property, premises and equipment ...................         (1,841)             (1,544)
   Proceeds from sales of property, premises and equipment..........            129                 ---
   Increase in goodwill ............................................            ---                (444)
   Cash acquired in purchase of Westbooke Communities, Inc..........            ---               3,618
   Investment in unconsolidated subsidiaries                                   (348)                ---
   Distributions from unconsolidated subsidiaries ..................            641                 668
                                                                          --------------     ----------------
         Net cash provided by (used in) investing activities .......         (1,419)              2,298
                                                                          --------------     ----------------

Cash flows from financing activities:
   Net proceeds from initial public offering of common stock........            ---              18,446
   Net proceeds from Underwriters over-allotment option.............            ---               2,879
   Capital contributions received ..................................            ---                 301
   Proceeds from advances on construction loans payable ............        263,707             207,685
   Principal payments on construction loans payable.................       (221,489)           (188,536)
   Principal payments on acquisition notes payable..................         (2,468)            (13,381)
                                                                          --------------     ----------------
         Net cash provided by financing activities..................         39,750              27,394
                                                                          --------------     ----------------

Increase  in cash ..................................................            227               2,390
Cash, beginning of period ..........................................          5,794                 746
                                                                          --------------     ----------------
Cash, end of period ................................................      $   6,021          $    3,136
                                                                          ==============     ================

Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest ......................................................      $   9,494          $   6,876
                                                                          ==============     ================
     Income taxes ..................................................      $   8,481          $   6,391
                                                                          ==============     ================


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

The Company's primary subsidiaries are as follows:

                   Subsidiary                                         Nature of Business
Newmark Home Corporation (Newmark) .........       Single-family    residential   homebuilding   in   Texas,
                                                   Tennessee and North Carolina -formed in 1983.
Westbrooke Communities, Inc. (Westbrooke)          Single-family   residential   homebuilding   in   Florida
                                                   -formed in 1976.
The Adler Companies, Inc. (Adler) ..........       Single-family   residential   homebuilding   in   Florida
                                                   -formed in 1990.
Pacific United Development Corporation             Residential   lot  development  in  Texas  and  Tennessee
 .....(PUDC)                                        -formed in 1993.

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

The following tables reconcile the computation of basic and diluted EPS for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998.


                                   Three Months Ended September 30, 1999             Three Months Ended September 30, 1998
                                ---------------------------------------------     ---------------------------------------------

                                 Income           Shares         Per Share          Income          Shares        Per Share
                               (Numerator)    (Denominator)       Amount         (Numerator)    (Denominator)       Amount
                              -------------- ----------------- --------------   --------------- --------------- ---------------
Basic EPS
      Income available to
      common shareholders        $5,330,000        11,500,000           $.46          $3,84100      11,500,000            $.33
                                                               ==============                                   ===============

Effect of Dilutive Securities
      1998  Tandem Stock
      Option Plan                     -----             -----                            -----         113,667
                              -------------- -----------------                  --------------- ---------------

Diluted EPS
      Income available to
      common shareholders +
      assumed conversions        $5,330,000        11,500,000           $.46        $3,841,000      11,613,667            $.33
                              ============== ================= ==============   =============== =============== ===============


                                   Nine Months Ended September 30, 1999              Nine Months Ended September 30, 1998
                              -----------------------------------------------   -----------------------------------------------

                                 Income           Shares         Per Share          Income           Shares        Per Share
                               (Numerator)    (Denominator)       Amount         (Numerator)     (Denominator)       Amount
                              -------------- ----------------- --------------   ---------------  ---------------  -------------
Basic EPS
      Income available to
      Common shareholders       $11,516,000        11,500,000          $1.00        $8,295,000       10,878,755           $.76
                                                               ==============                                     =============

Effect of Dilutive Securities
      1998  Tandem Stock
      Option Plan                     -----             -----                            -----           76,194
                              -------------- -----------------                  ---------------  ---------------

Diluted EPS
      Income available to
      common shareholders +
      assumed conversions       $11,516,000        11,500,000          $1.00        $8,295,000       10,954,949           $.76
                              ============== ================= ==============   ===============  ===============  =============

Note 2.       Inventory

The inventory as of September 30, 1999 and December 31, 1998 consists of the following:

                                                                                               Carrying value
                                                     Number of homes                           (in thousands)
                                          --------------------------------------    --------------------------------------
                                           September 30,         December 31,        September 30,         December 31,
                                                1999                 1998                1999                  1998
                                          -----------------    -----------------    ----------------     -----------------
Completed  ...............................             129                  118          $   27,603             $  23,224
Under construction  ......................           1,181                  829             135,971                98,692
Models  ..................................              85                   74              19,146                15,401
Residential lots..........................             ---                  ---              58,257                47,930
                                          -----------------    -----------------    ----------------     -----------------
               Total                                 1,395                1,021          $  240,977             $ 185,247
                                          =================    =================    ================     =================

Note 3.       Capitalized Interest

A summary of interest capitalized in inventory is as follows (in thousands):

                                                      Three Months Ended                   Nine Months Ended
                                                        September 30,                        September 30,
                                                -------------------------------    ----------------------------------
                                                    1999              1998             1999               1998
                                                --------------    -------------    --------------    ----------------
Interest capitalized, beginning of period .....      $  5,814         $  5,542          $  5,516            $  2,572
Capitalized interest acquired in purchase of
      Westbrooke Communities, Inc..............           ---                -               ---               2,597
Interest incurred .............................         3,197            2,690             9,017               7,859
Less interest included in:
      Cost of sales ...........................         2,544            2,412             7,251               6,069
      Other income (expense) ..................           466              419             1,281               1,558
                                                --------------    -------------    --------------    ----------------
Interest capitalized, end of period ...........        $6,001         $  5,401          $  6,001            $  5,401
                                                ==============    =============    ==============    ================

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

Results of Operations

The  following  tables set forth certain  operating  and financial  data for the
Company:

                               New Sales Contracts,
                               Net of Cancellations             Home Closings
                              ------------------------
                                                           ------------------------
                                   Three Months                 Three Months
                                Ended September 30,          Ended September 30,
                              ------------------------     ------------------------
                                     1999        1998            1999         1998
                                     ----        ----            ----         ----
Houston                               149         124             170          148
Austin                                131         119             131          110
Dallas/Ft. Worth                       27          47              48           42
Nashville                              27          20              27            8
Charlotte/
Greensboro                              2           -               5            -
Ft. Lauderdale/
Palm Beach/Miami                      223         180             120          200
                                      ---         ---             ---          ---
Total                                 559         490             501          508
                                      ===         ===             ===          ===

                               New Sales Contracts,                                             Homes in
                               Net of Cancellations             Home Closings                Sales Backlog
                             -------------------------     ------------------------    ---------------------------
                                   Nine Months                   Nine Months                     As of
                               Ended September 30,           Ended September 30,             September 30,
                             -------------------------     ------------------------    ---------------------------
                                   1999          1998             1999        1998             1999          1998
                                   ----          ----             ----        ----             ----          ----
Houston                             449           456              473         349              151           204
Austin                              455           385              378         297              261           173
Dallas/Ft. Worth                    112           143              119         116               50            69
Nashville                            63            40               63          14               22            26
Charlotte/
Greensboro                            7             -                5           -                2             -
Ft. Lauderdale/
Palm Beach/Miami                    654           618              368         546              601           439
                                    ---           ---              ---         ---              ---           ---
Total                             1,740         1,642            1,406       1,322            1,087           911
                                  =====         =====            =====       =====            =====           ===


                                                     As a Percentage of Revenue            As a Percentage of Revenue
                                                                 Three Months                         Nine Months
                                                             Ended September 30,                  Ended September 30,
                                                     ------------------------------------- ----------------------------------
                                                           1999              1998              1999              1998
                                                           ----              ----              ----              ----
Cost of sales                                             82.0%             83.2%             83.6%              83.5%
Gross profit                                              18.0%             16.8%             16.4%              16.5%
Selling, general and administrative expenses              10.7%             10.7%             10.5%              10.9%
Income before income taxes                                 6.5%              5.4%              5.1%               4.7%
Income taxes (1)                                          35.4%             37.5%             35.6%              37.5%
Net income                                                 4.2%              3.4%              3.3%               2.9%

(1) As a percent of income before income taxes.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

Revenues for the three months ended September 30, 1999 increased by 12.3% to $126.7 million from $112.9 million for the comparable period of 1998 due to an increase in the average selling prices due to increased level of closings in the Company's higher priced markets. However, the total number of homes closed by the Company decreased by 1.3% to 501 homes in the three months ended September 30, 1999 from 508 homes in the same period of 1998. The Company's average selling price of homes closed in the three months ended September 30, 1999 was $247,209, an increase of 11.5% from the $221,797 average selling price in the comparable period of 1998. Revenue from land sales for the three months ended September 30, 1999 increased to $2.9 million from $.2 million for the comparable period of 1998.

New net sales contracts increased 14.1% to 559 homes for the three months ended September 30, 1999 from 490 homes for the three months ended September 30, 1998. The dollar amount of new net sales contracts increased 23.1% to $133.2 million.

The Company was operating in 73 subdivisions at September 30, 1999 compared to 60 subdivisions at September 30, 1998. At September 30, 1999, the Company's backlog of sales contracts was 1,087 homes, a 19.3% increase over comparable figures at September 30, 1998.

Cost of sales increased by 10.7% to $103.9 million in the three months ended September 30, 1999 from $93.9 million in the comparable period of 1998 primarily due to increased revenues from home closings. Cost of land sales for the three months ended September 30, 1999 increased to $2.2 million from $.1 million for the comparable period of 1998. As a percentage of revenues, cost of sales for the three months ended September 30, 1999 decreased to 82.0% in 1999 from 83.2% in 1998 due to strong gains in the level of closings in the Company's most profitable markets.

Selling, general and administrative (SG&A) expense increased by 12.6% to $13.6 million in the three months ended September 30, 1999, from $12.1 million in the comparable period of 1998. As a percentage of revenues, SG&A expense remained consistent at 10.7% in 1999 and 1998. The increase was caused by the expansion into the new markets of Nashville, Tennessee and Charlotte and Greensboro, North Carolina as well as the expansion in the Company's Texas markets as indicated by the 19.3% increase in the backlog at the end of September 1999 versus September 1998.

Interest expense amounted to $.5 million in the three months ended September 30, 1999 compared to $.4 million in the comparable period of 1998. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended September 30, 1999 and 1998, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 35.4% for the three months ended September 30, 1999 compared to 37.5% for the three months ended September 30, 1998. The decrease is attributable to a state income tax benefit for Adler. Under a tax allocation agreement with PUSA, the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay PUSA the sum which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the tax allocation agreement amounting to $2.9 million for the three months ended September 30, 1999 compared to $2.2 million for the three months ended September 30, 1998.

Net income increased by 38.8% to $5.3 million in the three months ended September 30, 1999, from $3.8 million in the comparable period of 1998. The increase is primarily attributable to the strong gains in revenues and increased gross profits in the Company's most profitable markets.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

Revenues for the nine months ended September 30, 1999 increased by 22.7% to $350.0 million from $285.2 million for the comparable period of 1998 due to an increase in the average selling prices due to increased level of closings in the Company's higher priced markets. The number of homes closed by the Company increased by 6.4% to 1,406 homes in the nine months ended September 30, 1999 from 1,322 homes in the same period of 1998. The Company's average selling price of homes closed in the nine months ended September 30, 1999 was $240,288, an increase of 12.0% from the $214,466 average selling price in the comparable period of 1998. Revenue from land sales for the nine months ended September 30, 1999 increased to $12.1 million from $2.9 million for the comparable period of 1998.

New net sales contracts increased 6.0% to 1,740 homes for the nine months ended September 30, 1999 from 1,642 homes for the nine months ended September 30, 1998. The dollar amount of new net sales contracts increased 14.8% to $406.9 million.

Cost of sales increased by 22.9% to $292.5 million in the nine months ended September 30, 1999 from $238 million in the comparable period of 1998 primarily due to increased revenues from home closings. Cost of land sales for the nine months ended September 30, 1999 increased to $10.2 million from $1.6 million for the comparable period of 1998. As a percentage of revenues, cost of sales for the nine months ended September 30, 1999 increased to 83.6% in 1999 from 83.5% in 1998 due to strong gains in the level of closings in the Company's most profitable markets.

Selling, general and administrative (SG&A) expense increased by 17.8% to $36.8 million in the nine months ended September 30, 1999 from $31.2 million in the comparable period of 1998. As a percentage of revenues, SG&A expense decreased slightly to 10.5% in 1999 from 10.9% in 1998. This increase was caused by the expansion into the new markets of Nashville, Tennessee and Charlotte and Greensboro, North Carolina as well as the expansion in the Company's Texas markets as indicated by the 19.3% increase in the backlog at the end of September 1999 versus September 1998.

Interest expense amounted to $1.3 million in the nine months ended September 30, 1999 compared to $1.6 million in the comparable period of 1998. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the nine months ended September 30, 1999 and 1998, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense decreased due to the decrease in the average number of completed homes held in inventory for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 35.6% for the nine months ended September 30, 1999, compared to 37.5% for the nine months ended September 30, 1998. The decrease is attributable to a state income tax benefit for Adler. Under a tax allocation agreement with PUSA, the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay PUSA the sum which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the tax allocation agreement amounting to $6.4 million for the nine months ended September 30, 1999 compared to $4.7 million for the nine months ended September 30, 1998.

Net income increased by 38.9% to $11.5 million in the nine months ended September 30, 1999 from $8.3 million in the comparable period of 1998. The increase is primarily attributable to the strong gains in revenues and increased gross profits in the Company's most profitable markets.

Financial Condition, Liquidity and Capital Resources

At September 30, 1999, the Company had available cash and cash equivalents of $6.0 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at September 30, 1999 increased by $55.8 million from $185.2 at December 31, 1998 due to a general increase in business activity and the expansion of operations in the newer market areas. Because of the increased business activity and expansion of operations in the newer markets, the Company's ratio of construction loans payable to total capital assets increased to 60.4% at September 30, 1999 from 56.0% at December 31, 1998. The equity to total assets ratio decreased during the nine months to 33.3% at September 30, 1999 from 36.7% at December 31, 1998.

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions and through funds from earnings.

At September 30, 1999, the Company had unused lines of credit for construction loans totaling approximately $243.9 million of which $25.2 million is available to draw down.

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

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at September 30, 1999, the Company had no material commitments for capital expenditures.


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

Year 2000 Readiness Disclosure

The company has assessed and is continuing to assess its operating systems, computer software applications, computer equipment and other equipment with embedded electronic circuits ("Programs") that it currently used to identify whether they are year 2000 compliant and, if not, what steps are needed to bring them into compliance. The Company expects that the majority of all Programs, including computer information systems utilized in its homebuilding and residential lot development operations, will be year 2000 compliant by December 31, 1999. For those Programs that will not be compliant by them, the Company is reviewing the potential impact on the Company and the alternatives that are available to it if the Programs cannot be brought into compliance by December 31, 1999. The Company believes that the required changes to its Programs will be made on a timely basis without causing material operational issues or having a material impact on its results of operations or its financial position.

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




Item 3.  Changes in Information About Market Risk

 .........No disclosure required.

Part II.  Other Information

Item 1.  Legal Proceedings

 .........No disclosure required.

Item 2.  Changes in Securities

 .........No disclosure required.



Item 3.  Defaults Upon Senior Securities

 .........No disclosure required.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on August 4, 1999. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934 to elect directors of the Company for the ensuing year.

Proxies and shareholders present representing 11,021,000 shares of stock eligible to vote at the meeting, or 95.8 percent of the outstanding shares, were voted in connection with the election of directors. The following is a separate tabulation with respect to the vote for each nominee:

             Name                          Total Votes For            Total Votes Withheld
            ------                        -----------------          -----------------------
       Michael K. McCraw                      11,021,000                        0
       Larry D. Horner                        11,021,000                        0
       Bill C. Bradley                        11,021,000                        0
       William A. Hasler                      11,021,000                        0
       Jon P. Newton                          11,021,000                        0
       Lonnie M. Fedrick                      11,021,000                        0
       James M. Carr                          11,021,000                        0


Item 5.  Other Information

 .........No disclosure required.

Item 6.  Exhibits and Reports on Form 8-K

1.    Exhibit 27 - Financial Data Schedule.

2........Reports on Form 8-K.

        Report on Form 8-K dated as of August 12, 1999 pertaining to the Registrant being advised that its majority owner, Pacific Realty Group, Inc. ("PRG"), has entered into discussions with a foreign company for a transaction involving all or a portion of the Registrant's common stock. PRG currently owns 80% of the Registrant's common stock.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NEWMARK HOMES CORP.

November 9, 1999                     By:    /s/ Terry C. White
Date                                     _______________________________________
                                         Terry C. White, Senior Vice President,
                                         Chief Financial Officer, Treasurer and
                                         Secretary