Form 10-K405
period 1999-12-31
NEWMARK HOMES CORP
filed 2000-03-28
CIK 1046578

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-23677

                               NEWMARK HOMES CORP.
             (Exact name of registrant as specified in its charter)



                 Nevada                               76-0460831
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

        1200 Soldiers Field Drive                Sugar Land, TX  77479
(Address of principal executive offices)              (Zip Code)


                                  281-243-0100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class

                          Common Stock, par value $.01

                             NASDAQ National Market

                   (name of each exchange on which registered)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of February 29, 2000 Registrant had outstanding 11,500,000 shares of common stock. Of the total shares outstanding, 2,269,500 shares of common stock were held by non-affiliates of the Registrant, having an aggregate market value on that date of $13,191,469 (based on the closing sales price on the NASDAQ National Market).

Documents incorporated by reference:

Related Section                                                 Documents
---------------      ----------------------------------------------------------------------------------------------
III                  Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 29, 2000.

                                     PART I


ITEM 1. BUSINESS

GENERAL

         Newmark Homes Corp. (the "Company"), a Nevada corporation, is the holding company whose subsidiaries operate in the home building industry under the names Newmark Home Corporation ("Newmark"), Westbrooke Communities, Inc. and affiliated entities (collectively, "Westbrooke") and The Adler Companies, Inc. ("Adler"). The Company also owns a lot development company, Pacific United Development Corp. Through its operating subsidiaries, the Company designs, builds and sells single-family detached homes in ten major markets within the Southwest and Southeast United States, including Houston, Austin, Dallas/Fort Worth and San Antonio, Texas; Ft. Lauderdale, Palm Beach and Miami, Florida ("South Florida"); Nashville, Tennessee; and Charlotte and Greensboro/ Winston-Salem, North Carolina. Each of these markets has experienced population and job growth above the national average over the last several years. The Company operated in 77 subdivisions in these metropolitan areas and had 1,038 homes under construction at December 31, 1999. In addition, the Company is actively engaged in residential land acquisition and lot development and as of December 31, 1999, owned or had under option contracts 3,929 lots available for future growth.

         In Texas, Tennessee and North Carolina, Newmark offers high-quality homes, designed principally for the "move-up" and relocation market segments, under the Newmark(R) trademark. Typically, Newmark(R) homes range in size from 1700 square feet to over 4500 square feet and range in price from $140,000 to $400,000, with an average sales price of $240,000 for homes closed during 1999. Newmark also offers custom homes under the Fedrick, Harris Estate Homes name that range in size from 3500 square feet to over 7000 square feet and range in price from $300,000 to over $1.0 million, with an average sales price of $419,000 for homes closed during 1999. Revenues generated from sales of Fedrick, Harris Estate Homes were 16%, 14% and 17% of total homebuilding revenues of the Company for 1999, 1998 and 1997, respectively. On January 12, 2000, Newmark announced that it had established a new division - Marksman Homes ("Marksman") to maximize home sales in its more mature markets. Marksman's first models are being constructed in Houston and are designed to appeal to first-time buyers and married couples without children living at home ("empty nesters"). The units are priced from $130,000 to $160,000.

         In the South Florida market, Westbrooke and Adler offer high-quality homes designed primarily to appeal to homebuyers desiring to buy more expensive residences ("move-up" homebuyers). These homes range in size from approximately 1300 square feet to over 3500 square feet and are priced from $121,000 to $341,000, with an average sales price of $186,000 for homes closed in 1999.

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

         The Company's predecessor was founded in Houston, Texas in 1983, and was acquired by Pacific Realty Group, Inc. ("Pacific) in October 1993. Pacific's interest in the predecessor was transferred to the Company in December 1994 when the Company was formed. Westbrooke was acquired by the Company in January 1998 and has operated in the Miami, Florida area since 1976. Westbrooke's operations were consolidated in 1998 with Adler, a company founded in Miami, Florida in 1990 and acquired by the Company in March 1995.

         The Company's initial public offering of its common stock was completed in March 1998. On December 15, 1999, Technical Olympic USA, Inc. ("TOUSA") purchased 9,200,000 shares of the Company's common stock from Pacific, such stock representing 80% of the outstanding common stock of the Company. TOUSA, a Delaware corporation, is a wholly-owned subsidiary of Technical Olympic (UK) PLC, an English company, which is a wholly-owned subsidiary of Technical Olympic S.A., a Greek company.

         Newmark and Westbrooke have achieved consistent profitability due to both innovative and disciplined approaches to home construction, land acquisition and development as well as lot purchases. The Company believes that the tenure and experience of its officers and key employees and its disciplined approach to business have been key factors to the Company's success. There has been virtually no turnover among officers and key employees since the inception of both Newmark and Westbrooke.

         The Company's corporate offices are located in Houston. The Company's divisions in Houston, Austin, Dallas/Ft. Worth, San Antonio, Nashville, Charlotte and Greensboro/Winston-Salem are managed from the Houston location. The Company's South Florida operations are primarily the responsibility of Westbrooke management with support from, and oversight of, the Company's corporate office.


STRATEGY

         The Company's objective is to provide its customers with homes that offer both quality and value, while seeking to maximize its return on invested capital. Management believes that a balanced and disciplined approach to home construction, land purchases and marketing is essential to the Company's anticipated growth. To achieve this objective, the Company has developed a strategy that focuses on the following elements:

         GROWTH MARKETS. The Company's primary markets have each experienced population and job growth in excess of the national average over the past several years. The Company believes that significant growth opportunities remain in most of these markets. The Company also continues to evaluate new markets that have significant "move-up" and relocation segments that would satisfy the Company's profitability, investment return and other criteria. While the Company anticipates entering new markets primarily through start-up operations, it will also consider the acquisition of homebuilding companies that have complementary management styles as exemplified by the Company's acquisition of Westbrooke. Entry into new markets is preceded by extensive due diligence and research conducted by both management and third-party resources.

         SOPHISTICATED MARKETING. The Company employs sophisticated and comprehensive marketing programs to attract potential homebuyers. This marketing program includes extensive telemarketing, an Internet web site, a virtual reality CD-ROM home tour, and an interactive software program. The Company retains a national marketing consultant to develop its overall advertising strategy. The Company executes its overall marketing strategy through advertising campaigns tailored to local markets. Local marketing campaigns include coordination of realtor promotions, subdivision grand openings, showcase presentations for custom homes, the Company's newsletters, realtors' newsletters, product bulletins, billboards, local newspaper advertisements and other direct sales activities. The Company's web site, featuring a database of available inventory, allows a prospective homebuyer to locate a home and view different floor plans, locate the various subdivisions available in each market, and learn about neighborhood schools, subdivision amenities and shopping as well as the Company's construction process. The homebuyer can also download a virtual reality tour to a personal computer and "tour" completely furnished homes. The South Florida operation also utilizes an interactive software program known as "Design Wizard" which enables a homebuyer to customize a home that meets their needs and lifestyles. While sitting at a computer monitor located in a sales center, the buyer responds to a series of general lifestyle and financial questions. Based on the buyer's responses, the interactive software program then shows the buyer variations of a basic floor plan as well as the cost of the proposed changes.

         MARKET FOCUS. In markets with a significant number of relocation buyers, such as Texas, Tennessee and North Carolina, the Company aggressively competes with resales of existing homes, primarily by making available to potential buyers completed or nearly completed homes. In these relocation markets, the Company believes that maintaining an inventory of completed or nearly completed homes provides distinct competitive advantages by (i) allowing home buyers to physically inspect their future home, in many instances easing their decision to buy, (ii) providing homes which can be moved into in or close to the same time frame as purchases of previously owned homes and (iii) allowing homebuyers to avoid the significant time and monetary costs typically associated with updating previously owned homes. Since 1993, 80% of the Company's homes were sold prior to completion of the home. In the South Florida market, the Company primarily focuses on "move-up" homebuyers, and to a lesser extent, first-time homebuyers. In this market, substantially all homes are sold prior to commencing construction.

         MANAGEMENT TRAINING. The Company aggressively recruits and hires new management trainees, typically with some construction experience, following graduation from college and trains these new hires for increasing levels of responsibility within the Company. Through continuous "on the job" experience and classroom training, these associates become knowledgeable, experienced candidates for middle management positions. The Company believes that one of its strengths is its depth of middle management. This depth facilitates the Company's growth strategy as more experienced management relocates to new markets to conduct start-up operations while top performing middle managers are promoted to increasing levels of responsibility for continuing expansion of existing markets. The Company also actively seeks and employs qualified candidates for sales and marketing positions and provides extensive training designed to improve marketing skills and educate sales associates with respect to the uniqueness of the Company's homes that allows them to emphasize product differentiation in the sales process.

         DECENTRALIZED OPERATIONS WITH EXPERIENCED MANAGEMENT. The Company believes that the in-depth knowledge of its experienced management in local markets enables the Company to better serve its customers. The Company is organized into operating divisions, each relating to a local market area. Local management of each operating division is responsible for preliminary site selection and negotiation of option contracts in accordance with Company policies. Additionally, each operating division plans its homebuilding schedule, selects the building plans and architectural scheme for its subdivisions, obtains all building approvals, and develops a marketing plan for its homes. With the exception of the South Florida operation, the Company's corporate office retains responsibility for purchasing, accounting/consolidation, and certain other management and administrative matters, including ultimate approval of all lot contracts, final product selection, securing all financing and marketing plan approval. With respect to the South Florida operation, management of Westbrooke makes the majority of the decisions related to the responsibilities described above with support from, and oversight of, the Company's corporate office.

         CENTRALIZED PURCHASING. The Company utilizes centralized purchasing to leverage its purchasing power into volume discounts, a practice that reduces costs, ensures timely deliveries and reduces the risk of supply shortages due to allocations of materials. The Company has negotiated favorable price arrangements with high quality national and regional suppliers such as General Electric, Rheem Manufacturing, Dupont Corian, Owens Corning, Dow Chemical, Royal Baths, Kwikset and Sherwin-Williams for appliances, heating and air conditioning, counter tops, bathroom fixtures, roofing and insulation products, floor coverings, and other housing components. Major materials, such as lumber, sheetrock, concrete and brick, are also centrally purchased to obtain volume discounts. There are no minimum purchase requirements for these arrangements.

         COST MANAGEMENT. The Company controls construction costs through the efficient design of its homes and by obtaining favorable pricing, where possible, from subcontractors based on the high volume of work performed for the Company. The Company controls its warranty costs through quality control that ensures that the home has been totally finished prior to the buyer moving in, thus enhancing customer satisfaction. The Company controls its advertising expenses through sophisticated budgeting of expenses with extensive review of all expenditures. Some of the Company's major suppliers and contractors also contribute advertising dollars for special promotions of houses and products. These campaigns feature the key suppliers' products and enhance the image of the Company's homes through brand recognition. In addition, the Company seeks to control its corporate overhead costs through efficiencies achieved through its highly automated and integrated systems.

         STRATEGY TO LIMIT REAL ESTATE EXPOSURE. The Company seeks to maximize its return on invested capital and limit its exposure to changes in land valuation by obtaining options to purchase lots whenever feasible. The Company will also directly acquire, where appropriate, quality residential properties that are in high demand for use in its homebuilding operations and for sale to third-party builders. The Company's executive management establishes targeted levels of lot options and land for development based on its strategic plan for the overall growth of the Company. The Company targets properties for acquisition that are both suitable for its homebuilding product and in locations that are anticipated to maintain the homebuyers' property values. The Company believes this strategy improves inventory turnover and enables the Company to develop and dispose of the developed lots typically within two to three years. The Company does not acquire land that is not suitable for lot development and residential construction and does not speculate on land values by acquiring and holding land for resale or for future development.

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


MARKETS

         The Company conducts homebuilding activities in ten markets within four states, including Houston, Austin, Dallas/Fort Worth and San Antonio, Texas; Ft. Lauderdale, Palm Beach and Miami, Florida; Nashville, Tennessee; and Charlotte and Greensboro/Winston-Salem, North Carolina. The Company's operations in each of its markets differ based on a number of market specific factors.

         The following table presents selected lot inventory and homebuilding data for the Company's current markets:

                                                                                     HOMEBUILDING REVENUES/
                                                   LOT INVENTORY                          HOMES CLOSED
                                          ---------------------------------------------------------------------------
                                                    DECEMBER 31,                    YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------------
MARKET                       COMMENCED      1999       1998        1997        1999        1998           1997
------                       ---------      ----       ----        ----        ----        ----           ----
                                                                                 (Dollars in thousands/units)
Houston ...................... 1983          800        632         632     $171,066     $126,138     $  85,690
                                                                                 631          482           361
Austin ....................... 1984          571        697         363     $115,724      $82,970     $  66,405
                                                                                 511          386           317
Dallas/Fort Worth ............ 1995          208        292         396      $45,794      $38,078     $  30,119
                                                                                 171          159           138
San Antonio .................. 1998          145        141          --           --           --            --

Ft. Lauderdale, Palm ......... 1976        1,864        760         368     $108,100     $144,780     $  30,863
     Beach, Miami ............                                                   581          814           156

Nashville .................... 1997          264        276         261       33,444       12,116            --
                                                                                  86           33            --

Charlotte .................... 1998           42         16          --          940           --            --
                                                                                   3           --            --
Greensboro/ Winston Salem .... 1998           35         34          --        2,038           --            --
                                                                                  6           --            --
                                         -------     ------       -----     --------     --------     --------
Total Lots/Revenue ...........             3,929(1)   2,848(1)    2,020(1)  $477,106(2)  $404,082(2)  $213,077(2)
                                         =======     ======       =====     ========     ========     ========
Total Units Closed ...........                                                 1,989        1,874           972
                                                                            ========     ========     ========

-----------

(1) Includes 2,559, 1,880 and 1,267 lots under option contracts as of December 31, 1999, 1998 and 1997, respectively.

(2) Does not include revenues from land sales of $14.6 million, $2.3 million and $2.3 million in 1999, 1998 and 1997, respectively.

         Based on the results of market research and analysis performed by and for the Company, Newmark plans to focus its development activity based primarily on the following factors: regional economic conditions, projected job growth, land availability, the local land development process, consumer tastes, competition from other builders of new homes and secondary home sales activity. The statistical information presented below has been compiled from a number of public sources.

         HOUSTON, TEXAS. According to American Metro Study Corporation, Houston posted record numbers in the new home market with 23,978 starts in 1999(3), 6.2% higher than in 1998. Although Houston experienced some hardship in the energy industry due to sluggish oil prices, Houston has enjoyed a 3.1%(1) rate of annual employment growth, or an average of 56,700(1) newly created jobs per year since 1993. Since the 1980's, Houston has diversified its employment base between energy-dependent and non-energy-dependent industries, which has promoted more stable job growth and a strong relocation market. Houston's population has grown by an average of 88,000(2) persons per year since 1990. The area's affordable home market, low cost of living (98% of the US average(1) and strong population growth (2 million people from 1970 to 1999(5) continue to favorably impact the demand for single-family homes. The mean household income for Houston rose to an estimated $83,854(5) in 1999 from $57,529(5) in 1990, reflective of the strong job market in the metro area.

         AUSTIN, TEXAS. Austin's new home market had a record setting year in 1999. Austin started 11,095 homes and closed approximately 10,252 in 1999(3). This translated to 15.1% more homes started and 17.5% more homes closed than in 1998(3). The metro area has experienced strong population growth in the past six years adding an annual average of 34,800 people in a city of 1.1 million people. According to the RFA Precis Metro Edition for November of 1999(1), Austin's employment has averaged 28,400 new jobs in the past six years, posting a strong 5.5% employment growth. Due to Austin's extremely low unemployment rate of 2.0%, new jobs in the region will have to be filled with outside labor that results in an immediate need for housing for the new residents.

         DALLAS/FORT WORTH, TEXAS. The combined Dallas/Fort Worth metropolitan area exceeded 4.9 million in total population in 1999(1). With an employment base of more than 2.6 million jobs, the metro area has added approximately 96,300 jobs annually from 1994 to 1999 (a 4.3% annual growth rate)(1). Strong population growth has accompanied these gains in employment. November's RFA Precis Metro Edition reports an estimated growth rate of 2.6% in 1998 and 2.2% in 1999. According to American Metro Study, 1999 was a year of continued growth for the Dallas and Ft. Worth housing markets. Dallas started 21,754 homes, an 8.5% increase over 1998 and 25.8% more than 1997 and closed 20,395 homes, an 8.7% increase over 1998 and a 22.0% increase over 1997. Ft. Worth experienced even stronger year over year housing activity in 1999 with 10,379 starts (18.4% more than 1998) and 9,628 closings (19.3% more than in 1998). The regional economy remains vibrant, with affordability, as well as a viable high-tech core, attracting corporate relocations. The Company believes that longer-term, such advantages as a strategic location, low business costs (90% of national average(1), a large high-tech presence, available capital, and efficient transportation facilities will enable Dallas/Ft. Worth to continue to outperform the state and nation.

         SAN ANTONIO, TEXAS. According to American Metro Study, the housing market in San Antonio continued to expand in 1999, keeping pace with 1998. San Antonio started 7,702 homes and closed approximately 7,692 homes in 1999(3). Homebuilders started approximately the same amount of homes and closed 7.6% more homes than in 1998(3). In the past six years, the Alamo City created an average of 22,000 jobs per year, an annual growth rate of almost 3.5%1. For the past eight years, the metro area has experienced an annual average population growth of 1.9%1 adding an average of 28,000 people per year in a city of 1.5 million people. According to the RFA Precis Metro Edition for November 1999(1), San Antonio's economy has remained solid in 1999. The city's low cost of doing business (87% of the national average), bilingual labor force, and strategic location as a gateway to Mexico are advantages for attracting business relocations.

         The Company began start-up operations in the San Antonio market in 1998. Construction of homes began in July 1999. The first closings should occur in the first quarter of 2000.

Sources: 1-RFA, 2-Urban Land Institute, 3-American Metro Study, 4-Market Graphics, 5-Woods & Poole Economics

         FT. LAUDERDALE, PALM BEACH AND MIAMI, FLORIDA. The Company's operations in South Florida are concentrated in Ft. Lauderdale (Broward County), West Palm Beach (Palm Beach County) and in Miami (Dade County). Broward County experienced an average annual population growth of 31,400 residents from 1993 to 1999, representing a compounded annual growth rate of 2.2%(1). The RFA Precis Metro Edition, November 1999, projects that Broward County's population will increase at a rate of 1.9% annually between 1996 and 2002. Most newcomers to the market are expected to be working-age families, a majority relocating from the South Dade/Miami area. The service and trade sectors dominate the overall employment in Broward with 34.9% and 28.1% respectively(1). The service sector job growth rate of 4.7% between October 1998 and October 1999 is reflected in the 16,800 new jobs created during that period(1).

         The Palm Beach County economy also is expanding very rapidly. With an employment growth rate of 5.9%, Palm Beach is currently the fastest growing of the three major south Florida markets. By the year 2003, the employment base in Palm Beach County is anticipated to total over 547,000 jobs; a significant increase over 1998's estimated total of nearly 473,000 jobs(1). Another significant long-term advantage is Palm Beach's affluence. The metro area boasts one of the highest per capita incomes in the nation at $38,772, 35% higher than the national average of $25,288(1). According to the RFA Precis Metro Edition, November 1999, Palm Beach County's population is projected to increase annually by 20,000 people to a total population of 1.1 million people by 2002.

         Fueled by growth in the service and trade industries, Dade County gained approximately 18,300 new jobs per year from 1998 to 1999, an annual growth rate of approximately 1.9%(1). According to the RFA Precis Metro Edition, November 1999, the Dade County population is projected to increase annually by 20,000 people to a total population of 2.2 million people by 2000.

         The Company entered the South Florida market in 1995 with the acquisition of Adler. Then, in January 1998, the Company acquired Westbrooke, thus expanding the Company's operations in Broward County and providing an entry into the Palm Beach County market.

         NASHVILLE, TENNESSEE. From 1991 to 1999, Nashville's population grew by almost 15%, almost double the national growth rate of 7.5%(1). With more than 159,000 jobs created from 1992 to 1999, the area's employment growth rate of 31% was 60% better than the national rate of 18.3% for that period(1). Nashville's labor market remains very tight and unemployment is at a 30-year low of 1.2%(1). Long-term, Nashville has several advantages that are expected to support positive employment growth. As Tennessee's state capital and local headquarters for many regional companies, Nashville should remain significant in Tennessee's economy. Nashville, also known as the "Music City", remains a popular tourist destination and a primary relocation center for corporate headquarters. Market Graphics reported another strong year in the Nashville new home market with 8,553 starts and 8,366 sales in 1999, netting 0.8% more starts and 3.2% more sales than in 1998(4).

         CHARLOTTE, NORTH CAROLINA. Charlotte's economy is continuing to experience aggressive sustained growth. According to the RFA Precis Metro Edition for November 1999(1), annual employment growth amounted to 3.5% from 1992 to 1999 outpacing both the South (3.0%) and U.S. (2.4%) growth rates. The primary factors in the growth are financial services and retail trade industries. Charlotte is the second largest financial center in the nation, just behind New York, with two significant financial institutions, BankAmerica (formerly NationsBank) and First Union. Charlotte experienced an average annual population growth of 27,600 residents from 1992 to 1999, representing a compounded annual growth rate of 2.1%(1). Market Opportunity Research Enterprises reported record setting new home activity in 1999. The Charlotte area closed 12,303 homes in 1999, 21.9% more than 1998 and 40.7% more than 1997.

Sources: 1-RFA, 2-Urban Land Institute, 3-American Metro Study, 4-Market Graphics, 5-Woods & Poole Economics

         GREENSBORO/WINSTON-SALEM, NORTH CAROLINA. Known as the Triad Area, Greensboro/Winston-Salem's primary growth factors are financial services and durable goods manufacturing industries. According to the RFA Precis Metro Edition for November 1999(1), annual employment growth amounted to 2.5% from 1992 to 1999, consistent with the national average. The structurally declining non-durable goods manufacturing industry (mainly textile and apparel) is the principal detractor from growth(1). The unemployment rate in this area was at 1.5%, substantially below the regional average for the South. Greensboro/ Winston-Salem experienced an average annual population growth of 14,500 residents from 1992 to 1999, representing a compounded annual growth rate of 1.3%(1). RFA ranked the Triad Area above average for long-term growth due to a number of advantages. Greensboro/Winston-Salem is home to a growing financial services industry and its low cost of doing business (94% of the national average(1)) should continue to attract industrial relocations and spur local expansions. Another upside opportunity for the Triad Area is the growing concentration of high-tech firms that are expected to provide solid employment growth in the future.

         The Company entered the Charlotte and the Greensboro/Winston-Salem markets through start-up operations in 1998. Construction of new homes commenced in the fourth quarter of 1998. The first closings occur red in the fourth quarter of 1999.

Sources: 1-RFA, 2-Urban Land Institute, 3-American Metro Study, 4-Market Graphics, 5-Woods & Poole Economics

BACKLOG

         The following table sets forth the Company's sales backlog by market for the periods indicated below:

                                                               DECEMBER 31,
                              -------------------------------------------------------------------------------
                                       1999                        1998                         1997
                              -------------------------------------------------------------------------------
                                              SALES                       SALES                       SALES
                                HOMES         VALUE         HOMES         VALUE         HOMES         VALUE
                              ---------     ---------     ---------     ---------     ---------     ---------
                                                           (Dollars in thousands)
Houston                             121     $  33,532           175     $  44,915            97     $  23,025
Austin                              295        72,396           184        40,712            85        17,806
Dallas/Ft. Worth                     32         9,865            57        14,952            42         9,167
San Antonio                           1           250            --            --            --            --
Ft. Lauderdale, Palm
  Beach, Miami                      531       106,636           315        61,733            55        10,050
Nashville                            12         5,770            22         8,090            --            --
Charlotte                             1           295            --            --            --            --
Greensboro/Winston-Salem              5         1,650            --            --            --            --
                                 ------     ---------         -----     ---------        ------     ---------
Total                               998     $ 230,394           753     $ 170,402           279     $  60,048
                                 ======     =========         =====     =========        ======     =========

         Backlog represents home purchase contracts which have been executed and for which earnest money deposits have been received, but for which the sale has not yet closed. Home sales are not recorded as revenues until the closings occur. Sales value is calculated as the number of homes for which earnest money contracts have been received multiplied by the average home sales price for the specific city for the period indicated.

         Consistent with historical experience, 100% and 97% of the homes in backlog at December 31, 1998 and 1997, respectively, were closed in the subsequent fiscal year. Based upon unit volume, contract cancellations were approximately 15%, 12.5% and 14% of the home sales contracts signed during the years ended December 31, 1999, 1998 and 1997, respectively. Although cancellations can disrupt anticipated home closings, the Company believes that cancellations have not had a material negative impact on operations or liquidity of the Company during the last several years. The Company attempts to reduce cancellations by reviewing each homebuyer's ability to obtain mortgage financing early in the sales process and by closely monitoring the mortgage approval process.


IDENTIFICATION OF NEW MARKETS

         To achieve the Company's expansion strategy, the Company has developed a market expansion process designed to identify and track growing homebuilding markets in the United States. The Company's program is designed as an ongoing process and consists of three stages which track economic and demographic activity in primary and secondary metropolitan markets (Stage I), narrowing the focus on specific markets and criteria (Stage II and Stage III) as they meet expansion objectives and timing. As part of its screening process, the Company evaluates geographically diverse markets because it believes that potential adverse economic conditions associated with certain markets are often offset by more favorable economic conditions in other operating areas. Consideration is also given to those markets located near current operating markets, which could function as satellite operations. An in-depth description of each of the stages is set forth below:

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

         The Stage II analysis establishes and analyzes economic and demographic benchmarks for the selection of three main markets and five back-up markets based on desired market share and geographic diversity. Following the selection of the three main markets, an in-depth Stage II market analysis is performed to determine market viability in these selected markets. If the evaluation of any of the three selected markets reveals factors unfavorable for expansion, then a Stage II analysis is performed on one of the selected back-up markets. A Stage II analysis consists of the following: identifying and engaging a market research firm that tracks and produces single-family statistical data; profiling market (identify sub markets, price bands, and total single-family starts, closings, inventory levels and competition); assessing the availability of single-family land and lots (both current and future); assessing the availability and quality of the local trade base; identifying job growth corridors and access to sub markets; identifying corporate relocations/expansions and major employers; identifying tax structure of cities; profiling school districts; profiling business and political climate for municipalities; assessing the government/regulatory issues with respect to homebuilding and land development; assessing market specific environmental issues; determining availability of utilities in sub markets and future growth corridors; determining presence of national and regional builders; and assessing office, retail, industrial and multi-family market activity.

         Upon completion of the Stage II analysis, one or more of the three main markets will be selected as an expansion market. Once a market is identified as an expansion market, a market penetration and positioning strategy is developed by the Company to evaluate the Stage III analysis data which includes the following: profile of existing communities in each sub market based on activity levels (starts, closings, inventory levels), price point and product; profile of existing communities based on location and lot product size; and profile of builders by sub market.


LAND POLICIES AND POSITION

         The Company provides lot positions for its homebuilding operations by both acquiring lot options and by purchasing land for the development of lots. When appropriate, developed lots are sold to third-party builders to increase inventory turnover and to enhance earnings for the Company. Historically, the Company has been able to option substantially all of its lot positions in the Houston market due to the brand awareness of the Newmark(R) and Fedrick, Harris Estate Homes names among both consumers and developers, in addition to the willingness of developers in those markets to option available lots. The Company also acquires lot options in the Austin, Dallas/Fort Worth, San Antonio, Nashville, Charlotte and Greensboro/Winston-Salem markets. With the continuing strength in the housing sector, the Company has been required to acquire some of its developed lots under specific performance purchase contracts. The Company has developed residential lots in the South Florida, Dallas/Fort Worth, Nashville and Austin markets and intends to continue to do so in the future. Additionally, residential land developments may be purchased when the Company enters new markets. Prior to any land acquisitions, the Company conducts extensive due diligence utilizing regional expertise, including on-site inspection and soil testing.


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


MARKETING AND SALES

         The Company markets and sells its homes through commissioned employees and cooperates with independent real estate brokers. Depending on the specific market, the Company targets the "move-up" and relocation market segments and employs sophisticated marketing techniques to attract potential homebuyers through numerous avenues including its Internet web site, extensive telemarketing, interactive software programs and other marketing programs. Home sales are typically conducted from sales offices located in furnished model homes used in each subdivision. At December 31, 1999, the Company owned 80 model homes. The Company's sales personnel assist prospective buyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. Such personnel are trained by both the Company and external independent experts in sales expertise. These sales and marketing personnel are kept informed as to the availability of financing, construction schedules and marketing and advertising plans. The Company has also formed sales teams comprised of a sales person and other employees from throughout the Company to provide sales support and motivation.

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

         Sales of the Company's homes generally are made pursuant to a standard sales contract that requires a down payment of $1,000 to $5,000, or 5% to 10% of the sales price, on custom homes. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates is unobtainable within a specified period, typically four to six weeks, and may include other contingencies, such as the sale of an existing home. The Company includes a home sale in its backlog upon execution of the sales contract and receipt of the initial down payment. The Company does not recognize revenue until the home is closed and title passes to the homebuyer. The Company estimates that the average period between the execution of a sales contract for a home and closing is approximately four to five months for presold homes.

TITLE SERVICES

         In 1997, the Company acquired a 49% interest in Pacific Title, L.C., which serves as a title insurance agent and provides title insurance policies and closing services to purchasers of homes built and sold by the Company in Texas. The Company assumes no title insurance risk associated with these title policies, which are issued by Guaranty Company, one of the oldest title companies in Texas. Stewart Title Company owns the balance of the interests of Pacific Title.


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


CUSTOMER SERVICE AND QUALITY CONTROL

         The Company's operating divisions are responsible for both pre-closing quality control inspections and responding to customer's post-closing needs. The Company believes that the prompt, courteous response to homebuyers' needs during and after construction reduces post-closing repair costs, enhances the Company's reputation for quality and service, and ultimately leads to significant repeat and referral business. The Company conducts pre-closing inspections with homebuyers immediately prior to closing. In conjunction with the inspections, a list of items for home completion is created.

         After a sale, all warranty requests are processed through customer service departments located in each of the markets. In most instances, a customer service manager inspects the warranty request within 48 hours of receipt. If appropriate, the repair work is scheduled to be approved by the homeowner upon satisfactory completion. An integral part of the Company's customer service program includes post-closing interviews. In most markets, a customer service representative is sent into each home within 45 days of closing to evaluate the homeowner's satisfaction with both their home and their home-buying experience. The post-closing interview involves an analysis of the homebuyer's experiences with the sales counselor, the title company, the mortgage company and the construction department as well as their satisfaction with the product. Typically, after a year, another interview is conducted with the homeowner to determine their continued satisfaction. The subsequent interview provides management a direct link to the customer's perception of the entire buying experience as well as valuable feedback on the quality of the product.


WARRANTY PROGRAM

         The Company provides up to a two-year limited warranty (one-year in the case of its South Florida operations) of workmanship and materials with each of its homes. The Company subcontracts its homebuilding work to subcontractors who provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of the Company's subcontractors. In all markets except South Florida, the Company provides an additional eight-year limited homeowners' warranty covering major structural defects through a single national agreement with the Residential Warranty Corporation. An appropriate warranty reserve is established to cover anticipated warranty expenses not borne by the Company's subcontractors. The Company's historical experience is such that warranty expenses generally fall within the amount established for such reserve. The Company does not currently have any material litigation or claims regarding warranties or latent defects with respect to construction of homes. Current claims and litigation are expected to be substantially covered by the Company's reserve or insurance. Generally, warranty claims are handled by the construction superintendent who built the particular home to ensure that the appropriate subcontractor takes prompt and appropriate corrective action.

COMPETITION

         The development and sale of residential properties is highly competitive and fragmented. The Company competes for residential sales on the basis of a number of interrelated factors including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than the Company. The Company also competes for residential sales with individual resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. The Company believes that it compares favorably to other builders in the markets in which it operates, due primarily to: (i) its experience within its geographic markets, which allows it to vary its product offerings to reflect changing market conditions; (ii) its responsiveness to market conditions, enabling it to capitalize on the opportunities for advantageous land acquisitions in desirable locations; and (iii) its reputation for service and quality.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         Homes and residential communities built by the Company must comply with federal, state and local regulations relating to, among other things, zoning, treatment of waste, construction materials that must be used, density requirements, certain aspects of building design and minimum elevation of properties and other local ordinances. These include laws requiring use of construction materials that reduce the need for energy-consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws that require that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. The provisions of these laws are usually administered by individual counties and municipalities and may result in additional fees and assessments or building moratoriums. In addition, certain new development projects, particularly in Southern Florida, are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

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


EMPLOYEES

         At December 31, 1999, the Company employed 520 persons, of whom 134 were sales and marketing personnel, 142 were executive, administrative and clerical personnel, and 244 were involved with construction. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relations with its employees are good.


ITEM 2. PROPERTIES

         The Company owns a 16,000 square foot facility in Sugar Land, Texas, which serves as the Company's headquarters and primary residential homebuilding office. The Company leases an aggregate of approximately 26,375 square feet in Dallas, Austin, San Antonio, Nashville, Charlotte/Greensboro and Miami for its division operations. The Company believes its existing facilities are adequate for the Company's current and planned levels of operations.

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



                        EXECUTIVE OFFICERS OF THE COMPANY

          Name                 Age                     Position
          ----                 ---                     --------
Lonnie M. Fedrick               55        President, Chief Executive
                                            Officer and Director
James M. Carr                   49        Executive Vice President and
                                            Director
J. Eric Rome                    40        Executive Vice President --
                                            Homebuilding
Terry C. White                  50        Senior Vice President, Chief
                                            Financial Officer, Treasurer
                                            and Secretary
J. Michael Beckett              40        Executive Vice
                                            President-Purchasing/Product
                                            Development (Newmark Home
                                            Corporation)

         Lonnie M. Fedrick has served as President and Chief Executive Officer of the Company since 1997. Mr. Fedrick has also been President and Chief Executive Officer of Newmark since 1994 and was Executive Vice President of Newmark from 1984 to 1994. Mr. Fedrick co-founded Newmark in 1983 and has more than 32 years experience in the homebuilding industry. Mr. Fedrick began his career with Norwood Homes in 1967, most recently serving as the Vice President of Construction. From 1974 to 1983, he served as Vice President of Operations of Monarch Homes. He is a member of the board of directors of the Greater Houston Builders Association.

         James M. Carr became an Executive Vice President and a Director of the Company upon the closing of the acquisition of Westbrooke by the Company in January 1998. Mr. Carr founded Westbrooke in 1976, and has served as Chairman, Chief Executive Officer and President of Westbrooke since its inception. Mr. Carr is a graduate of the University of Miami. He is the former Chairman of the Baptist Hospital Foundation and a director of Baptist Health Systems.

         J. Eric Rome has served as Executive Vice President - Homebuilding of the Company since 1997. Mr. Rome has served as President of the Texas Division of Newmark since 1996. He was Executive Vice President of Newmark's Central Texas Division from 1995 to 1996, a Vice President from 1984 to 1994, and Construction Manager of Newmark's Houston division from 1983 to 1984. From 1981 to 1983, Mr. Rome was employed by Monarch Homes as a construction superintendent. He has also served as an officer in various capacities with the Texas Capitol Area Builders Association.

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

         J. Mike Beckett became Executive Vice President-Purchasing/Product Development for Newmark on January 1, 2000. Mr. Beckett was Senior Vice President- Purchasing for Newmark from January 1, 1998 to December 31, 1999 and was the Vice President of Purchasing from 1995 to 1998. Mr. Beckett graduated from Bowling Green State University in 1982.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock commenced trading on the NASDAQ National Market System on March 12, 1998 under the trading symbol "NHCH". The range of high and low closing sales prices per share by quarter for calendar year 1998, 1999 and 2000, as reported by the NASDAQ National Market, appear in the following table.

 -------------------------------------------------------------------------
                                   1998
 -------------------------------------------------------------------------
         QUARTER                   HIGH                     LOW
 -------------------------------------------------------------------------
 First (commencing March          $11.38                  $10.50
 12, 1998)
 Second                            11.75                    9.06
 Third                             10.63                    6.00
 Fourth                             9.00                    6.13
 -------------------------------------------------------------------------
                                   1999
 -------------------------------------------------------------------------
 First                            $ 8.50                  $ 6.25
 -------------------------------------------------------------------------
 Second                             6.75                    5.00
 -------------------------------------------------------------------------
 Third                              8.13                    5.25
 -------------------------------------------------------------------------
 Fourth                             7.50                    5.00
 -------------------------------------------------------------------------
                                   2000
 -------------------------------------------------------------------------
 First (through March
 16, 2000)                        $ 6.50                  $ 5.50
 -------------------------------------------------------------------------


         As of March 1, 2000, there were 40 shareholders of record. The Company believes there are approximately 1,000 beneficial owners of its common stock.

         The Company did not declare any cash dividends on its common stock in fiscal year 1999. The Company's credit agreements generally contain covenants that limit the amount of dividends or distributions it can pay on its common stock and the amount of stock the Company can repurchase.


ITEM 6. SELECTED FINANCIAL DATA

         The statement of operations data and statement of financial condition data presented below have been derived from the historical financial statements of the Company. The Company's consolidated financial statements for the years ended December 31, 1995, 1996 and 1997, have been audited by KPMG LLP, independent certified public accountants. The Company's consolidated financial statements for the years ended December 31, 1998 and 1999 have been audited by BDO Siedman, LLP, independent certified public accountants. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              SELECTED FINANCIAL DATA
                                                 --------------------------------------------------------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                    1999(1)          1998(2)           1997             1996           1995(3)
                                                 ------------     ------------     ------------     ------------     ------------
                                                                  (Dollars in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA:
  Revenues ...................................   $    491,714     $    406,353     $    215,360     $    190,855     $    125,427
  Cost of sales ..............................        411,011          339,094          175,300          156,264          102,591
                                                 ------------     ------------     ------------     ------------     ------------
  Gross profit ...............................         80,703           67,259           40,060           34,591           22,836
  Equity in earnings from unconsolidated
     subsidiaries ............................            725              812              465              792            1,978
  Selling, general and administrative
     expenses ................................        (49,565)         (43,614)         (26,512)         (22,976)         (16,572)
  Depreciation and amortization ..............         (3,996)          (3,287)          (1,669)          (1,524)          (1,271)
                                                 ------------     ------------     ------------     ------------     ------------
  Operating income ...........................         27,867           21,170           12,344           10,883            6,971
  Interest expense ...........................         (1,845)          (1,939)          (1,987)          (1,238)          (1,332)
  Other income, net ..........................          1,064            1,201              570              851              607
                                                 ------------     ------------     ------------     ------------     ------------
  Income before income taxes .................         27,086           20,432           10,927           10,496            6,246
  Income taxes ...............................          9,701            7,637            4,272            4,164            2,477
                                                 ------------     ------------     ------------     ------------     ------------
  Net income .................................   $     17,385     $     12,795     $      6,655     $      6,332     $      3,769
                                                 ============     ============     ============     ============     ============
  Net income per common share ................   $       1.51     $       1.16     $       0.72     $       0.69     $       0.41
                                                 ============     ============     ============     ============     ============
 Weighted averages shares outstanding ........     11,500,000       11,035,000        9,200,000        9,200,000        9,200,000
Operating data:
   Units:
  New sales contracts, net of
     cancellations ...........................          2,234            2,036              984              998              720
     Closings ................................          1,989            1,874              972              902              641
     Backlog at end of period ................            998              753              279              267              171
   Average sales price per closing ...........   $        240     $        216     $        219     $        200     $        188
   Sales value of backlog at end of
     period ..................................   $    230,394     $    170,402     $     60,048     $     50,657     $     32,280
   Gross profit as a percentage of
     revenues ................................           16.4%            16.6%            18.6%            18.1%            18.2%
   Selling, general and administrative
     expenses as a percentage of
     revenues ................................           10.1%            10.7%            12.3%            12.0%            13.2%

                                                                           DECEMBER 31,
                                                     -----------------------------------------------------------
                                                      1999(1)     1998(2)        1997         1996       1995(3)
                                                     --------     --------     --------     --------    --------
                                                                        (DOLLARS IN THOUSANDS)
STATEMENT OF FINANCIAL CONDITION DATA:
  Inventories ...................................... $255,576     $185,247     $102,547     $ 83,659    $ 59,689
  Total assets .....................................  328,892      245,338      139,213      121,177     104,545
  Total construction debt ..........................  149,380      106,839       66,100       60,768      47,428
  Stockholders' equity .............................  109,618       90,112       55,691       43,929      45,813

--------------------------------------------------------------------------------
(1)  Reflects the operations of the Company on a full-year basis.

(2) Reflects the operating data of Westbrooke subsequent to the Company's acquisition of the homebuilding assets of Westbrooke Communities, Inc. on January 1, 1998.

(3) Reflects the operating data of Adler subsequent to the Company's acquisition of the homebuilding assets of The Adler Family Partnership on March 1, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk", are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including the Company's exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors, that may cause actual results to differ materially.


GENERAL

         Since inception, the Company has sought to achieve profitability and revenue growth by providing quality homes in markets that have experienced population and job growth in excess of the national average during the past several years. Newmark has served as the foundation to support the Company's growth strategy, including expansion within existing markets, entry into two new markets through start-up operations and the acquisition of a regional homebuilder.

         The Company has experienced significant growth and has positioned itself to continue to expand its residential land and lot acquisitions significantly in markets that it has recently entered, such as Charlotte, Greensboro/Winston-Salem, Nashville, Dallas/Fort Worth and San Antonio, as well as in Houston. The Company believes its introduction of the Marksman Homes line of products to the Houston market, provides significant opportunities for achieving greater market share in this market. The Company entered the Ft. Lauderdale/Miami market through its acquisition of Adler on March 1, 1995, and then significantly expanded its market share in the South Florida market, including Palm Beach, by acquiring Westbrooke on January 1, 1998. The Company also achieved synergies in its South Florida operation by consolidating the operations of Adler with Westbrooke's operations in 1998.

         The Company recognizes revenue at the time of closing when title to, and possession of, the property transfers to the buyer. The Company capitalizes in inventory all homebuilding costs during the construction period, including interest and maintenance, and charges those capitalized costs to cost of sales as the related inventories are sold. Interest on completed inventory is expensed as incurred. Accordingly, as the Company's completed inventory level rises and falls, interest expense can vary significantly. Included in the Company's depreciation and amortization expenses is amortization of goodwill in excess of $1.0 million in 1997 related to the Company's acquisitions of Newmark and Adler and approximately $1.4 million in each of 1998 and 1999 which also included goodwill related to the Westbrooke acquisition.

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


RESULTS OF OPERATIONS

         The following table sets forth the homebuilding revenue and number of home closings by market for the periods indicated:

                                                       YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                  1999(2)       1998         1997
                                                ----------   ----------   ----------
                                                      (Dollars in thousands)
Houston:
  Revenues ..................................   $  171,066   $  126,138   $   85,690
  Home closings .............................          631          482          361
Austin:
  Revenues ..................................   $  115,724   $   82,970   $   66,405
  Home closings .............................          511          386          317
Dallas/Fort Worth:
  Revenues ..................................   $   45,794   $   38,078   $   30,119
  Home closings .............................          171          159          138
Ft. Lauderdale/Palm Beach/Miami:
  Revenues ..................................   $  108,100   $  144,780   $   30,863
  Home closings .............................          581          814          156
Nashville:
  Revenues ..................................   $   33,444   $   12,116           --
  Home closings .............................           86           33           --
Charlotte:
  Revenues ..................................   $      940           --           --
  Home closings .............................            3           --           --
Greensboro/Winston-Salem:
  Revenues ..................................   $    2,038           --           --
  Home closings..............................            6           --           --
                                                ----------   ----------   ----------
         Total homebuilding revenues (1) ....   $  477,106   $  404,082   $  213,077
                                                ==========   ==========   ==========
         Total home closings ................        1,989        1,874          972
                                                ==========   ==========   ==========
Average sales price per home closed .........   $      240   $      216   $      219
                                                ==========   ==========   ==========


----------------

(1) Does not include revenues from land sales of $14.6 million, $2.3 million and $2.3 million in 1999, 1998 and 1997, respectively.

(2)      Reflects the revenue and units closed on a full-year basis.

         The following table sets forth, as a percentage of revenue, certain information in the Company's Statement of Operations for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                           1999        1998        1997
                                                           ----        ----        ----
        Cost of sales....................................  83.6%       83.4%       81.4%
        Gross profit.....................................  16.4        16.6        18.6
        Selling, general and administrative expenses.....  10.1        10.7        12.3
        Income before income taxes.......................   5.5         5.0         5.1
        Income taxes (1).................................  35.8        37.4        39.1
        Net income.......................................   3.5         3.1         3.1


--------------------
(1)  As a percent of income before income taxes.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         As further explained in the information regarding the "Change in Control of Ownership", certain adjustments have been made to the Company's goodwill, acquisition notes payable and stockholders' equity accounts to reflect the change of control transaction. As a result of these adjustments, the consolidated amounts of the Company after December 15, 1999 are presented on a new basis of accounting different from the financial statements of the Company prior to December 15, 1999 and, therefore, are not comparable in the aforementioned regards. However, the full year is discussed for these comparative purposes.

         Revenues increased by 21.0% to $491.7 million in 1999 from $406.4 million in 1998 primarily due to an increase in the average selling prices from an increased level of closings in the Company's higher priced markets. The number of homes closed by the Company increased by 6.1% to 1,989 homes in 1999 from 1,874 homes in 1998. The Company's average selling price of homes closed in 1999 was $240,000, an increase of 11.1% from the $216,000 average selling price in 1998. The average selling price of a Newmark(R) home closed in 1999 was $239,000, an increase of 8.1% from the $221,000 average selling price in 1998. The Fedrick, Harris Estate Homes average selling price of homes closed in 1999 was $419,000, an increase of 3.5% from the $405,000 average selling price in 1998. In the South Florida market, Westbrooke and Adler's selling price of homes closed in 1999 was $186,000, an increase of 4.5% from the $178,000 average selling price in 1998. Also, revenues generated from sales of custom homes under Fedrick, Harris Estate Homes increased from $56 million in 1998 to $76 million in 1999, due primarily to increased unit sales in Houston, Austin and Nashville. In addition, revenue from land sales in 1999 increased to $14.6 million from $2.3 million in 1998.

         Cost of sales increased by 21.2% to $411.0 million in 1999 from $339.1 million in 1998 primarily due to increased revenues from home closings as described above. Cost of land sales for 1999 increased to $12.1 million from $1.5 million in 1998. As a percentage of revenues, cost of sales for 1999 increased slightly to 83.6% from 83.5 % in 1998

         Equity in earnings from unconsolidated subsidiaries decreased slightly to $725,000 in 1999 from $812,000 in 1998. The earnings are attributed totally to Pacific Title and NHC Mortgage.

         Selling, general and administrative (SG&A) expense increased by 13.8% to $49.6 million in 1999 from $43.6 million in 1998. This increase was caused by the expansion into the new markets of Nashville, Tennessee and Charlotte and Greensboro, North Carolina as well as the expansion in the Company's Texas and Florida markets as indicated by the 21% increase in the Company's revenues and the 32.5% increase in the Company's backlog in 1999 from 1998. As a percentage of revenues, SG&A expense decreased slightly to 10.1% in 1999 from 10.7% in 1998.

         Interest expense, net of interest capitalized, totaled $1.8 million in 1999 compared to $1.9 million in the previous year. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the years ended December 31, 1999 and 1998, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense decreased due to the decrease in the average number of completed homes held in inventory for the year ending December 31, 1999 compared to 1998. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

         The Company's provision for income taxes decreased as a percentage of earnings before taxes to 35.8% for the year ended December 31, 1999, compared to 37.4% for fiscal 1998. The decrease was attributable to a state income tax benefit for Adler. The Company was included in the consolidated federal income tax return of Pacific USA Holdings Corp. ("PUSA"), the parent company of Pacific, through December 15, 1999. Under the former tax allocation agreement with PUSA, (the "PUSA Tax Allocation Agreement") the Company was required to both calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay PUSA the sum of which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense amounting to $9.7 million for the year ended December 31, 1999 compared to $7.6 million for fiscal 1998.

         Effective December 16, 1999, the Company will be included in the consolidated federal income tax return of TOUSA pursuant to a tax allocation agreement with TOUSA.

         Net income increased by 35.9% to $17.4 million for the year ended December 31, 1999 from $12.8 million for the corresponding period in 1998. The increase was primarily attributable to the strong gains in revenues in the Company's most profitable markets.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues increased by 89% to $406.4 million in 1998 from $215.4 million in 1997. The number of homes closed increased by 93% to 1,874 homes in 1998 from 972 in 1997. The increase in revenues was largely attributable to the acquisition of Westbrooke. In 1998, Westbrooke accounted for 29% of the revenue and 36% of the homes closed. Without Westbrooke, revenues increased by 35% and homes closed increased by 24%. The increase, excluding Westbrooke's contribution, was attributable to the addition of the Nashville market as well as increases in the existing markets. Revenues increased 47% in Houston, 25% in Austin and 26% in Dallas. The average sales price of homes decreased from $219,000 in 1997 to $216,000 in 1998 due to the fact that Westbrooke's average sales price was less than Newmark's. The average sales price, excluding Westbrooke, increased from $219,000 in 1997 to $239,000 in 1998. Also, revenues generated from sales of custom homes under Fedrick, Harris Estate Homes increased from $36 million in 1997 to $56 million in 1998, due primarily to increased unit sales in Houston, Austin and Nashville. Revenues from land sales were $2.3 million in both 1998 and 1997.

         Cost of sales increased by 93.4%, to $339.1 million in the year ended December 31, 1998, from $175.3 million in 1997. The increase was attributable to the increase in the number of homes closed as described above. As a percentage of revenues, cost of sales increased to 83.4% in 1998 from 81.4% in 1997. The increase in cost of sales as a percentage of revenues was due primarily to the acquisition of Westbrooke. Generally, the margins on the homes sold in South Florida earned lower margins due to the impact of higher land cost relative to sales price. Excluding Westbrooke, as a percentage of revenues, cost of sales increased slightly to 81.7% in 1998 from 81.4% in 1997.

         Equity earnings from unconsolidated subsidiaries increased $347,000 to $812,000 for 1998 compared to $465,000 for 1997. This increase was attributed to the increased earnings of Pacific Title and NHC Mortgage.

         Selling, general and administrative (SG&A) expense increased by 64.5% to $43.6 million in 1998, from $26.5 million in 1997. As a percentage of revenues, SG&A expense decreased slightly to 10.7% in 1998, from 12.3% in 1997. Excluding Westbrooke, SG&A expense increased by 39% to $36.8 million. This increase was caused by the expansion into Nashville, Tennessee as well as the growth in the Company's Texas markets as reflected in the 34.9% increase in revenues in 1998 and the 112% increase in the backlog at the end of December 1998 as compared to December 1997.

         Interest expense, net of amount capitalized, amounted to $1.9 million in 1998 compared to $2.0 million in the previous year. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the year ended December 31, 1998 and 1997, the Company expensed a portion of incurred interest and other financing costs on those completed homes held in inventory. This expense decreased due to the decrease in the average number of completed homes held in inventory for the year ending December 31, 1998 compared to 1997. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

         The Company's provision for income taxes decreased as a percentage of earnings before taxes to 37.4% for the year ended December 31, 1998, compared to 39.1% for 1997. Under the PUSA Tax Allocation Agreement, the Company is required to calculate its federal corporate income tax liability as if it filed a separate federal income tax return for each period and to pay PUSA the sum of which would result from such calculation if the Company were subject to federal corporate income tax and filed a separate tax return. The Company recognized federal income tax expense under the PUSA Tax Allocation Agreement amounting to $7.6 million for the year ended December 31, 1998 compared to $4.0 million for 1997.

         Net income increased by 91.0% to $12.8 million for the year ended December 31, 1998 from $6.7 million for the corresponding period in 1997. Westbrooke comprised 30.8% of the net income for the year ending December 31, 1998. Excluding Westbrooke, net income increased by 33.1% to $8.9 million in 1998 from $6.7 million.


SEASONALITY AND QUARTERLY RESULTS

         The homebuilding industry is seasonal, as generally there are more sales in the spring and summer months, resulting in more home closings in the fall. The Company operates in the Southwestern and Southeastern markets of the United States, where weather conditions are more suitable to a year-round construction process than other areas. The Company also believes its geographic dispersion to be somewhat counter-cyclical, with adverse economic conditions associated with certain of its markets often being offset by more favorable economic conditions in other areas. The seasonality of school terms has an impact on the Company's operations, but it is somewhat mitigated by the fact that many of the Company's buyers at the higher end of the Company's price range, including Fedrick, Harris Estate Homes, no longer have children in school. As a result of these factors, among others, the Company generally experiences more sales in the spring and summer months, and more closings in the summer and fall months. Likewise, Westbrooke has experienced seasonality in its revenues, generally completing more sales in the spring and summer months and more closings in the fourth quarter.

         The following table presents selected quarterly operating data of the Company for each of the eight quarters through the period ended December 31, 1999. In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) have been included to present fairly the unaudited selected quarterly operating data. This data is not necessarily indicative of the results of the operations of the Company for any future period.

                                                                     QUARTER ENDED
                              ---------------------------------------------------------------------------------------------
                               DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,    DEC. 31,   SEPT.      JUNE 30,    MARCH 31,
                                 1999        1999       1999        1999        1998     30, 1998      1998        1998
                              ---------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF
  OPERATIONS DATA:

Revenues .....................  $141,757    $126,745   $130,380     $92,832    $121,194   $112,907   $103,057      $69,195

Gross profit .................    23,264      22,794     20,152      14,493      20,121     19,007     16,676       11,455

Selling, general
  and administrative .........    12,804      13,574     12,863      10,324      12,414     12,055     11,007        8,138

Operating income .............     9,453       8,405      6,557       3,452       7,302      6,051      5,116        2,701

MARGIN ANALYSIS:

Gross margin .................      16.4%       18.0%      15.5%       15.6%       16.6%      16.8%      16.2%        16.6%

Selling, general
  and administrative .........       9.0%       10.7%       9.9%       11.1%       10.2%      10.7%      10.7%        11.8%

Operating income .............       6.7%        6.6%       5.0%        3.7%        6.0%       5.4%       5.0%         3.9%

OPERATING DATA:

Homes closed (units) .........       583         501        491         414         552        508        483          331

Average sales price of
  homes closed ...............  $    239    $    247   $    248     $   224    $    220   $    222   $    213      $   209


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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's financing needs depend primarily upon its sales volume, inventory levels, inventory turnover and land acquisitions. For the years ended December 31, 1999, 1998 and 1997, the Company used cash in operations of $34.4 million, $19.3 million and $10.5 million, respectively. The significant use of cash in operations of the Company has primarily been due to the increasing inventory levels maintained by the Company as the Company continues to expand its business. Historically, the Company has financed its operations primarily through its earnings, borrowings from financial institutions, and, prior to the Company's initial public offering on March 12, 1998, capital contributions and borrowings from Pacific, primarily for residential land development acquisitions.

         The Company has financed in the past, and intends to continue to finance, its operations with cash from operations and borrowings under construction and lot development credit facilities. Generally, these credit agreements are with regional and national lenders. Each of the credit agreements relates to specific markets and provides for financing residential land and lot acquisition and construction. The agreements have restrictive covenants which, among other things, limit speculative home building, debt to tangible net worth ratios, dividends and set a minimum requirement for tangible net worth. The agreements have various maturity dates and bear interest at rates based on Libor and prime. At December 31, 1999, the Company had $27 million of available credit under its existing credit facilities. The Company plans to renew these facilities as they mature.

         With the exception of the South Florida operation, the Company utilizes lot options as a method of controlling its investments in land. At December 31, 1999, the Company had 2,559 lots under option. At December 31, 1999, the Company had no material capital commitments with respect to specific performance lot purchase contracts. In the Ft. Lauderdale, Palm Beach and Miami markets, the Company is limited in its ability to acquire finished lots under option contracts, a factor which requires the Company to make significant capital expenditures in order to maintain adequate lot inventory in this market.

         At December 31, 1999 the Company had approximately $14.5 million outstanding under promissory notes incurred in connection with the acquisition of Westbrooke. The promissory notes are to be repaid in equal annual installments from 2000 through 2003.

         The Company believes it will have adequate financial resources, including availability under its credit facilities, to meet its working capital and residential land acquisition and development plans under current market conditions. However, there can be no assurance that the amounts available from such sources will be sufficient. The Company's combined consolidated outstanding debt was approximately $164 million at December 31, 1999. Accordingly, the Company expects to incur interest charges on a consolidated basis at higher levels than it has in the past. In addition, if the Company identifies significant new acquisition opportunities outside of the Company's existing markets, or if the Company's operations do not generate sufficient cash from operations at levels currently anticipated, the Company may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings or the issuance of debt or equity securities. There can be no assurance that the amounts available from such sources will be sufficient. The amount and types of indebtedness that the Company may incur are limited by the terms of its existing financing agreements. In addition, the incurrence of additional debt by the Company would increase its debt service and interest obligations, which could have an adverse effect on the Company's results of operations or financial condition. If the Company is not successful in obtaining sufficient capital to fund its planned expansion and other expenditures, new projects may be constrained. Any such delay or abandonment could result in a reduction in sales and may adversely affect the Company's future business and results of operations.

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

YEAR 2000 READINESS DISCLOSURE

         The Company assessed its operating system, computer software applications, computer equipment and other equipment with embedded electronic circuits for Year 2000 Compliance prior to, on, and after December 31, 1999 and did not experience any operational issues as a result of year 2000. In addition, the Company did not experience any adverse impact as a result of year 2000 issues from any of its significant subcontractors, suppliers, financial institutions or other service providers.


IMPACT OF NEW ACCOUNTING STANDARDS

         Derivative and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

         Start-up Activities - In June 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company adopted SOP 98-5 on January 1, 1999 and $259,000 of start up costs were expensed during the year ended December 31, 1999.

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

CHANGE IN CONTROL OF OWNERSHIP

         The acquisition by TOUSA of the common stock of the Company held by Pacific represented 80% of the outstanding stock of the Company. This acquisition was accounted for as a purchase, and the purchase price was recorded on the Company's books. The excess of purchase price over the fair value of the assets acquired and the liabilities assumed approximated $46 million of which approximately $2.1 million was directly attributed to the change in control transaction.

         In connection with the acquisition by TOUSA of the common stock previously owned by Pacific, the Company entered into a Services Agreement with PUSA to continue to provide certain centralized support services to the Company, including general advisory services, market expansion research services and administrative support services. In addition, the 1998 Tandem Stock Option/Stock Appreciation Rights Plan and the options granted therein were terminated. There were no other incentive awards outstanding or exercisable in fiscal year 1999.

         Pursuant to the stock purchase agreement entered into in connection with the acquisition of Westbrooke in January 1998, certain additional consideration, based on Westbrooke achieving specified income targets over a five-year period, became due and payable to the prior majority owner and certain key employees of Westbrooke upon a change of control. Westbrooke entered into an Amendment to Stock Purchase Agreement ("Amendment") with the prior owner and certain key employees of Westbrooke regarding the amount and timing of the additional consideration as well as the acquisition of certain partnership interests from the key employees. The amount of additional consideration recorded in the transaction as a result of the change in control to the prior majority owner was $4.6 million in the form of a promissory note. Additionally, the Amendment adjusted the level of additional consideration payable to the key employees from 6% to 7.5% of the net income before income taxes, all as defined and described in the Amendment. The Company will record such payments as compensation expense in the periods in which they are earned.

         The PUSA Tax Allocation Agreement between PUSA and the Company was partially terminated whereby the Company would pay PUSA an amount equal to the federal income taxes that the Company would owe (or refund that it would receive) had it prepared its federal income tax return on a stand-alone basis. Certain terms remain in effect with respect to tax periods ending prior to the change in control.

         For tax purposes, the Company elected to treat the change in control as a deemed taxable sale of assets resulting in a step-up in the tax basis of assets in accordance with Internal Revenue Code ss.338(h)(10). By electing ss.338(h)(10), the Company recognized taxable income of approximately $20 million, and $8 million of tax per the original tax sharing agreement, due to the difference in the financial statement basis and the tax basis of the assets immediately prior to the change in control. In terms of the purchase and sale agreement between PUSA and TOUSA, the tax sharing agreement was modified to exclude the gain and corresponding tax from this transaction from the calculation of the tax payments by the Company to PUSA. Accordingly, the Company recognized its income tax expense based on the taxable income generated from its operations.

         As a result of the change of control transaction described above, certain adjustments were made to the Company's goodwill, acquisition notes payable and stockholders' equity accounts. As a result, the consolidated amounts of the Company after December 15, 1999 are presented on a new basis of accounting different from the financial statements of the Company prior to December 15.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. The Company does not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes. The Company's exposure to market risks is changes to interest rates related to the Company's construction loans. The interest rates relative to the Company's construction loans fluctuate with the prime and Libor lending rates, both upwards and downwards. (See Note 7 - "Construction Loans Payable" of the Notes to Consolidated Financial Statements.)



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements are set forth in Item 14(a)(1) and (2), and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information called for by this Item is incorporated by reference to the Company's Current Report on Form 8-K, dated February 9, 1999 that has been included as Exhibit 20.1 to the Form 10-K for the fiscal year ended December 31, 1998.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about the Company's directors is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2000 (120 days after the end of the Company's fiscal year). Information regarding the executive officers of the Company is included in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2000 (120 days after the end of the Company's fiscal year).


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2000 (120 days after the end of the Company's fiscal year).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 29, 2000 (120 days after the end of the Company's fiscal year).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules

         1. Financial Statements:

         Reports of independent certified public accountants.

         Consolidated Statements of Financial Position as of December 31, 1999 and 1998.

         Consolidated Statements of Operations for the Period from December 16,
                  1999 to December 31, 1999; for the Period from January 1, 1999 to December 15, 1999; and for the Years Ended December 31, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity for the Period from
                  December 16, 1999 to December 31, 1999; for the Period from January 1, 1999 to December 15, 1999; and for the Years Ended December 31, 1998 and 1997.

         Consolidated Statements of Cash Flows for the Period from December 16,
                  1999 to December 31, 1999; for the Period from January 1, 1999 to December 15, 1999; and for the Years Ended December 31, 1998 and 1997.

         Notes to Consolidated Financial Statements.

         2. Financial Statement Schedules:

         Schedule I -      Condensed Financial Information of Registrant Parent
                                    Company Only - Statements of Financial
                                    Position as of December 31, 1999 and 1998.

                           Condensed Financial Information of Registrant Parent
                                    Company Only - Statements of Operations for the Period from December 16, 1999 to December 31, 1999; for the Period from January 1, 1999 to December 15, 1999; and for the Years Ended December 31, 1998 and 1997.

                           Condensed Financial Information of Registrant Parent
                                    Company Only - Statements of Cash Flows for the Period from December 16, 1999 to December 31, 1999; for the Period from January 1, 1999 to December 15, 1999; and for the Years Ended December 31, 1998 and 1997.

         Schedule II -     Valuation and Qualifying Accounts for the Years Ended
                                    December 31, 1999, 1998, and 1997.

         3. Exhibits required to be filed by Item 601 of Regulation S-K:

   EXHIBIT
    NUMBER      REF                         EXHIBIT
--------------------------------------------------------------------------------
     2.1        (1)   Stock Purchase Agreement dated January 15, 1998 among
                      James Carr, Westbrooke Communities, Inc., Westbrooke at
                      West Lake, Inc., Westbrooke at Winston Trails, Inc.,
                      Westbrooke at Pembroke Pines, Inc., Westbrooke at Oak
                      Ridge Inc., Harold L. Eisenacher, Leonard R. Chernys,
                      Diana Ibarria, The Westbrooke Partnership, Pacific USA
                      Holdings Corp., Newmark Homes Corp., and Westbrooke
                      Acquisition Corp.

    2.1(b)      (1)   Form of Addendum to Stock Purchase Agreement, effective
                      January 15, 1998.

    2.1(c)      (4)   Amendment to Stock Purchase Agreement dated December 15,
                      1999 among James Carr, Westbrooke Communities, Inc.,
                      Westbrooke at West Lake, Inc., Westbrooke at Winston
                      Trails, Inc., Westbrooke at Pembroke Pines, Inc.,
                      Westbrooke at Oak Ridge, Inc., Harold I. Eisenacher,
                      Leonard R. Chernys and Diana Ibarria, The Westbrooke
                      Partnership, Pacific USA Holdings Corp., Newmark Homes
                      Corp. and Westbrooke Acquisition Corp.

     2.3        (2)   Stock Purchase Agreement dated November 24, 1999 between
                      Pacific Realty Group, Inc., Pacific USA Holdings Corp.,
                      and Technical Olympic USA, Inc.

     3.1        (1)   Amended and Restated Articles of Incorporation.

     3.2        (1)   Bylaws.

     10.1       (1)   Form of Tax Allocation Agreement between Pacific USA and
                      various affiliates and subsidiaries, of Pacific USA,
                      including the Registrant, dated April 28. 1992.

     10.2       (1)   Form of Amendment to Tax Agreement.

     10.3       (4)   Tax Indemnity and Allocation Agreement dated December 15,
                      1999 among Pacific USA Holdings Corp., Pacific Realty
                      Group, Inc., Newmark Homes Corp. and Technical Olympic
                      USA, Inc.

     10.4       (1)   Employment Agreement between Newmark Homes Corp. and Terry
                      White dated January 1, 1998.

     10.5       (1)   Employment Agreement Between Newmark Homes Corp. and J.
                      Eric Rome dated January 1, 1998.

   10.7(a)      (4)   Second Amended and Restated Employment Agreement Between
                      Westbrooke Communities, Inc. and James Carr dated December
                      15, 1999.

   10.7(b)      (4)   Amended and Restated Non-Competition Agreement dated
                      December 15, 1999 among Westbrooke Communities, Inc.,
                      Westbrooke at West Lake, Inc., Westbrooke at Winston
                      Trails, Inc., Westbrooke at Pembroke Pines, Inc.,
                      Westbrooke at Oak Ridge, Inc., The Westbrooke Partnership,
                      Westbrooke Acquisition Corp. and James Carr.

     10.8       (1)   Employment Agreement between Newmark Homes Corp. and
                      Lonnie M. Fedrick dated January 1, 1998.

     10.9       (4)   Amended and Restated Employment Agreement between Newmark
                      Home Corporation and J. Michael Beckett dated March 1,
                      2000.

    10.10       (4)   Form of Tax Allocation Agreement between Technical Olympic
                      USA, Inc. and various affiliates and subsidiaries,
                      including Newmark Homes Corp. and its subsidiaries dated
                      March 15, 2000.

     11.1       (4)   Statement relating to computation of per share earnings.

     12.1       (4)   Statement relating to computation of ratios.

     16.1       (3)   Letter relating to change in certifying accountant is
                      incorporated by reference to Exhibit 16.1 of Registrant's
                      Current Report on Form 8-K dated February 9, 1999.

     21.1       (4)   List of subsidiaries.

     27.1       (4)   Financial Data Schedule.

---------------

(1) Filed as part of the Company's Registration Statement on Form S-1, Amendment Number 3, filed with the Securities and Exchange Commission on March 5, 1998, File No. 333-42213 and incorporated herein by reference.

(2) Filed as Exhibit 2.1 of Registrant's Current Report on Form 8K dated December 22, 1999 and incorporated herein by reference.

(3) Filed as Exhibit 16.1 of Registrant's Current Report on Form 8K dated February 9, 1999 and incorporated herein by reference.

(4)      Filed herewith.

(b)      Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K dated December 22, 1999 reporting the change of control that occurred on December 15, 1999 as a result of the acquisition of 9,200,000 shares of common stock by TOUSA.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       NEWMARK HOMES CORP.

March 22, 2000                                         By:  /s/ Lonnie M. Fedrick
Date                                                        ------------------------------------------------------
                                                       Name:  Lonnie M. Fedrick
                                                       Title: Chief Executive Office (Principal Executive Officer)


March 22, 2000                                         By:  /s/ Terry C. White
Date                                                        ------------------------------------------------------
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


March 23, 2000                                         By:  /s/        Constantine Stengos
Date                                                        ------------------------------------------------------
                                                       Name:  Constantine Stengos
                                                       Title: Chairman of the Board of Directors And Director


March 23, 2000                                         By:  /s/        Andreas Stengos
Date                                                        ------------------------------------------------------
                                                       Name:  Andreas Stengos
                                                       Title: Director


March 23, 2000                                         By:  /s/        George Stengos
Date                                                        ------------------------------------------------------
                                                       Name:           George Stengos
                                                       Title:          Director


March 23, 2000                                         By:  /s/        Yannis Delikanakis
Date                                                        ------------------------------------------------------
                                                       Name:           Yannis Delikanakis
                                                       Title:          Director

March 23, 2000                                         By:  /s/        William A. Hasler
Date                                                        ------------------------------------------------------
                                                       Name:           William A. Hasler
                                                       Title:          Director


March 23, 2000                                         By:  /s/        Larry D. Horner
Date                                                        ------------------------------------------------------
                                                       Name:           Larry D. Horner
                                                       Title:          Director



March 22, 2000                                         By:  /s/        Lonnie M. Fedrick
Date                                                        ------------------------------------------------------
                                                       Name:           Lonnie M. Fedrick
                                                       Title:          Director


March 23, 2000                                         By:  /s/        James M. Carr
Date                                                        ------------------------------------------------------
                                                       Name:           James M. Carr
                                                       Title:          Director

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES





                                            ====================================

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                                                        CONTENTS

================================================================================



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS      3-4

INDEPENDENT AUDITORS' REPORT OF KPMG LLP                  5

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Statements of Financial Position       6-7

    Consolidated Statements of Operations                 8

    Consolidated Statements of Stockholders' Equity       9

    Consolidated Statements of Cash Flows             10-11


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            12-33

                         [BDO SEIDMAN, LLP LETTERHEAD]


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Newmark Homes Corp.:


We have audited the accompanying Consolidated Statement of Financial Position of Newmark Homes Corp. and subsidiaries (the "Successor Company"), a subsidiary of Technical Olympic USA, Inc., as of December 31, 1999, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the period from commencement of its operations on December 16, 1999 through December 31, 1999. We have also audited the accompanying Consolidated Statement of Financial Position of Newmark Homes Corp. and subsidiaries (the "Predecessor Company" as described in Note 2 of the financial statements), a subsidiary of Pacific USA Holdings Corp., as of December 31, 1998, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 1998 and for the period from January 1, 1999 to December 15, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Westbrooke Acquisition Corp. (a consolidated subsidiary) for the year ended December 31, 1998, which statements reflect total assets and total revenues constituting 27% and 29%, respectively, of the related consolidated totals for that year. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Westbrooke Acquisition Corp., for the year ended December 31, 1998 is based solely on the report of the other auditors. The financial statements of Newmark Homes Corp. and subsidiaries for the year ended December 31, 1997 were audited by other auditors whose report dated January 23, 1998, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the Successor Company's consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and the results of its operations and cash flows for the period from commencement of its operations on December 16, 1999 through December 31, 1999, in conformity with generally accepted accounting principles. Further in our opinion, based on our audit and the report of the other auditors, the Predecessor Company's consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 1998, and the results of its operations and cash flows for the year ended December 31, 1998 and for the period from January 1, 1999 to December 15, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 2 of the financial statements, Technical Olympic USA, Inc. acquired an 80% interest in the Predecessor Company on December 15, 1999, in a business combination accounted for as a purchase. As a result, the consolidated financial statements of the Successor Company are presented on a new basis of accounting different from the financial statements of the Predecessor Company and, therefore, are not comparable.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                                  /s/ BDO SEIDMAN, LLP


Los Angeles, California
February 11, 2000

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Newmark Homes Corp.:


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Newmark Homes Corp. and subsidiaries for the year ended December 31, 1997. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules for the year ended December 31, 1997, as listed in the accompanying index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Newmark Homes Corp. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                    KPMG LLP


Dallas, Texas
January 23, 1998

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================


December 31,                                                       1999           1998
                                                                -----------   -------------
                                                                (SUCCESSOR)   (Predecessor)

ASSETS

CASH                                                             $  8,080       $  5,794

RECEIVABLES
   Title companies                                                  1,100          2,293
   Other                                                            8,106          4,674
                                                                 --------       --------

Total receivables                                                   9,206          6,967

INVENTORIES (Note 5 and 7)
   Single family residences                                       191,883        137,317
   Lots and land held for development                              63,693         47,930
                                                                 --------       --------

Total inventories                                                 255,576        185,247

INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES (Note 6)                    640            490

PROPERTY, PREMISES AND EQUIPMENT, net of accumulated
   depreciation of $3,503 and $2,278 in 1999 and 1998,
   respectively                                                     5,946          5,381

DEFERRED TAX ASSET, net (Note 10)                                     155            723

OTHER ASSETS (Note 5)                                               3,637          3,092

GOODWILL, net of accumulated amortization of $6,608 and $5,173
   in 1999 and 1998, respectively (Note 2, 4 and 10)               45,652         37,644
                                                                 --------       --------

Total assets                                                     $328,892       $245,338
                                                                 ========       ========

                    See accompanying notes to consolidated financial statements.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================


                                                                  1999              1998
                                                               -----------      -------------
                                                               (SUCCESSOR)      (Predecessor)
LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION LOANS PAYABLE (Note 7)                              $149,380         $106,839

ACQUISITION NOTES PAYABLE (Note 2 and 4)                           14,473           12,341

PAYABLES TO AFFILIATES (Note 8 and 10)                                362            2,442

INCOME TAX PAYABLE                                                  1,383               --

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Note 3)                  36,639           22,935

OTHER LIABILITIES (Note 11)                                        17,037           10,669
                                                                 --------         --------

Total liabilities                                                 219,274          155,226
                                                                 --------         --------

COMMITMENTS AND CONTINGENCIES (Note 4, 7 and 11)

STOCKHOLDERS' EQUITY (Note 7)
   Common stock - $.01 par value; 30,000,000 shares authorized
     and 11,500,000 shares issued and outstanding                     115              115
   Additional paid-in capital                                     106,855           73,768
   Retained earnings                                                2,648           16,229
                                                                 --------         --------

Total stockholders' equity                                        109,618           90,112
                                                                 --------         --------

Total liabilities and stockholders' equity                       $328,892         $245,338
                                                                 ========         ========

                    See accompanying notes to consolidated financial statements.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
================================================================================


                                              PERIOD FROM       PERIOD FROM
                                             DECEMBER 16,        JANUARY 1,
                                                 1999               1999
                                                  TO                 TO             Year Ended         Year Ended
                                             DECEMBER 31,       DECEMBER 15,       December 31,       December 31,
                                                 1999               1999               1998               1997
                                            ------------       -------------       -------------      -------------
                                             (SUCCESSOR)       (PREDECESSOR)       (Predecessor)      (Predecessor)

REVENUES                                    $     44,252        $    447,462        $    406,353        $   215,360

COST OF SALES (Note 5)                            37,047             373,964             339,094            175,300
                                            ------------        ------------        ------------        -----------

GROSS PROFIT                                       7,205              73,498              67,259             40,060
   Equity in earnings from unconsolidated
     subsidiaries (Note 6)                            39                 686                 812                465

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                       (2,721)            (46,844)            (43,614)           (26,512)

DEPRECIATION AND AMORTIZATION                       (277)             (3,719)             (3,287)            (1,669)
                                            ------------        ------------        ------------        -----------

OPERATING INCOME                                   4,246              23,621              21,170             12,344

OTHER INCOME (EXPENSE):
   Interest expense (Note 5 and 8)                  (124)             (1,721)             (1,939)            (1,987)
   Other income, net (Note 9)                         25               1,039               1,201                570
                                            ------------        ------------        ------------        -----------

INCOME BEFORE INCOME TAXES                         4,147              22,939              20,432             10,927

INCOME TAXES (Note 10)                             1,499               8,202               7,637              4,272
                                            ------------        ------------        ------------        -----------

NET INCOME                                  $      2,648        $     14,737        $     12,795        $     6,655
                                            ============        ============        ============        ===========

EARNINGS PER COMMON SHARE:
   Basic                                    $        .23        $       1.28        $       1.16        $       .72
                                            ============        ============        ============        ===========
   Diluted                                  $        .23        $       1.28        $       1.16        $       .72
                                            ============        ============        ============        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK EQUIVALENTS OUTSTANDING:
   Basic                                      11,500,000          11,500,000          11,035,342          9,200,000
                                            ============        ============        ============        ===========
   Diluted                                    11,500,000          11,500,000          11,035,342          9,200,000
                                            ============        ============        ============        ===========

                    See accompanying notes to consolidated financial statements.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                  (IN THOUSANDS)
================================================================================


                                                                          Additional
                                                               Common      Paid-in        Retained
                                                               Stock       Capital        Earnings         Total
                                                               ------     ----------      --------       ---------

PREDECESSOR COMPANY

BALANCE, December 31, 1996                                      $ 92      $  42,415       $  1,422       $  43,929

   Capital contribution (Note 8)                                  --          9,917             --           9,917
   Dividends paid                                                 --           (167         (4,643          (4,810
   Net income                                                     --             --          6,655           6,655
                                                                ----      ---------       --------       ---------

BALANCE, December 31, 1997                                        92         52,165          3,434          55,691

   Initial public offering of common stock, net of
     issuance costs of $2,554,000                                 20         18,426             --          18,446
   Issuance of common stock due to the exercise of
     underwriters over-allotment option, net of issuance
     costs of $271,000                                             3          2,876             --           2,879
   Capital contribution                                           --            301             --             301
   Net income                                                     --             --         12,795          12,795
                                                                ----      ---------       --------       ---------

BALANCE, December 31, 1998                                       115         73,768         16,229          90,112

   Net income for period January 1 to December 15,
     1999                                                         --             --         14,737          14,737
                                                                ----      ---------       --------       ---------

BALANCE, December 15, 1999                                       115         73,768         30,966         104,849
                                                                ====      =========       ========       =========

SUCCESSOR COMPANY

BALANCE, December 15, 1999                                       115         73,768         30,966         104,849

   Convert retained earnings to additional paid-in capital
     (Note 2)                                                     --         30,966        (30,966              --
   New goodwill directly resulting from change in
     control (Note 2)                                             --          2,121             --           2,121
   Net income for period December 16 to December 31,
     1999                                                         --             --          2,648           2,648
                                                                ----      ---------       --------       ---------

BALANCE, December 31, 1999                                      $115      $ 106,855       $  2,648       $ 109,618
                                                                ====      =========       ========       =========


                    See accompanying notes to consolidated financial statements.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)
================================================================================

                                                                PERIOD FROM    PERIOD FROM
                                                                DECEMBER 16,    JANUARY 1,
                                                                    1999           1999
                                                                     TO             TO          Year Ended    Year Ended
                                                                DECEMBER 31,   DECEMBER 15,    December 31,  December 31,
                                                                    1999           1999            1998          1997
                                                                ------------   ------------   -------------  -------------
                                                                (SUCCESSOR)    (PREDECESSOR)  (Predecessor)  (Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $ 2,648       $ 14,737       $ 12,795       $  6,655
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                     277          3,719          3,287          1,669
     Net (gain) loss on sale of property, premises and
       equipment                                                        --            (36)            27             44
     Equity in earnings from unconsolidated
       subsidiaries                                                    (39)          (686)          (812)          (465)
     Deferred tax (benefit) expense                                     22           (362)           134            109
     Compensation costs paid by parent                                  --             --             --            313
   Changes in operating assets and liabilities net of effects from purchase of Westbrooke Communities, Inc.:
     Inventory and land held for development, net                   (2,908)       (66,901)       (41,998)       (19,026)
     Receivables - title companies                                      50          1,139         (1,451)           522
     Receivables - affiliates and other                               (143)        (3,289)        (2,247)             5
     Other assets                                                      (84)        (1,920)         1,417         (1,252)
     Payable to affiliates                                              --         (2,442)           667           (287)
     Accounts payable and accrued liabilities                          571         13,134          2,930            801
     Other liabilities                                                 265          6,102          5,985            428
     Federal income tax payable                                      1,383            362             --             --
                                                                   -------       --------       --------       --------

Net cash provided by (used in) operating activities                  2,042        (36,443)       (19,266)       (10,484)
                                                                   -------       --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of certificate of deposit                     --             --             --          1,000
   Purchases of property, premises and equipment                        --         (2,286)        (2,134)        (1,812)
   Proceeds from sales of property, premises and
     equipment                                                          --            139             44             33
   Purchase of Westbrooke, net of cash acquired                         --             --          2,280             --
   Other                                                                --             --             --            (32)
   Investment in unconsolidated subsidiaries                            --           (345)          (255)          (105)
   Distributions from unconsolidated subsidiaries                       --            920            903          1,691
                                                                   -------       --------       --------       --------

Net cash provided by (used in) investing activities                     --         (1,572)           838            775
                                                                   -------       --------       --------       --------

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)

================================================================================

                                                            PERIOD FROM    PERIOD FROM
                                                           DECEMBER 16,    JANUARY 1,
                                                               1999           1999
                                                                TO             TO          Year Ended      Year Ended
                                                           DECEMBER 31,    DECEMBER 15,    December 31,    December 31,
                                                               1999           1999            1998            1997
                                                           -----------    -------------   -------------   -------------
                                                           (SUCCESSOR)    (PREDECESSOR)   (Predecessor)   (Predecessor)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering of
     common stock                                            $     --       $      --       $  18,446       $      --
   Net proceeds from underwriters over-allotment
     option                                                        --              --           2,879              --
   Capital contributions received                                  --              --             301             181
   Dividends paid                                                  --              --              --          (4,810)
   Proceeds from advances on construction loans
     payable                                                   12,860         337,506         279,694         140,101
   Principal payments on construction loans payable           (12,902)       (296,737)       (261,263)       (130,463)
   Principal payments on acquisition notes payable                 --          (2,468)        (16,581)             --
   Proceeds from advances on notes payable to affiliate            --              --              --           8,373
   Principal payments on notes payable to affiliate                --              --              --          (3,569)
                                                             --------       ---------       ---------       ---------

Net cash provided by (used in) financing activities               (42)         38,301          23,476           9,813
                                                             --------       ---------       ---------       ---------

INCREASE IN CASH                                                2,000             286           5,048             104

CASH, beginning of period                                       6,080           5,794             746             642
                                                             --------       ---------       ---------       ---------

CASH, end of period                                          $  8,080       $   6,080       $   5,794       $     746
                                                             ========       =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
     Interest                                                $    541       $  12,436       $   9,501       $   5,939
                                                             ========       =========       =========       =========
     Income taxes                                            $     --       $  10,723       $   7,456       $   4,182
                                                             ========       =========       =========       =========


                See accompanying Notes 2, 3, 4 and 8 for supplemental disclosure of noncash investing and financing activities.

                    See accompanying notes to consolidated financial statements.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1. ORGANIZATION            Newmark Homes Corp. (NHC or the Company) is an 80%
                           owned subsidiary of Technical Olympic USA, Inc.
                           (TOUSA) as of December 15, 1999. NHC was formed in December 1994 to serve as a real estate holding company.

                           NHC's primary subsidiaries are as follows:

                                     SUBSIDIARY                          NATURE OF BUSINESS
                           -----------------------------     ----------------------------------------------

                           Newmark Home Corporation          Single-family residential homebuilding in
                              (Newmark)                         Texas, Tennessee and North
                                                                Carolina-formed in 1983.

                           Westbrooke Communities, Inc.      Single-family residential homebuilding and
                              (Westbrooke)                      residential lot developer in
                                                                Florida-formed in 1976.

                           The Adler Companies, Inc.         Single-family residential homebuilding in
                              (Adler)                           Florida-formed in 1990.

                           Pacific United Development        Residential lot developer in Texas and
                              Corporation (PUDC)                Tennessee-formed in 1993.
                           =============================     ==============================================


2. CHANGE IN CONTROL       On December 15, 1999, TOUSA purchased 9,200,000
                           shares of the Company's common stock for $86 million in cash. The shares sold in this transaction represent 80% of the Company's outstanding common stock. TOUSA purchased the shares from Pacific Realty
                           Group, Inc. (PRG), a Nevada corporation, which is a wholly-owned subsidiary of Pacific USA Holdings Corp.
                           (PUSA), a Texas corporation and an indirect subsidiary of Pacific Electric Wire & Cable, Ltd.

                           TOUSA, a Delaware corporation, is a wholly-owned subsidiary of Technical Olympic (UK) PLC, an English company, which is a wholly-owned subsidiary of Technical Olympic S.A., a Greek company.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. CHANGE IN CONTROL       This acquisition by TOUSA is accounted for as a
   (CONTINUED)             purchase, and the purchase price is recorded on the
                           Company's books. The excess of purchase price over the fair value of the assets acquired and the liabilities assumed approximates $46 million of which approximately $2.1 million is directly attributed to the transaction of change in control.

                           In connection with the acquisition by TOUSA of the Common Stock, the Company entered into a Services Agreement with PUSA to provide certain centralized support services to the Company, including general advisory services, market expansion research services and administrative support services.

                           The 1998 Tandem Stock Option/Stock Appreciation Rights Plan was terminated, as follows: The Company exercised its right to terminate the options upon a change of control and to pay the spread between the exercise price and the closing price of the Common Stock on the date of the change of control, December 15, 1999. There was no spread, and the options expired and terminated on December 15, 1999. There were no other incentive awards outstanding or exercisable in fiscal year 1999 (see Note 13).

                           Pursuant to the stock purchase agreement entered into in connection with the acquisition of Westbrooke (see
                           Note 4), certain additional consideration based on Westbrooke achieving specified income targets over a five year period became due and payable to the prior majority owner and key employees of Westbrooke upon a change of control. Westbrooke entered into an Amendment to Stock Purchase Agreement (Amendment) with the prior owner and key employees of Westbrooke regarding the amount and timing of the additional consideration as well as the acquisition of certain partnership interests from the key employees. The amount of additional consideration recorded in the transaction as a result of the change in control to the prior majority owner was $4.6 million in the form of a promissory note. Additionally, the Amendment adjusted the level of additional consideration payable to the key employees from 6% to 7.5% of the net income before income taxes, all as defined in the Amendment. The Company will record such payments as compensation expense in the periods in which they are earned.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. CHANGE IN CONTROL       The Tax Allocation Agreement (the tax sharing
   (CONTINUED)             agreement) between PUSA and the Company was partially
                           terminated whereby the Company would pay PUSA an amount equal to the federal income taxes that the Company would owe (or refund that it would receive) had it prepared its federal income tax return on a stand-alone basis (see Note 10).

                           For tax purposes, the Company elected to treat the change in control as a deemed taxable sale of assets resulting in a step-up in the tax basis of assets in accordance with Internal Revenue Code ss.338(h)(10). By electing ss.338(h)(10), the Company recognized taxable income of approximately $20 million, and $8 million of tax per the original tax sharing agreement, due to the difference in the financial statement basis and the tax basis of the assets immediately prior to the change in control. In terms of the purchase and sale agreement between PUSA and TOUSA, the tax sharing agreement was modified to exclude the gain and corresponding tax from this transaction from the calculation of the tax payments by the Company to PUSA. Accordingly, the Company recognized its income tax expense based on the taxable income generated from its operations.

                           As a result, the consolidated amounts of the Successor Company are presented on a new basis of accounting different from the financial statements of the Predecessor Company and, therefore, are not comparable.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. CHANGE IN CONTROL       The following table represents the operating results
   (CONTINUED)             of the Company on a full year basis in 1999 (in
                           thousands, except per share information):

                                                                                   Amount
                                                                                 ---------

                           Revenues                                              $ 491,714
                           Cost of sales                                           411,011
                                                                                 ---------

                           Gross profit                                             80,703

                           Equity in earnings from unconsolidated subsidiaries         725
                           Selling, general and administrative expenses            (49,565)
                           Depreciation and amortization                            (3,996)
                                                                                 ---------

                           Operating income                                         27,867

                           Other income (expense):
                              Interest expense                                      (1,845)
                              Other income, net                                      1,064
                                                                                 ---------

                           Income before income taxes                               27,086
                           Income taxes                                              9,701
                                                                                 ---------

                           Net income                                            $  17,385
                                                                                 =========

                           Net income per common share                           $    1.51
                                                                                 =========


3. SUMMARY OF              The accounting and reporting policies of the Company
   SIGNIFICANT             conform to generally accepted accounting principles
   ACCOUNTING              and general practices within the homebuilding
   POLICIES                industry. The following summarizes the more
                           significant of these policies.

                           BASIS OF PRESENTATION

                           The consolidated financial statements include the accounts of NHC and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

                           USE OF ESTIMATES

                           The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. SUMMARY OF              ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
   SIGNIFICANT
   ACCOUNTING              Statement of Financial Accounting Standards (SFAS)
   POLICIES                No. 121 addresses the accounting for the impairment
   (CONTINUED)             of long-lived assets, certain identifiable
                           intangibles and goodwill when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on undiscounted future cash flows.

                           CONCENTRATION OF CREDIT RISK

                           The Company conducts business primarily in Texas, Florida, Tennessee, and North Carolina. Accordingly, the market value of the Company's inventory is susceptible to changes in market conditions that may occur in Texas, Florida, Tennessee, and North Carolina.

                           The Company has accounts with various financial institutions, which are insured by the FDIC. Amounts exceeding the FDIC insured amounts are $9.4 million at December 31, 1999.

                           RECEIVABLES FROM TITLE COMPANIES

                           Receivables from title companies consist of sales proceeds due for homes sold and closed, less amounts withheld by the title companies for disbursements to third parties.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. SUMMARY OF              INVENTORY
   SIGNIFICANT
   ACCOUNTING              Single family residences and lots and land held for
   POLICIES                development are recorded at the lower of cost or
   (CONTINUED)             estimated net realizable value. Net realizable value
                           is defined as the estimated proceeds upon disposition, less applicable future costs to complete and sell. Construction costs are accumulated during the period of construction. The Company utilizes the specific identification method of charging construction costs to cost of sales as units are sold. Common construction overhead costs are allocated to each individual home in the various subdivisions based upon the total number of homes to be constructed in each subdivision community.

                           Interest cost and overhead related to construction activities, primarily salaries and benefits of supervisors and supporting staff, are capitalized as construction costs during the construction period and charged to cost of sales as the related inventories are sold. Selling, general and administrative costs are expensed at the time they are incurred.

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

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. SUMMARY OF              PURCHASE OPTIONS
   SIGNIFICANT
   ACCOUNTING              The Company enters into lot option contracts and
   POLICIES                contracts to purchase land for lot development. When
   (CONTINUED)             the Company does not exercise an option, its
                           liability is limited to the forfeiture of the related deposit (Note 5). Consequently, the Company's policy is to record the lots or land and the related liabilities at the time such are purchased and legal title has passed.

                           GOODWILL

                           At December 16, 1999, goodwill of approximately $46 million represents the combination of the goodwill resulting from the transaction of change in control and the goodwill attributed to the 20% minority interest immediately prior to the transaction of change in control. Starting from December 16, 1999, goodwill is amortized on a straight-line basis over thirty years. Periodically, the Company evaluates goodwill for impairment by determining whether the amortization of the balance over its remaining life can be recovered through future undiscounted cash flows of the Company.

                           REVENUE RECOGNITION

                           Revenue is recognized at the time of the closing of the sale, when title to and possession of the property transfers to the buyer.

                           ADVERTISING COSTS

                           As incurred, the Company expenses advertising costs, consisting primarily of newspaper and trade publications, signage and the cost of maintaining an internet web-site. Advertising expense included in selling, general and administrative expenses for the years ended December 31, 1999, 1998 and 1997 was approximately $7.6 million, $6.7 million and $3.5 million, respectively.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. SUMMARY OF              REPORTING ON THE COSTS OF START-UP ACTIVITIES
   SIGNIFICANT
   ACCOUNTING              Statement of Position 98-5, "Reporting on the Costs
   POLICIES                of Start-Up Activities" (SOP 98-5), issued by the
   (CONTINUED)             American Institute of Certified Accountants, is
                           effective for years after December 15, 1998. Early adoption is permitted. SOP 98-5 requires that costs of start-up activities be expense as incurred. The
                           Company adopted SOP 98-5 on January 1, 1999 and
                           $259,000 of start-up costs were expensed during the period from January 1 to December 15, 1999.

                           INCOME TAXES

                           The Company was included in the consolidated federal income tax return of PUSA through December 15, 1999. Under the former tax sharing agreement with PUSA, the Company was required to calculate its federal income tax on a separate company basis and pay to PUSA the amount of the liability. When applicable, the Company was entitled to receive payments from PUSA. Such payment was only applicable to the extent the benefits calculated could be utilized to offset prior separate company income through carryback or, if carried forward, at the time such benefits were utilized to offset separate company income.

                           Effective December 16, 1999, the Company will be included in the consolidated federal income tax return with TOUSA.

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

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. SUMMARY OF              EARNINGS PER SHARE
   SIGNIFICANT
   ACCOUNTING              The Company presents earnings per share data in
   POLICIES                accordance with the Provisions of Statement of
   (CONTINUED)             Financial Accounting Standards No. 128, "Earnings Per
                           Share" (SFAS No. 128). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

                           Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than market exercise prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

                           The following tables reconcile the computation of basic and diluted EPS for the years ended December 31, 1999, 1998 and 1997.

                                                     PERIOD FROM
                                                      DECEMBER      PERIOD FROM
                                                         16,        JANUARY 1,
                                                        1999           1999
                                                         TO             TO        Years Ended December 31,
                                                      DECEMBER       DECEMBER     -------------------------
                                                      31, 1999       15, 1999        1998          1997
                                                    -------------  -------------  ------------  -----------

                           INCOME AVAILABLE TO
                             COMMON SHAREHOLDERS
                              (Numerator)           $   2,648,000  $  14,737,000  $ 12,795,000  $ 6,655,000
                                                    =============  =============  ============  ===========

                           WEIGHTED AVERAGE OF
                             SHARES OUTSTANDING
                              (Denominator)            11,500,000     11,500,000    11,035,342    9,200,000
                                                    =============  =============  ============  ===========

                           BASIC AND DILUTED EPS    $         .23  $        1.28  $       1.16   $      .72

                           EFFECT OF DILUTIVE
                           SECURITIES
                             1998 Tandem Stock
                             Option Plan                       --             --            --           --
                                                    -------------  -------------  ------------  -----------

                           DILUTED EPS              $         .23  $        1.28  $       1.16   $      .72
                                                    =============  =============  ============  ===========

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. SUMMARY OF              FAIR VALUE OF FINANCIAL INSTRUMENTS
   SIGNIFICANT
   ACCOUNTING              Statement of Financial Accounting Standards No. 107,
   POLICIES                "Disclosures about Fair Value of Financial
   (CONTINUED)             Instruments", requires companies to disclose the
                           estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
                           These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. The carrying values of cash, other receivables, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The carrying value of construction loans and notes payable approximates its fair value as substantially all of the debt has a fluctuating interest rate based upon a current market index. The carrying amount of the acquisition notes payable approximate their fair value.

                           RECENT ACCOUNTING PRONOUNCEMENTS

                           Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption to have any effect on its financial position, results of operations and cash flows.

                           RECLASSIFICATIONS

                           Certain reclassifications have been made to conform the prior years' amounts to the current year's presentation.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4. ACQUISITIONS            WESTBROOKE ACQUISITION

                           Effective January 1, 1998, the Company, through its wholly-owned subsidiary Westbrooke Acquisition Corp., acquired all of the outstanding stock of Westbrooke Communities, Inc. and its affiliated entities, a single-family home builder in South Florida. The initial purchase price for Westbrooke was $18.9 million in the form of three promissory notes. A note of $6.6 million bearing an interest rate of 9%, was paid in full in December 1998. The notes are payable in annual installments of $2.4 million beginning in January 1999. The Company made its first installment of $2.4 million in 1999. The remaining notes totaling $9.9 million bear interest at 6.45% payable annually. As indicated in Note 2, the additional consideration earn-out resulted in an additional $4.6 million promissory note. The total acquisition notes payable outstanding to Westbrooke's prior majority owner at December 31, 1999 was $14.5 million (Note 2).

                           In January 1998, the Company agreed to continue to pay additional consideration to the prior owners of Westbrooke equal to 7.5% of net income before income taxes, as defined in the amendment to the Stock Purchase Agreement. (As discussed in Note 2, the Company modified the 6% additional consideration amount to 7.5%.) Such payments will be recorded as compensation expense in the periods in which they are earned.

                           The 1998 acquisition was accounted for using the purchase method and, accordingly, the operating results of Westbrooke were included in the Company's consolidated operating results since the effective date of the acquisition.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4. ACQUISITIONS            As of January 1, 1998, the fair values of assets
   (CONTINUED)             acquired and liabilities assumed, exclusive of cash
                           acquired of $3,618,000 were as follows (in thousands):

                                                            Amount
                                                           --------

                           Inventory                       $ 40,759
                           Receivables                        1,540
                           Property and equipment             1,980
                           Other assets                       2,216
                           Goodwill                          10,159
                           Construction loans payable       (22,308)
                           Acquisition notes payable        (28,922)
                           Other liabilities                 (9,042)
                                                           --------

                                                           $ (3,618)
                                                           ========


                           Additional acquisition costs of $1.3 million were incurred by the Company and recorded as goodwill.

                           The following unaudited pro forma financial information for the year ended December 31, 1997 is presented as if the acquisition of Westbrooke had occurred on January 1, 1997 (dollars in thousands except per share information). This unaudited pro forma financial information does not necessarily reflect the results of operations as if they had occurred or the results that may occur in the future.

                           Year ended December 31,                               1997
                                                                             ------------

                           Revenues                                          $    318,781
                           Cost of sales                                          263,676
                                                                             ------------

                           Gross profit                                            55,105
                           Net income                                        $     10,089
                                                                             ============

                           Earnings per common share:
                              Basic                                          $        .90
                                                                             ============

                           Weighted average number of shares of common
                             stock equivalents outstanding:
                              Basic                                            11,200,000
                                                                             ============

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

5. INVENTORY               The inventory of single family residences as of
                           December 31, 1999 and 1998 consists of the following:

                                                      Number of Homes      Carrying value
                                                      ---------------   --------------------
                                                        December 31,        December 31,
                                                      ---------------   --------------------
                                                      1999      1998      1999        1998
                                                      -----     -----   ---------  ---------
                                                                           (In thousands)

                           Completed                    137       118   $  29,145  $  23,224
                           Under construction         1,038       829     142,975     98,692
                           Models                        80        74      19,763     15,401
                                                      -----     -----   ---------  ---------

                                                      1,255     1,021   $ 191,883  $ 137,317
                                                      =====     =====   =========  =========


                           A summary of interest capitalized in inventory is as follows (in thousands):

                           Years ended December 31,                       1999       1998      1997
                                                                       --------   --------   -------

                           Interest capitalized, beginning of period   $  5,516   $  2,572   $ 1,494
                           Capitalized interest acquired in purchase
                              of Westbrooke                                  --      2,597        --
                           Interest incurred                             12,859     11,163     6,518
                           Less interest included in:
                              Cost of sales                              10,264      8,877     3,453
                              Interest expense                            1,845      1,939     1,987
                                                                       --------   --------   -------

                           Interest capitalized, end of period         $  6,266   $  5,516   $ 2,572
                                                                       ========   ========   =======


                           In the ordinary course of business, the Company enters into contracts to purchase lots and land for lot development. At December 31, 1999 and 1998, the Company had nonrefundable deposits aggregating $1.5 million and $1.3 million included in other assets in the accompanying consolidated balance sheets, for lots and land with a related purchase price of approximately and $56.6 million and $64.4 million, respectively. The Company's liability for nonperformance under such contracts is limited to forfeiture of the related deposits.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6. INVESTMENT IN           Included in the investments in unconsolidated
   UNCONSOLIDATED          subsidiaries, the Company, during 1997, acquired a
   SUBSIDIARIES            49% interest in Pacific Title L.L.C., a title agency,
                           for $24,000 and a 50% interest in NHC Mortgage, a mortgage finance company, for $81,000. During 1998, the Company acquired a 25% interest in Spicewood at Bull Creek, a land development company, for $250,000.
                           In 1999, the Company acquired a 37.5% interest in Scofield Farms, a land development company, for $300,000. The Company does not have control of these entities and therefore has accounted for its interests using the equity method. The operations are immaterial to the consolidated financial statements.

7. CONSTRUCTION LOANS      Construction loans payable consist of the following
   PAYABLE                 at December 31, 1999 and 1998 (in thousands):

                                                                                1999        1998
                                                                              ---------   ---------

                           Construction and lot loans with financial
                              institutions, collateralized by lots and
                              single family residences completed or
                              under construction, bearing interest at
                              the prime rate to prime plus 1.5% (8.50%
                              to 10% at December 31, 1999), maturing
                              upon completion and sale of the homes as
                              defined in the loan
                              agreement                                       $ 114,215   $  94,526

                           Development and land acquisition loans with
                              financial institutions, collateralized by
                              deeds of trust on property, with maturing
                              dates ranging from July 2000 through
                              November 2003, bearing interest at prime
                              to prime plus 1.5%, (8.50% to 10% at
                              December 31, 1999)                                 34,476      11,564

                           Promissory note with a bank, collateralized by
                              property, bearing interest at 7.45%, payable
                              monthly, maturing in March, 2008                      689         749
                                                                              ---------   ---------

                                                                              $ 149,380   $ 106,839
                                                                              =========   =========

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7. CONSTRUCTION LOANS      Maturities on construction loans payable at December
   PAYABLE (CONTINUED)     31, 1999 are as follows (in thousands):

                           December 31,            Amount
                                                 ---------

                               2000              $ 148,756
                               2001                     70
                               2002                     75
                               2003                     81
                               2004                     87
                               Thereafter              311
                                                 ---------

                               Total             $ 149,380
                                                 =========


                           Construction and lot loans are generally repaid as sales of individual homes are closed and therefore are considered current at December 31, 1999. At December 31, 1999, the Company had unused lines of credit for construction loans totaling approximately $255 million of which $26.9 million was available to draw down.

                           Certain of the Company's lenders require, among other things, that the Company maintain minimum tangible net worth levels and debt to tangible net worth ratios. At December 31, 1999, the Company was in compliance with such requirements. Certain debt agreements of NHC's subsidiaries restrict the subsidiaries' ability to pay dividends or advance funds to NHC to the extent that the payment would put the subsidiary in violation of debt covenants. Under the most restrictive of these covenants, there was no restriction on the amount of retained earnings available to pay dividends at December 31, 1999.

8. PAYABLE TO              Payable to affiliates consists of amounts owed by the
   AFFILIATES              Company to PUSA. At December 31, 1997, PUSA forgave
                           the balance of outstanding notes payable due from the Company of $9.9 million. Accordingly, the Company recorded this transaction as a capital contribution.
                           Total interest paid to PUSA, relating to these notes payable, during the year ended December 31, 1997 was approximately $557,000.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

9. RELATED PARTY           As a subsidiary of PUSA, the Company purchased
   TRANSACTIONS            insurance policies from an affiliated insurance
                           broker. The affiliated entity earned commissions of $155,000 $152,000 and $93,000 in 1999, 1998 and 1997,
                           respectively, with respect to such policies. Also, as a subsidiary of PUSA, the Company purchased demographic and economic research information through an affiliate for $10,000 per year (See Note 2).

                           The Company provides various managerial services to a related company for which it receives a fee. For the years ended December 31, 1999, 1998 and 1997, management fees included in other income were $0, $0 and $246,000, respectively.

10. INCOME TAXES           Components of income tax expense (benefit) consist of
                           (in thousands):

                           Years ended December 31,     1999       1998     1997
                                                      --------   -------   -------

                           Current:
                              Federal                 $  9,984   $ 7,183   $ 4,038
                              State                         57       320       125
                                                      --------   -------   -------

                                                        10,041     7,503     4,163
                                                      --------   -------   -------

                           Deferred:
                              Federal                     (340)      134        (1)
                              State                         --        --       110
                                                      --------   -------   -------

                                                          (340)      134       109
                                                      --------   -------   -------

                                                      $  9,701   $ 7,637   $ 4,272
                                                      ========   =======   =======

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10. INCOME TAXES           The difference between total reported income taxes
    (CONTINUED)            and expected income tax expense computed using the
                           federal statutory income tax rate of 35% for 1999, 1998 and 1997 is reconciled as follows (in thousands):

                           Years ended December 31,             1999      1998     1997
                                                               -------   -------  -------

                           Computed "expected" tax expense     $ 9,481   $ 7,151  $ 3,825
                           Non-deductible goodwill
                             amortization                          208       216      211
                           State taxes, net of federal benefit      38       208      153
                           Other                                   (26)       62       83
                                                               -------   -------  -------
                                                               $ 9,701   $ 7,637  $ 4,272
                                                               =======   =======  =======


                           Significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

                           December 31,                                          1999     1998
                                                                                ------   ------

                           Deferred tax assets:
                             Warranty/advertising reserve                       $   --   $  441
                             Property, premises and equipment,
                               principally due to differences in
                               depreciation                                         --        1
                             Capitalized interest                                   --      172
                             Accrued bonuses                                        --      551
                             Partnership investment                                 --      (15)
                             Amortizable intangibles                               155       --
                             Other                                                  --      111
                                                                                ------   ------

                           Total gross deferred tax assets                         155    1,261
                                                                                ------   ------

                           Deferred tax liabilities:
                             Amortizable intangibles                                --     (522)
                             Other                                                  --      (16)
                                                                                ------   ------

                           Total gross deferred tax liabilities                     --     (538)
                                                                                ------   ------

                           Net deferred tax asset                               $  155   $  723
                                                                                ======   ======

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10. INCOME TAXES           Management of the Company believes that it is more
    (CONTINUED)            likely than not that the gross deferred tax assets
                           will be realized or settled due to the Company's ability to generate taxable income exclusive of reversing timing differences. Accordingly, no valuation allowance was established at December 31, 1999 and 1998.

                           Included in the payable to affiliates is approximately $362,000 as of December 31, 1999 and $2.4 million as of December 31, 1998 payable to PUSA under terms of the tax sharing agreement. Payments of $10.7 million, $7.4 million, and $3.9 million, respectively, were made to PUSA for federal income taxes during 1999, 1998 and 1997, under the aforementioned agreement.

                           The Internal Revenue Code ss.338(h)(10) election discussed in Note 2 resulted in the creation of amortizable goodwill for tax purposes in excess of amortizable goodwill for financial statement purposes. Accordingly, the Company recognized a new deferred tax asset of approximately $177,000 at December 16, 1999. From December 16, 1999, the financial statement goodwill of approximately $46 million will be amortized on a straight-line basis over a period of thirty years whereas the tax goodwill of approximately $46.5 million will be amortized on a straight-line basis over a period of fifteen years.

11. COMMITMENTS AND        The Company leases office premises and equipment
    CONTINGENCIES          under noncancellable operating leases. Future minimum
                           payments under these noncancellable operating leases for the fiscal years ending on December 31 are as follows:

                             December 31,                         Amount
                                                               ------------

                               2000                            $    486,000
                               2001                                 393,000
                               2002                                 134,000
                               2003                                  40,000
                               2004                                  20,000
                                                               ------------

                                                               $  1,073,000
                                                               ============

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11. COMMITMENTS AND        Rental expense for the year ended December 31, 1999,
    CONTINGENCIES          1998 and 1997 aggregated, $425,000, $327,000 and
    (CONTINUED)            $332,000, respectively.

                           The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

                           The Company provides homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. The Company generally has recourse against its subcontractors for claims relating to workmanship and materials. The Company also provides a ten-year homeowner's warranty through a single national contract with a third party. This warranty generally covers major structural defects. Estimated warranty costs are recorded at the time of sale. Total warranty expense for the year ended December 31, 1999, 1998 and 1997 was $3.2 million, $2.1 million and $1.6 million, respectively. As of December 31, 1999 and 1998, the liability for warranty costs was $1.2 million and $1.1 million respectively, and was included in other liabilities.

                           The Company has an unsecured letter of credit facility which is used to issue letters of credit which guarantee Westbrooke's performance of certain development and construction obligations. At December 31, 1999 letters of credit aggregating $2.8 million were outstanding under this facility. No additional amounts are available under this facility.

12. EMPLOYEE BENEFIT       The Company has a 401 (k) Profit Sharing Plan (the
    PLAN                   Plan). Under the terms of the Plan, the Company
                           matches 50% of employee's voluntary contributions up to a maximum of 6% of each participant's earnings.
                           The Company's matching contributions to the Plan for the year ended December 31, 1999, 1998 and 1997 were $299,000, $446,000 and $256,880, respectively.
                           Effective December 16, 1999, this plan is being sponsored by TOUSA.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13. STOCK OPTIONS          Effective December 15, 1999, as part of the change in
                           control, all Tandem Stock Option/Stock Appreciation
                           Rights were terminated. As of December 31, 1999, the
                           Company has not granted any additional options (See
                           Note 2).

                           During the year ended December 31, 1998, Tandem Stock Option / Stock Appreciation Rights to acquire 682,000 shares at an exercise price of $10.50 with market prices ranging from $7.00 to $11.13 in the year, were granted to certain officers and employees of the Company under the Company's stock option plan. During this same period, no options were exercised. During the period from January 1, 1999 to December 15, 1999, no options were exercised.

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

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. STOCK OPTIONS          Under the accounting provisions of FASB Statement
    (CONTINUED)            123, the Company's net income and net income per
                           share for the year ended December 31, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                   Year ended December 31,            1999             1998
                                                 --------------   --------------
                  Net income:
                    As reported                  $   17,385,000   $   12,795,000
                    Pro forma                                --   $    9,228,000

                  Basic net income per share:
                    As reported                  $         1.51   $         1.16
                    Pro forma                                --   $          .84

                  Diluted net income per share:
                    As reported                  $         1.51   $         1.16
                    Pro forma                                --   $          .84
                                                 ==============   ==============

                   There were no stock options outstanding in 1997.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. QUARTERLY RESULTS      Quarterly results for the years ended December 31,
    (UNAUDITED)            1999 and 1998 are reflected below (in thousands,
                           except per share amounts):



1999                          FOURTH     THIRD      SECOND      FIRST
                              ------     -----      ------      -----
Revenues                     $141,757   $126,745   $130,380   $ 92,832
Operating income             $  9,453   $  8,405   $  6,557   $  3,452
Net income                   $  5,869   $  5,330   $  4,191   $  1,995
Basic earnings per share     $    .51   $    .46   $    .36   $    .17
Diluted earnings per share   $    .51   $    .46   $    .36   $    .17

1998

Revenues                     $121,194   $112,907   $103,057   $ 69,195
Operating income             $  7,302   $  6,051   $  5,116   $  2,701
Net income                   $  4,500   $  3,841   $  3,178   $  1,276
Basic earnings per share     $    .39   $    .33   $    .28   $    .13
Diluted earnings per share   $    .39   $    .33   $    .28   $    .13



                           Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

                                   SCHEDULE I

                      NEWMARK HOMES CORP. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

              PARENT COMPANY ONLY STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 1999 AND 1998

                             (DOLLARS IN THOUSANDS)


                                             ASSETS

                                                                         1999           1998
                                                                    ------------   ------------
Cash and short-term investments .................................   $      1,096   $        359
Investments in and equity in net assets of subsidiaries .........         71,429         90,471
Goodwill ........................................................         45,652              0
Other assets ....................................................            150             12
                                                                    ------------   ------------
          Total assets ..........................................   $    118,327   $     90,842
                                                                    ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Acquisition notes payable .......................................   $      7,600   $          0
Other liabilities ...............................................          1,109            730
                                                                    ------------   ------------
          Total liabilities .....................................          8,709            730
                                                                    ------------   ------------

Stockholders' Equity:
       Common stock .............................................            115            115
       Additional paid in capital ...............................        106,855         73,768
       Retained earnings ........................................          2,648         16,229
                                                                    ------------   ------------

          Total Stockholders' Equity ............................        109,618         90,112
                                                                    ------------   ------------

          Total Liabilities and Stockholders' Equity ............   $    118,327   $     90,842
                                                                    ============   ============




                             PARENT COMPANY ONLY STATEMENTS OF OPERATIONS

                                        (DOLLARS IN THOUSANDS)



                                                                            PERIOD       PERIOD
                                                                        FROM DECEMBER  FROM JANUARY       YEAR           YEAR
                                                                         16, 1999 TO    1, 1999 TO        ENDED          ENDED
                                                                         DECEMBER 31,   DECEMBER 15,   DECEMBER 31,   DECEMBER 31,
                                                                             1999           1999           1998           1997
                                                                         ------------   ------------   ------------   ------------
Equity in earnings of subsidiaries
    (net of taxes) ...................................................   $      2,730   $     15,183   $     13,091   $      6,655
Other expenses .......................................................             82            446            296              0
                                                                         ------------   ------------   ------------   ------------
Net income ...........................................................   $      2,648   $     14,737   $     12,795   $      6,655
                                                                         ============   ============   ============   ============

                              NEWMARK HOMES CORP. AND SUBSIDIARIES

                          CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS

                      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                     (DOLLARS IN THOUSANDS)




                                                                            PERIOD       PERIOD
                                                                        FROM DECEMBER  FROM JANUARY       YEAR           YEAR
                                                                         16, 1999 TO    1, 1999 TO        ENDED          ENDED
                                                                         DECEMBER 31,   DECEMBER 15,   DECEMBER 31,   DECEMBER 31,
                                                                             1999           1999           1998           1997
                                                                         ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................................   $      2,648   $     14,737   $     12,795   $      6,655
   Adjustments to reconcile net income to cash from operating activities:
       Change in other assets ........................................             (6)          (132)         1,781           (446)
       Change in other liabilities ...................................             16            363         (1,073)           456
       Equity in undistributed earnings of subsidiaries ..............         (2,730)       (15,183)       (13,091)        (6,655)
                                                                         ------------   ------------   ------------   ------------
Net cash provided by (used in) operating activities ..................            (72)          (215)           412             10
                                                                         ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Dividends from subsidiaries .......................................             --          2,880             --          4,810
   Capital contributions to subsidiaries .............................             --         (2,000)       (21,690)          (181)
                                                                         ------------   ------------   ------------   ------------
Net cash provided by (used in) investing activities ..................             --            880        (21,690)         4,629
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering of common stock .........             --             --         18,446             --
   Net proceeds from underwriters over-allotment option ..............             --             --          2,879             --
   Capital contributions from parent .................................             --             --            301            181
   Dividends paid to parent ..........................................             --             --             --         (4,810)
                                                                         ------------   ------------   ------------   ------------
Net cash provided by (used in) financing activities ..................             --             --         21,626         (4,629)

Net change in cash and short-term investments ........................             72            665            348             10

Cash at the beginning of the period ..................................          1,024            359             11              1
                                                                         ------------   ------------   ------------   ------------
Cash at the end of the period ........................................   $      1,096   $      1,024   $        359   $         11
                                                                         ============   ============   ============   ============

                                           SCHEDULE II

                              NEWMARK HOMES CORP. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS (WARRANTY RESERVES)

                          YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                     (DOLLARS IN THOUSANDS)


====================================================================================================================
                                                       ADDITIONS
--------------------------------------------------------------------------------------------------------------------

                            BALANCE AT
                           BEGINNING OF    CHARGED TO COSTS      CHARGED TO        DEDUCTIONS --      BALANCE AT END
     DESCRIPTION              PERIOD         AND EXPENSES      OTHER ACCOUNTS        PAYMENT            OF PERIOD
--------------------------------------------------------------------------------------------------------------------
  December 31, 1999      $     1,149       $       2,827            ---         $       (2,754)     $     1,222
====================================================================================================================
  December 31, 1998      $       881       $       2,138            ---         $       (1,870)     $     1,149
====================================================================================================================
  December 31, 1997      $       569       $       1,643            ---         $       (1,331)     $       881
====================================================================================================================

   EXHIBIT
    NUMBER      REF                         EXHIBIT
--------------------------------------------------------------------------------
     2.1        (1)   Stock Purchase Agreement dated January 15, 1998 among
                      James Carr, Westbrooke Communities, Inc., Westbrooke at
                      West Lake, Inc., Westbrooke at Winston Trails, Inc.,
                      Westbrooke at Pembroke Pines, Inc., Westbrooke at Oak
                      Ridge Inc., Harold L. Eisenacher, Leonard R. Chernys,
                      Diana Ibarria, The Westbrooke Partnership, Pacific USA
                      Holdings Corp., Newmark Homes Corp., and Westbrooke
                      Acquisition Corp.

    2.1(b)      (1)   Form of Addendum to Stock Purchase Agreement, effective
                      January 15, 1998.

    2.1(c)      (4)   Amendment to Stock Purchase Agreement dated December 15,
                      1999 among James Carr, Westbrooke Communities, Inc.,
                      Westbrooke at West Lake, Inc., Westbrooke at Winston
                      Trails, Inc., Westbrooke at Pembroke Pines, Inc.,
                      Westbrooke at Oak Ridge, Inc., Harold I. Eisenacher,
                      Leonard R. Chernys and Diana Ibarria, The Westbrooke
                      Partnership, Pacific USA Holdings Corp., Newmark Homes
                      Corp. and Westbrooke Acquisition Corp.

     2.3        (2)   Stock Purchase Agreement dated November 24, 1999 between
                      Pacific Realty Group, Inc., Pacific USA Holdings Corp.,
                      and Technical Olympic USA, Inc.

     3.1        (1)   Amended and Restated Articles of Incorporation.

     3.2        (1)   Bylaws.

     10.1       (1)   Form of Tax Allocation Agreement between Pacific USA and
                      various affiliates and subsidiaries, of Pacific USA,
                      including the Registrant, dated April 28. 1992.

     10.2       (1)   Form of Amendment to Tax Agreement.

     10.3       (4)   Tax Indemnity and Allocation Agreement dated December 15,
                      1999 among Pacific USA Holdings Corp., Pacific Realty
                      Group, Inc., Newmark Homes Corp. and Technical Olympic
                      USA, Inc.

     10.4       (1)   Employment Agreement between Newmark Homes Corp. and Terry
                      White dated January 1, 1998.

     10.5       (1)   Employment Agreement Between Newmark Homes Corp. and J.
                      Eric Rome dated January 1, 1998.

   10.7(a)      (4)   Second Amended and Restated Employment Agreement Between
                      Westbrooke Communities, Inc. and James Carr dated December
                      15, 1999.

   10.7(b)      (4)   Amended and Restated Non-Competition Agreement dated
                      December 15, 1999 among Westbrooke Communities, Inc.,
                      Westbrooke at West Lake, Inc., Westbrooke at Winston
                      Trails, Inc., Westbrooke at Pembroke Pines, Inc.,
                      Westbrooke at Oak Ridge, Inc., The Westbrooke Partnership,
                      Westbrooke Acquisition Corp. and James Carr.

     10.8       (1)   Employment Agreement between Newmark Homes Corp. and
                      Lonnie M. Fedrick dated January 1, 1998.

     10.9       (4)   Amended and Restated Employment Agreement between Newmark
                      Home Corporation and J. Michael Beckett dated March 1,
                      2000.

    10.10       (4)   Form of Tax Allocation Agreement between Technical Olympic
                      USA, Inc. and various affiliates and subsidiaries,
                      including Newmark Homes Corp. and its subsidiaries dated
                      March 15, 2000.

     11.1       (4)   Statement relating to computation of per share earnings.

     12.1       (4)   Statement relating to computation of ratios.

     16.1       (3)   Letter relating to change in certifying accountant is
                      incorporated by reference to Exhibit 16.1 of Registrant's
                      Current Report on Form 8-K dated February 9, 1999.

     21.1       (4)   List of subsidiaries.

     27.1       (4)   Financial Data Schedule.

---------------

    (1) Filed as part of the Company's Registration Statement on Form S-1, Amendment Number 3, filed with the Securities and Exchange Commission on March 5, 1998, File No. 333-42213 and incorporated herein by reference.

    (2) Filed as Exhibit 2.1 of Registrant's Current Report on Form 8K dated December 22, 1999 and incorporated herein by reference.

   (3) Filed as Exhibit 16.1 of Registrant's Current Report on Form 8K dated February 9, 1999 and incorporated herein by reference.

   (4)   Filed herewith.