Form 10-Q
period 2000-03-31
NEWMARK HOMES CORP
filed 2000-05-15
CIK 1046578

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Title                                           Outstanding
        -----                                           -----------
Common Stock, par value $.01                 11,500,000 shares as of May 1, 2000

                               NEWMARK HOMES CORP.
                                      INDEX

                                                                                                   PAGE

PART I.            Financial Information.......................................................     3

          ITEM 1.  Financial Statements........................................................     3

                   Condensed Consolidated Statements of Financial Position.....................     3
                   Condensed Consolidated Statements of Operations.............................     4
                   Condensed Consolidated Statements of Stockholders' Equity...................     5
                   Condensed Consolidated Statements of Cash Flows.............................     6
                   Notes to the Condensed Consolidated Financial Statements....................     7

          ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations..................................................................     9

          ITEM 3.  Changes in Information About Market Risk....................................     13

PART II.           Other Information...........................................................     13

          ITEM 1.  Legal Proceedings...........................................................     13

          ITEM 2.  Changes in Securities.......................................................     14

          ITEM 3.  Defaults Upon Senior Securities.............................................     14

          ITEM 4.  Submission of Matters to a Vote of Security Holders.........................     14

          ITEM 5.  Other Information...........................................................     14

          ITEM 6.  Exhibits and Reports on Form 8-K............................................     14

                   Reports on Form 8-K.........................................................     14

                   Signatures..................................................................     15

                   Exhibit 27 - Financial Data Schedule........................................     16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                ASSETS                                                               MARCH 31,        DECEMBER 31,
                                                                                                       2000               1999
                                                                                                 ----------------   ----------------
                                                                                                     (unaudited)
Cash .....................................................................................             $  6,869         $  8,080
Receivables ..............................................................................                9,402            9,206
Inventory ................................................................................              262,065          255,576
Investment in unconsolidated subsidiaries ................................................                  752              640
Other assets, net ........................................................................               10,301            9,738
Goodwill, net of accumulated amortization of $7,056 and $6,608 in
     2000 and 1999, respectively .........................................................               45,001           45,652
                                                                                                       --------         --------
                  Total assets ...........................................................             $334,390         $328,892
                                                                                                       ========         ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Construction loans payable ...............................................................             $154,640         $149,380
Acquisition notes payable ................................................................               11,055           14,473
Other payables to affiliates .............................................................                3,173            1,745
Accounts payable and accrued liabilities .................................................               31,951           36,639
Other liabilities ........................................................................               18,629           17,037
                                                                                                       --------         --------
                  Total liabilities ......................................................              219,448          219,274
                                                                                                       --------         --------
Stockholders' equity:
     Common stock -- $.01 par value; 30,000,000 shares authorized,
             11,500,000 shares issued and outstanding ....................................                  115              115
     Additional paid-in capital ..........................................................              106,855          106,855
     Retained earnings ...................................................................                7,972            2,648
                                                                                                       --------         --------
                  Total stockholders' equity .............................................              114,942          109,618
                                                                                                       --------         --------
                  Total liabilities and stockholders' equity .............................             $334,390         $328,892
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

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                        THREE MONTHS
                                                                                                       ENDED MARCH 31,
                                                                                           ----------------------------------------
                                                                                               2000                        1999
                                                                                           ------------                ------------
Revenues ...................................................................               $    136,426                $     92,832
Cost of sales ..............................................................                    113,209                      78,339
                                                                                           ------------                ------------
Gross profit ...............................................................                     23,217                      14,493
Equity in earnings from unconsolidated subsidiaries ........................                        122                         123
Selling, general and administrative expenses ...............................                    (13,566)                    (10,324)
Depreciation and amortization ..............................................                     (1,048)                       (840)
                                                                                           ------------                ------------
     Operating income ......................................................                      8,725                       3,452
Other income (expense):
     Interest expense ......................................................                       (744)                       (403)
     Other income, net .....................................................                        348                         114
                                                                                           ------------                ------------
          Income before income taxes .......................................                      8,329                       3,163
Income taxes ...............................................................                      3,005                       1,168
                                                                                           ------------                ------------
          Net income .......................................................               $      5,324                $      1,995
                                                                                           ============                ============
Earnings per common share:
     Basic .................................................................               $        .46                $        .17
                                                                                           ============                ============
     Diluted ...............................................................               $        .46                $        .17
                                                                                           ============                ============
Weighted average number of shares of common
   stock equivalents outstanding:
         Basic .............................................................                 11,500,000                  11,500,000
                                                                                           ============                ============
         Diluted ...........................................................                 11,500,000                  11,500,000
                                                                                           ============                ============

   See accompanying notes to the condensed consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      ADDITIONAL
                                                        COMMON          PAID-IN           RETAINED
                                                         STOCK          CAPITAL           EARNINGS            TOTAL
                                                         -----         --------           --------           --------
Balance, December 31, 1999.......................        $ 115         $106,855            $ 2,648          $ 109,618
Net income.......................................            -                -              5,324              5,324
                                                         -----         --------           --------           --------
Balance, March 31, 2000..........................        $ 115         $106,855            $ 7,972           $114,942
                                                         =====         ========           ========           ========

Balance, December 31, 1998.......................        $ 115         $ 73,768           $ 16,229           $ 90,112
Net income.......................................            -                -              1,995              1,995
                                                         -----         --------           --------           --------
Balance, March 31, 1999..........................        $ 115         $ 73,768           $ 18,224           $ 92,107
                                                         =====         ========           ========           ========

    See accompanying notes to the condensed consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                             THREE MONTHS
                                                                                                            ENDED MARCH 31,
                                                                                                     ------------------------------
                                                                                                       2000                  1999
                                                                                                     --------              --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................................             $  5,324              $  1,995
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization .....................................................                1,048                   840
     Net (gain) on sale of property, premises and equipment ............................                  (19)                  (24)
     Equity in earnings from unconsolidated subsidiaries ...............................                 (122)                 (123)
     Changes in operating assets and liabilities:
         Inventory and land held for development, net ..................................               (6,489)              (25,259)
         Receivables ...................................................................                 (196)               (1,378)
         Other assets ..................................................................                 (877)               (1,093)
         Payable to affiliates..........................................................                1,428                (2,442)
         Accounts payable and accrued liabilities ......................................               (4,687)               (1,331)
         Other liabilities .............................................................                1,592                 2,085
                                                                                                     --------              --------
         Net cash used in operating activities .........................................               (2,998)              (26,730)
                                                                                                     --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, premises and equipment .......................................                 (396)                 (621)
    Proceeds from sales of property, premises and equipment ............................                   61                   111
   Increase in goodwill ................................................................                  270                  --
    Investment in unconsolidated subsidiaries ..........................................                  (93)                  (50)
   Distributions from unconsolidated subsidiaries ......................................                  103                   228
                                                                                                     --------              --------
         Net cash used in investing activities .........................................                  (55)                 (332)
                                                                                                     --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from advances on construction loans payable ................................               89,436                86,857
   Principal payments on construction loans payable ....................................              (84,176)              (60,065)
   Principal payments on acquisition notes payable .....................................               (3,418)               (2,468)
                                                                                                     --------              --------
         Net cash provided by financing activities .....................................                1,842                24,324
                                                                                                     --------              --------
DECREASE IN CASH .......................................................................               (1,211)               (2,738)
CASH, beginning of period ..............................................................                8,080                 5,794
                                                                                                     --------              --------
CASH, end of period ....................................................................             $  6,869              $  3,056
                                                                                                     ========              ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for:
     Interest ..........................................................................             $  4,288              $  3,572
                                                                                                     ========              ========
     Income taxes ......................................................................             $  1,540              $  4,079
                                                                                                     ========              ========

   See accompanying notes to the condensed consolidated financial statements.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Newmark Homes Corp. and subsidiaries (the "Company") is an 80% owned subsidiary of Technical Olympic USA, Inc. ("TOUSA") as of December 15, 1999. The Company was formed in December 1994 to serve as a real estate holding company.

The Company's primary subsidiaries are as follows:

           SUBSIDIARY                                           NATURE OF BUSINESS
           ----------                                           ------------------
Newmark Home Corporation ("Newmark")........       Single-family residential homebuilding in Texas,
                                                   Tennessee and North Carolina - formed in 1983.
Westbrooke Communities, Inc.
     ("Westbrooke").........................       Single-family residential homebuilding and residential
                                                   lot developer in Florida - formed in 1976.

The Adler Companies, Inc. ("Adler").........       Single-family residential homebuilding in Florida -
                                                   formed in 1990.
Pacific United Development Corporation
     ("PUDC")...............................       Residential lot development in Texas and Tennessee -
                                                   formed in 1993.

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

INTERIM PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements included as part of this 10-Q filing should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K.

EARNINGS PER SHARE

Basic Earnings Per Share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table reconciles the computation of basic and diluted Earnings Per Share for the three months ended March 31, 2000 and 1999.

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                  2000            1999
                                               -----------      -----------
Income available to common shareholders
(Numerator) ..............................     $ 5,324,000      $ 1,995,000

Weighted average of shares outstanding
(Denominator) ............................      11,500,000       11,500,000

Basic and diluted Earnings Per Share .....     $       .46      $       .17

Effect of dilutive Securities
     1998 Tandem Stock Option Plan .......              --               --
                                               -----------      -----------
Diluted Earnings Per Share ...............     $       .46      $       .17
                                               ===========      ===========

NOTE 2.  INVENTORY

Inventory balances as of March 31, 2000 and December 31, 1999 consist of the following:

                                                                                                        CARRYING VALUE
                                                             NUMBER OF HOMES                            (IN THOUSANDS)
                                                        ------------------------------           ---------------------------------
                                                        MARCH 31,         DECEMBER 31,           MARCH 31,            DECEMBER 31,
                                                          2000                1999                 2000                   1999
                                                         -----               -----               --------               --------

Completed ....................................             182                 137               $ 38,178               $ 29,145
Under construction ...........................             979               1,038                143,414                142,975
Models .......................................              83                  80                 18,744                 19,763
Residential lots .............................              --                  --                 61,729                 63,693
                                                         -----               -----               --------               --------
               Total .........................           1,244               1,255               $262,065               $255,576
                                                         =====               =====               ========               ========

NOTE 3.  CAPITALIZED INTEREST

A summary of interest capitalized in inventory is as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ---------------------
                                                          2000           1999
                                                         ------         ------
Interest capitalized, beginning of period ........       $6,266         $5,516
Interest incurred ................................        3,904          2,724
Less interest included in:
      Cost of sales ..............................        2,553          1,698
      Other income ...............................          744            403
                                                         ------         ------
Interest capitalized, end of period ..............       $6,873         $6,139
                                                         ======         ======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including the Company's exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors that may cause actual results to differ materially.

RESULTS OF OPERATIONS

The following tables set forth certain operating and financial data for the
Company:

                                                       NEW SALES CONTRACTS,                                            HOMES IN
                                                       NET OF CANCELLATIONS           HOME CLOSINGS                  SALES BACKLOG
                                                       --------------------         ------------------            ------------------
                                                           THREE MONTHS                THREE MONTHS                      AS OF
                                                          ENDED MARCH 31,            ENDED MARCH 31,                   MARCH 31,
                                                       --------------------         ------------------            ------------------
                                                        2000          1999          2000          1999            2000          1999
                                                       ------        ------         ----          ----            ----          ----
Houston ......................................           165           191           128           121             158           245

Austin .......................................           187           208           165           118             317           274

Dallas/Ft. Worth .............................            38            68            29            35              41            90

San Antonio ..................................            12           --              4           --                9           --

Ft. Lauderdale, Palm Beach, Miami ............           173           160           210           125             494           350

Nashville ....................................            31            26            17            15              26            33

Charlotte ....................................             5             1             4           --                2             1

Greensboro/Winston-Salem .....................             6           --              6           --                5           --
                                                        ----          ----          ----          ----            ----          ----
Total ........................................           617           654           563           414           1,052           993
                                                        ====          ====          ====          ====            ====          ====

                                                    AS A PERCENTAGE OF REVENUE
                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                     ------------------------
                                                      2000              1999
                                                      ----              ----
Cost of sales..................................       83.0%             84.4%
Gross profit...................................       17.0%             15.6%
Selling, general and administrative expenses...        9.9%             11.1%
Income before income taxes.....................        6.1%              3.4%
Income taxes (1)...............................       36.1%             36.9%
Net income.....................................        3.9%              2.1%

(1) As a percent of income before income taxes.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

Revenues increased by 47.0% to $136.4 million in the three months ending March 31, 2000 from $92.8 million in the three months ending March 31, 1999 due to a combination of an increase in units closed and an increase in average selling price. The number of homes closed by the Company increased by 36.0% to 563 homes in the three months ending March 31, 2000 from 414 homes in the three months ending March 31, 1999. The Company's average selling price of homes closed in the three months ending March 31, 2000 was $240,449, an increase of 7.9% from the $222,902 average selling price in the three months ending March 31, 1999. The average selling price of a Newmark(R) home closed in the three months ending March 31, 2000 was $265,158, an increase of 11.4% from the $238,133 average selling price in the three months ending March 31, 1999. The Fedrick, Harris Estate Homes average selling price of homes closed in the three months ending March 31, 2000 was $444,253, an increase of 5.8% from the $419,993 average selling price in the three months ending March 31, 1999. In the South Florida market, Westbrooke and Adler's selling price of homes closed in the three months ending March 31, 2000 was $198,913, an increase of 6.0% from the $187,689 average selling price in the three months ending March 31, 1999. Also, revenues generated from sales of custom homes under the Fedrick, Harris Estate Homes brand name increased from $10.5 million in the three months ending March 31, 1999 to $17.3 million in the three months ending March 31, 2000 primarily due to increased unit sales in Houston, Austin and Nashville. In addition, revenue from land sales in the three months ending March 31, 2000 increased to $1.1 million from $.5 million in the three months ending March 31, 1999.

New net sales contracts decreased 5.9% to 617 homes for the three months ended March 31, 2000 from 654 homes for the three months ended March 31, 1999. The dollar amount of new net sales contracts increased 7.1% to $163.6 million.

The Company was operating in 77 subdivisions at March 31, 2000 compared to 69 subdivisions at March 31, 1999. At March 31, 2000, the Company's backlog of sales contracts was 1,052 homes, a 5.9% increase over comparable figures at March 31, 1999.

Cost of sales increased by 44.5% to $113.2 million in the three months ended March 31, 2000 from $78.3 million in the comparable period of 1999. The increase was attributable to the increase in revenues from home closings as described above. Cost of land sales for the three months ended March 31, 2000 increased to $.9 million from $.5 million for the comparable period of 1999. As a percentage of revenues, cost of sales for the three months ended March 31, 2000 decreased to 83.0% in 2000 from 84.4% in 1999.

Selling, general and administrative ("SG&A") expense increased by 31.4% to $13.6 million in the three months ended March 31, 2000, from $10.3 million in the comparable period of 1999. The increase was primarily caused by the expansion into the new markets of Nashville, Tennessee and Charlotte and Greensboro, North Carolina as well as the expansion in the Company's existing Texas and Florida markets, as indicated by the 46.7% increase in the Company's revenues and the 5.9% increase in the backlog at the end of March 2000 versus March 1999. As a percentage of revenues, SG&A expense decreased to 9.9% in the three months ended March 31, 2000 from 11.1% in the comparable period of 1999.

Interest expense, net of interest capitalized, totaled $.7 million in the three months ended March 31, 2000 compared to $.4 million in the comparable period of 1999. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended March 31, 2000 and 1999, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense increased due to the increase in the average number of completed homes held in inventory for the quarter ending March 31, 2000. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 36.1% for the three months ended March 31, 2000 compared to 36.9% for the three months ended March 31, 1999. The decrease is primarily the result of the increase in deductible amortization of goodwill resulting from the election of the Internal Revenue Code Section 338(h)(10). The election of Internal Revenue Code Section 338(h)(10) was made on December 15, 1999 when TOUSA acquired 80% of the Company's outstanding common stock. The Company recognized federal income tax expense amounting to $2.9 million for the three months ended March 31, 2000 compared to $1.2 million for the three months ended March 31, 1999.

Net income increased by 166.8% to $5.3 million in the three months ended March 31, 2000, from $2.0 million in the comparable period of 1999. The increase was attributable to the increase in revenues in the Company's most profitable markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had available cash and cash equivalents of $6.9 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at March 31, 2000 increased by $6.5 million from $255.6 million at December 31, 1999 due to a general increase in business activity and the expansion of operations in the newer market areas. Because of the increased business activity and expansion of operations in the newer markets, the Company's ratio of construction loans payable to total capital assets increased to 57.7% at March 31, 2000 from 57.1% at December 31, 1999. The equity to total assets ratio increased during the three months to 34.3% at March 31, 2000 from 33.3% at December 31, 1999.

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions and through funds from earnings.

At March 31, 2000, the Company had unused lines of credit for construction loans totaling approximately $234.2 million of which $31.7 million is available to draw down.

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

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at March 31, 2000, the Company had no material commitments for capital expenditures.

SEASONALITY AND QUARTERLY RESULTS

The homebuilding industry is seasonal, as generally there are more sales in the spring and summer months, resulting in more home closings in the fall. The Company operates in the Southwestern and Southeastern markets of the United States, where weather conditions are more suitable to a year-round construction process than other areas. The Company also believes its geographic dispersion to be somewhat counter-cyclical, with adverse economic conditions associated with certain of its markets often being offset by more favorable economic conditions in other markets. The seasonality of school terms has an impact on the Company operations, but it is somewhat mitigated by the fact that many of the Company's buyers at the higher end of the Company's price range, including Fedrick, Harris Estate Homes, no longer have children in school. As a result of these factors, among others, the Company generally experiences more sales in the spring and summer months, and more closings in the summer and fall months. Likewise, Westbrooke has experienced seasonality in its revenues, generally completing more sales in the spring and summer months and more closings in the fourth quarter.

The Company historically has experienced, and in the future expects to continue to experience, variability in revenues on a quarterly basis. Factors expected to contribute to the variability include, among others: (i) the timing of home closings; (ii) the Company's ability to continue to acquire land and options on acceptable terms; (iii) the timing of receipt of regulatory approvals for the construction of homes; (iv) the condition of the real estate market and general economic conditions; (v) the cyclical nature of the homebuilding industry; (vi) prevailing interest rates and the availability of mortgage financing; (vii) pricing policies of the Company's competitors; (viii) the timing of the opening of new residential projects; (ix) weather; and (x) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and the Company expects its financial results to vary from project to project and from quarter to quarter.

YEAR 2000 READINESS DISCLOSURE

The Company assessed its operating system, computer software applications, computer equipment and other equipment with embedded electronic circuits for Year 2000 compliance prior to, on, and after December 31, 1999 and did not experience any operational issues as a result of year 2000. In addition, the Company did not experience any adverse impact as a result of year 2000 issues from any of its significant subcontractors, suppliers, financial institutions or other service providers. The Company plans no further financial commitments regarding Year 2000 issues.

ITEM 3.  CHANGES IN INFORMATION ABOUT MARKET RISK.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company's management, the ultimate disposition of these matters is not expected to have a material effect on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES.

         None.  No disclosure required.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.  No disclosure required.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.  No disclosure required.


ITEM 5.  OTHER INFORMATION.

         None.  No disclosure required.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a.)   Exhibit 27 - Financial Data Schedule.

(b.)   Reports on Form 8-K.

          The registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEWMARK HOMES CORP.

May 12, 2000                        By:  /s/  Terry C. White
------------                             ------------------------------
Date                                     Terry C. White, Senior Vice President,
                                         Chief Financial Officer,
                                         Treasurer and Secretary

                                 EXHIBIT INDEX


     EXHIBIT NO.                  DESCRIPTION
     -----------                  -----------
         27              -- Financial Data Schedule