Form 10-Q
period 2000-06-30
NEWMARK HOMES CORP
filed 2000-08-10
CIK 1046578

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    -----------

                        COMMISSION FILE NUMBER: 000-23677

                               NEWMARK HOMES CORP.
             (Exact name of Registrant as specified in its charter)

Nevada                                                       76-0460831
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1200 Soldiers Field Drive
Sugar Land, TX                              77479
(Address of principal executive offices)  (Zip code)

                                  281-243-0100
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No
    ----    ----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                    Outstanding
Common Stock, par value $.01             11,500,000 shares as of August 1, 2000

                               NEWMARK HOMES CORP.
                                      INDEX

                                                                                             PAGE
PART I.       Financial Information.......................................................     3

     ITEM 1.  Financial Statements........................................................     3

              Condensed Consolidated Statements of Financial Position.....................     3
              Condensed Consolidated Statements of Operations.............................     4
              Condensed Consolidated Statements of Stockholders' Equity...................     6
              Condensed Consolidated Statements of Cash Flows.............................     7
              Notes to the Condensed Consolidated Financial Statements....................     8

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations..................................................................     10

     ITEM 3.  Changes in Information About Market Risk....................................     15

PART II.      Other Information...........................................................     15

     ITEM 1.  Legal Proceedings...........................................................     15

     ITEM 2.  Changes in Securities.......................................................     15

     ITEM 3.  Defaults Upon Senior Securities.............................................     16

     ITEM 4.  Submission of Matters to a Vote of Security Holders.........................     16

     ITEM 5.  Other Information...........................................................     16

     ITEM 6.  Exhibits and Reports on Form 8-K............................................     17

              Exhibits....................................................................     17

              Reports on Form 8-K.........................................................     17

              Signatures..................................................................     18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                ASSETS                                          JUNE 30,    DECEMBER 31,
                                                                                  2000          1999
                                                                               ----------   ------------
                                                                               (unaudited)
Cash .......................................................................   $   11,787   $      8,080
Receivables ................................................................       21,783          9,206
Inventory ..................................................................      264,915        255,576
Investment in unconsolidated subsidiaries ..................................          812            640
Other assets, net ..........................................................       11,440          9,738
Goodwill, net of accumulated amortization of $829 and $67 in
     2000 and 1999, respectively ...........................................       44,620         45,652
                                                                               ----------   ------------

                  Total assets .............................................   $  355,357   $    328,892
                                                                               ==========   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Construction loans payable .................................................   $  173,753   $    149,380
Acquisition notes payable ..................................................       11,055         14,473
Other payables to affiliates ...............................................          387          1,745
Accounts payable and accrued liabilities ...................................       29,435         36,639
Other liabilities ..........................................................       19,206         17,037
                                                                               ----------   ------------

                  Total liabilities ........................................      233,836        219,274
                                                                               ----------   ------------


Stockholders' equity:
     Common stock -- $.01 par value; 30,000,000 shares authorized,
             11,500,000 shares issued and outstanding ......................          115            115
     Additional paid-in capital ............................................      106,855        106,855
     Retained earnings .....................................................       14,551          2,648
                                                                               ----------   ------------
                  Total stockholders' equity ...............................      121,521        109,618
                                                                               ----------   ------------
                  Total liabilities and stockholders' equity ...............   $  355,357   $    328,892
                                                                               ==========   ============


   See accompanying notes to the condensed consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   THREE MONTHS
                                                                  ENDED JUNE 30,
                                                                  --------------

                                                               2000            1999
                                                           ------------    ------------
Revenues ...............................................   $    164,491    $    130,380
Cost of sales ..........................................        135,847         110,228
                                                           ------------    ------------

Gross profit ...........................................         28,644          20,152
Equity in earnings from unconsolidated subsidiaries ....            134             198
Selling, general and administrative expenses ...........        (16,764)        (12,863)
Depreciation and amortization ..........................           (914)           (930)
                                                           ------------    ------------

     Operating income ..................................         11,100           6,557
Other income (expense):
     Interest expense ..................................           (845)           (412)
     Other income, net .................................             28             313
                                                           ------------    ------------

          Income before income taxes ...................         10,283           6,458
Income taxes ...........................................          3,703           2,267
                                                           ------------    ------------
          Net income ...................................   $      6,580    $      4,191
                                                           ============    ============

Earnings per common share:
     Basic .............................................   $        .57    $        .36
                                                           ============    ============
     Diluted ...........................................   $        .57    $        .36
                                                           ============    ============
Weighted average number of shares of common
     stock equivalents outstanding:
         Basic .........................................     11,500,000      11,500,000
                                                           ============    ============
         Diluted .......................................     11,500,000      11,500,000
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

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    SIX MONTHS
                                                                   ENDED JUNE 30,
                                                                   --------------

                                                               2000            1999
                                                           ------------    ------------
Revenues ...............................................   $    301,462    $    223,212
Cost of sales ..........................................        249,520         188,567
                                                           ------------    ------------

Gross profit ...........................................         51,942          34,645
Equity in earnings from unconsolidated subsidiaries ....            256             321
Selling, general and administrative expenses ...........        (30,330)        (23,187)
Depreciation and amortization ..........................         (1,961)         (1,770)
                                                           ------------    ------------

     Operating income ..................................         19,907          10,009
Other income (expense):
     Interest expense ..................................         (1,589)           (815)
     Other income, net .................................            294             427
                                                           ------------    ------------

          Income before income taxes ...................         18,612           9,621
Income taxes ...........................................          6,709           3,435
                                                           ------------    ------------
          Net income ...................................   $     11,903    $      6,186
                                                           ============    ============

Earnings per common share:
     Basic .............................................   $       1.04    $        .54
                                                           ============    ============
     Diluted ...........................................   $       1.04    $        .54
                                                           ============    ============
Weighted average number of shares of common
     stock equivalents outstanding:
         Basic .........................................     11,500,000      11,500,000
                                                           ============    ============
         Diluted .......................................     11,500,000      11,500,000
                                                           ============    ============

   See accompanying notes to the condensed consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                      ADDITIONAL
                                            COMMON      PAID-IN      RETAINED
                                            STOCK       CAPITAL      EARNINGS       TOTAL
                                           --------   -----------   -----------   ---------
Balance, December 31, 1999 .............   $    115   $   106,855   $     2,648   $ 109,618
Net income .............................         --            --        11,903      11,903
                                           --------   -----------   -----------   ---------
Balance, June 30, 2000 .................   $    115   $   106,855   $    14,551   $ 121,521
                                           ========   ===========   ===========   =========


Balance, December 31, 1998 .............   $    115   $    73,768   $    16,229   $  90,112
Net income .............................         --            --         6,186       6,186
                                           --------   -----------   -----------   ---------
Balance, June 30, 1999 .................   $    115   $    73,768   $    22,415   $  96,298
                                           ========   ===========   ===========   =========



   See accompanying notes to the condensed consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                               2000        1999
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................................   $  11,903    $   6,186
   Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization ......................................       1,961        1,770
     Net (gain) on sale of property, premises and equipment .............         (32)         (35)
     Equity in earnings from unconsolidated subsidiaries ................        (256)        (321)
     Changes in operating assets and liabilities:
         Inventory and land held for development, net ...................      (9,339)     (37,412)
         Receivables ....................................................     (12,577)      (2,015)
         Other assets ...................................................      (1,722)      (1,482)
         Payable to affiliates ..........................................        (608)      (2,364)
         Accounts payable and accrued liabilities .......................      (7,954)       2,872
         Other liabilities ..............................................       2,169        3,901
                                                                            ---------    ---------
         Net cash used in operating activities ..........................     (16,455)     (28,900)
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, premises and equipment ........................      (1,302)      (1,130)
   Proceeds from sales of property, premises and equipment ..............         155          129
   Decrease in goodwill .................................................         270           --
   Investment in unconsolidated subsidiaries ............................        (133)         (50)
   Distributions from unconsolidated subsidiaries .......................         217          386
                                                                            ---------    ---------
         Net cash used in investing activities ..........................        (793)        (665)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from advances on construction loans payable .................     193,457      175,400
   Principal payments on construction loans payable .....................    (169,084)    (141,380)
   Principal payments on acquisition notes payable ......................      (3,418)      (2,468)
                                                                            ---------    ---------
         Net cash provided by financing activities ......................      20,955       31,552
                                                                            ---------    ---------

INCREASE IN CASH ........................................................       3,707        1,987
CASH, beginning of period ...............................................       8,080        5,794
                                                                            ---------    ---------
CASH, end of period .....................................................   $  11,787    $   7,781
                                                                            =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for:
     Interest ...........................................................   $   8,838    $   6,419
                                                                            =========    =========
     Income taxes .......................................................   $   7,945    $   5,879
                                                                            =========    =========


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

The Company's primary subsidiaries are as follows:

                   SUBSIDIARY                                         NATURE OF BUSINESS
                   ----------                                         ------------------
Newmark Home Corporation ("Newmark")........       Single-family residential homebuilding in Texas,
                                                   Tennessee and North Carolina - formed in 1983.
Westbrooke Communities, Inc.
     ("Westbrooke").........................       Single-family residential homebuilding and residential
                                                   lot developer in South Florida - formed in 1976.

The Adler Companies, Inc. ("Adler").........       Single-family  residential  homebuilding in South Florida -
                                                   formed in 1990.
Pacific United Development Corporation
     ("PUDC")...............................       Residential lot development in Texas and  Tennessee -
                                                   formed in 1993.

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

EARNINGS PER SHARE

Basic Earnings Per Share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table reconciles the computation of basic and diluted Earnings Per Share for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999 (in thousands, except per share amounts):

                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------    -------------------------
                                                    2000                1999       2000              1999
                                                   -------             -------    -------           -------
Income available to common shareholders
(Numerator).....................................   $ 6,580             $ 4,191    $11,903           $ 6,186

Weighted average of shares outstanding
(Denominator)...................................    11,500              11,500     11,500            11,500

Basic and diluted Earnings Per Share............   $   .57             $   .36    $  1.04           $   .54
                                                   -------             -------    -------           -------

Diluted Earnings Per Share......................   $   .57             $   .36    $  1.04           $   .54
                                                   =======             =======    =======           =======

NOTE 2. INVENTORY

Inventory balances as of June 30, 2000 and December 31, 1999 consist of the following:

                                                                    CARRYING VALUE
                                        NUMBER OF HOMES             (IN THOUSANDS)
                                  -------------------------   -------------------------
                                   JUNE 30,    DECEMBER 31,    JUNE 30,    DECEMBER 31,
                                     2000          1999          2000          1999
                                  ----------   ------------   ----------   ------------
Completed .....................          167            137   $   38,117   $     29,145
Under construction ............        1,036          1,038      139,944        142,975
Models ........................           90             80       19,508         19,763
Residential lots ..............           --             --       67,346         63,693
                                  ----------   ------------   ----------   ------------
               Total ..........        1,293          1,255   $  264,915   $    255,576
                                  ==========   ============   ==========   ============


NOTE 3. CAPITALIZED INTEREST

A summary of interest capitalized in inventory is as follows (in thousands):


                                                 THREE MONTHS ENDED     SIX MONTHS ENDED,
                                                      JUNE 30,              JUNE 30,
                                                 -------------------   -------------------
                                                   2000       1999       2000       1999
                                                 --------   --------   --------   --------
Interest capitalized, beginning of period ....   $  6,873   $  6,139   $  6,266   $  5,516
Interest incurred ............................      3,991      3,096      7,896      5,820
Less interest included in:
     Cost of sale ............................      3,168      3,009      5,720      4,707
     Other income ............................        845        412      1,589        815
                                                 --------   --------   --------   --------
Interest capitalized, end of period ..........   $  6,851   $  5,814   $  6,853   $  5,814
                                                 ========   ========   ========   ========

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

RESULTS OF OPERATIONS

The following tables set forth certain operating and financial data for the
Company:

                               NEW SALES CONTRACTS,
                               NET OF CANCELLATIONS      HOME CLOSINGS
                               --------------------   -------------------
                                   THREE MONTHS          THREE MONTHS
                                  ENDED JUNE 30,        ENDED JUNE 30,
                               --------------------   -------------------
                                 2000        1999       2000       1999
                               --------    --------   --------   --------
Houston ....................        167         109        167        182
Austin .....................        162         116        160        129
Dallas/Ft. Worth ...........         47          17         44         36
San Antonio ................          8          --         10         --
Ft. Lauderdale,
      Palm Beach, Miami ....        248         271        218        123
Nashville ..................         22          10         25         21
Charlotte ..................          3           1          2         --
Greensboro/Winston-
      Salem ................          6           3          7         --
                               --------    --------   --------   --------
Total ......................        663         527        633        491
                               ========    ========   ========   ========


                               NEW SALES CONTRACTS,                              HOMES IN
                               NET OF CANCELLATIONS      HOME CLOSINGS         SALES BACKLOG
                               --------------------   -------------------   -------------------
                                    SIX MONTHS            SIX MONTHS              AS OF
                                  ENDED JUNE 30,        ENDED JUNE 30,           JUNE 30,
                               --------------------   -------------------   -------------------
                                 2000        1999       2000       1999       2000       1999
                               --------    --------   --------   --------   --------   --------
Houston ....................        332         300        295        303        158        172
Austin .....................        349         324        325        247        319        261
Dallas/Ft. Worth ...........         85          85         73         71         44         71
San Antonio ................         20          --         14         --          7         --
Ft. Lauderdale,
      Palm Beach, Miami ....        421         431        428        248        524        498
Nashville ..................         53          36         42         36         23         22
Charlotte ..................          8           1          6         --          3          1
Greensboro/Winston-
      Salem ................         12           4         13         --          4          4
                               --------   ---------   --------   --------   --------   --------
Total ......................      1,280       1,181      1,196        905      1,082      1,029
                               ========   =========   ========   ========   ========   ========

                                                      As a Percentage of Revenue       As a Percentage of Revenue
                                                            Three Months                      Six Months
                                                      --------------------------       --------------------------
                                                            Ended June 30,                   Ended June 30,
                                                      --------------------------       --------------------------
                                                        2000              1999           2000              1999
                                                      --------          --------       --------          --------
Cost of sales...................................          82.6%             84.5%          82.8%             84.5%
Gross profit....................................          17.4%             15.5%          17.2%             15.5%
Selling, general and administrative expenses....          10.2%              9.9%          10.1%             10.4%
Income before income taxes......................           6.3%              5.0%           6.2%              4.3%
Income taxes(1).................................          36.0%             35.1%          36.0%             35.7%
Net income......................................           4.0%              3.2%           4.0%              2.8%

(1) As a percent of income before income taxes.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

Revenues increased by 26.2% to $164.5 million in the three months ending June 30, 2000 from $130.4 million in the three months ending June 30, 1999 due to a combination of an increase in units closed and an increase in average selling price. The number of homes closed by the Company increased by 28.9% to 633 homes in the three months ending June 30, 2000 from 491 homes in the three months ending June 30, 1999. The Company's average selling price of homes closed in the three months ending June 30, 2000 was $257,929, an increase of .4% from the $256,950 average selling price in the three months ending June 30, 1999 due to product mix within the subdivisions closing homes. The average selling price of a Newmark(R) home closed in the three months ending June 30, 2000 was $286,659, an increase of 7.7% from the $265,523 average selling price in the three months ending June 30, 1999 The Fedrick, Harris Estate Homes average selling price of homes closed in the three months ending June 30, 2000 was $476,640, an increase of 10.3% from the $432,217 average selling price in the three months ending June 30, 1999. Also, revenues generated from sales of custom homes under the Fedrick, Harris Estate Homes brand name increased from $22.0 million in the three months ending June 30, 1999 to $27.2 million in the three months ending June 30, 2000 primarily due to increased unit sales in Houston, Austin and Nashville. In the South Florida market, Westbrooke and Adler's average selling price of homes closed in the three months ending June 30, 2000 was $203,237, a decrease of 12.1% from the $231,300 average selling price in the three months ending June 30, 1999. In addition, revenue from land sales in the three months ending June 30, 2000 decreased to $1.2 million from $4.2 million in the three months ending June 30, 1999.

New net sales contracts increased 25.8% to 663 homes for the three months ended June 30, 2000 from 527 homes for the three months ended June 30, 1999. The dollar amount of new net sales contracts increased 43.8% to $167.6 million.

The Company was operating in 79 subdivisions at June 30, 2000 compared to 69 subdivisions at June 30, 1999. As of June 30, 2000, the Company's backlog of sales contracts was 1,082 homes, a 5.2% increase over comparable figures at June 30, 1999.

Cost of sales increased by 23.2% to $135.8 million in the three months ended June 30, 2000 from $110.2 million in the comparable period of 1999. The increase was attributable to the increase in revenues from home closings as described above. Cost of land sales for the three months ended June 30, 2000 decreased to $1.2 million from $3.5 million for the comparable period of 1999. As a percentage of revenues, cost of sales for the three months ended June 30, 2000 decreased to 82.6% in 2000 from 84.5% in 1999.

Selling, general and administrative ("SG&A") expense increased by 30.3% to $16.8 million in the three months ended June 30, 2000, from $12.9 million in the comparable period of 1999. The increase was primarily caused by the expansion into the new markets of Nashville, Tennessee; Charlotte and Greensboro, North Carolina as well as the expansion in the Company's existing Texas and Florida markets, as indicated by the 26.2% increase in the Company's revenues and the 5.2% increase in the backlog at the end of June 2000 versus June 1999. As a percentage of revenues, SG&A expense increased to 10.2% in the three months ended June 30, 2000 from 9.9% in the comparable period of 1999.

Interest expense, net of interest capitalized, totaled $.8 million in the three months ended June 30, 2000 compared to $.4 million in the comparable period of 1999. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended June 30, 2000 and 1999, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense increased due to the increase in the average number of completed homes held in inventory for the quarter ending June 30, 2000. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes increased as a percentage of earnings before taxes to 36.0% for the three months ended June 30, 2000 compared to 35.1% for the three months ended June 30, 1999. The increase was primarily a result of increased state taxes resulting from increased earnings in the state of Florida. However, federal income taxes have decreased as a percentage of earnings before taxes to 34.7% for the three months ended June 20, 2000 compared to 36.1% due primarily to the increase in deductible amortization of goodwill resulting from the election of the Internal Revenue Code Section 338(h)(10). The election of Internal Revenue Code Section 338(h)(10) was made on December 15, 1999 when TOUSA acquired 80% of the Company's outstanding common stock. The Company recognized federal income tax expense amounting to $3.6 million for the three months ended June 30, 2000 compared to $2.3 million for the three months ended June 30, 1999.

Net income increased by 57.0% to $6.6 million in the three months ended June 30, 2000, from $4.2 million in the comparable period of 1999. The increase was attributable to the increase in revenues in the Company's most profitable markets.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

Revenues increased by 35.1% to $301.5 million in the six months ending June 30, 2000 from $223.2 million in the six months ending June 30, 1999 due to a combination of an increase in units closed and an increase in average selling price. The number of homes closed by the Company increased by 32.2% to 1,196 homes in the six months ending June 30, 2000 from 905 homes in the six months ending June 30, 1999. The Company's average selling price of homes closed in the six months ending June 30, 2000 was $249,700, an increase of 3.6% from the $241,068 average selling price in the six months ending June 30, 1999. The Fedrick, Harris Estate Homes average selling price of homes closed in the six months ending June 30, 2000 was $458,705, an increase of 8.5% from the $422,635 average selling price in the six months ending June 30, 1999. Also, revenues generated from sales of custom homes under the Fedrick, Harris Estate Homes brand name increased from $32.5 million in the six months ending June 30, 1999 to $44.5 million in the six months ending June 30, 2000, primarily due to increased unit sales in Houston, Austin and Nashville. In the South Florida market, Westbrooke and Adler's average selling price of homes closed in the six months ending June 30, 2000 was $201,116, a decrease of 3.4% from the 208,199 average selling price in the six months ending June 30, 1999. In addition, revenue from land sales in the six months ending June 30, 2000 decreased to $2.8 million from $5.0 million in the six months ending June 30, 1999.

New net sales contracts increased 8.4% to 1,280 homes for the six months ending June 30, 2000 from 1,181 homes for the six months ending June 30, 1999. The dollar amount of new net sales contracts increased 20.8% to $331.2 million.

Cost of sales increased by 32.1% to $249.1 million in the six months ending June 30, 2000 from $188.6 million in the comparable period 1999. The increase was attributable to the increase in revenues from home closings as described above. Cost of land sales for the six months ending June 30, 2000 decreased to $2.1 million from $4.0 million for the comparable period of 1999. As a percentage of revenues, cost of sales for the six months ending June 30, 2000 decreased to 82.8% in 2000 from 84.5% in 1999.

Selling, general and administrative expense increased by 30.8% to $30.3 million in the six months ending June 30, 2000, from $23.2 million in the comparable period of 1999. The increase was primarily caused by the expansion into the new markets of Nashville, Tennessee; Charlotte and Greensboro, North Carolina as well as the expansion in the Company's existing Texas and Florida markets, as indicated by the 34.8% increase in the Company's revenues and the 5.2% increase in the backlog at the end of June 2000 as compared to June 1999. As a percentage of revenues, SG&A expense decreased to 10.1% in the six months ending June 30, 2000 from 10.4% in the comparable period of 1999.

Interest expense, net of interest capitalized, totaled $1.6 million in the six months ending June 30, 2000 compared to $.8 million in the comparable period of 1999. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the six months ending June 30, 2000 and 1999, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense increased due to the increase in the average number of completed homes held in inventory during the six months ending June 30, 2000 compared to the six months ending June 30, 1999. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes increased as a percentage of earnings before taxes to 36.0% for the six months ending June 30, 2000 compared to 35.7% for the six months ending June 30, 1999. The increase was primarily a result of increased state taxes resulting from increased earnings in the state of Florida. However, federal income taxes have decreased as a percentage of earnings before taxes to 34.6% for the six months ending June 30, 2000 compared to 36.5% for the six months ending June 30, 1999 primarily as a result of the increase in deductible amortization of goodwill resulting from the election of the Internal Revenue Code Section 338(h)(10). The Company recognized federal income tax expense amounting to $6.4 million for the six months ending June 30, 2000 compared to $3.5 million for the six months ending June 30, 1999.

Net income increased by 92.4% to $11.9 million in the six months ending June 30, 2000, from $6.2 million in the comparable period of 1999. The increase was attributable to the increase in revenues in the Company's most profitable markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had available cash and cash equivalents of $11.8 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at June 30, 2000 increased by $9.3 million from $255.6 million at December 31, 1999 due to a general increase in business activity and the expansion of operations in the newer market areas. Because of the increased business activity and expansion of operations in the newer markets, the Company's ratio of construction loans payable to total capital assets increased to 64.1% at June 30, 2000 from 57.1% at December 31, 1999. The equity to total assets ratio increased during the six months to 34.2% at June 30, 2000 from 33.3% at December 31, 1999 due to increased earnings as discussed above.

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions and through funds from earnings.

At June 30, 2000, the Company had lines of credit commitments for construction loans totaling approximately $237.2 million, of which $22.8 million is available to draw down.

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

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at June 30, 2000, the Company had no material commitments for capital expenditures.

NEW FINANCING FACILITY

On June 27, 2000, the Company entered into a syndicated $150 million secured revolving credit facility with five banks which matures on June 27, 2003 with annual options for one year extensions. This credit facility will be used to finance the acquisition and development of residential subdivisions, the purchase of developed lots and the construction of homes in the Texas, Tennessee and North Carolina markets. At June 30, 2000, the Company had borrowings of $117.1 million outstanding under this facility.


SEASONALITY AND QUARTERLY RESULTS

The homebuilding industry is seasonal, as generally there are more sales in the spring and summer months, resulting in more home closings in the fall. The Company operates in the Southwestern and Southeastern markets of the United States, where weather conditions are more suitable to a year-round construction process than other areas. The Company also believes its geographic diversity to be somewhat counter-cyclical, with adverse economic conditions associated with certain of its markets often being offset by more favorable economic conditions in other markets. The seasonality of school terms has an impact on the Company operations, but it is somewhat mitigated by the fact that many of the Company's buyers at the higher end of the Company's price range, including Fedrick, Harris Estate Homes, no longer have children in school. As a result of these factors, among others, the Company generally experiences more sales in the spring and summer months, and more closings in the summer and fall months. Likewise, Westbrooke has experienced seasonality in its revenues, generally completing more sales in the spring and summer months and more closings in the fourth quarter.

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

ITEM 2.  CHANGES IN SECURITIES.

         Under the new syndicated financing facility described above there are certain financial covenants which impose working capital restrictions and restrictions on the payment of dividends on the Common Stock of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.  No disclosure required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 2000 Annual Meeting of Shareholders of the Company was held on July 17, 2000. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended,
         (a) to elect directors of the Company for the ensuing year and (b) to approve the annual bonus plan of the Chief Executive Officer.

         Proxies and shareholders present representing 11,221,284 shares of stock eligible to vote at the meeting, or 97.6 percent of the outstanding shares, were voted in connection with the election of directors, and 11,221,284 shares of stock eligible to vote at the meeting, or 97.6 percent of the outstanding shares, were voted in connection with the approval of the annual bonus plan of the Chief Executive Officer. The following is a separate tabulation with respect to the vote for each nominee:

         Michael Stevens, appointed to the Board of Directors on June 21, 2000, will continue to serve as a director until the 2001 Annual Meeting of Shareholders or until his successor is duly elected and qualified.

         NOMINEE                            TOTAL VOTES FOR                  TOTAL VOTES WITHHELD
         -------                            ---------------                  --------------------
         Constantine Stengos                11,192,875                       28,300
         Andreas Stengos                    11,190,125                       31,050
         George Stengos                     11,190,125                       31,050
         Yannis Delikanakis                 11,192,125                       29,050
         Larry D. Horner                    11,195,525                       26,650
         William A. Hasler                  11,194,525                       26,650
         Michael J. Poulos                  11,194,525                       26,650
         Lonnie M. Fedrick                  11,194,875                       26,300
         James M. Carr                      11,194,525                       26,650

         The following is a tabulation with respect to the vote on the annual bonus plan of the Chief Executive Officer:

                          Total Votes For                         10,506,384
                          Total Votes Against:                        27,882
                          Total Votes Withheld:                        4,454


ITEM 5.  OTHER INFORMATION.

         The Company entered into a Management Services Agreement with Techolym, L.P., a wholly owned subsidiary of TOUSA to provide general advisory services and administrative support services to the Company. The fees for such services will be $1.5 million annually and will increase each year depending on the costs incurred by Techolym, L.P. The Company has accrued $750,000 in management services fees through June 30, 2000. The Management Services Agreement was approved by independent directors comprising the Special Committee of the Company on June 1, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a.)   Exhibits.

       Exhibit Number          Exhibit
       --------------          -------
       10.1                    Credit Agreement among Newmark Homes, L.P. and
                               Bank of America, N.A. as Administrative Agent,
                               Swing Line Lender and Letter of Credit Issuing
                               Lender and Other Financial Institutions Party
                               Hereto dated June 27, 2000.

       10.2                    Guaranty Agreement among Newmark Homes Corp. and
                               Newmark Home Corporation in favor of Bank of America, N.A. and the Lenders under the Credit
                               Agreement dated June 27, 2000.

       10.3                    Management Services Agreement between Newmark
                               Homes Corp. and Techolym, L.P. dated June 1,
                               2000.

       10.4                    Amended and Restated Employment Agreement between
                               Newmark Homes Corporation and Lonnie M. Fedrick dated May 12, 2000 effective as of January 1,
                               2000.

       27                      Financial Data Schedule

(b)    Reports on Form 8-K.

         The registrant filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEWMARK HOMES CORP.

August 10, 2000                     By:   /s/ Terry C. White
--------------------------------         ---------------------------------------
Date                                     Terry C. White, Senior Vice President,
                                         Chief Financial Officer, Treasurer and
                                         Secretary

                               INDEX TO EXHIBITS

       EXHIBIT NUMBER          EXHIBIT
       --------------          -------
       10.1                    Credit Agreement among Newmark Homes, L.P. and
                               Bank of America, N.A. as Administrative Agent,
                               Swing Line Lender and Letter of Credit Issuing
                               Lender and Other Financial Institutions Party
                               Hereto dated June 27, 2000.

       10.2                    Guaranty Agreement among Newmark Homes Corp. and
                               Newmark Home Corporation in favor of Bank of America, N.A. and the Lenders under the Credit
                               Agreement dated June 27, 2000.

       10.3                    Management Services Agreement between Newmark
                               Homes Corp. and Techolym, L.P. dated June 1,
                               2000.

       10.4                    Amended and Restated Employment Agreement between
                               Newmark Homes Corporation and Lonnie M. Fedrick dated May 12, 2000 effective as of January 1,
                               2000.

       27                      Financial Data Schedule