Form 10-Q
period 2000-09-30
NEWMARK HOMES CORP
filed 2000-11-14
CIK 1046578

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

                        COMMISSION FILE NUMBER: 000-23677

                               NEWMARK HOMES CORP.
             (Exact name of Registrant as specified in its charter)

Nevada                                                       76-0460831
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1200 Soldiers Field Drive
Sugar Land, TX    77479
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
Yes     No
    ---    ---
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                 Outstanding
Common Stock, par value $.01                          11,500,000 shares as of October 11, 2000

                               NEWMARK HOMES CORP.
                                      INDEX

                                                                                                   PAGE
PART I.            Financial Information.......................................................     3

          ITEM 1.  Financial Statements........................................................     3

                   Condensed Consolidated Statements of Financial Position.....................     3
                   Condensed Consolidated Statements of Operations.............................     4
                   Condensed Consolidated Statements of Stockholders' Equity...................     6
                   Condensed Consolidated Statements of Cash Flows.............................     7
                   Notes to the Condensed Consolidated Financial Statements....................     8

          ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations..................................................................     10

          ITEM 3.  Changes in Information About Market Risk....................................     15

PART II.           Other Information...........................................................     15

          ITEM 1.  Legal Proceedings...........................................................     15

          ITEM 2.  Changes in Securities.......................................................     15

          ITEM 3.  Defaults Upon Senior Securities.............................................     15

          ITEM 4.  Submission of Matters to a Vote of Security Holders.........................     15

          ITEM 5.  Other Information...........................................................     16

          ITEM 6.  Exhibits and Reports on Form 8-K............................................     17

                   Exhibits....................................................................     17

                   Reports on Form 8-K.........................................................     17

                   Signatures..................................................................     18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                ASSETS                             SEPTEMBER 30,  DECEMBER 31,
                                                                      2000            1999
                                                                   ------------   ------------
                                                                   (unaudited)
Cash .............................................................   $  5,433        $  8,080
Receivables ......................................................     10,482           9,206
Inventory ........................................................    272,631         255,576
Investment in unconsolidated subsidiaries ........................        881             640
Other assets, net ................................................     10,223           9,738
Goodwill, net of accumulated amortization of $1,210 and $67 in
     2000 and 1999, respectively .................................     44,989          45,652
                                                                     --------        --------

                  Total assets ...................................   $344,639        $328,892
                                                                     ========        ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Construction loans payable .......................................   $158,433        $149,380
Acquisition notes payable ........................................     11,055          14,473
Other payables to affiliates .....................................          7           1,745
Accounts payable and accrued liabilities .........................     29,050          36,639
Other liabilities ................................................     18,918          17,037
                                                                     --------        --------

                  Total liabilities ..............................    217,463         219,274
                                                                     --------        --------


Stockholders' equity:
     Common stock -- $.01 par value; 30,000,000 shares authorized,
             11,500,000 shares issued and outstanding ............        115             115
     Additional paid-in capital ..................................    106,855         106,855
     Retained earnings ...........................................     20,206           2,648
                                                                     --------        --------

                  Total stockholders' equity .....................    127,176         109,618
                                                                     --------        --------

                  Total liabilities and stockholders' equity .....   $344,639        $328,892
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

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                              -------------------

                                                                               2000          1999
                                                                               ----          ----
Revenues ..............................................................   $    146,207    $    126,745
Cost of sales .........................................................        119,627         103,951
                                                                          ------------    ------------
Gross profit ..........................................................         26,580          22,794
Equity in earnings from unconsolidated subsidiaries ...................            222             195
Selling, general and administrative expenses ..........................        (16,358)        (13,574)
Depreciation and amortization .........................................           (958)         (1,010)
                                                                          ------------    ------------
     Operating income .................................................          9,486           8,405
Other income (expense):
     Interest expense .................................................           (798)           (466)
     Other income, net ................................................            164             315
                                                                          ------------    ------------
          Income before income taxes ..................................          8,852           8,254
Income taxes ..........................................................          3,197           2,924
                                                                          ------------    ------------
          Net income ..................................................   $      5,655    $      5,330
                                                                          ============    ============

Earnings per common share:
     Basic ............................................................   $        .49    $        .46
                                                                          ============    ============
     Diluted ..........................................................   $        .49    $        .46
                                                                          ============    ============
Weighted average number of shares of common
     stock equivalents outstanding:
         Basic ........................................................     11,500,000      11,500,000
                                                                          ============    ============
         Diluted ......................................................     11,500,000      11,500,000
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

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                   NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                               -------------------

                                                                               2000          1999
                                                                               ----          ----
Revenues ..............................................................   $    447,670    $    349,957
Cost of sales .........................................................        369,147         292,518
                                                                          ------------    ------------
Gross profit ..........................................................         78,523          57,439
Equity in earnings from unconsolidated subsidiaries ...................            478             516
Selling, general and administrative expenses ..........................        (46,688)        (36,761)
Depreciation and amortization .........................................         (2,920)         (2,780)
                                                                          ------------    ------------
     Operating income .................................................         29,393          18,414
Other income (expense):
     Interest expense .................................................         (2,387)         (1,281)
     Other income, net ................................................            458             742
                                                                          ------------    ------------
          Income before income taxes ..................................         27,464          17,875
Income taxes ..........................................................          9,906           6,359
                                                                          ------------    ------------
          Net income ..................................................   $     17,558    $     11,516
                                                                          ============    ============

Earnings per common share:
     Basic ............................................................   $       1.53    $       1.00
                                                                          ============    ============
     Diluted ..........................................................   $       1.53    $       1.00
                                                                          ============    ============
Weighted average number of shares of common
     stock equivalents outstanding:
         Basic ........................................................     11,500,000      11,500,000
                                                                          ============    ============
         Diluted ......................................................     11,500,000      11,500,000
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

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             ADDITIONAL
                                                    COMMON    PAID-IN    RETAINED
                                                     STOCK    CAPITAL    EARNINGS    TOTAL
                                                   --------  ----------  --------   --------
Balance, December 31, 1999 .....................   $    115   $106,855   $  2,648   $109,618
Net income .....................................         --         --     17,558     17,558
                                                   --------   --------   --------   --------
Balance, September 30, 2000 ....................   $    115   $106,855   $ 20,206   $127,176
                                                   ========   ========   ========   ========

Balance, December 31, 1998 .....................   $    115   $ 73,768   $ 16,229   $ 90,112
Net income .....................................         --         --     11,516     11,516
                                                   --------   --------   --------   --------
Balance, September  30, 1999 ...................   $    115   $ 73,768   $ 27,745   $101,628
                                                   ========   ========   ========   ========


   See accompanying notes to the condensed consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                                ---------------------

                                                                                  2000        1999
                                                                               ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................................   $  17,558    $  11,516
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization .........................................       2,920        2,780
     Net (gain) on sale of property, premises and equipment ................         (30)         (35)
     Equity in earnings from unconsolidated subsidiaries ...................        (478)        (516)
     Changes in operating assets and liabilities:
         Inventory and land held for development, net ......................     (17,055)     (55,211)
         Receivables .......................................................      (1,276)      (3,420)
         Other assets ......................................................        (714)      (1,592)
         Payable to affiliates .............................................      (1,738)      (2,048)
         Accounts payable and accrued liabilities ..........................      (7,589)       3,932
         Other liabilities .................................................       1,881        6,490
                                                                               ---------    ---------
         Net cash used in operating activities .............................      (6,521)     (38,104)
                                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, premises and equipment ...........................      (1,770)      (1,841)
   Proceeds from sales of property, premises and equipment .................         252          129
   Increase in goodwill ....................................................        (480)          --
   Investment in unconsolidated subsidiaries ...............................        (133)        (348)
   Distributions from unconsolidated subsidiaries ..........................         370          641
                                                                               ---------    ---------
         Net cash used in investing activities .............................      (1,761)      (1,419)
                                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from advances on construction loans payable ....................     252,109      263,707
   Principal payments on construction loans payable ........................    (243,056)    (221,489)
   Principal payments on acquisition notes payable .........................      (3,418)      (2,468)
                                                                               ---------    ---------
         Net cash provided by financing activities .........................       5,635       39,750
                                                                               ---------    ---------

INCREASE (DECREASE) IN CASH ................................................      (2,647)         227
CASH, beginning of period ..................................................       8,080        5,794
                                                                               ---------    ---------
CASH, end of period ........................................................   $   5,433    $   6,021
                                                                               =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest ..............................................................   $  11,780    $   9,494
                                                                               =========    =========
     Income taxes ..........................................................   $  11,983    $   8,481
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

The Company's primary subsidiaries are as follows:

                   SUBSIDIARY                                                NATURE OF BUSINESS
                   ----------                                                ------------------
Newmark Home Corporation ("Newmark")..................   Single-family residential homebuilding in Texas,
                                                         Tennessee and North Carolina - formed in 1983.

Westbrooke Communities, Inc. ("Westbrooke") ..........   Single-family residential homebuilding and residential
                                                         lot developer in South Florida - formed in 1976.

The Adler Companies, Inc. ("Adler")...................   Single-family residential homebuilding in South Florida
                                                         - formed in 1990.

Pacific United Development Corporation ("PUDC") ......   Residential lot development in Texas and Tennessee
                                                         - formed in 1993.

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

EARNINGS PER SHARE

Basic Earnings Per Share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table reconciles the computation of basic and diluted Earnings Per Share for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999 (in thousands, except per share amounts):

                                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                  ---------------------------------    -------------------------------
                                                        2000            1999                2000            1999
                                                        ----            ----                ----            ----
Income available to common shareholders
(Numerator) .....................................   $    5,655      $    5,330            $   17,558      $   11,516

Weighted average of shares outstanding
(Denominator) ...................................       11,500          11,500                11,500          11,500

Basic and diluted Earnings Per Share ............   $      .49      $      .46            $     1.53      $     1.00
                                                    ----------      ----------            ----------      ----------

Diluted Earnings Per Share ......................   $      .49      $      .46            $     1.53      $     1.00
                                                    ==========      ==========            ==========      ==========

NOTE 2.       INVENTORY

Inventory balances as of September 30, 2000 and December 31, 1999 consist of the following:

                                                                                CARRYING VALUE
                                                   NUMBER OF HOMES              (IN THOUSANDS)
                                           ---------------------------    ----------------------------
                                           SEPTEMBER 30,  DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,
                                              2000           1999            2000            1999
                                           ------------  -------------    -------------   ------------
Completed ..............................          188           137         $ 42,309        $ 29,145
Under construction .....................        1,074         1,038          139,048         142,975
Models .................................           84            80           19,953          19,763
Residential lots .......................           --            --           71,321          63,693
                                             --------      --------         --------        --------
               Total ...................        1,346         1,255         $272,631        $255,576
                                             ========      ========         ========        ========

NOTE 3.       CAPITALIZED INTEREST

A summary of interest capitalized in inventory is as follows (in thousands):

                                                                THREE MONTHS ENDED   NINE MONTHS ENDED,
                                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                                ------------------   ------------------
                                                                  2000       1999      2000      1999
                                                                -------    -------   -------   -------
Interest capitalized, beginning of period ...................   $ 6,852    $ 5,814   $ 6,266   $ 5,516
Interest incurred ...........................................     3,832      3,197    11,726     9,017
Less interest included in:
     Cost of sale ...........................................     2,534      2,544     8,253     7,251
     Other income ...........................................       798        466     2,387     1,281
                                                                -------    -------   -------   -------
Interest capitalized, end of period .........................   $ 7,352    $ 6,001   $ 7,352   $ 6,001
                                                                =======    =======   =======   =======

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

RESULTS OF OPERATIONS

The following tables set forth certain operating and financial data for the
Company:

                                     NEW SALES CONTRACTS,
                                     NET OF CANCELLATIONS       HOME CLOSINGS
                                     --------------------    -------------------
                                        THREE MONTHS            THREE MONTHS
                                     ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                     -------------------     -------------------
                                      2000        1999        2000        1999
                                      ----        ----        ----        ----
Houston ......................         177         149         166         170
Austin .......................          76         131         123         131
Dallas/Ft. Worth .............          40          27          35          48
San Antonio ..................          21          --          14          --
Ft. Lauderdale,
      Palm Beach, Miami ......         280         223         165         120
Nashville ....................          23          27          25          27
Charlotte ....................           4           1           2           2
Greensboro/Winston-
      Salem ..................          13           1           9           3
                                      ----        ----        ----        ----
Total ........................         634         559         539         501
                                      ====        ====        ====        ====

                                     NEW SALES CONTRACTS,                                HOMES IN
                                     NET OF CANCELLATIONS        HOME CLOSINGS         SALES BACKLOG
                                     --------------------     -------------------    ------------------
                                         NINE MONTHS              NINE MONTHS             AS OF
                                     ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,      SEPTEMBER 30,
                                     --------------------     -------------------    ------------------
                                       2000        1999        2000        1999       2000        1999
                                      ------      ------      ------      ------     ------       -----
Houston ......................         509         449         461         473         169         151
Austin .......................         425         455         448         378         272         261
Dallas/Ft. Worth .............         125         112         108         119          49          50
San Antonio ..................          41          --          28          --          14          --
Ft. Lauderdale,
      Palm Beach, Miami ......         701         654         593         368         639         601
Nashville ....................          76          63          67          63          21          22
Charlotte ....................          12           2           8           2           5          --
Greensboro/Winston-
      Salem ..................          25           5          22           3           8           2
                                     -----       -----       -----       -----       -----       -----
Total ........................       1,914       1,740       1,735       1,406       1,177       1,087
                                     =====       =====       =====       =====       =====       =====

                                                            AS A PERCENTAGE OF REVENUE   AS A PERCENTAGE OF REVENUE
                                                                   THREE MONTHS                 NINE MONTHS
                                                            --------------------------   --------------------------
                                                                ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                               --------------------        --------------------
                                                                2000          1999          2000          1999
                                                               ------        ------        ------        ------
Cost of sales .........................................         81.8%         82.0%         82.5%         83.6%
Gross profit ..........................................         18.2%         18.0%         17.5%         16.4%
Selling, general and administrative expenses ..........         11.2%         10.7%         10.4%         10.5%
Income before income taxes ............................          6.1%          6.5%          6.1%          5.1%
Income taxes(1) .......................................         36.1%         35.4%         36.1%         35.6%
Net income ............................................          3.9%          4.2%          3.9%          3.3%

(1) As a percent of income before income taxes.



THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues increased by 15.4% to $146.2 million in the three months ending September 30, 2000 from $126.7 million in the three months ending September 30, 1999 due to a combination of an increase in units closed and an increase in average selling price. The number of homes closed by the Company increased by
7.6 % to 539 homes in the three months ending September 30, 2000 from 501 homes in the three months ending September 30, 1999. The Company's average selling price of homes closed in the three months ending September 30, 2000 was $268,463, an increase of 8.6% from the $247,209 average selling price in the three months ending September 30, 1999 due to product mix within the subdivisions closing homes. The average selling price of a Newmark(R) home closed in the three months ending September 30, 2000 was $255,171, an increase of 2.7% from the $248,469 average selling price in the three months ending September 30, 1999. The Fedrick, Harris Estate Homes average selling price of homes closed in the three months ending September 30, 2000 was $508,155, an increase of 23.0% from the $413,025 average selling price in the three months ending September 30, 1999. Also, revenues generated from sales of custom homes under the Fedrick, Harris Estate Homes brand name increased from $17.8 million in the three months ending September 30, 1999 to $30.5 million in the three months ending September 30, 2000 primarily due to increased unit sales in Houston, Austin and Nashville. In the South Florida market, Westbrooke and Adler's average selling price of homes closed in the three months ending September 30. 2000 was $206,598, an increase of 12.1% from the $184,244 average selling price in the three months ending September 30, 1999. In addition, revenue from land sales in the three months ending September 30, 2000 decreased to $ 1.5 million from $2.9 million in the three months ending September 30, 1999.

New net sales contracts increased 13.4% to 634 homes for the three months ended September 30, 2000 from 559 homes for the three months ended September 30, 1999. The dollar amount of new net sales contracts increased 20.1% to $160.0 million.

The Company was operating in 78 subdivisions at September 30, 2000 compared to 73 subdivisions at September 30, 1999. As of September 30, 2000, the Company's backlog of sales contracts was 1,177 homes, an 8.3% increase over comparable figures at September 30, 1999.

Cost of sales increased by 15.1% to $ 119.6 million in the three months ended September 30, 2000 from $103.9 million in the comparable period of 1999. The increase was attributable to the increase in revenues from home closings as described above. Cost of land sales for the three months ended September 30, 2000 decreased to $1.3 million from $2.2 million for the comparable period of 1999. As a percentage of revenues, cost of sales for the three months ended September 30, 2000 decreased to 81.8% in 2000 from 82.0% in 1999.

Selling, general and administrative ("SG&A") expense increased by 20.5% to $16.4 million in the three months ended September 30, 2000, from $13.6 million in the comparable period of 1999. The increase was primarily caused by the expansion into the new markets of Nashville, Tennessee; Charlotte and Greensboro, North Carolina as well as the expansion in the Company's existing Texas and Florida markets, as indicated by the 15.4% increase in the Company's revenues and the 8.3% increase in the backlog at the end of September 2000 versus September 1999. As a percentage of revenues, SG&A expense increased to 11.2% in the three months ended September 30, 2000 from 10.7% in the comparable period of 1999.

Interest expense, net of interest capitalized, totaled $.8 million in the three months ended September 30, 2000 compared to $.5 million in the comparable period of 1999. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended September 30, 2000 and 1999, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense increased due to the increase in the average number of completed homes held in inventory for the quarter ending September 30, 2000. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes increased as a percentage of earnings before taxes to 36.1% for the three months ended September 30, 2000 compared to 35.4% for the three months ended September 30, 1999. The increase was primarily a result of increased state taxes resulting from increased earnings in the state of Florida. However, federal income taxes have decreased as a percentage of earnings before taxes to 34.4% for the three months ended September 30, 2000 compared to 35.4% due primarily to the increase in deductible amortization of goodwill resulting from the election of the Internal Revenue Code Section 338
(h)(10). The election of Internal Revenue Code Section 338 (h)(10) was made on December 15, 1999 when TOUSA acquired 80% of the Company's outstanding common stock. The Company recognized federal income tax expense amounting to $3.0 million for the three months ended September 30, 2000 compared to $2.9 million for the three months ended September 30, 1999.

Net income increased by 6.1% to $ 5.7 million in the three months ended September 30, 2000, from $5.3 million in the comparable period of 1999. The increase was attributable to the increase in revenues in the Company's most profitable markets.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues increased by 27.9% to $447.7 million in the nine months ending September 30, 2000 from $350.0 million in the nine months ending September 30, 1999 due to a combination of an increase in units closed and an increase in average selling price. The number of homes closed by the Company increased by
23.4 % to 1,735 homes in the nine months ending September 30, 2000 from 1406 homes in the nine months ending September 30, 1999. The Company's average selling price of homes closed in the nine months ending September 30, 2000 was $255,529, an increase of 6.3% from the $240,288 average selling price in the nine months ending September 30, 1999. The Fedrick, Harris Estate Homes average selling price of homes closed in the nine months ending September 30, 2000 was $477,603, an increase of 13.9% from the $419,191 average selling price in the nine months ending September 30, 1999. Also, revenues generated from sales of custom homes under the Fedrick, Harris Estate Homes brand name increased from $50.3 million in the nine months ending September 30, 1999 to $75.0 million in the nine months ending September 30, 2000, primarily due to increased unit sales in Houston, Austin and Nashville. In the South Florida market, Westbrooke and Adler's average selling price of homes closed in the nine months ending September 30, 2000 was $202,641, an increase of 7.2% from the 189,047 average selling price in the nine months ending September 30, 1999. In addition, revenue from land sales in the nine months ending September 30, 2000 decreased to $4.3 million from $12.1 million in the nine months ending September 30, 1999.

New net sales contracts increased 10.0% to 1,914 homes for the nine months ending September 30, 2000 from 1,740 homes for the nine months ending September 30, 1999. The dollar amount of new net sales contracts increased 21.0% to $492.2 million.

Cost of sales increased by 26.2% to $369.1 million in the nine months ending September 30, 2000 from $292.5 million in the comparable period 1999. The increase was attributable to the increase in revenues from home closings as described above. Cost of land sales for the nine months ending September 30, 2000 decreased to $3.9 million from $10.2 million for the comparable period of 1999. As a percentage of revenues, cost of sales for the nine months ending September 30, 2000 decreased to 82.5% in 2000 from 83.6% in 1999.

Selling, general and administrative expense increased by 27.0% to $46.7 million in the nine months ending September 30, 2000 from $36.8 million in the comparable period of 1999. The increase was primarily caused by the expansion into the new markets of Nashville, Tennessee; Charlotte and Greensboro, North Carolina as well as the expansion in the Company's existing Texas and Florida markets, as indicated by the 27.9% increase in the Company's revenues and the 8.3% increase in the backlog at the end of September 2000 as compared to September 1999. As a percentage of revenues, SG&A expense decreased to 10.4% in the nine months ending September 30, 2000 from 10.5 % in the comparable period of 1999.

Interest expense, net of interest capitalized, totaled $2.4 million in the nine months ending September 30, 2000 compared to $1.3 million in the comparable period of 1999. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the nine months ending September 30, 2000 and 1999, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense increased due to the increase in the average number of completed homes held in inventory during the nine months ending September 30, 2000 compared to the nine months ending September 30, 1999. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes increased as a percentage of earnings before taxes to 36.1% for the nine months ending September 30, 2000 compared to 35.6% for the nine months ending September 30, 2000. The increase was primarily a result of increased state taxes resulting from increased earnings in the state of Florida. However, federal income taxes have decreased as a percentage of earnings before taxes to 34.6% for the nine months ending September 30, 2000 compared to 36.0% for the nine months ending September 30, 1999 primarily as a result of the increase in deductible amortization of goodwill resulting from the election of the Internal Revenue Code Section 338(h)(10). The Company recognized federal income tax expense amounting to $9.5 million for the nine months ending September 30, 2000 compared to $6.4 million for the nine months ending September 30, 1999.

Net income increased by 52.5% to $17.6 million in the nine months ending September 30, 2000, from $11.5 million in the comparable period of 1999. The increase was attributable to the increase in revenues in the Company's most profitable markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had available cash and cash equivalents of $5.4 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at September 30, 2000 increased by $17.0 million from $255.6 million at December 31, 1999 due to a general increase in business activity and the expansion of operations in the newer market areas. Because of increased funds from earnings, the Company's ratio of construction loans payable to total capital assets decreased to 56.8% at September 30, 2000 from 57.1% at December 31, 1999. The equity to total assets ratio increased during the nine months to 37.0% at September 30, 2000 from 33.3% at December 31, 1999 due to increased earnings as discussed above.

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions and through funds from earnings.

At September 30, 2000, the Company had lines of credit commitments for construction loans totaling approximately $241.2 million, of which $23.2 million is available to draw down.

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

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at September 30, 2000, the Company had no material commitments for capital expenditures.

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

         None.   No disclosure required

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


ITEM 5. OTHER INFORMATION.

         None.  No disclosure required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a.)   Exhibits.

       Exhibit Number               Exhibit
       --------------               -------
       27                           Financial Data Schedule

(b)      Reports on Form 8-K.

         The registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEWMARK HOMES CORP.

November 8, 2000                    By: /s/ Terry C. White
--------------------                   -----------------------------------------
Date                                   Terry C. White, Senior Vice President,
                                       Chief Financial Officer, Treasurer and
                                       Secretary

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

27            Financial Data Schedule