Form 10-K405
period 2000-12-31
NEWMARK HOMES CORP
filed 2001-03-29
CIK 1046578

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 000-23677

                               NEWMARK HOMES CORP.
             (Exact name of registrant as specified in its charter)

              Delaware*                                  76-0460831
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

       1200 Soldiers Field Drive                     Sugar Land, TX  77479
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 19, 2001, Registrant had outstanding 11,500,000 shares of common stock. Of the total shares outstanding, 2,204,700 shares of common stock were held by non-affiliates of the Registrant, having an aggregate market value on that date of $23,700,525 (based on the closing sales price on the NASDAQ National Market).

Documents incorporated by reference:

Related
Section                        Documents
-------   --------------------------------------------------------------------
III       Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 30, 2001.

*Subsequent to the fiscal year end, the Registrant completed a reincorporation merger to change its domicile from Nevada to Delaware, such reincorporation being completed March 22, 2001. The reincorporation was accomplished through a merger of Newmark Homes Corp., a Nevada corporation, into a newly formed Delaware subsidiary.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

            Newmark Homes Corp. (the "Company"), a Delaware corporation, is the holding company whose subsidiaries operate in the home building industry under the names Newmark Home Corporation ("Newmark"), Westbrooke Communities, Inc. and affiliated entities (collectively, "Westbrooke") and The Adler Companies, Inc. ("Adler"). The Company also owns a lot development company, Pacific United Development Corp. Through its operating subsidiaries, the Company designs, builds and sells single-family detached homes in ten major markets within the Southwest and Southeast United States, including Houston, Austin, Dallas/Fort Worth and San Antonio, Texas; Ft. Lauderdale, Palm Beach and Miami, Florida ("South Florida"); Nashville, Tennessee; and Charlotte and Greensboro/ Winston-Salem, North Carolina. Each of these markets has experienced population and job growth above the national average over the last several years. The Company operated in 89 subdivisions in these metropolitan areas and had 824 homes under construction at December 31, 2000. In addition, the Company is actively engaged in residential land acquisition and lot development and as of December 31, 2000, owned or had under option contracts 4,280 lots available for future growth.

            In Texas, Tennessee and North Carolina, Newmark offers high-quality homes, designed principally for the "move-up" and relocation market segments, under the Newmark(R) trademark. Typically, Newmark(R) homes range in size from 1700 square feet to over 4500 square feet and range in price from $140,000 to $400,000, with an average sales price of $254,000 for homes closed during 2000. Newmark also offers custom homes under the Fedrick, Harris Estate Homes name that range in size from 3500 square feet to over 7000 square feet and range in price from $300,000 to over $1,000,000, with an average sales price of $475,000 for homes closed during 2000. Revenues generated from sales of Fedrick, Harris Estate Homes were 16%, 16% and 14% of total homebuilding revenues of the Company for 2000, 1999 and 1998, respectively. During 2000, Newmark established a new division - Marksman Homes ("Marksman") to further penetrate home sales in its more mature markets. Marksman's first models were constructed in Houston and are designed to appeal to first-time buyers and married couples without children living at home ("empty nesters"). The units are priced from $130,000 to $160,000, and range in size from 1550 square feet to 2458 square feet with an average sales price of $150,000 for homes closed during 2000.

            In the South Florida market, Westbrooke (which includes Adler operations) offers high-quality homes ranging from first-time buyers to homebuyers desiring to buy more expensive residences ("move-up" homebuyers). These homes range in size from approximately 1350 square feet to over 3500 square feet and are priced from $125,000 to $351,000, with an average sales price of $205,000 for homes closed in 2000. The Company closed the last home marketed under the Adler name in October 2000.

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

            On March 6, 2001, the Company announced it is considering the possible merger of the Company with Engle Holdings Corp. The Special Committee of the Company's independent directors is reviewing and will make a recommendation on the transaction to the Company's full board. The Special Committee has engaged legal advisors and investment banks to assist in the analysis and evaluation of the terms and fairness of the proposed merger. There are no assurances that the Special Committee will recommend the merger or that such a merger will be consummated. Any merger would also be subject to execution of a definitive agreement and certain regulatory and other approvals as well as the approval of various lenders of Engle Holdings Corp., the Company and TOUSA. If the merger is consummated, it is contemplated that shares of Engle Holdings Corp. would be exchanged for shares of the Company.

            Newmark and Westbrooke have achieved annual profitability due to both innovative and disciplined approaches to home construction, land acquisition and development as well as lot purchases. The Company believes that the tenure and experience of its officers and key employees and its disciplined approach to business have been key factors to the Company's success. There has been virtually no turnover among officers and key employees since the inception of both Newmark and Westbrooke.

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

            GROWTH MARKETS. The Company's primary markets have each experienced population and job growth in excess of the national average over the past several years. The Company believes that growth opportunities remain in most of these markets. The Company also continues to evaluate new markets that have significant "move-up" and relocation segments that would satisfy the Company's profitability, investment return and other criteria. While the Company anticipates entering new markets primarily through start-up operations, it will also consider the acquisition of homebuilding companies that have complementary management styles as exemplified by the Company's acquisition of Westbrooke. Entry into new markets is preceded by extensive due diligence and research conducted by both management and third-party resources.

            SOPHISTICATED MARKETING. The Company employs sophisticated and comprehensive marketing programs to attract potential homebuyers. This marketing program includes extensive telemarketing, an Internet web site, and an interactive software program. The Company retains a national marketing consultant to develop its overall advertising strategy. The Company executes its overall marketing strategy through advertising campaigns tailored to local markets. Local marketing campaigns include coordination of realtor promotions, subdivision grand openings, showcase presentations for custom homes, the Company's newsletters, realtors' newsletters, product bulletins, billboards, local newspaper advertisements and other direct sales activities. The Company's web site, featuring a database of available inventory, allows a prospective homebuyer to locate a home and view different floor plans, locate the various subdivisions available in each market, and learn about neighborhood schools, subdivision amenities and shopping as well as the Company's construction process. The South Florida operation also utilizes an interactive software program known as "Design Wizard" which enables a homebuyer to customize a home that meets their needs and lifestyles. While sitting at a computer monitor located in a sales center, the buyer responds to a series of general lifestyle questions. Based on the buyer's responses, the interactive software program then shows the buyer variations of a basic floor plan as well as the cost of the proposed changes.

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

            MANAGEMENT TRAINING. The Company recruits and hires new management trainees, typically with some construction experience, following graduation from college and trains these new hires for increasing levels of responsibility within the Company. Through continuous "on the job" experience and classroom training, these associates become knowledgeable, experienced candidates for middle management positions. The Company believes that one of its strengths is its depth of middle management. This depth facilitates the Company's growth strategy as more experienced management relocates to new markets to conduct start-up operations while top performing middle managers are promoted to increasing levels of responsibility for continuing expansion of existing markets. The Company also actively seeks and employs qualified candidates for sales and marketing positions and provides extensive training designed to improve marketing skills and educate sales associates with respect to the uniqueness of the Company's homes that allows them to emphasize product differentiation in the sales process.

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

            CENTRALIZED PURCHASING. The Company utilizes centralized purchasing to leverage its purchasing power into volume discounts, a practice that reduces costs, ensures timely deliveries and reduces the risk of supply shortages due to allocations of materials. The Company has negotiated favorable price arrangements with high quality national and regional suppliers such as General Electric, Rheem Manufacturing, Dupont Corian, Moen, Inc., Owens Corning, Mohawk Industries, Dow Chemical, Royal Baths, Kwikset and Sherwin-Williams for appliances, heating and air conditioning, counter tops, bathroom fixtures, roofing and insulation products, floor coverings, and other housing components. Major materials, such as lumber, sheetrock, concrete and brick, are also centrally purchased to obtain volume discounts. There are no minimum purchase requirements for these arrangements.

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

            STRATEGY TO LIMIT REAL ESTATE EXPOSURE. The Company seeks to maximize its return on invested capital and limit its exposure to changes in land valuation by obtaining options to purchase lots whenever feasible. The Company will also directly acquire, where appropriate, quality residential properties that are in high demand for use in its homebuilding operations and for sale to third-party builders. The Company's executive management establishes targeted levels of lot options and land for development based on its strategic plan for the overall growth of the Company. The Company targets properties for acquisition that are both suitable for its homebuilding product and in locations that are anticipated to maintain the homebuyers' property values. The Company believes this strategy improves inventory turnover and enables the Company to develop and sell or utilize the developed lots typically within two to three years. The Company does not acquire land that is not suitable for lot development and residential construction and does not speculate on land values by acquiring and holding land for resale or for future development.

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

            The following table presents selected lot inventory and homebuilding data for the Company's current markets:

                                                                                           HOMEBUILDING/REVENUES/
                                                     LOT INVENTORY                              HOMES CLOSED
                                          ------------------------------------      ------------------------------------
                                                       DECEMBER 31,                        YEAR ENDED DECEMBER 31
                                          ------------------------------------      ------------------------------------
MARKET              COMMENCED              2000           1999          1998          2000          1999          1998
------              ---------             --------      --------      --------      --------      --------      --------
                                                                                        (Dollars in thousands/units)
Houston               1983                                                          $163,706      $171,066      $126,138
                                             1,328           800           632           616           631           482

Austin                1984                                                          $170,176      $115,724      $ 82,970
                                               518           571           697           611           511           386

Dallas/                                                                             $ 43,762      $ 45,794      $ 38,078
Fort Worth            1995                     384           208           292           142           171           159

San Antonio           1998                                                          $  9,544
                                               168           145           141            40            --            --

Fort Lauderdale,                                                                    $193,918      $108,100      $144,780
Palm Beach, Miami     1976                   1,475         1,864         2,401           946           581           814

Nashville             1997                                                          $ 38,499      $ 33,444      $ 12,116
                                               193           264           276            93            86            33

Charlotte             1998                                                          $  5,396      $    940            --
                                                32            42            16            20             3

Greensboro/Winston    1998                                                          $  9,486      $  2,038            --
Salem                                          182            35            34            31             6
                                          --------      --------      --------      --------      --------      --------
Total Lots/Revenue                           4,280         3,929(1)      4,489(1)   $634,487(2)    477,106(2)    404,082(2)
                                          ========      ==========    ==========    ========      ========      ========


Total Units Closed                                                                     2,499         1,989         1,874
                                                                                    ========      ========      ========

----------

(1) Includes 2,343, 2,559 and 3,521 lots under option contracts as of December 31, 2000, 1999 and 1998, respectively.

(2) Does not include revenues from land sales of $6.0 million, $14.6 million and $2.3 million in 2000, 1999 and 1998, respectively.

            Based on the results of market research and analysis performed by and for the Company, the Company plans to focus its development activity based primarily on the following factors: regional economic conditions, projected job growth, land availability, the local land development process, consumer tastes, competition from other builders of new homes and secondary home sales activity.

BACKLOG


            The following table sets forth the Company's sales backlog by market for the periods indicated below:

                                                                DECEMBER 31,
                                   ------------------------------------------------------------------------
                                          2000                     1999                     1998
                                    HOMES     SALES VALUE    HOMES     SALES VALUE     HOMES    SALES VALUE
                                   --------   -----------   --------   -----------   --------   -----------
                                                          (Dollars in thousands)
Houston                                 109   $    31,098        121   $    33,532        175   $    44,915

Austin                                  194        56,497        295        72,396        184        40,712

Dallas/Fort Worth                        51        15,773         32         9,865         57        14,952

San Antonio                              13         3,349          1           250         --            --

Ft.Lauderdale, Palm Beach, Miami        453        95,411        531       106,636        315        61,733

Nashville                                20         7,773         12         5,770         22         8,090

Charlotte                                --            --          1           295         --            --

Greensboro/
Winston-Salem
                                          5         1,958          5         1,650         --            --
                                   --------   -----------   --------   -----------   --------   -----------

Total                                   845   $   211,859        998   $   230,394        753   $   170,402
                                   ========   ===========   ========   ===========   ========   ===========

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

            Consistent with historical experience, 96% and 100% of the homes in backlog at December 31, 1999 and 1998, respectively, were closed in the subsequent fiscal year. Based upon unit volume, contract cancellations were approximately 15.4%, 15.0% and 12.5% of the home sales contracts signed during the years ended December 31, 2000, 1999 and 1998, respectively. Although cancellations can disrupt anticipated home closings, the Company believes that cancellations have not had a material negative impact on operations or liquidity of the Company during the last several years. The Company attempts to reduce cancellations by reviewing each homebuyer's ability to obtain mortgage financing early in the sales process and by closely monitoring the mortgage approval process.

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


LAND POLICIES AND POSITION

            The Company provides lot positions for its homebuilding operations by both acquiring lot options and by purchasing land for the development of lots. When appropriate, developed lots are sold to third-party builders to increase inventory turnover and to enhance earnings for the Company. Historically, the Company has been able to option a major portion of its lot positions in the Houston market due to the brand awareness of the Newmark(R) and Fedrick, Harris Estate Homes names among both consumers and developers, in addition to the willingness of developers in those markets to option available lots. The Company also acquires lot options in the Austin, Dallas/Fort Worth, San Antonio, Nashville, Charlotte and Greensboro/Winston-Salem markets. With the continuing strength in the housing sector, the Company has been required to acquire some of its developed lots under specific performance purchase contracts. The Company has developed residential lots in the South Florida, Houston, Dallas/Fort Worth, Austin and Nashville markets and intends to continue to do so in the future. Additionally, residential land developments may be purchased when the Company enters new markets. Prior to any land acquisitions, the Company conducts extensive due diligence utilizing regional expertise, including on-site inspection and soil testing.


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


MARKETING AND SALES

            The Company markets and sells its homes through commissioned employees and cooperates with independent real estate brokers. Depending on the specific market, the Company targets the "move-up" and relocation market segments and employs sophisticated marketing techniques to attract potential homebuyers through numerous avenues including its Internet web site, extensive telemarketing, interactive software programs and other marketing programs. Home sales are typically conducted from sales offices located in furnished model homes used in each subdivision. At December 31, 2000, the Company owned 73 model homes. The Company's sales personnel assist prospective buyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. Such personnel are trained by both the Company and external independent experts in sales expertise. These sales and marketing personnel are kept informed as to the availability of financing, construction schedules and marketing and advertising plans. The Company has also formed sales teams comprised of a sales person and other employees from throughout the Company to provide sales support and motivation.

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

            The Company advertises through television, in newspapers and in real estate and mortgage broker company publications, brochures, newsletters and billboards. Because real estate brokers are important to sales, the Company sponsors realtor breakfasts, contests and other events to increase awareness of the Company's subdivisions and products. Certain of the Company's suppliers participate with the Company in its advertising and promotional materials, either through co-branding and cost-sharing or through rebates.

            Sales of the Company's homes generally are made pursuant to a standard sales contract that requires a down payment of $1,000 to $5,000, or 5% to 10% of the sales price, on custom homes. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates is unobtainable within a specified period, typically four to six weeks, and may include other contingencies, such as the sale of an existing home. The Company includes a home sale in its backlog upon execution of the sales contract and receipt of the initial down payment. The Company does not recognize revenue until the home is closed and title passes to the homebuyer. The Company estimates that the average period between the execution of a sales contract for a home and closing is approximately four to eight months for presold homes.

TITLE SERVICES

            In 1997, the Company acquired a 49% interest in Pacific Title, L.C., which serves as a title insurance agent and provides title insurance policies and closing services to purchasers of homes built and sold by the Company in Texas. The Company assumes no title insurance risk associated with these title policies, which are issued by Stewart Title Guaranty Company, one of the oldest title companies in Texas. Stewart Title Company owns the balance of the interests of Pacific Title.

CUSTOMER FINANCING

            In 1997, the Company acquired a 49.99% limited partnership interest in NHC Mortgage Group, L.P., a mortgage origination company owned jointly with CTX Mortgage Ventures Corporation, one of the nation's largest mortgage companies. NHC Mortgage has underwritten, originated and sold mortgages for the homes the Company builds and for other homebuilders. The Company's capital is not at risk in connection with these mortgages beyond its limited partner interest.

            Subsequent to the fiscal year end, the Company acquired a 49.99% limited partnership interest in Technical Mortgage, L.P., a mortgage origination company owned jointly with Preferred Home Mortgage, an affiliate of TOUSA. Preferred Home Mortgage Company underwrites, originates and sells mortgages for homes the Company builds and for other homebuilders. The Company's capital is not at risk in connection with these mortgages beyond its limited partner interest.

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

            The Company's title insurance affiliates must comply with applicable insurance laws and regulations. The Company's mortgage origination affiliates must comply with applicable real estate lending laws and regulations.


EMPLOYEES

            At December 31, 2000, the Company employed 543 persons, of whom 133 were sales and marketing personnel, 177 were executive, administrative and clerical personnel, and 239 were involved with construction. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relations with its employees are good.


ITEM 2.    PROPERTIES

            The Company owns a 16,000 square foot facility in Sugar Land, Texas, which serves as the Company's headquarters and primary residential homebuilding office. The Company leases an aggregate of approximately 27,415 square feet in Dallas, Austin, San Antonio, Nashville, Charlotte/Greensboro and Miami for its division operations. The Company has a 19,000 square foot facility under construction in Sugar Land, Texas and construction is estimated to be completed in August 2001. This facility will accommodate the Houston division operations, architecture and design, mortgage company operations and title company operations. The Company believes its existing facilities, including the facility under construction, are adequate for the Company's current and planned levels of operations.

ITEM 3.  LEGAL PROCEEDINGS

            The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company's management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

            Subsequent to the press release of the Company on March 5, 2001 of a possible merger of Engle Holdings Corp. with the Company, the Company was notified of the filing of two lawsuits, Case No. A431555; Barry Feldman v. Michael J. Poulos, Yannis Delikanakis, Michael S. Stevens, Constantinos Stengos, Georgios Stengos, Andreas Stengos, James M. Carr, William A. Hasler, Larry D. Horner, Lonnie M. Fedrick, Engle Holdings Corp. and Newmark Homes Corp.; In the District Court, Clark County, Nevada; and Cause No. 2001-14194; Michael Gormley
v. Michael J. Poulos, Yannis Delikanakis, Michael S. Stevens, Constantinos Stengos, Georgios Stengos, Andreas Stengos, James M. Carr, William A. Hasler, Larry D. Horner, Lonnie M. Fedrick, Engle Holdings Corp. and Newmark Homes Corp; In the 80th Judicial District Court of Harris County, Texas, challenging any transaction between the Company and Engle Holdings as a violation of fiduciary duty. Given the fact that there is no transaction agreed to between the Company and Engle, the Company believes the lawsuits are without merit, and the Company intends to vigorously defend itself and its directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF THE COMPANY

    Name                         Age                    Position
    ----                         ---                    --------
Lonnie M. Fedrick                56            President, Chief Executive
                                                  Officer and Director
James M. Carr                    50            Executive Vice President and
                                                  Director
J. Eric Rome                     41            Executive Vice President --
                                                  Homebuilding
Terry C. White                   51            Senior Vice President, Chief
                                                  Financial Officer, Treasurer
                                                  and Secretary
J. Michael Beckett               41            Executive Vice President-
                                                  Purchasing/Product
                                                  Development (Newmark Home
                                                  Corporation)

          Lonnie M. Fedrick has served as President and Chief Executive Officer of the Company since 1997. Mr. Fedrick has also been President and Chief Executive Officer of Newmark since 1994 and was Executive Vice President of Newmark from 1984 to 1994. Mr. Fedrick co-founded Newmark in 1983 and has more than 33 years experience in the homebuilding industry. Mr. Fedrick began his career with Norwood Homes in 1967, most recently serving as the Vice President of Construction. From 1974 to 1983, he served as Vice President of Operations of Monarch Homes. He is a member of the board of directors of the Greater Houston Builders Association.

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

          J. Eric Rome has served as Executive Vice President - Homebuilding of the Company since 1997. Mr. Rome has served as President of the Texas Division of Newmark since 1996 and was appointed the Chief Operating Officer of Newmark in early 2000. He was Executive Vice President of Newmark's Central Texas Division from 1995 to 1996, a Vice President from 1984 to 1994, and Construction Manager of Newmark's Houston division from 1983 to 1984. From 1981 to 1983, Mr. Rome was employed by Monarch Homes as a construction superintendent. He has also served as an officer in various capacities with the Texas Capitol Area Builders Association.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock commenced trading on the NASDAQ National Market System on March 12, 1998 under the trading symbol "NHCH". The range of high and low closing sales prices per share by quarter for calendar year 1998, 1999 and 2000, as reported by the NASDAQ National Market, appear in the following table. These prices may not be the prices that you would pay to purchase a share of our common stock during the periods shown. These prices are what a securities dealer would pay for a share of our common stock and do not include any commissions you might have to pay or any retail mark-ups or mark-downs.

                           1999
-------------------------------------------------------------
            QUARTER        HIGH           LOW
-------------------------------------------------------------
First                     $ 8.50         $ 6.25
-------------------------------------------------------------
Second                      6.75           5.00
-------------------------------------------------------------
Third                       8.13           5.25
-------------------------------------------------------------
Fourth                      7.50           5.00
-------------------------------------------------------------
                           2000
-------------------------------------------------------------
First                      $6.50          $5.50
-------------------------------------------------------------
Second                      6.50          5.06
-------------------------------------------------------------
Third                       8.75          6.38
-------------------------------------------------------------
Fourth                     11.50          8.31
-------------------------------------------------------------

            As of March 19, 2001, there were 41 shareholders of record. The Company believes there are approximately 800 beneficial owners of its common stock.

            The Company did not declare any cash dividends on its common stock in fiscal year 2000. The Company's credit agreements generally contain covenants that limit the amount of dividends or distributions it can pay on its common stock and the amount of stock the Company can repurchase.

            Subsequent to the fiscal year end, the Company declared a dividend on March 6, 2001 of $0.54 per share of common stock to record holders of March 31, 2001, such dividend to be paid May 15, 2001.


ITEM 6.  SELECTED FINANCIAL DATA

            The statement of operations data and statement of financial condition data presented below have been derived from the historical financial statements of the Company. The Company's consolidated financial statements for the years ended December 31, 1997 and 1996, have been audited by KPMG LLP, independent certified public accountants. The Company's consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 have been audited by BDO Siedman, LLP, independent certified public accountants, except for Westbrooke Acquisition Corp. (a consolidated subsidiary) for the year ended December 31, 1998, which statements were audited by other auditors. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              SELECTED FINANCIAL DATA
                                                 --------------------------------------------------------------------------------
                                                    2000              1999(1)           1998(2)         1997            1996
                                                 ------------      ------------      ------------    ------------    ------------
                                                                (Dollars in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA

          Revenues                               $    640,506      $    491,714      $    406,353    $    215,360    $    190,855
          Cost of Sales                               529,800           411,011           339,094         175,300         156,264
                                                 ------------      ------------      ------------    ------------    ------------

          Gross Profit                                110,706            80,703            67,259          40,060          34,591
          Equity in earnings
          from unconsolidated
          subsidiaries                                    769               725               812             465             792

          Selling, general and
          administrative
          expenses                                    (64,720)          (49,565)          (43,614)        (26,512)        (22,976)

          Depreciation and
          amortization                                 (4,016)           (3,996)           (3,287)         (1,669)         (1,524)
                                                 ------------      ------------      ------------    ------------    ------------

          Operating income                             42,739            27,867            21,170          12,344          10,883
          Interest Expense                             (3,282)           (1,845)           (1,939)         (1,987)         (1,238)
          Other income, net                             1,086             1,064             1,201             570             851
                                                 ------------      ------------      ------------    ------------    ------------

          Income before taxes                          40,543            27,086            20,432          10,927          10,496
          Income taxes                                 14,852             9,701             7,637           4,272           4,164
                                                 ------------      ------------      ------------    ------------    ------------

          Net income                             $     25,691      $     17,385      $     12,795    $      6,655    $      6,332
                                                 ------------      ------------      ------------    ------------    ------------

          Net income per
           common share                          $       2.23      $       1.51      $       1.16    $       0.72    $       0.69
                                                 ------------      ------------      ------------    ------------    ------------

          Weighted averages
            shares outstanding                     11,500,000        11,500,000        11,035,000       9,200,000       9,200,000
Operating Data:
   Units:
          New sales contracts,
          net of cancellations                          2,356             2,234             2,036             984             998
          Closings                                      2,499             1,989             1,874             972             902
          Backlog at end of
          period                                          845               998               753             279             267
          Average sales price
            per closing                          $        254      $        240      $        216    $        219    $        200
          Sales value of
            backlog at end of
            period                               $    211,859      $    230,394      $    170,402    $     60,048    $     50,657
          Gross profit as a
            percentage of
            revenues                                     17.3%             16.4%             16.6%           18.6%           18.1%
          Selling, general and
            administrative
            expenses as a
            percentage of
            revenues                                     10.1%             10.1%             10.7%           12.3%           12.0%

                                                       DECEMBER 31,
                                   ------------------------------------------------------

                                    2000         1999(1)      1998(2)    1997      1996
                                   --------     --------     --------  --------  --------
                                                       (Dollars in thousands)
STATEMENT OF FINANCIAL
CONDITION DATA
          Inventories              $246,865     $255,576     $185,247  $102,547  $ 83,659
          Total assets              324,144      328,892      245,338   139,213   121,177
          Total construction debt   127,546      149,380      106,839    66,100    60,768
          Stockholders' equity      135,309      109,618       90,112    55,691    43,929

----------

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


GENERAL

            Since inception, the Company has sought to achieve profitability and revenue growth by providing quality homes in markets that have experienced population and job growth in excess of the national average during the past several years. Newmark has served as the foundation to support the Company's growth strategy, including expansion within existing markets, entry into three new markets through start-up operations and the acquisition of a regional homebuilder.

            During 2000, the Company experienced significant growth and positioned itself to continue to expand its residential land and lot acquisitions in its existing markets. However, the general slow down in the national and some regional economies and the significant decline in consumer confidence may have a negative influence on new home sales.

            The Company entered the Fort Lauderdale/Miami market through its acquisition of Adler on March 1, 1995, and then significantly expanded its market share in the South Florida market, including Palm Beach, by acquiring Westbrooke on January 1, 1998. The Company also achieved synergies in its South Florida operation by managing the remaining assets of Adler with Westbrooke's operations in 1998.

            The Company recognizes revenue at the time of closing when title to, and possession of, the property transfers to the buyer. The Company capitalizes in inventory all homebuilding costs during the construction period, including interest and maintenance, and charges those capitalized costs to cost of sales as the related inventories are sold. Interest on completed inventory is expensed as incurred. Accordingly, as the Company's completed inventory level rises and falls, interest expense can vary significantly. Included in the Company's depreciation and amortization expenses is amortization of goodwill of $1.5 million, $1.4 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, related to the Company's acquisitions of Newmark, Adler and Westbrooke.

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

RESULTS OF OPERATIONS

            The following table sets forth the homebuilding revenue and number of home closings by market for the periods indicated:

                                                            YEAR ENDED DECEMBER 31
                                                    -------------------------------------
                                                      2000           1999(2)     1998
                                                    ----------     ----------  ----------
                                                             (Dollars in thousands)
Houston:
          Revenues                                  $  163,706     $  171,066  $  126,138
          Home Closings                                    616            631         482
Austin:
          Revenues                                  $  170,176     $  115,724  $   82,970
          Home Closings                                    611            511         386
Dallas/Fort Worth:
          Revenues                                  $   43,762     $   45,794  $   38,078
          Home Closings                                    142            171         159
San Antonio:
          Revenues                                  $    9,544             --          --
          Home Closings                                     40             --          --
Ft. Lauderdale/Palm Beach/Miami:
          Revenues                                  $  193,918     $  108,100  $  144,780
          Home Closings                                    946            581         814
Nashville:
          Revenues                                  $   38,499     $   33,444  $   12,116
          Home Closings                                     93             86          33
Charlotte:
          Revenues                                  $    5,396     $      940          --
          Home Closings                                     20              3          --
Greensboro/Winston-Salem:
          Revenues                                  $    9,486     $    2,038          --
          Home Closings                                     31              6          --
                                                    ----------     ----------  ----------

                    Total homebuilding revenues(1)  $  634,487     $  477,106  $  404,082
                                                    ----------     ----------  ----------

                    Total home closings                  2,499          1,989       1,874
                                                    ----------     ----------  ----------

Average sales price per home closed                 $      254     $      240  $      216
                                                    ----------     ----------  ----------

--------------

(1) Does not include revenues from land sales of $6.0 million, $14.6 million and $2.3 million in 2000, 1999 and 1998, respectively.

(2)         Reflects the revenue and units closed on a full-year basis.

          The following table sets forth, as a percentage of revenue, certain information in the Company's Statement of Operations for the periods indicated:

                                                    YEAR ENDED DECEMBER 31
                                              ------------------------------------
                                                 2000         1999         1998
                                              ----------   ----------   ----------
Cost of sales                                       82.7%        83.6%        83.4%

Gross profit                                        17.3%        16.4%        16.6%

Selling, general and administrative expenses        10.1%        10.1%        10.7%

Income before income taxes                           6.3%         5.5%         5.0%

Income taxes (1)                                    36.6%        35.8%        37.4%

Net income                                           4.0%         3.5%         3.1%

----------

(1)       As a percentage of income before income taxes.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

           Revenues increased by 30.3% to $640.5 million in 2000 from $491.7 million in 1999 primarily due to an increase in the number of homes closed by the Company which rose by 25.6% to 2,499 homes in 2000 from 1,989 homes in 1999. The Company's average selling price of homes closed in 2000 was $254,000, an increase of 5.9% from the $240,000 average selling price in 1999. The average selling price of a Newmark(R) home closed in 2000 was $252,000, an increase of 5.6% from the $239,000 average selling price in 1999. The Fedrick Harris Estate Homes average selling price of homes closed in 2000 was $475,000, an increase of 13.4% from the $419,000 average selling price in 1999. In the South Florida market, Westbrooke's selling price of homes closed in 2000 was $205,000, an increase of 10.2% from the $186,000 average selling price in 1999. Also, revenues generated from sales of custom homes under Fedrick Harris Estate Homes increased from $76.6 million in 1999 to $104.0 million in 2000, due primarily to increased unit sales in Houston, Austin and Nashville. In addition, revenue from land sales in 2000 decreased to $6.0 million from $14.6 million in 1999.

           Cost of sales increased by 28.9% to $529.8 million in 2000 from $411.0 million in 1999 primarily due to increased revenues from home closings as described above. Cost of land sales for 2000 decreased to $5.7 million from $12.1 million in 1999. As a percentage of revenues, cost of sales for 2000 decreased slightly to 82.7% from 83.6% in 1999.

           Equity in earnings from unconsolidated subsidiaries increased slightly to $769,000 in 2000 from $725,000 in 1999. The earnings are attributed to Pacific Title, NHC Mortgage and Scofield SF, Ltd., a land development joint venture.

           Selling, general and administrative (SG&A) expense increased by 30.6% to $64.7 million in 2000 from $49.6 million in 1999. This increase was caused by increased revenues and by the expansion into the new markets of Nashville, Tennessee and Charlotte and Greensboro, North Carolina as well as the expansion in the Company's Texas and Florida markets as indicated by the 30.3% increase in the Company's revenues. As a percentage of revenues, SG&A expense remained consistent at 10.1% in 2000 and 1999.

           Interest expense, net of interest capitalized, totaled $3.2 million in 2000 compared to $1.8 million in the previous year. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the years ended December 31, 1999 and 1998, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense increased due to the increase in the average number of completed homes held in inventory for the year ending December 31, 2000 compared to 1999. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

           The Company's provision for income taxes increased as a percentage of earnings before taxes to 36.6% for the year ended December 31, 2000 compared to 35.8% for fiscal year 1999. The increase was primarily a result of increased state taxes resulting from increased earnings in the State of Florida. However, federal income taxes have decreased as a percentage of earnings before taxes to 34.3% for the year ending December 31, 2000 compared to 35.6% for the year ending December 31, 1999 primarily as a result of the increase in deductible amortization of goodwill resulting from the election of the Internal Revenue Code Section 338(h)(10). The Company recognized federal income tax expense of $13.9 million for the year ended December 31, 2000 compared to $9.6 million for the fiscal year 1999.

           Net income increased by 47.8% to $25.7 million for the year ended December 31, 2000 from $17.4 million in the comparable period of 1999. The increase was attributable to the increase in revenues in the Company's most profitable markets.

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

          Cost of sales increased by 21.2% to $411.0 million in 1999 from $339.1 million in 1998 primarily due to increased revenues from home closings as described above. Cost of land sales for 1999 increased to $12.1 million from $1.5 million in 1998. As a percentage of revenues, cost of sales for 1999 increased slightly to 83.6% from 83.5% in 1998

          Equity in earnings from unconsolidated subsidiaries decreased slightly to $725,000 in 1999 from $812,000 in 1998. The earnings are attributed totally to Pacific Title and NHC Mortgage.

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

          Effective December 16, 1999, the Company is included in the consolidated federal income tax return of TOUSA pursuant to a tax allocation agreement with TOUSA.

          Net income increased by 35.9% to $17.4 million for the year ended December 31, 1999 from $12.8 million for the corresponding period in 1998. The increase was primarily attributable to the strong gains in revenues in the Company's most profitable markets.

SEASONALITY AND UNAUDITED QUARTERLY RESULTS

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

            The following table presents selected unaudited quarterly operating data of the Company for each of the eight quarters through the period ended December 31, 2000. In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) have been included to present fairly the unaudited selected quarterly operating data. This data is not necessarily indicative of the results of the operations of the Company for any future period.

                                                            QUARTER ENDED
                           -------------------------------------------------------------------------------------
                           DEC. 31,   SEPT. 30,  JUNE 30,   MARCH 31,  DEC. 31,   SEPT. 30,  JUNE 30,   MARCH 31,
                            2000       2000       2000       2000       1999       1999       1999       1999
                           --------   --------   --------   --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
STATEMENT OF
  OPERATIONS DATA:
Revenues ................  $192,836   $146,207   $164,491   $136,972   $141,757   $126,745   $130,380   $ 92,832
Gross profit ............    32,184     26,580     28,644     23,298     23,264     22,794     20,152     14,493
Selling, general and
   administrative .......    18,033     16,358     16,764     13,565     12,804     13,566     12,863     10,324
Operating income ........    13,345      9,486     11,100      8,808      9,453      8,405      6,557      3,452
MARGIN ANALYSIS:
Gross margin ............      16.7%      18.2%      17.4%      17.0%      16.4%      18.0%      15.5%      15.6%
Selling, general and
   administrative .......       9.4%      11.2%      10.2%       9.9%       9.0%      10.7%       9.9%      11.1%
Operating income ........       6.9%       6.5%       6.7%       6.4%       6.7%       6.6%       5.0%       3.7%
OPERATING DATA:
Homes closed (units) ....       764        539        633        563        583        501        491        414
Average sales price of
   homes closed .........  $    250   $    268   $    258   $    240   $    239   $    247   $    248   $    224

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

LIQUIDITY AND CAPITAL RESOURCES

            The Company's financing needs depend primarily upon its sales volume, inventory levels, inventory turnover and land acquisitions. During the year ended December 31, 2000, cash provided by operations was $25.8 million resulting from the 25.6% increase in home closings from the previous year. For the years ended December 31, 1999 and 1998, the Company used cash in operations of $34.9 million and $19.3 million, respectively. The significant use of cash in operations of the Company has primarily been due to the increasing inventory levels maintained by the Company as the Company continues to expand its business. Historically, the Company has financed its operations primarily through its earnings, borrowings from financial institutions, and, prior to the Company's initial public offering on March 12, 1998, capital contributions and borrowings from Pacific, primarily for residential land development acquisitions.

            On June 27, 2000, Newmark entered into a syndicated $150 million secured revolving credit facility with six banks which matures on June 27, 2003 with annual options for one-year extensions. This credit facility is being and will be used to finance the acquisition and development of residential subdivisions, the purchase of developed lots and the construction of homes in the Texas, Tennessee and North Carolina markets. On December 31, 2000, the Company had borrowings of $74.6 million outstanding under this facility.

            The Company has financed in the past, and intends to continue to finance, its operations with cash from operations and borrowings under construction and lot development credit facilities. Generally, these credit agreements are with regional and national lenders. Each of the credit agreements relates to specific markets and provides for financing residential land and lot acquisition and construction. The agreements have restrictive covenants which, among other things, limit speculative home building, debt to tangible net worth ratios, dividends and set a minimum requirement for tangible net worth. The agreements have various maturity dates and bear interest at rates based on Libor and prime. At December 31, 2000, the Company had $28 million of available credit under its existing credit facilities. The Company plans to renew these facilities as they mature.

            With the exception of the South Florida operation and to the extent possible, the Company utilizes lot options as a method of controlling its investments in land. At December 31, 2000, the Company had 2,343 lots under option. At December 31, 2000, the Company had no material capital commitments with respect to specific performance lot purchase contracts. In the Ft. Lauderdale, Palm Beach and Miami markets, the Company is limited in its ability to acquire finished lots under option contracts, a factor which requires the Company to make significant capital expenditures in order to maintain adequate lot inventory in this market.

            At December 31, 2000 the Company had approximately $11.1 million outstanding under promissory notes incurred in connection with the acquisition of Westbrooke. The promissory notes are to be repaid in equal annual installments from 2001 through 2003.

            The Company believes it will have adequate financial resources, including availability under its credit facilities, to meet its working capital and residential land acquisition and development plans under current market conditions. However, there can be no assurance that the amounts available from such sources will be sufficient. The Company's combined consolidated outstanding debt was approximately $139 million at December 31, 2000. Accordingly, the Company expects to incur interest charges on a consolidated basis at higher levels than it has in the past. In addition, if the Company identifies significant new acquisition opportunities outside of the Company's existing markets, or if the Company's operations do not generate sufficient cash from operations at levels currently anticipated, the Company may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings or the issuance of debt or equity securities. There can be no assurance that the amounts available from such sources will be sufficient. The amount and types of indebtedness that the Company may incur are limited by the terms of its existing financing agreements. In addition, the incurrence of additional debt by the Company would increase its debt service and interest obligations, which could have an adverse effect on the Company's results of operations or financial condition. If the Company is not successful in obtaining sufficient capital to fund its planned expansion and other expenditures, new projects may be constrained. Any such delay or abandonment could result in a reduction in sales and may adversely affect the Company's future business and results of operations.

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

            In December 1999, the SEC staff released Staff Account Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000. The Company adopted SAB 101 during the year ended December 31, 2000, and it had no impact on the Company's financial position or results of operations and cash flows.

            In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying

CHANGE IN CONTROL OF OWNERSHIP

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

          In connection with the acquisition by TOUSA of the common stock previously owned by Pacific, the Company entered into a Services Agreement with PUSA to continue to provide certain centralized support services to the Company, including general advisory services, market expansion research services and administrative support services. This Service Agreement was terminated December 31, 2000. In addition, the 1998 Tandem Stock Option/Stock Appreciation Rights Plan and the options granted therein were terminated. There were no other incentive awards outstanding or exercisable in fiscal year 1999 or thereafter.

          Pursuant to the stock purchase agreement entered into in connection with the acquisition of Westbrooke in January 1998, certain additional consideration, based on Westbrooke achieving specified income targets over a five-year period, became due and payable to the prior majority owner and certain key employees of Westbrooke upon a change of control. Westbrooke entered into an Amendment to Stock Purchase Agreement ("Amendment") with the prior owner and certain key employees of Westbrooke regarding the amount and timing of the additional consideration as well as the acquisition of certain partnership interests from the key employees. The amount of additional consideration recorded in the transaction as a result of the change in control to the prior majority owner was $4.6 million in the form of a promissory note. Additionally, the Amendment adjusted the level of additional consideration payable to the key employees from 6% to 7.5% of the net income before income taxes, all as defined and described in the Amendment. The Company will record such payments as compensation expense in the periods in which they are earned. Subsequent to the fiscal year end, the Company, prior owner and certain key employees entered into the Second Amendment to Stock Purchase Agreement ("Second Amendment") regarding the amount and timing of certain of the payments to the prior owner and certain key employees of Westbrooke.

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

          For tax purposes, the Company elected to treat the change in control as a deemed taxable sale of assets resulting in a step-up in the tax basis of assets in accordance with Internal Revenue Code Section 338(h)(10). By electing
Section 338(h)(10), the Company recognized taxable income of approximately $20 million, and $8 million of tax per the original tax sharing agreement, due to the difference in the financial statement basis and the tax basis of the assets immediately prior to the change in control. In terms of the purchase and sale agreement between PUSA and TOUSA, the tax sharing agreement was modified to exclude the gain and corresponding tax from this transaction from the calculation of the tax payments by the Company to PUSA. Accordingly, the Company recognized its income tax expense based on the taxable income generated from its operations.

          As a result of the change of control transaction described above, certain adjustments were made to the Company's goodwill, acquisition notes payable and stockholders' equity accounts. As a result, the consolidated amounts of the Company after December 15, 1999 are presented on a new basis of accounting different from the financial statements of the Company prior to December 15, 1999.


ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes. The Company's exposure to market risks is changes to interest rates related to the Company's construction loans. The interest rates relative to the Company's construction loans fluctuate with the prime and Libor lending rates, both upwards and downwards. (See Note 7 - "Construction Loans Payable" of the Notes to Consolidated Financial Statements.)



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Financial Statements are set forth in Item 14(a)(1) and (2), and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information about the Company's directors is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2001 (120 days after the end of the Company's fiscal year). Information regarding the executive officers of the Company is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

            The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2001 (120 days after the end of the Company's fiscal year).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2001 (120 days after the end of the Company's fiscal year).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information called for by this item is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than April 30, 2001 (120 days after the end of the Company's fiscal year).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       Financial Statements and Financial Statement Schedules

           1. Financial Statements:

          Reports of independent certified public accountants.
          Consolidated Statements of Financial Position as of December 31, 2000
               and 1999.
          Consolidated Statements of Operations for the year ended December 31, 2000 for the Period from December 16, 1999 to December 31, 1999; for the Period from January 1, 1999 to December 15, 1999; and for the Year Ended December 31,1998.
          Consolidated Statements of Stockholders' for the year ended December
               31, 2000 Equity for the Period from December 16, 1999 to December 31, 1999; for the Period from January 1, 1999 to December 15, 1999; and for the Year ended December 31, 1998.
          Consolidated Statements of Cash Flows for the year ended December 31,
               2000 for the Period from December 16, 1999 to December 31, 1999; for the Period from January 1, 1999 to December 15, 1999; and for the Year Ended December 31, 1998.
          Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules:

            Schedule I - Condensed Financial Information of Registrant Parent
                              Company Only - Statements of Financial Position as of December 31, 2000 and 1999.
                         Condensed Financial Information of Registrant Parent
                              Company Only - Statements of Operations for the year ended December 31, 2000 for the Period from December 16, 1999 to December 31, 1999; for the Period from January 1, 1999 to December 15, 1999; and for the Year Ended December 31, 1998.
                         Condensed Financial Information of Registrant Parent
                              Company Only - Statements of Cash Flows for the year ended December 31, 2000 for the Period from December 16, 1999 to December 31, 1999; for the Period from January 1, 1999 to December 15, 1999; and for the Year Ended December 31,1998.
            Schedule II - Valuation and Qualifying Accounts for the Years Ended
                              December 31, 2000, 1999, and 1998.

          3. Exhibits required to be filed by Item 601 of Regulation S-K:

      EXHIBIT
      NUMBER     REF                  EXHIBIT
      ------     ---                  -------
        2.1      (1)     Stock Purchase Agreement dated January 15, 1998 among
                         James Carr, Westbrooke Communities, Inc., Westbrooke at
                         West Lake, Inc., Westbrooke at Winston Trails, Inc.,
                         Westbrooke at Pembroke Pines, Inc., Westbrooke at Oak
                         Ridge Inc., Harold L. Eisenacher, Leonard R. Chernys,
                         Diana Ibarria, The Westbrooke Partnership, Pacific USA
                         Holdings Corp., Newmark Homes Corp., and Westbrooke
                         Acquisition Corp.

      2.1(b)     (4)     Amendment to Stock Purchase Agreement dated December
                         15, 1999 among James Carr, Westbrooke Communities,
                         Inc., Westbrooke at West Lake, Inc., Westbrooke at
                         Winston Trails, Inc., Westbrooke at Pembroke Pines,
                         Inc., Westbrooke at Oak Ridge, Inc., Harold L.
                         Eisenacher, Leonard R. Chernys and Diana Ibarria, The
                         Westbrooke Partnership, Pacific USA Holdings Corp.,
                         Newmark Homes Corp. and Westbrooke Acquisition Corp.

      2.1(c)     (5)     Second Amendment to Stock Purchase Agreement dated
                         January 15, 2001 among James Carr, Westbrooke
                         Communities, Inc., Westbrooke at West Lake, Inc.,
                         Westbrooke at Winston Trails, Inc., Westbrooke at
                         Pembroke Pines, Inc., Westbrooke at Oak Ridge, Inc.,
                         Harold L. Eisenacher, Leonard R. Chernys and Dianna
                         Ibarria, The Westbrooke Partnership, Newmark Homes
                         Corp. and Westbrooke Acquisition Corp.

        2.3      (2)     Stock Purchase Agreement dated November 24, 1999
                         between Pacific Realty Group, Inc., Pacific USA
                         Holdings Corp., and Technical Olympic USA, Inc.

        2.4      (6)     Agreement and Plan of Merger dated February 12, 2001
                         among Newmark Homes Corp., a Delaware corporation, and
                         Newmark Homes Corp., a Nevada corporation.

        3.1      (6)     Articles of Incorporation.

        3.2      (6)     Bylaws.

       10.1      (1)     Form of Tax Allocation Agreement between Pacific USA
                         and various affiliates and subsidiaries, of Pacific
                         USA, including the Registrant, dated April 28. 1992.

       10.2      (1)     Form of Amendment to Tax Agreement.

       10.3      (4)     Tax Indemnity and Allocation Agreement dated December
                         15, 1999 among Pacific USA Holdings Corp., Pacific
                         Realty Group, Inc., Newmark Homes Corp. and Technical
                         Olympic USA, Inc.

       10.4      (1)     Employment Agreement between Newmark Homes Corp. and
                         Terry White dated January 1, 1998.

       10.5      (1)     Employment Agreement Between Newmark Homes Corp. and J.
                         Eric Rome dated January 1, 1998.

      10.6(a)    (4)     Second Amended and Restated Employment Agreement
                         Between Westbrooke Communities, Inc. and James Carr
                         dated December 15, 1999.

      10.6(b)    (4)     Amended and Restated Non-Competition Agreement dated
                         December 15, 1999 among Westbrooke Communities, Inc.,
                         Westbrooke at West Lake, Inc., Westbrooke at Winston
                         Trails, Inc., Westbrooke at Pembrook Pines, Inc.,
                         Westbrooke at Oak Ridge, Inc., The Westbrooke
                         Partnership, Westbrooke Acquisition Corp. and James
                         Carr.

       10.7      (4)     Amended and Restated Employment Agreement between
                         Newmark Home Corporation and J. Michael Beckett dated
                         March 1, 2000.

       10.8      (4)     Form of Tax Allocation Agreement between Technical
                         Olympic USA, Inc. and various affiliates and
                         subsidiaries, including Newmark Homes Corp. and its
                         subsidiaries.

       10.9      (3)     Credit Agreement among Newmark Homes, L.P. and Bank of
                         America, N.A. as Administrative Agent, Swing Line
                         Lender and Letter of Credit Issuing Lender and Other
                         Financial Institutions Party Hereto dated June 27,
                         2000.

       10.10     (3)     Guaranty Agreement among Newmark Homes Corp. and
                         Newmark Homes Corporation in favor of Bank of America,
                         N.A. and the Lenders under the Credit Agreement dated
                         June 27, 2000.

       10.11     (3)     Management Services Agreement between Newmark Homes
                         Corp. and Techolym, L.P. dated June 1, 2000.

       10.12     (3)     Amended and Restated Employment Agreement between
                         Newmark Homes Corporation and Lonnie M. Fedrick dated
                         May 12, 2000 effective January 1, 2000.

      EXHIBIT
      NUMBER     REF                  EXHIBIT
      ------     ---                  -------
       11.1      (5)     Statement relating to computation of per share
                         earnings.

       12.1      (5)     Statement relating to computation of ratios.

       21.1      (5)     List of subsidiaries.

     (1) Filed as part of the Registrant's Registration Statement on Form S-1, Amendment Number 3, filed with the Securities and Exchange Commission on March 5, 1998, File No. 333-42213 and incorporated herein by reference.

     (2) Filed as Exhibit 2.1 of Registrant's Current Report on Form 8K dated December 22, 1999 and incorporated herein by reference.

     (3) Filed as part of the Registrant's Current Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2000 and incorporated herein by reference.

     (4) Filed as part of the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000, File No. 000-23677 and incorporated herein by reference.

     (5)  Filed herewith.

     (6) Filed as part of the Registrant's Current Report on Form 8-K dated March 23, 2001 and incorporated herein by reference.

(b)       Reports on Form 8-K

            The Registrant filed a Current Report on Form 8-K dated November 22, 2000 reporting the Registrant being advised that TOUSA, the holder of shares representing 80% of the Registrant's outstanding common stock, has pledged those shares in support of a commercial loan.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NEWMARK HOMES CORP.

March 27, 2001                         By: /s/ Lonnie M. Fedrick
Date                                       ------------------------------------
                                           Name:  Lonnie M. Fedrick
                                           Title: Chief Executive Officer
                                                  (Principal Executive Officer)

March 27, 2001                         By: /s/ Terry C. White
Date                                       ------------------------------------
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

March 27, 2001                         By: /s/ Constantine Stengos
Date                                       ------------------------------------
                                           Name:  Constantine Stengos
                                           Title: Chairman of the Board of
                                                  Directors and Director

March 27, 2001                         By: /s/ Andreas Stengos
Date                                       ------------------------------------
                                           Name:  Andreas Stengos
                                           Title: Director

March 27, 2001                         By: /s/ George Stengos
Date                                       ------------------------------------
                                           Name:  George Stengos
                                           Title: Director

March 27, 2001                         By: /s/ Yannis Delikanakis
Date                                       ------------------------------------
                                           Name:  Yannis Delikanakis
                                           Title: Director

March 27, 2001                         By: /s/ William A. Hasler
Date                                       ------------------------------------
                                           Name:  William A. Hasler
                                           Title: Director

March 27, 2001                         By: /s/ Larry D. Horner
Date                                       ------------------------------------
                                           Name:  Larry D. Horner
                                           Title: Director

March 27, 2001                         By: /s/ Lonnie M. Fedrick
Date                                       ------------------------------------
                                           Name:  Lonnie M. Fedrick
                                           Title: Director

March 27, 2001                         By: /s/ James M. Carr
Date                                       ------------------------------------
                                           Name:  James M. Carr
                                           Title: Director

March 27, 2001                         By: /s/ Michael Stevens
Date                                       ------------------------------------
                                           Name:     Michael Stevens
                                           Title:    Director

March 27, 2001                        By:  /s/ Michael J. Poulos
Date                                       ------------------------------------
                                           Name:     Michael J. Poulos
                                           Title:    Director

                                                             NEWMARK HOMES CORP.
                                                                AND SUBSIDIARIES






                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                               NEWMARK HOMES CORP.
                                AND SUBSIDIARIES

                                                                        CONTENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         3-4


CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statements of Financial Position                        5-6

      Consolidated Statements of Operations                                  7

      Consolidated Statements of Stockholders' Equity                        8

      Consolidated Statements of Cash Flows                               9-10


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               11-31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Newmark Homes Corp.:

We have audited the accompanying consolidated statement of financial position of Newmark Homes Corp. and subsidiaries (the "Successor Company"), a subsidiary of Technical Olympic USA, Inc., as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and for the period from commencement of its operations on December 16, 1999 through December 31, 1999. We have also audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Newmark Homes Corp. and subsidiaries (the "Predecessor Company" as described in Note 2 of the financial statements), a subsidiary of Pacific USA Holdings Corp., for the year ended December 31, 1998 and for the period from January 1, 1999 to December 15, 1999. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the financial statements of Westbrooke Acquisition Corp. (a consolidated subsidiary) for the year ended December 31, 1998, which statements reflect total revenues constituting 29% of the related consolidated totals for that year. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Westbrooke Acquisition Corp., for the year ended December 31, 1998 is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the Successor Company's consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations and cash flows for the year ended December 31, 2000 and the period from commencement of its operations on December 16, 1999 through December 31, 1999, in conformity with generally accepted accounting principles. Further in our opinion, based on our audit and the report of the other auditors, the Predecessor Company's consolidated financial statements, referred to above, present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the year ended December 31, 1998, and for the period from January 1, 1999 to December 15, 1999, in conformity with accounting principles generally accepted in the United States of America.

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

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth herein.


/s/ BDO SEIDMAN, LLP

Los Angeles, California
January 31, 2001

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



December 31,                                                2000        1999
                                                          ----------  ----------
ASSETS

CASH                                                      $    4,774  $    8,080

RECEIVABLES
    Title companies                                           10,487       3,909
    Other                                                      4,291       5,297
                                                          ----------  ----------

Total receivables                                             14,778       9,206

INVENTORIES (Note 5 and 7)
    Single family residences                                 169,298     191,883
    Lots and land held for development                        77,567      63,693
                                                          ----------  ----------

Total inventories                                            246,865     255,576

INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES (Note 6)             2,205         640

PROPERTY, PREMISES AND EQUIPMENT, net of accumulated
    depreciation of $4,728 and $3,503 in 2000 and 1999,
    respectively                                               5,884       5,946

DEFERRED TAX ASSET, net (Note 9)                                 515         155

OTHER ASSETS (Note 5)                                          3,769       3,637

GOODWILL, net of accumulated amortization of $1,594 and
    $67 in 2000 and 1999, respectively (Note 2, 4 and 9)      45,354      45,652
                                                          ----------  ----------

Total assets                                              $  324,144  $  328,892
                                                          ==========  ==========

                    See accompanying notes to consolidated financial statements.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                      2000        1999
                                                                   ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION LOANS PAYABLE (Note 7)                                $  127,546  $  149,380

ACQUISITION NOTES PAYABLE (Note 2 and 4)                               11,055      14,473

PAYABLES TO AFFILIATES (Note 9)                                            13          --

INCOME TAX PAYABLE                                                        687       1,745

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Note 3)                      33,837      36,639

CUSTOMER DEPOSITS (Note 10)                                            11,607      13,586

OTHER LIABILITIES                                                       4,090       3,451
                                                                   ----------  ----------

Total liabilities                                                     188,835     219,274
                                                                   ----------  ----------

COMMITMENTS AND CONTINGENCIES (Note 4, 7 and 10)

STOCKHOLDERS' EQUITY (Note 7)
   Common stock - $.01 par value; 30,000,000 shares
       authorized and 11,500,000 shares issued and outstanding            115         115
   Additional paid-in capital                                         106,855     106,855
   Retained earnings                                                   28,339       2,648
                                                                   ----------  ----------

Total stockholders' equity                                            135,309     109,618
                                                                   ----------  ----------

Total liabilities and stockholders' equity                         $  324,144  $  328,892
                                                                   ==========  ==========


                    See accompanying notes to consolidated financial statements.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               PERIOD FROM     Period from
                                                                                DECEMBER 16,    January 1,
                                                                                  1999            1999
                                                                 YEAR ENDED        TO              to          Year Ended
                                                                 DECEMBER 31,   DECEMBER 31,   December 15,   December 31,
                                                                     2000          1999           1999            1998
                                                                 ------------   ------------   ------------   ------------
                                                                                (SUCCESSOR)    (Predecessor)  (Predecessor)
REVENUES                                                         $    640,506   $     44,252   $    447,462   $    406,353

COST OF SALES (Note 5)                                                529,800         37,047        373,964        339,094
                                                                 ------------   ------------   ------------   ------------

GROSS PROFIT                                                          110,706          7,205         73,498         67,259

   Equity in earnings from unconsolidated subsidiaries (Note 6)           769             39            686            812

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          (64,720)        (2,721)       (46,844)       (43,614)

DEPRECIATION AND AMORTIZATION                                          (4,016)          (277)        (3,719)        (3,287)
                                                                 ------------   ------------   ------------   ------------

OPERATING INCOME                                                       42,739          4,246         23,621         21,170

OTHER INCOME (EXPENSE):
   Interest expense (Note 5)                                           (3,282)          (124)        (1,721)        (1,939)
   Other income, net                                                    1,086             25          1,039          1,201
                                                                 ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                                             40,543          4,147         22,939         20,432

INCOME TAXES (Note 9)                                                  14,852          1,499          8,202          7,637
                                                                 ------------   ------------   ------------   ------------

NET INCOME                                                       $     25,691   $      2,648   $     14,737   $     12,795
                                                                 ============   ============   ============   ============

EARNINGS PER COMMON SHARE:
   Basic                                                         $       2.23   $        .23   $       1.28   $       1.16
   Diluted                                                               2.23            .23           1.28           1.16
                                                                 ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK EQUIVALENTS OUTSTANDING:
   Basic                                                           11,500,000     11,500,000     11,500,000     11,035,342
   Diluted                                                         11,500,000     11,500,000     11,500,000     11,035,342
                                                                 ============   ============   ============   ============


                    See accompanying notes to consolidated financial statements.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                  (IN THOUSANDS)

                                                                Additional
                                                     Common      Paid-in      Retained
                                                     Stock       Capital      Earnings      Total
                                                    ----------  ----------   ----------   ----------
PREDECESSOR COMPANY

BALANCE, January 1, 1997                            $       92  $   42,415   $    1,422   $   43,929

   Capital contribution                                     --       9,917           --        9,917
   Dividends paid                                           --        (167)      (4,643)      (4,810)
   Net income                                               --          --        6,655        6,655
                                                    ----------  ----------   ----------   ----------

BALANCE, December 31, 1997                                  92      52,165        3,434       55,691

   Initial public offering of common stock, net of
      issuance costs of $2,554                              20      18,426           --       18,446
   Issuance of common stock due to the exercise
      of underwriters over-allotment option, net
      of issuance costs of $271                              3       2,876           --        2,879
   Capital contribution                                     --         301           --          301
   Net income                                               --          --       12,795       12,795
                                                    ----------  ----------   ----------   ----------

BALANCE, December 31, 1998                                 115      73,768       16,229       90,112

   Net income for period January 1 to
      December 15, 1999                                     --          --       14,737       14,737
                                                    ----------  ----------   ----------   ----------
BALANCE, December 15, 1999                                 115      73,768       30,966      104,849
                                                    ==========  ==========   ==========   ==========

SUCCESSOR COMPANY

BALANCE, December 15, 1999                                 115      73,768       30,966      104,849

   Convert retained earnings to additional paid-in
      capital (Note 2)                                      --      30,966      (30,966)          --
   New goodwill directly resulting from change
      in control (Note 2)                                   --       2,121           --        2,121
   Net income for period December 16 to
      December 31, 1999                                     --          --        2,648        2,648
                                                    ----------  ----------   ----------   ----------

BALANCE, December 31, 1999                                 115     106,855        2,648      109,618

   Net income                                               --          --       25,691       25,691
                                                    ----------  ----------   ----------   ----------
BALANCE, December 31, 2000                          $      115  $  106,855   $   28,339   $  135,309
                                                    ==========  ==========   ==========   ==========

                    See accompanying notes to consolidated financial statements.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)


                                                                                 PERIOD FROM     Period from
                                                                                  DECEMBER 16,    January 1,
                                                                                     1999           1999
                                                                    YEAR ENDED        TO             to         Year Ended
                                                                   DECEMBER 31,   DECEMBER 31,   December 15,   December 31,
                                                                       2000           1999           1999            1998
                                                                   ------------   ------------   ------------   ------------
                                                                                   (SUCCESSOR)   (Predecessor)  (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $     25,691   $      2,648   $     14,737   $     12,795
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                       4,016            277          3,719          3,287

      Net (gain) loss on sale of property, premises and equipment           (24)            --            (36)            27
      Equity in earnings from unconsolidated subsidiaries                  (769)           (39)          (686)          (812)
      Deferred tax (benefit) expense                                       (360)            22           (362)           134
      Changes in operating assets and liabilities net of
        effects from purchase of Westbrooke Communities, Inc.:
            Inventory and land held for development, net                  8,711         (2,908)       (66,901)       (41,998)
            Receivables - title companies                                (6,578)            50          1,139         (1,451)
            Receivables - affiliates and other                            1,005           (143)        (3,289)        (2,247)
            Other assets                                                   (715)           (84)        (1,920)         1,417
            Payable to affiliates                                          (349)            --         (2,442)           667
            Accounts payable and accrued liabilities                     (2,802)           571         13,134          2,930
            Other liabilities                                            (1,340)           265          6,102          5,985
            Income tax payable                                             (696)         1,383            362             --
                                                                   ------------   ------------   ------------   ------------

Net cash provided by (used in) operating activities                      25,790          2,042        (36,443)       (19,266)
                                                                   ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, premises and equipment                         (2,070)            --         (2,286)        (2,134)
   Proceeds from sales of property, premises and equipment                  252             --            139             44
   Purchase of Westbrooke, net of cash acquired                              --             --             --          2,280
   Increase in goodwill                                                  (1,230)            --             --             --
   Investment in unconsolidated subsidiaries                             (1,249)            --           (345)          (255)
   Distributions from unconsolidated subsidiaries                           453             --            920            903
                                                                   ------------   ------------   ------------   ------------

Net cash provided by (used in) investing activities                      (3,844)            --         (1,572)           838
                                                                   ------------   ------------   ------------   ------------

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)


                                                                                PERIOD FROM     Period from
                                                                                 DECEMBER 16,    January 1,
                                                                                    1999           1999
                                                                   YEAR ENDED        TO             to         Year Ended
                                                                  DECEMBER 31,   DECEMBER 31,   December 15,   December 31,
                                                                      2000           1999           1999            1998
                                                                  ------------   ------------   ------------   ------------
                                                                                   (SUCCESSOR)   (Predecessor)  (Predecessor)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from initial public offering of common stock                --             --             --         18,446
   Net proceeds from underwriters over-allotment option                     --             --             --          2,879
   Capital contributions received                                           --             --             --            301
   Proceeds from advances on construction loans payable                307,718         12,860        337,506        279,694
   Principal payments on construction loans payable                   (329,552)       (12,902)      (296,737)      (261,263)
   Principal payments on acquisition notes payable                      (3,418)            --         (2,468)       (16,581)
                                                                  ------------   ------------   ------------   ------------

Net cash provided by (used in) financing activities                    (25,252)           (42)        38,301         23,476
                                                                  ------------   ------------   ------------   ------------

INCREASE (DECREASE) IN CASH                                             (3,306)         2,000            286          5,048

CASH, beginning of period                                                8,080          6,080          5,794            746
                                                                  ------------   ------------   ------------   ------------

CASH, end of period                                               $      4,774   $      8,080   $      6,080   $      5,794
                                                                  ============   ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for:
      Interest                                                    $     15,592   $        541   $     12,436   $      9,501
      Income taxes                                                $     15,802   $         --   $     10,723   $      7,456
                                                                  ============   ============   ============   ============

                    See accompanying Notes 2, 3, and 4 for supplemental disclosure of noncash investing and financing activities.

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

                             NHC's primary subsidiaries are as follows:

                                             SUBSIDIARY                                         NATURE OF BUSINESS
                              ------------------------------------------------------------------------------------------------------
                              Newmark Home Corporation (Newmark)            Single-family residential homebuilding in Texas,
                                                                                Tennessee and North Carolina-formed in 1983.

                              Westbrooke Communities, Inc.                  Single-family residential homebuilding and residential
                                  (Westbrooke)                                  lot developer in Florida-formed in 1976.

                              The Adler Companies, Inc. (Adler)             Single-family residential homebuilding in Florida-formed
                                                                                in 1990.

                              Pacific United Development                    Residential lot developer in Texas and
                                  Corporation                                Tennessee-formed (PUDC) in 1993.
                              ------------------------------------------------------------------------------------------------------

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

2.  CHANGE IN CONTROL        This acquisition by TOUSA is accounted for as a
    (CONTINUED)              purchase, and the purchase price is recorded on the
                             Company's books. The excess of purchase price over the fair value of the assets acquired and the liabilities assumed approximates $46 million, of which approximately $2.1 million is directly attributed to the cost of the transaction of change in control.

                             In connection with the acquisition by TOUSA of the Common Stock, the Company entered into a Services Agreement with PUSA to provide certain centralized support services to the Company, including general advisory services, market expansion research services and administrative support services. This Services Agreement was terminated December 31, 2000.

                             The 1998 Tandem Stock Option/Stock Appreciation Rights Plan was terminated, as follows: The Company exercised its right to terminate the options upon a change of control and to pay the spread between the exercise price and the closing price of the Common Stock on the date of the change of control, December 15, 1999. There was no spread, and the options expired and terminated on December 15, 1999. There were no other incentive awards outstanding or exercisable in fiscal year 1999 (see
                             Note 12).

                             Pursuant to the stock purchase agreement entered into in connection with the acquisition of Westbrooke in 1998 (see Note 4), certain additional consideration dependent upon Westbrooke achieving specified income targets over a five year period became due and payable to the prior majority owner and key employees of Westbrooke upon a change of control. Westbrooke entered into an Amendment to Stock Purchase Agreement (Amendment) with the prior owner and key employees of Westbrooke regarding the amount and timing of the additional consideration as well as the acquisition of certain partnership interests from the key employees. The amount of additional consideration recorded in the transaction as a result of the change in control to the prior majority owner was $4.6 million in the form

2. CHANGE IN CONTROL         of a promissory note. Additionally, the Amendment
   (CONTINUED)               adjusted the level of additional consideration
                             payable to the key employees from 6% to 7.5% of the net income before income taxes, all as defined in the Amendment.

                             A former Tax Allocation Agreement (the Former Tax Sharing Agreement) between PUSA and the Company was partially terminated whereby the Company would pay PUSA an amount equal to the federal income taxes that the Company would owe (or refund that it would receive) had it prepared its federal income tax return on a stand-alone basis (see Note 10).

                             For tax purposes, the Company elected to treat the change in control as a deemed taxable sale of assets resulting in a step-up in the tax basis of assets in accordance with Internal Revenue Code
                             Section 338(h)(10). By electing Section 338(h)(10), the Company recognized taxable income of approximately $20 million, and $8 million of tax per the original tax sharing agreement, due to the difference in the financial statement basis and the tax basis of the assets immediately prior to the change in control. In terms of the purchase and sale agreement between PUSA and TOUSA, the Former Tax Sharing Agreement was modified to exclude the gain and corresponding tax from this transaction from the calculation of the tax payments by the Company to PUSA. Accordingly, the Company recognized its income tax expense based on the taxable income generated from its operations.

                             As a result, the consolidated amounts of the Successor Company are presented on a new basis of accounting different from the financial statements of the Predecessor Company and, therefore, are not comparable.

2. CHANGE IN CONTROL         The following table represents the operating
   (CONTINUED)               results of the Company on a full year basis for the
                             year ended December 31, 1999 (in thousands, except per share data).

                                                                                           Amount
                                                                                    ------------------
                          Revenues                                                  $          491,714
                          Cost of sales                                                        411,011
                                                                                    ------------------
                          Gross profit                                                          80,703
                          Equity in earnings from unconsolidated subsidiaries                      725
                          Selling, general and administrative expenses                         (49,565)
                          Depreciation and amortization                                         (3,996)
                                                                                    ------------------
                          Operating income                                                      27,867
                          Other income (expense):
                              Interest expense                                                  (1,845)
                              Other income, net                                                  1,064
                                                                                    ------------------
                          Income before income taxes                                            27,086
                          Income taxes                                                           9,701
                                                                                    ------------------
                          Net income                                                $           17,385
                                                                                    ==================
                          Net income per common share                               $             1.51
                                                                                    ==================

3. SUMMARY OF                The accounting and reporting policies of the
   SIGNIFICANT               Company conform to generally accepted accounting
   ACCOUNTING                principles and general practices within the
   POLICIES                  homebuilding industry. The following summarizes the
                             more significant of these policies.

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

                             The Company has accounts with various financial institutions, which are insured by the FDIC. Amounts exceeding the FDIC insured amounts are $2.8 million at December 31, 2000.

                             RECEIVABLES FROM TITLE COMPANIES

                             Receivables from title companies consist of sales proceeds due for homes sold and closed, less amounts withheld by the title companies for disbursements to third parties.

3.  SUMMARY OF               INVENTORY
    SIGNIFICANT
    ACCOUNTING               Single family residences and lots and land held for
    POLICIES                 development are recorded at the lower of cost or
    (CONTINUED)              estimated net realizable value. Net realizable
                             value is defined as the estimated proceeds upon disposition, less applicable future costs to complete and sell. Construction costs are accumulated during the period of construction. The
                             Company utilizes the specific identification method of charging construction costs to cost of sales as units are sold. Common construction project costs are allocated to each individual home in the various subdivisions based upon the total number of homes to be constructed in each subdivision community.

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

3. SUMMARY OF                PURCHASE OPTIONS
   SIGNIFICANT
   ACCOUNTING                The Company enters into lot option contracts and
   POLICIES                  contracts to purchase land for lot development.
   (CONTINUED)               When the Company does not exercise an option, its
                             liability is limited to the forfeiture of the related deposit (Note 5). Consequently, the Company's policy is to record the lots or land and the related liabilities at the time such are purchased and legal title has passed.

                             GOODWILL

                             At December 16, 1999, goodwill of approximately $46 million represents the combination of the goodwill resulting from the change in control transaction and the goodwill attributed to the 20% minority interest immediately prior to the change in control transaction. Starting from December 16, 1999, goodwill is amortized on a straight-line basis over thirty years. For the year ended December 31, 2000, a charge of $1,500,000 related to an earn out provision in the stock purchase agreement was recorded to goodwill as an adjustment to the purchase price. Periodically, the Company evaluates goodwill for impairment by determining whether the amortization of the balance over its remaining life can be recovered through future undiscounted cash flows of the Company.

                             REVENUE RECOGNITION

                             Revenue is recognized at the time of the closing of the sale, when title to and possession of the property transfers to the buyer.

                             ADVERTISING COSTS

                             As incurred, the Company expenses advertising costs, consisting primarily of newspaper and trade publications, signage and the cost of maintaining an internet web-site. Advertising expense included in selling, general and administrative expenses for the years ended December 31, 2000, 1999 and 1998 was approximately $8.3 million, $7.6 million and $6.7 million, respectively.

3. SUMMARY OF                REPORTING ON THE COSTS OF START-UP ACTIVITIES
   SIGNIFICANT
   ACCOUNTING                Statement of Position 98-5, "Reporting on the Costs
   POLICIES                  of Start-Up Activities" (SOP 98-5), issued by the
   (CONTINUED)               American Institute of Certified Accountants, is
                             effective for years after December 15, 1998. Early adoption is permitted. SOP 98-5 requires that costs of start-up activities be expensed as incurred. The
                             Company adopted SOP 98-5 on January 1, 1999 and
                             $259,000 of start-up costs were expensed during the period from January 1 to December 15, 1999.

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

                             Effective December 16, 1999, the Company is included in the consolidated federal income tax return with TOUSA pursuant to a revised Tax Allocation Agreement between the Company and TOUSA.

                             As a result of this revised Tax Allocation
                             Agreement, income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                             The following tables reconcile the computation of basic and diluted EPS for the years ended December 31, 2000, 1999 and 1998.

                                                            Period from          Period from
                                                             December 16,         January 1,
                                                                1999                 1999
                                        YEAR ENDED               to                   to               Year Ended
                                       DECEMBER 31          December 31,         December 15,         December 31
                                           2000                 1999                 1999                 1998
                                     ------------------   ------------------   ------------------   ----------------
       INCOME AVAILABLE TO COMMON
          SHAREHOLDERS
           (Numerator)               $       25,691,000   $        2,648,000   $       14,737,000   $     12,795,000
                                     ==================   ==================   ==================   ================

       WEIGHTED AVERAGE OF SHARES
          OUTSTANDING
           (Denominator)                     11,500,000           11,500,000           11,500,000         11,035,342
                                     ==================   ==================   ==================   ================

       BASIC AND DILUTED EPS         $             2.23   $              .23   $             1.28   $           1.16
                                     ==================   ==================   ==================   ================

3. SUMMARY OF                FAIR VALUE OF FINANCIAL INSTRUMENTS
   SIGNIFICANT
   ACCOUNTING                Statement of Financial Accounting Standards No.
   POLICIES                  107, "Disclosures about Fair Value of Financial
   (CONTINUED)               Instruments", requires companies to disclose the
                             estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. The carrying values of cash, other receivables, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The carrying value of construction loans and notes payable approximates its fair value as substantially all of the debt has a fluctuating interest rate based upon a current market index. The carrying amount of the acquisition notes payable approximate their fair value.

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

                             RECLASSIFICATION

                             Certain reclassifications have been made to conform the prior year's amounts to the current year's presentation.

4. ACQUISITIONS              WESTBROOKE ACQUISITION

                             Effective January 1, 1998, the Company, through its wholly-owned subsidiary Westbrooke Acquisition Corp., acquired all of the outstanding stock of Westbrooke Communities, Inc. and its affiliated entities, a single-family home builder in South Florida. The initial purchase price for Westbrooke was $18.9 million in the form of three promissory notes. A note of $6.6 million bearing an interest rate of 9%, was paid in full in December 1998. The remaining notes are payable in annual installments of $2.4 million beginning in January 1999. The Company made its first installment of $2.4 million in 1999. The remaining notes totaling $9.9 million bear interest at 6.45% payable annually. As indicated in Note 2, additional consideration paid as a result of the change of control resulted in an additional $4.6 million promissory note. During 2000, the Company made further payments on acquisition loans of $3.4 million. The total acquisition notes payable outstanding to Westbrooke's prior majority owner at December 31, 2000 was $11 million (Note 2).

                             In January 1998, the Company agreed to continue to pay additional consideration to certain of the prior owners of Westbrooke equal to 6% of net income before income taxes, as defined in the amendment to the Stock Purchase Agreement. (As discussed in Note 2, the Company modified the 6% additional consideration amount to 7.5%.).

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

4. ACQUISITIONS              As of January 1, 1998, the fair values of assets
   (CONTINUED)               acquired and liabilities assumed, exclusive of cash
                             acquired of $3,618,000 were as follows (in thousands):

                                                                             Amount
                                                                        --------------
                             Inventory                                  $       40,759
                             Receivables                                         1,540
                             Property and equipment                              1,980
                             Other assets                                        2,216
                             Goodwill                                           10,159
                             Construction loans payable                        (22,308)
                             Acquisition notes payable                         (28,922)
                             Other liabilities                                  (9,042)
                                                                        --------------
                                                                        $       (3,618)
                                                                        ==============

                             Additional acquisition costs of $1.3 million were incurred by the Company and recorded as goodwill.

5. INVENTORY                 The inventory of single family residences as of
                             December 31, 2000 and 1999 consists of the following:

                                                        Number of Homes            Carrying value
                                                   -----------------------   -----------------------
                                                         December 31,              December 31,
                                                   -----------------------   -----------------------
                                                      2000         1999         2000         1999
                                                   ----------   ----------   ----------   ----------
                                                                    (In thousands)
                              Completed                   178          137   $   42,624   $   29,145
                              Under construction          824        1,038      107,959      142,975
                              Models                       73           80       18,715       19,763
                                                   ----------   ----------   ----------   ----------

                                                        1,075        1,255   $  169,298   $  191,883
                                                   ==========   ==========   ==========   ==========

5. INVENTORY                 A summary of interest capitalized in inventory is
   (CONTINUED)               as follows (in thousands):

                             Years ended December 31,                     2000      1999      1998
                                                                         -------   -------   -------
                             Interest capitalized, beginning of period   $ 6,266   $ 5,516   $ 2,572
                             Capitalized interest acquired in purchase
                               of Westbrooke                                  --        --     2,597
                             Interest incurred                            15,730    12,859    11,163
                             Less interest included in:
                                Cost of sales                             11,797    10,264     8,877
                                Interest expense                           3,282     1,845     1,939
                                                                         -------   -------   -------
                             Interest capitalized, end of period         $ 6,917   $ 6,266   $ 5,516
                                                                         =======   =======   =======

                             In the ordinary course of business, the Company enters into contracts to purchase lots and land held for lot development. At December 31, 2000 and 1999, the Company had nonrefundable deposits aggregating $1.8 million and $1.5 million, respectively, included in other assets in the accompanying consolidated statements of financial position, for lots and land with a related purchase price of approximately $98.2 million and $56.6 million, respectively. The Company's liability for nonperformance under such contracts is limited to forfeiture of the related deposits.

6. INVESTMENT IN             Included in the investments in unconsolidated
   UNCONSOLIDATED            subsidiaries is an acquired 49% interest in Pacific
   SUBSIDIARIES              Title L.L.C., a title agency, for $24,000 and a 50%
                             interest in NHC Mortgage, a mortgage finance company, for $81,000. During 1998, the Company acquired a 25% interest in Spicewood at Bull Creek, a land development company, for $250,000. In 1999, the Company acquired a 37.5% interest in Scofield
                             Farms, a land development company, for $300,000.
                             During 2000, the Company made an investment in Spring Park Village, L.P., also a land development company, for $1.1 million. The Company does not have control of these entities and therefore has accounted for its interests using the equity method. The operations are immaterial to the consolidated financial statements.

7. CONSTRUCTION              On June 27, 2000, the Company entered into a
   LOANS PAYABLE             syndicated $150 million secured revolving credit
                             facility with six banks which matures on June 27, 2003 with annual options for one year extensions.
                             This credit facility has been used to finance the acquisition and development of residential subdivisions, the purchase of developed lots and the construction of homes in the Texas, Tennessee and North Carolina markets.

                             Construction loans payable consist of the following at December 31, 2000 and 1999 (in thousands):

                                                                                     2000       1999
                                                                                    --------   --------

                         Construction and lot loans with financial institutions,
                             collateralized by lots and single family residences
                             completed or under construction, bearing interest
                             at LIBOR plus 205 basis points to prime rate (8.69%
                             to 9.5% at December 31, 2000), maturing upon
                             completion and sale of the homes as defined in the
                             loan agreement                                         $ 97,132   $114,215

                         Development and land acquisition loans with
                             financial institutions, collateralized by deeds of
                             trust on property, with maturing dates ranging from
                             July 2000 through November 2003, bearing interest
                             at LIBOR plus 205 basis points to prime plus 1.5%
                             (8.69% to 11.0% at December 31, 2000)                    29,784     34,476

                         Promissory note with a bank, collateralized by property,
                             bearing interest at 7.45%, payable monthly,
                             maturing in March, 2008                                     630        689
                                                                                    --------   --------
                                                                                    $127,546   $149,380
                                                                                    ========   ========

7. CONSTRUCTION LOANS
   PAYABLE (CONTINUED)       Maturities on construction loans payable at
                             December 31, 2000 are as follows (in thousands):

                              December 31,                            Amount
                              ------------                       ---------------
                                    2001                         $       126,991
                                    2002                                      75
                                    2003                                      81
                                    2004                                      87
                                    2005                                      93
                                    Thereafter                               219
                                                                 ---------------
                                    Total                        $       127,546
                                                                 ===============

                             Construction and lot loans are generally repaid as sales of individual homes are closed and therefore are considered current at December 31, 2000. At December 31, 2000, the Company had lines of credit commitments for construction loans totaling approximately $253.3 million, of which $28.5 million was available to draw down.

                             Certain of the Company's lenders require, among other things, that the Company maintain minimum tangible net worth levels and debt to tangible net worth ratios. At December 31, 2000, the Company was in compliance with such requirements. Certain debt agreements of NHC's subsidiaries restrict the subsidiaries' ability to pay dividends or advance funds to NHC to the extent that the payment would put the subsidiary in violation of debt covenants.

8. RELATED PARTY             While a subsidiary of PUSA, the Company purchased
   TRANSACTIONS              insurance policies from an affiliated insurance
                             broker. The affiliated entity earned commissions of $155,000 and $152,000 in 1999 and 1998, respectively, with respect to such policies. From
                             January 1, 2000 to December 15, 2000 the Company continued to utilize the services of the PUSA affiliate. As of December 15, 2000 the Company purchased insurance under the TOUSA umbrella policy. As a result, the Company currently makes payments directly to an unaffiliated broker. Also, while a subsidiary of PUSA, the Company purchased demographic and economic research information through an affiliate for $57,000 in 1999 (See Note
                             2).

                             During 2000, the Company entered into a purchasing agreement with its parent, Technical Olympic S.A. The agreement provided that Technical Olympic S.A. would purchase certain of the materials and supplies necessary for operations and sell them to the Newmark entities, all in an effort to consolidate the purchasing function. Although Technical Olympic S.A. would incur certain franchise tax expense, Newmark and its subsidiaries would not be required to pay such additional purchasing liability. Technical Olympic S.A. purchased $50,969,000 of materials and supplies on behalf of Newmark or its subsidiaries for the year ended December 31, 2000.

9. INCOME TAXES              Components of income tax expense (benefit) consist
                             of (in thousands):

                             Years ended December 31,     2000        1999        1998
                                                        --------    --------    --------
                             Current:
                                 Federal                $ 14,247    $  9,984    $  7,183
                                 State                       965          57         320
                                                        --------    --------    --------
                                                          15,212      10,041       7,503
                                                        --------    --------    --------
                             Deferred:
                                 Federal                    (360)       (340)        134
                                 State                        --          --          --
                                                        --------    --------    --------
                                                            (360)       (340)        134
                                                        --------    --------    --------
                                                        $ 14,852    $  9,701    $  7,637
                                                        ========    ========    ========

9. INCOME TAXES              The difference between total reported income taxes
   (CONTINUED)               and expected income tax expense computed using the
                             federal statutory income tax rate of 35% for 2000, 1999 and 1998 is reconciled as follows (in thousands):

                              Years ended December 31,                 2000        1999         1998
                                                                     ---------   ---------    ---------
                              Computed "expected" tax expense        $  14,190   $   9,481    $   7,151
                              Non-deductible goodwill amortization          --         208          216
                              State taxes, net of federal benefit          627          38          208
                              Other                                         35         (26)          62
                                                                     ---------   ---------    ---------

                              Income taxes                           $  14,852   $   9,701    $   7,637
                                                                     =========   =========    =========

                             Significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (in thousands):

                              December 31,                               2000         1999
                                                                      ---------    ---------
                              Deferred tax assets:
                                  Warranty/advertising reserve        $     366    $      --
                                  Property, premises and equipment,
                                     principally due to differences
                                     in depreciation                         28
                                  Capitalized interest                      350           --
                                  Amortizable intangibles                    --          155
                                  Other                                     160           --
                                                                      ---------    ---------

                              Total gross deferred tax assets               904          155
                                                                      ---------    ---------

                              Deferred tax liabilities:
                                  Amortizable intangibles                  (381)          --
                                  Partnership investment                     (8)          --
                                                                      ---------    ---------

                              Total gross deferred tax liabilities         (389)          --
                                                                      ---------    ---------

                              Net deferred tax asset                  $     515    $     155
                                                                      =========    =========

9. INCOME TAXES              Management of the Company believes that it is more
   (CONTINUED)               likely than not that the gross deferred tax assets
                             will be realized or settled due to the Company's ability to generate taxable income exclusive of reversing timing differences. Accordingly, no valuation allowance was established at December 31, 2000 and 1999.

                             Included in income tax payable is $637,000 payble to TOUSA at December 31, 2000 and $362,000 and $1,383,000 payable to PUSA and TOUSA, respectively at December 31, 1999 under the terms of the tax sharing agreements. Payments of $15.3 million were made to TOUSA for federal income taxes during 2000 and $10.7 million and $7.4 million, respectively, to PUSA for federal income taxes during 1999 and 1998, under the aforementioned agreements.

                             The Internal Revenue Code Section 338(h)(10) election discussed in Note 2 resulted in the creation of amortizable goodwill for tax purposes in excess of amortizable goodwill for financial statement purposes. Accordingly, the Company recognized a new deferred tax asset of approximately $177,000 at December 16, 1999. From December 16, 1999, the goodwill reflected in the financial statements of approximately $46 million will be amortized on a straight-line basis over a period of thirty years; whereas, the goodwill for tax purposes of approximately $46.5 million will be amortized on a straight-line basis over a period of fifteen years.

10. COMMITMENTS AND          The Company leases office premises and equipment
    CONTINGENCIES            under noncancellable operating leases. Future
                             minimum payments under these noncancellable operating leases for the fiscal years ending on December 31 are as follows (in thousands):

                             December 31,                             Amount
                             ------------                          ------------
                                   2001                            $        550
                                   2002                                     511
                                   2003                                     428
                                   2004                                     278
                                   2005                                     165
                                                                   ------------
                                                                   $      1,932
                                                                   ============

10. COMMITMENTS AND          Rental expense for the year ended December 31,
    CONTINGENCIES            2000, 1999 and 1998 aggregated, $662,000, $425,000
    (CONTINUED)              and $327,000, respectively.

                             The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

                             The Company provides homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. The Company generally has recourse against its subcontractors for claims relating to workmanship and materials. The Company also provides a ten-year homeowner's warranty through a single national contract with a third party. This warranty generally covers major structural defects. Estimated warranty costs are recorded at the time of sale. Total warranty expense for the year ended December 31, 2000, 1999 and 1998 was $4.2 million, $3.2 million and $2.1 million, respectively. As of December 31, 2000 and 1999, the liability accrued by the Company for warranty costs was $2.5 million and $1.2 million, respectively, and was included in other liabilities.

                             The Company has secured letter of credit facilities which are used to issue letters of credit which guarantee Westbrooke's performance of certain development and construction obligations. At December 31, 2000, letters of credit aggregating $2.9 million were outstanding under this facility. No additional amounts are available under this facility.

11. EMPLOYEE                 The Company has a 401 (k) Profit Sharing Plan (the
    BENEFIT PLAN             Plan). Under the terms of the Plan, the Company
                             matches 50% of employee's voluntary contributions up to a maximum of 6% of each participant's earnings. The Company's matching contributions to the Plan for the year ended December 31, 2000, 1999 and 1998 were $681,000, $299,000 and $446,000, respectively. Effective December 16, 1999, this plan is being sponsored by TOUSA.

12.  STOCK OPTIONS           Effective December 15, 1999, as part of the change
                             in control, all Tandem Stock Option/Stock
                             Appreciation Rights were terminated. As of December
                             31, 2000, the Company has not granted any additional options (See Note 2).

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

13. QUARTERLY RESULTS        Quarterly results for the years ended December 31,
    (UNAUDITED)              2000 and 1999 are reflected below (in thousands,
                             except per share amounts):

                                                                  FOURTH            THIRD           SECOND            FIRST
                                                              -------------    -------------    -------------    -------------
                               2000
                               ----
                               Revenue                        $     192,836    $     146,207    $     164,491    $     136,972
                               Operating income               $      13,345    $       9,486    $      11,100    $       8,808
                               Net income                     $       8,133    $       5,655    $       6,580    $       5,323
                               Basic earnings per share       $         .71    $         .49    $         .57    $         .46
                               Diluted earnings per share     $         .71    $         .49    $         .57    $         .46

                               1999
                               ----
                               Revenue                        $     141,757    $     126,745    $     130,380    $      92,832
                               Operating income               $       9,453    $       8,405    $       6,557    $       3,452
                               Net income                     $       5,869    $       5,330    $       4,191    $       1,995
                               Basic earnings per share       $         .51    $         .46    $         .36    $         .17
                               Diluted earnings per share     $         .51    $         .46    $         .36    $         .17
                                                              =============    =============    =============    =============

                             Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

                                   SCHEDULE I

                      NEWMARK HOMES CORP. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

              PARENT COMPANY ONLY STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 2000 AND 1999

                             (DOLLARS IN THOUSANDS)

                                                                                             2000       1999
                                                                                           --------   --------
Cash and short-term investments ........................................................   $    120   $  1,096
Investments in and equity in net assets of subsidiaries ................................     96,258     71,429
Goodwill ...............................................................................     45,354     45,652
Other assets ...........................................................................        629        150
                                                                                           --------   --------
          Total assets .................................................................   $142,361   $118,327
                                                                                           ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Acquisition notes payable ..............................................................   $  6,650   $  7,600
Other liabilities ......................................................................        402      1,109
                                                                                           --------   --------
          Total liabilities ............................................................      7,052      8,709
                                                                                           --------   --------

Stockholders' Equity:
         Common stock ..................................................................        115        115
         Additional paid in capital ....................................................    106,855    106,855
         Retained earnings .............................................................     28,339      2,648
                                                                                           --------   --------

          Total Stockholders' Equity ...................................................    135,309    109,618
                                                                                           --------   --------

          Total Liabilities and Stockholders' Equity ...................................   $142,361   $118,327
                                                                                           ========   ========



                  PARENT COMPANY ONLY STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                      PERIOD FROM    PERIOD FROM
                                                      DECEMBER 16,   JANUARY 1,
                                                         1999           1999
                                       YEAR ENDED         TO             TO          YEAR ENDED
                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 15,   DECEMBER 31,
                                           2000          1999           1999            1998
                                       ------------   ------------   ------------   ------------
Equity in earnings of subsidiaries
   (net of taxes) ..................   $     28,846   $      2,730   $     15,183   $     13,091
Other expenses .....................          3,155             82            446            296
                                       ------------   ------------   ------------   ------------
Net income .........................   $     25,691   $      2,648   $     14,737   $     12,795
                                       ============   ============   ============   ============

                      NEWMARK HOMES CORP. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                             (DOLLARS IN THOUSANDS)

                                                                                  PERIOD FROM   PERIOD FROM
                                                                                  DECEMBER 16,   JANUARY 1,
                                                                                     1999          1999
                                                                     YEAR ENDED       TO            TO          YEAR ENDED
                                                                    DECEMBER 31,  DECEMBER 31,   DECEMBER 15,   DECEMBER 31,
                                                                       2000          1999           1999            1998
                                                                   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................  $     25,691   $      2,648   $     14,737   $     12,795
   Adjustments to reconcile net income to cash from operating activities:
         Change in other assets .................................          (180)            (6)          (132)         1,781
         Change in other liabilities ............................          (707)            16            363         (1,073)
         Equity in undistributed earnings of subsidiaries .......       (28,846)        (2,730)       (15,183)       (13,091)
Net cash provided by (used in) operating activities .............        (4,042)           (72)          (215)           412
                                                                   ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Dividends from subsidiaries ..................................         8,583             --          2,880             --
   Capital contributions to subsidiaries ........................        (4,567)            --         (2,000)       (21,690)
                                                                   ------------   ------------   ------------   ------------
Net cash provided by (used in) investing activities .............         4,016             --            880        (21,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on acquisition loan .......................          (950)            --             --             --
   Net proceeds from initial public offering of common stock ....            --             --             --         18,446
   Net proceeds from underwriters over-allotment option .........            --             --             --          2,879
   Capital contributions from parent ............................            --             --             --            301
   Dividends paid to parent .....................................            --             --             --             --
                                                                   ------------   ------------   ------------   ------------
Net cash provided by (used in) financing activities .............          (950)            --             --         21,626

Net change in cash and short-term investments ...................          (976)            72            665            348

Cash at the beginning of the period .............................         1,096          1,024            359             11
                                                                   ------------   ------------   ------------   ------------
Cash at the end of the period ...................................  $        120   $      1,096   $      1,024   $        359
                                                                   ============   ============   ============   ============

                                   SCHEDULE II

                      NEWMARK HOMES CORP. AND SUBSIDIARIES

              VALUATION AND QUALIFYING ACCOUNTS (WARRANTY RESERVES)

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                             (DOLLARS IN THOUSANDS)

=========================================================================================================
                                                    ADDITIONS
                                        -------------------------------
                         BALANCE AT       CHARGED TO       CHARGED TO                         BALANCE AT
                        BEGINNING OF      COSTS AND          OTHER           DEDUCTIONS --      END OF
        DESCRIPTION        PERIOD          EXPENSES         ACCOUNTS            PAYMENT         PERIOD
---------------------------------------------------------------------------------------------------------
  December 31, 2000        $1,222          $4,197             ---             $(2,884)          $2,535
=========================================================================================================
  December 31, 1999        $1,149          $2,827             ---             $(2,754)          $1,222
=========================================================================================================
  December 31, 1998        $  881          $2,138             ---             $(1,870)          $1,149
=========================================================================================================

                               INDEX TO EXHIBITS

      EXHIBIT
      NUMBER     REF                  EXHIBIT
      ------     ---                  -------
        2.1      (1)     Stock Purchase Agreement dated January 15, 1998 among
                         James Carr, Westbrooke Communities, Inc., Westbrooke at
                         West Lake, Inc., Westbrooke at Winston Trails, Inc.,
                         Westbrooke at Pembroke Pines, Inc., Westbrooke at Oak
                         Ridge Inc., Harold L. Eisenacher, Leonard R. Chernys,
                         Diana Ibarria, The Westbrooke Partnership, Pacific USA
                         Holdings Corp., Newmark Homes Corp., and Westbrooke
                         Acquisition Corp.

      2.1(b)     (4)     Amendment to Stock Purchase Agreement dated December
                         15, 1999 among James Carr, Westbrooke Communities,
                         Inc., Westbrooke at West Lake, Inc., Westbrooke at
                         Winston Trails, Inc., Westbrooke at Pembroke Pines,
                         Inc., Westbrooke at Oak Ridge, Inc., Harold L.
                         Eisenacher, Leonard R. Chernys and Diana Ibarria, The
                         Westbrooke Partnership, Pacific USA Holdings Corp.,
                         Newmark Homes Corp. and Westbrooke Acquisition Corp.

      2.1(c)     (5)     Second Amendment to Stock Purchase Agreement dated
                         January 15, 2001 among James Carr, Westbrooke
                         Communities, Inc., Westbrooke at West Lake, Inc.,
                         Westbrooke at Winston Trails, Inc., Westbrooke at
                         Pembroke Pines, Inc., Westbrooke at Oak Ridge, Inc.,
                         Harold L. Eisenacher, Leonard R. Chernys and Dianna
                         Ibarria, The Westbrooke Partnership, Newmark Homes
                         Corp. and Westbrooke Acquisition Corp.

        2.3      (2)     Stock Purchase Agreement dated November 24, 1999
                         between Pacific Realty Group, Inc., Pacific USA
                         Holdings Corp., and Technical Olympic USA, Inc.

        2.4      (6)     Agreement and Plan of Merger dated February 12, 2001
                         among Newmark Homes Corp., a Delaware corporation, and
                         Newmark Homes Corp., a Nevada corporation.

        3.1      (6)     Articles of Incorporation.

        3.2      (6)     Bylaws.

       10.1      (1)     Form of Tax Allocation Agreement between Pacific USA
                         and various affiliates and subsidiaries, of Pacific
                         USA, including the Registrant, dated April 28. 1992.

       10.2      (1)     Form of Amendment to Tax Agreement.

       10.3      (4)     Tax Indemnity and Allocation Agreement dated December
                         15, 1999 among Pacific USA Holdings Corp., Pacific
                         Realty Group, Inc., Newmark Homes Corp. and Technical
                         Olympic USA, Inc.

       10.4      (1)     Employment Agreement between Newmark Homes Corp. and
                         Terry White dated January 1, 1998.

       10.5      (1)     Employment Agreement Between Newmark Homes Corp. and J.
                         Eric Rome dated January 1, 1998.

      10.6(a)    (4)     Second Amended and Restated Employment Agreement
                         Between Westbrooke Communities, Inc. and James Carr
                         dated December 15, 1999.

      10.6(b)    (4)     Amended and Restated Non-Competition Agreement dated
                         December 15, 1999 among Westbrooke Communities, Inc.,
                         Westbrooke at West Lake, Inc., Westbrooke at Winston
                         Trails, Inc., Westbrooke at Pembrook Pines, Inc.,
                         Westbrooke at Oak Ridge, Inc., The Westbrooke
                         Partnership, Westbrooke Acquisition Corp. and James
                         Carr.

       10.7      (4)     Amended and Restated Employment Agreement between
                         Newmark Home Corporation and J. Michael Beckett dated
                         March 1, 2000.

       10.8      (4)     Form of Tax Allocation Agreement between Technical
                         Olympic USA, Inc. and various affiliates and
                         subsidiaries, including Newmark Homes Corp. and its
                         subsidiaries.

       10.9      (3)     Credit Agreement among Newmark Homes, L.P. and Bank of
                         America, N.A. as Administrative Agent, Swing Line
                         Lender and Letter of Credit Issuing Lender and Other
                         Financial Institutions Party Hereto dated June 27,
                         2000.

       10.10     (3)     Guaranty Agreement among Newmark Homes Corp. and
                         Newmark Homes Corporation in favor of Bank of America,
                         N.A. and the Lenders under the Credit Agreement dated
                         June 27, 2000.

       10.11     (3)     Management Services Agreement between Newmark Homes
                         Corp. and Techolym, L.P. dated June 1, 2000.

       10.12     (3)     Amended and Restated Employment Agreement between
                         Newmark Homes Corporation and Lonnie M. Fedrick dated
                         May 12, 2000 effective January 1, 2000.

      EXHIBIT
      NUMBER     REF                  EXHIBIT
      ------     ---                  -------
       11.1      (5)     Statement relating to computation of per share
                         earnings.

       12.1      (5)     Statement relating to computation of ratios.

       21.1      (5)     List of subsidiaries.

     (1) Filed as part of the Registrant's Registration Statement on Form S-1, Amendment Number 3, filed with the Securities and Exchange Commission on March 5, 1998, File No. 333-42213 and incorporated herein by reference.

     (2) Filed as Exhibit 2.1 of Registrant's Current Report on Form 8-K dated December 22, 1999 and incorporated herein by reference.

     (3) Filed as part of the Registrant's Current Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2000 and incorporated herein by reference.

     (4) Filed as part of the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000, File No. 000-23677 and incorporated herein by reference.

     (5)  Filed herewith.

     (6) Filed as part of the Registrant's Current Report on Form 8-K dated March 23, 2001 and incorporated herein by reference.