Form 10-Q
period 2001-03-31
NEWMARK HOMES CORP
filed 2001-05-15
CIK 1046578

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                        COMMISSION FILE NUMBER: 000-23677

                               NEWMARK HOMES CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                     76-0460831
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1200 Soldiers Field Drive
Sugar Land, TX    77479
----------------------------------------------------
(Address of principal executive offices)  (Zip code)

                                  281-243-0100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

Title                                  Outstanding
Common Stock, par value $.01           11,500,000 shares as of March 31, 2001

                               NEWMARK HOMES CORP.
                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.            Financial Information.......................................................     3

          ITEM 1.  Financial Statements........................................................     3

                   Condensed Consolidated Statements of Financial Position.....................     3
                   Condensed Consolidated Statements of Operations.............................     4
                   Condensed Consolidated Statements of Stockholders' Equity...................     6
                   Condensed Consolidated Statements of Cash Flows.............................     7
                   Notes to the Condensed Consolidated Financial Statements....................     8

          ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations..................................................................     9

          ITEM 3.  Changes in Information About Market Risk....................................     13

PART II.           Other Information...........................................................     13

          ITEM 1.  Legal Proceedings...........................................................     13

          ITEM 2.  Changes in Securities.......................................................     13

          ITEM 3.  Defaults Upon Senior Securities.............................................     13

          ITEM 4.  Submission of Matters to a Vote of Security Holders.........................     13

          ITEM 5.  Other Information...........................................................     13

          ITEM 6.  Exhibits and Reports on Form 8-K............................................     14

                   Exhibits....................................................................     14

                   Reports on Form 8-K.........................................................     14

                   Signatures..................................................................     15


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                      NEWMARK HOMES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                ASSETS                                         MARCH 31,         DECEMBER 31,
                                                                                 2001                2000
                                                                              -----------        ------------
                                                                              (unaudited)

Cash.................................................................           $  9,332            $  4,774
Receivables..........................................................             15,731              14,778
Inventory............................................................            251,982             246,865
Investment in unconsolidated subsidiaries............................              2,275               2,205
Other assets, net....................................................             12,273              10,168
Goodwill, net of accumulated amortization of $1,980 and $1,594 in
     2001 and 2000, respectively.....................................             44,969              45,354
                                                                                --------            --------
                  Total assets.......................................           $336,562            $324,144
                                                                                ========            ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Construction loans payable...........................................           $142,341            $127,546
Acquisition notes payable............................................              7,370              11,055
Other payables to affiliates.........................................              3,224                 700
Accounts payable and accrued liabilities.............................             26,042              33,837
Dividends payable....................................................              6,210                  --
Other liabilities....................................................             17,223              15,697
                                                                                --------            --------
                  Total liabilities..................................           $202,410            $188,835
                                                                                --------            --------


Stockholders' equity:
     Common stock -- $.01 par value; 30,000,000 shares authorized,
             11,500,000 shares issued and outstanding................               115                  115
     Additional paid-in capital......................................           106,855              106,855
     Retained earnings...............................................            27,182               28,339
                                                                               --------             --------

                  Total stockholders' equity.........................           134,152              135,309
                                                                               --------             --------

                  Total liabilities and stockholders' equity.........          $336,562             $324,144
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

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                       THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                              ------------------------------
                                                                                 2001                2000
                                                                              ----------          ----------
Revenues.............................................................           $132,816            $136,426
Cost of sales........................................................            106,964             113,209
                                                                              ----------          ----------

Gross profit.........................................................             25,852              23,217
Equity in earnings from unconsolidated subsidiaries..................                155                 122
Selling, general and administrative expenses.........................            (15,972)            (13,566)
Depreciation and amortization........................................             (1,183)             (1,048)
                                                                              ----------          ----------

     Operating income................................................              8,852               8,725
Other income (expense):
     Interest expense................................................             (1,075)               (744)
     Other income, net...............................................                  8                 348
                                                                              ----------          ----------
           Income before income taxes.................................             7,785               8,329
Income taxes.........................................................              2,732               3,005
                                                                              ----------          ----------
          Net income.................................................             $5,053              $5,324
                                                                              ==========          ==========
Earnings per common share:

     Basic...........................................................             $ 0.44              $ 0.46
                                                                              ==========          ==========

     Diluted.........................................................             $ 0.44              $ 0.46
                                                                              ==========          ==========
Weighted average number of shares of common
  stock equivalents outstanding:

         Basic.......................................................         11,500,000          11,500,000
                                                                              ==========          ==========

         Diluted.....................................................         11,500,000          11,500,000
                                                                              ==========          ==========

              See accompanying notes to the condensed consolidated
                             financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    Additional
                                                     Common          Paid-In           Retained
                                                      Stock          Capital           Earnings             Total
                                                    -----------    -------------    ---------------     --------------

Balance, December 31, 2000........................    $ 115         $106,855            $28,339           $135,309

Net Income........................................        -                -              5,053              5,053

Dividends declared ($0.54 per share)..............        -                -             (6,210)            (6,210)
                                                    -----------    -------------    ---------------     --------------
Balance, March 31, 2001
                                                      $ 115         $106,855            $27,183           $134,152
                                                    ===========    =============    ===============     ==============


              See accompanying notes to the condensed consolidated
                             financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Three Months
                                                                              Ended March 31,
                                                                       ------------------------------
                                                                         2001                  2000
                                                                       --------              --------
Cash flows from operating activities:
   Net income.......................................................   $ 5,053               $ 5,324
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization..................................     1,183                 1,048
     Net (gain) loss on sale of property, premises and equipment....        46                   (19)
     Equity in earnings from unconsolidated subsidiaries............      (155)                 (122)
     Changes in operating assets and liabilities:
         Inventory and land held for development, net...............    (5,117)               (6,489)
         Receivables................................................      (953)                 (196)
         Other assets...............................................    (1,635)                 (877)
         Payable to affiliates......................................     2,524                 1,428
         Accounts payable and accrued liabilities...................    (7,795)               (4,687)
         Other liabilities..........................................     1,526                 1,592
                                                                       -------               -------
         Net cash provided (used) in operating activities...........    (5,323)               (2,998)
                                                                       -------               -------

Cash flows from investing activities:
   Purchases of property, premises and equipment....................    (1,403)                 (396)
   Proceeds from sales of property, premises and equipment..........        88                    61
   Decrease in goodwill.............................................         0                   270
   Investment in unconsolidated subsidiaries........................      (100)                  (93)
   Distributions from unconsolidated subsidiaries...................       186                   103
                                                                       -------               -------
         Net cash used in investing activities......................    (1,229)                  (55)
                                                                       -------               -------

Cash flows from financing activities:
   Proceeds from advances on construction loans payable.............    65,323                89,436
   Principal payments on construction loans payable.................   (50,528)              (84,176)
   Principal payments on acquisition notes payable..................    (3,685)               (3,418)
                                                                       -------               -------
         Net cash provided by financing activities..................    11,110                 1,842
                                                                       -------               -------
Increase (decrease) in cash.........................................     4,558                (1,211)
Cash, beginning of period...........................................     4,774                 8,080
Cash, end of period.................................................   $ 9,332               $ 6,869
                                                                       =======               =======

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest.......................................................   $ 4,363               $ 4,288
                                                                       =======               =======
     Income taxes...................................................   $   313               $ 1,540
                                                                       =======               =======

Noncash
   The Company declared dividends of $6.2 million at March 31, 2001 which were paid subsequent to the quarter end.

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

The Company's primary subsidiaries are as follows:


                   SUBSIDIARY                                            NATURE OF BUSINESS
                  ------------                                          --------------------
Newmark Home Corporation ("Newmark")...............    Single-family    residential   homebuilding   in   Texas,
                                                       Tennessee and North Carolina - formed in 1983.

Westbrooke Communities, Inc. ("Westbrooke")........    Single-family  residential  homebuilding  and residential
                                                       lot developer in South Florida - formed in 1976.

Pacific United Development Corporation ("PUDC")....    Residential  lot  development  in Texas and  Tennessee  -
                                                       formed in 1993.

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

INTERIM PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements included as part of this 10-Q filing should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results from operations and cash flows for the periods presented. Results of operations achieved through March 31, 2001 are not necessarily indicative of those which may be achieved for the year ended December 31, 2001.

EARNINGS PER SHARE

Basic Earnings Per Share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table reconciles the computation of basic and diluted Earnings Per Share for the three months ended March 31, 2001 and 2000 (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED MARCH 31,
                                                ---------------------------------------
                                                      2001                     2000
                                                --------------         ----------------
Income available to common shareholders
(Numerator)................................             $5,053                   $5,324

Weighted average of shares outstanding
(Denominator)..............................             11,500                   11,500

Basic and diluted Earnings Per Share.......              $ .44                    $ .46
                                                --------------         ----------------

Diluted Earnings Per Share.................              $ .44                    $ .46
                                                ==============         ================

NOTE 2. INVENTORY

Inventory balances as of March 31, 2001 and December 31, 2000 consist of the following:


                                                                                                  Carrying Value
                                                            Number of Homes                       (in thousands)
                                                     -------------------------------      --------------------------------
                                                     March 31,          December 31,      March 31,           December 31,
                                                      2001                  2000             2001                 2000
                                                     ---------          ------------      ---------           ------------
Completed  ..................................              186                   178        $44,961               $42,624
Under construction  .........................              909                   824        112,863               107,959
Models  .....................................               74                    73         18,841                18,715
Residential lots.............................                -                     -         75,317                77,567
                                                     ---------          ------------      ---------           -----------
               Total.........................            1,169                 1,075       $251,982              $246,865
                                                     =========          ============      =========           ===========

NOTE 3. CAPITALIZED INTEREST

A summary of interest capitalized in inventory is as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                -------------------------------
                                                         2001             2000
                                                --------------    -------------
Interest capitalized, beginning of period....          $6,917           $6,266
Interest incurred ...........................           3,690            3,904
Less interest included in:
     Cost of sales...........................           2,256            2,553
     Other income (expense).................            1,075              744
                                                --------------    -------------
Interest capitalized, end of period .........          $7,276           $6,873
                                                ==============    =============

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

RESULTS OF OPERATIONS

The following tables set forth certain operating and financial data for the
Company:


                                          NEW SALES CONTRACTS,                                          HOMES IN
                                          NET OF CANCELLATIONS            HOME CLOSINGS              SALES BACKLOG
                                         --------------------         -------------------           ----------------
                                             THREE MONTHS                 THREE MONTHS                    AS OF
                                            ENDED MARCH 31,             ENDED MARCH 31,                 MARCH 31,
                                         -------------------          -------------------           ----------------
                                           2001         2000           2001          2000           2001        2000
                                           ----         ----           ----          ----           ----        ----
Houston............................         201          165            121           128            189         158
Austin.............................         107          187            133           165            168         317
Dallas/Ft. Worth...................          46           38             34            29             63          41
San Antonio........................          26           12             12             4             27           9
Ft. Lauderdale,
      Palm Beach, Miami............         290          173            139           210            604         494
Nashville..........................          53           31             24            17             49          26
Charlotte..........................           4            5              1             4              3           2
Greensboro/Winston-Salem...........           5            6              4             6              6           5
                                            ---          ---            ---           ---          -----       -----
Total .............................         732          617            468           563          1,109       1,052
                                            ===          ===            ===           ===          =====       =====

                                                      As a Percentage of Revenue
                                                             Three Months
                                                      --------------------------
                                                            Ended March 31,
                                                      --------------------------
                                                           2001           2000
                                                          -----          -----
Cost of sales.................................            80.5%          83.0%
Gross profit..................................            19.5%          17.0%
Selling, general and administrative expenses..            12.0%           9.9%
Income before income taxes....................             5.9%           6.1%
Income taxes (1) .............................            35.1%          36.1%
Net income....................................             3.8%           3.9%

(1) As a percent of income before income taxes.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues decreased by 2.6% to $132.8 million in the three months ending March 31, 2001 from $136.4 million in the three months ending March 31, 2000 due to the net effect of a decrease in units closed, an increase in the average selling price and an increase in land sales. The number of homes closed by the Company decreased by 16.9% to 468 homes in the three months ending March 31, 2001 from 563 homes in the three months ending March 31, 2000. The Company's average selling price of homes closed in the three months ending March 31, 2001 was $265,038, an increase of 10.2% from the $240,449 average selling price in the three months ending March 31, 2000 due to product mix within the subdivisions closing homes. The average selling price of a Newmark (R) home closed in the three months ending March 31, 2001 was $261,662, an increase of 7.7% from the $242,914 average selling price in the three months ending March 31, 2000. The Fedrick, Harris Estate Homes average selling price of homes closed in the three months ending March 31, 2001 was $479,228, an increase of 7.8% from the $444,253 average selling price in the three months ending March 31, 2000. In the South Florida market, Westbrooke's average selling price of homes closed in the three months ending March 31, 2001 was $207,290, an increase of 4.2% from the $198,913 average selling price in the three months ending March 31, 2000. In addition, revenue from land sales in the three months ending March 31, 2001 increased to $8.8 million from $1.1 million in the three months ending March 31, 2000.

New net sales contracts increased 18.6% to 732 homes for the three months ended March 31, 2001 from 617 homes for the three months ended March 31, 2000. The dollar amount of new net sales contracts increased 15.1% to $188.2 million.

The Company was operating in 79 subdivisions at March 31, 2001 compared to 77 subdivisions at March 31, 2000. As of March 31, 2001, the Company's backlog of sales contracts was 1,109 homes, a 5.4% increase over comparable figures at March 31, 2000.

Cost of sales decreased by 5.5% to $107.0 million in the three months ended March 31, 2001 from $113.2 million in the comparable period of 2000. The decrease was attributable to the decrease in revenues as described above. Cost of land sales for the three months ended March 31, 2001 increased to $6.0 million from $.9 million for the comparable period of 2000. As a percentage of revenues, cost of sales for the three months ended March 31, 2001 decreased to 80.5% in 2001 from 83.0% in 2000.

Selling, general and administrative ("SG&A") expense increased by 17.7% to $16.0 million in the three months ended March 31, 2001, from $13.6 million in the comparable period of 2000. The increase was primarily caused by increased construction and sales activity in the new markets of Nashville, Tennessee; Charlotte and Greensboro, North Carolina as well as in the Company's existing Texas and Florida markets, as indicated by the increase in the backlog and the 10.3% increase in the homes under construction at the end of March 2001 versus March 2000. As a percentage of revenues, SG&A expense increased to 12.0% in the three months ended March 31, 2001 from 9.9% in the comparable period of 2000.

Interest expense, net of interest capitalized, totaled $1.1 million in the three months ended March 31, 2001 compared to $.7 million in the comparable period of 2000. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended March 31, 2001 and 2000, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense increased due to the increase in the average number of completed homes held in inventory for the quarter ending March 31, 2001. Capitalized interest and other financing costs are included in cost of sales at the time of home closings. In addition, interest on certain acquisition notes has increased pursuant to the Second Amendment to Stock Purchase Agreement and the related Amended and Restated Note Agreements.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 35.1% for the three months ending March 31, 2001 compared to 36.1% for the three months ending March 31, 2000. The Company recognized federal income tax expense amounting to $2.5 million for the three months ending March 31, 2001 compared to $2.9 million for the three months ending March 31, 2000. The decrease in income taxes is primarily due to reduced earnings for the three months ending March 31, 2001 compared to the three months ending March 31, 2000.

Net income decreased by 5.12% to $5.1 million in the three months ended March 31, 2001, from $5.3 million in the comparable period of 2000. The decrease was attributable to the decrease in revenues as described above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had available cash and cash equivalents of $9.3 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at March 31, 2001 increased by $5.1 million from $246.9 million at December 31, 2000 due to a general increase in business activity and the expansion of operations in the newer market areas. Because of increased business activity and expansion of operations in the newer markets, the Company's ratio of construction loans payable to total capital assets increased to 55.0% at March 31, 2001 from 50.5% at December 31, 2000. The equity to total assets ratio decreased during the three months to 39.9% at March 31, 2001 from 41.7% at December 31, 2000 primarily due to the dividends declared of $6.2 million at March 31, 2001.

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions and through funds from earnings.

At March 31, 2001, the Company had lines of credit commitments for construction loans totaling approximately $253.0 million, of which $19.0 million is available to draw down.

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

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at March 31, 2001, the Company had no material commitments for capital expenditures.

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


ITEM 3.  CHANGES IN INFORMATION ABOUT MARKET RISK

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

ITEM 2.  CHANGES IN SECURITIES

         None.  No disclosure required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.   No disclosure required

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.  No disclosure required

ITEM 5.  OTHER INFORMATION

         None.  No disclosure required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.)   Exhibits.

       Exhibit Number      Exhibit
       ------- ------      -------

       10.1 First Amendment to the Credit Agreement among Newmark Homes, L.P. and Bank of America, N.A. as Administrative Agent, Swing Line leader and Letter of Credit Issuing Lender and Other Financial Institutions Party Hereto dated January 1, 2001

(b)    Reports on Form 8-K.

       Report on Form 8-K dated as of March 23, 2001 pertaining to the Registrant's Agreement and Plan of Merger between Newmark-Nevada and Newmark Homes Corp.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NEWMARK HOMES CORP.


May 15, 2001               By: /s/ Terry C. White
                               -------------------------------------------------
                               Terry C. White, Senior Vice President, Chief
                               Financial Officer, Treasurer and Secretary

                               INDEX TO EXHIBITS

       Exhibit Number      Exhibit
       --------------      -------

       10.1 First Amendment to the Credit Agreement among Newmark Homes, L.P. and Bank of America, N.A. as Administrative Agent, Swing Line leader and Letter of Credit Issuing Lender and Other Financial Institutions Party Hereto dated January 1, 2001