Form 10-Q
period 2001-06-30
NEWMARK HOMES CORP
filed 2001-08-13
CIK 1046578

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                        COMMISSION FILE NUMBER: 000-23677

                               NEWMARK HOMES CORP.
             (Exact name of Registrant as specified in its charter)

Delaware                                                     76-0460831
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1200 Soldiers Field Drive
Sugar Land, TX    77479
(Address of principal executive offices)  (Zip code)

                                  281-243-0100
              (Registrant's telephone number, including area code)

                                 Not applicable
   (Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                      Outstanding
Common Stock, par value $.01               11,500,000 shares as of June 30, 2001

                               NEWMARK HOMES CORP.
                                      INDEX

                                                                                                   PAGE
PART I.            Financial Information.......................................................     3

          ITEM 1.  Financial Statements........................................................     3

                   Condensed Consolidated Statements of Financial Position.....................     3
                   Condensed Consolidated Statements of Operations.............................     4
                   Condensed Consolidated Statements of Stockholders' Equity...................     6
                   Condensed Consolidated Statements of Cash Flows.............................     7
                   Notes to the Condensed Consolidated Financial Statements....................     8

          ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations..................................................................     10

          ITEM 3.  Changes in Information About Market Risk....................................     15

PART II.           Other Information...........................................................     15

          ITEM 1.  Legal Proceedings...........................................................     15

          ITEM 2.  Changes in Securities.......................................................     16

          ITEM 3.  Defaults Upon Senior Securities.............................................     16

          ITEM 4.  Submission of Matters to a Vote of Security Holders.........................     16

          ITEM 5.  Other Information...........................................................     16

          ITEM 6.  Exhibits and Reports on Form 8-K............................................     16

                   Exhibits....................................................................     16

                   Reports on Form 8-K.........................................................     16

                   Signatures..................................................................     17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                ASSETS                                          JUNE 30,           DECEMBER 31,
                                                                                  2001                 2000
                                                                            ----------------     ----------------
                                                                              (unaudited)
Cash
                                                                               $  7,235             $  4,774
Receivables..........................................................            12,692               14,778
Inventory............................................................           264,546              246,865
Investment in unconsolidated subsidiaries............................             2,141                2,205
Other assets, net....................................................            12,301               10,168
Goodwill, net of accumulated amortization of $2,365 and $1,594 in
     2001 and 2000, respectively.....................................            44,584               45,354
                                                                               --------             --------
                  Total assets.......................................          $343,499             $324,144
                                                                               =========            ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Construction loans payable...........................................          $144,242             $127,546
Acquisition notes payable............................................             7,370               11,055
Other payables to affiliates.........................................             1,564                  700
Accounts payable and accrued liabilities.............................            29,257               33,837
Other liabilities....................................................            19,552               15,697
                                                                               --------             --------
                  Total liabilities..................................          $201,985             $188,835
                                                                               --------             --------

Minority interest in consolidated subsidiaries.......................                99                   --

Stockholders' equity:
     Common stock -- $.01 par value; 30,000,000 shares authorized,
             11,500,000 shares issued and outstanding................               115                  115
     Additional paid-in capital......................................           106,855              106,855
     Retained earnings...............................................            34,445               28,339
                                                                               --------             --------
                  Total stockholders' equity.........................           141,415              135,309
                                                                               --------             --------
                  Total liabilities and stockholders' equity.........          $343,499             $324,144
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

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        THREE MONTHS
                                                                                       ENDED JUNE 30,
                                                                              ------------------------------
                                                                                  2001                2000
                                                                              ----------          ----------
Revenues.............................................................         $  155,565          $  164,491
Cost of sales........................................................            126,420             135,847
                                                                              ----------          ----------
Gross profit.........................................................             29,145              28,644
Equity in earnings from unconsolidated subsidiaries..................                175                 134
Selling, general and administrative expenses.........................            (17,023)            (16,764)
Depreciation and amortization........................................             (1,286)               (914)
                                                                              ----------          ----------
     Operating income................................................             11,011              11,100
Other income (expense):
     Interest expense................................................               (554)               (845)
     Other income, net...............................................                213                  28

     Minority interest in consolidated subsidiaries..................                (99)                 --
                                                                              ----------          ----------
          Income before income taxes.................................             10,571              10,283
Income taxes.........................................................              3,308               3,703
                                                                              ----------          ----------
          Net income.................................................         $    7,263          $    6,580
                                                                              ==========          ==========
Earnings per common share:
     Basic...........................................................             $ 0.63          $     0.57
                                                                              ==========          ==========
     Diluted.........................................................             $ 0.63          $     0.57
                                                                              ==========          ==========
Weighted average number of shares of common stock
     equivalents outstanding:
         Basic.......................................................         11,500,000          11,500,000
                                                                              ==========          ==========
         Diluted.....................................................         11,500,000          11,500,000
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

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                            ----------------------------
                                                                               2001              2000
                                                                            ----------        ----------
Revenues.............................................................         $288,381          $301,462
Cost of sales........................................................          233,384           249,520
                                                                            ----------        ----------
Gross profit.........................................................           54,997            51,942
Equity in earnings from unconsolidated subsidiaries..................              330               256
Selling, general and administrative expenses.........................          (32,995)          (30,330)
Depreciation and amortization........................................           (2,469)           (1,961)
                                                                            ----------        ----------
     Operating income................................................           19,863            19,907
Other income (expense):
     Interest expense................................................           (1,629)           (1,589)
     Other income, net...............................................              221               294
     Minority interest in consolidated subsidiaries..................              (99)               --
                                                                            ----------        ----------
          Income before income taxes.................................           18,356            18,612
Income taxes.........................................................            6,040             6,709
                                                                            ----------        ----------
          Net income.................................................         $ 12,316          $ 11,903
                                                                            ==========        ==========
Earnings per common share:
     Basic...........................................................            $1.07             $1.04
                                                                            ==========        ==========
     Diluted.........................................................            $1.07             $1.04
                                                                            ==========        ==========
Weighted average number of shares of common stock
     equivalents outstanding:
         Basic.......................................................       11,500,000        11,500,000
                                                                            ==========        ==========
         Diluted.....................................................       11,500,000        11,500,000
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

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    Additional
                                                     Common          Paid-In           Retained
                                                      Stock          Capital           Earnings             Total
                                                    -----------    -------------    ---------------     --------------

Balance, December 31, 2000........................      $ 115         $106,855           $ 28,339           $135,309
Net Income........................................         --               --             12,316             12,316

Dividends paid ($0.54 per share)............               --               --             (6,210)            (6,210)
                                                    ---------        ---------           --------           --------
Balance, June 30, 2001                                  $ 115         $106,855           $ 34,445           $141,415
                                                    =========        =========           ========           ========


   See accompanying notes to the condensed consolidated financial statements.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                          -----------------------------------
                                                                               2001                2000
                                                                          --------------     ----------------
Cash flows from operating activities:
   Net income.......................................................           $12,316              $11,903
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization..................................             2,470                1,961
     Net (gain) loss on sale of property, premises and equipment....                85                  (32)
     Equity in earnings from unconsolidated subsidiaries............              (330)                (256)
     Minority interest in consolidated subsidiaries.................                99                   --
                                                                          --------------     ----------------
     Changes in operating assets and liabilities:
         Inventory and land held for development, net...............           (17,681)              (9,339)
         Receivables................................................             2,086              (12,577)
         Other assets...............................................            (2,269)              (1,722)
         Payable to affiliates......................................
                                                                                   864                 (608)
         Accounts payable and accrued liabilities...................            (4,580)              (7,954)
         Other liabilities..........................................             3,855                2,169
                                                                          --------------     ----------------
         Net cash provided (used) in operating activities...........            (3,085)             (16,455)
                                                                          --------------     ----------------
Cash flows from investing activities:
   Purchases of property, premises and equipment....................            (1,752)              (1,302)
    Proceeds from sales of property, premises and equipment.........               103                  155
   Decrease in goodwill.............................................                --                  270
    Investment in unconsolidated subsidiaries.......................              (172)                (133)
   Distributions from unconsolidated subsidiaries...................               566                  217
                                                                          --------------     ----------------
         Net cash used in investing activities......................            (1,255)                (793)
                                                                          --------------     ----------------
Cash flows from financing activities:
   Proceeds from advances on construction loans payable.............           136,946              193,457
   Principal payments on construction loans payable.................          (120,250)            (169,084)
   Principal payments on acquisition notes payable..................            (3,685)              (3,418)
   Dividends paid...................................................            (6,210)                  --
                                                                          --------------     ----------------
         Net cash provided by financing activities..................             6,801               20,955
                                                                          --------------     ----------------
Increase (decrease) in cash.........................................             2,461                3,707
Cash, beginning of period...........................................             4,774                8,080
                                                                          --------------     ----------------
Cash, end of period.................................................            $7,235              $11,787
                                                                          ==============     ================
Supplemental disclosures of cash flow information: Cash paid for:
     Interest.......................................................            $7,009               $8,838
                                                                          ==============     ================
     Income taxes...................................................            $5,801               $7,945
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

The Company's primary subsidiaries are as follows:

                   SUBSIDIARY                                         NATURE OF BUSINESS
                   ----------                                         ------------------
Newmark Home Corporation ("Newmark")........       Single-family    residential   homebuilding   in   Texas,
                                                   Tennessee and North Carolina - formed in 1983.
Westbrooke Communities, Inc.
   ("Westbrooke")...........................       Single-family  residential  homebuilding  and residential
                                                   lot developer in South Florida - formed in 1976.
Pacific United Development Corporation
   ("PUDC").................................       Residential  lot  development  in Texas and  Tennessee  -
                                                   formed in 1993.

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

INTERIM PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements included as part of this 10-Q filing should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results from operations and cash flows for the periods presented. Results of operations achieved through June 30, 2001 are not necessarily indicative of those which may be achieved for the year ended December 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $44.6 million. Amortization expenses during the six-month period ended June 30, 2001 was $0.8 million. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

EARNINGS PER SHARE

Basic Earnings Per Share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table reconciles the computation of basic and diluted Earnings Per Share for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000 (in thousands, except per share amounts):

                                               THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                          --------------------------------------    --------------------------------------
                                                2001                 2000                2001                  2000
                                          -----------------    -----------------    ----------------     -----------------
Income available to common
   shareholders (numerator)..............           $7,263               $6,580             $12,316               $11,903
Weighted average of shares
   outstanding (denominator).............           11,500               11,500              11,500                11,500
                                          -----------------    -----------------    ----------------     -----------------
Basic and diluted
   Earnings Per Share....................            $0.63                $0.57               $1.07                 $1.04
                                          =================    =================    ================     =================

Diluted Earnings Per Share                           $0.63                $0.57               $1.07                 $1.04
                                          =================    =================    ================     =================

Note 2.       INVENTORY

Inventory balances as of June 30, 2001 and December 31, 2000 consist of the following:

                                                                                               Carrying Value
                                                     Number of Homes                           (in thousands)
                                           -----------------------------------        ----------------------------------
                                              June 30,           December 31,           June 30,            December 31,
                                                2001                 2000                 2001                  2000
                                           --------------        -------------        ------------          ------------
Completed  ...............................          155                  178             $36,636               $42,624
Under construction  ......................        1,074                  824             137,683               107,959
Models  ..................................           75                   73              17,488                18,715
Residential lots..........................           --                   --              72,739                77,567
                                           --------------        -------------        ------------          ------------
               Total......................        1,304                1,075            $264,546              $246,865
                                           ==============        =============        ============          ============

NOTE 3.       CAPITALIZED INTEREST

A summary of interest capitalized in inventory is as follows (in thousands):


                                              THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                          -----------------------------------    --------------------------------------
                                                2001               2000                2001                  2000
                                          --------------    -----------------    ----------------     -----------------
Interest capitalized, beginning
   of period..............................       $7,279               $6,873              $6,917                $6,266
Interest incurred.........................        2,746                3,991               6,439                 7,896
Less interest included in:
   Cost of Sales..........................        3,230                3,168               5,486                 5,720
   Other income (expense)                           554                  845               1,629                 1,589
                                          --------------    -----------------    ----------------     -----------------
Interest capitalized,
   end of period..........................       $6,241               $6,851              $6,241                $6,853
                                          --------------    -----------------    ----------------     -----------------

NOTE 4.       COMMITMENTS AND CONTINGENCIES

The Company is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes the Company has meritorious defenses to these matters and that any potential liability from these matters would not materially affect the Company's consolidated financial statements.

NOTE 5.          CONSOLIDATED JOINT VENTURES

The Company acquired a 75% interest in Silver Oak Trails, L.P., a land development joint venture for a net initial investment of $2.9 million. The operations of Silver Oak Trails, L.P. are consolidated with the operations of the Company. Silver Oak Trails, L.P. earned $0.4 million of which $0.1 million is minority interest in the earnings on a land sale transaction during the three months ending June 30, 2001.

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

RESULTS OF OPERATIONS

The following tables set forth certain operating and financial data for the
Company:

                                                       NEW SALES CONTRACTS,
                                                       NET OF CANCELLATIONS                     HOME CLOSINGS
                                           ------------------------------------      --------------------------------
                                                         THREE MONTHS                          THREE MONTHS
                                                        ENDED JUNE 30,                        ENDED JUNE 30,
                                           ------------------------------------      --------------------------------
                                                          2001             2000                 2001             2000
                                                          ----             ----                 ----             ----
Houston.....................................               157              167                  144              167
Austin......................................                83              162                  114              160
Dallas/Ft. Worth............................                26               47                   45               44
San Antonio.................................                26                8                   26               10
Ft. Lauderdale,
      Palm Beach, Miami.....................               246              248                  202              218
Nashville...................................                24               22                   25               25
Charlotte...................................                 9                3                    4                2
Greensboro/Winston-
      Salem.................................                 5                6                    9                7
                                                       -------           ------               ------           ------
Total ......................................               576              663                  569              633
                                                       -------           ------               ------           ------


                                       NEW SALES CONTRACTS,                                          HOMES IN
                                       NET OF CANCELLATIONS            HOME CLOSINGS              SALES BACKLOG
                                  ---------------------------    -------------------------    ------------------------
                                           SIX MONTHS                   SIX MONTHS                     AS OF
                                         ENDED JUNE 30,               ENDED JUNE 30,                 JUNE 30,
                                  ---------------------------    -------------------------    ------------------------
                                           2001         2000           2001          2000           2001        2000
                                           ----         ----           ----          ----           ----        ----
Houston...........................         358          332            265           295            202         158
Austin............................         190          349            247           325            137         319
Dallas/Ft. Worth..................          72           85             79            73             44          44
San Antonio.......................          52           20             38            14             27           7
Ft. Lauderdale,
      Palm Beach, Miami...........         536          421            341           428            648         524
Nashville.........................          77           53             49            42             48          23
Charlotte.........................          13            8              5             6              8           3
Greensboro/Winston-
      Salem.......................          10           12             13            13              2           4
                                        ------       ------         ------        ------         ------      ------

Total ............................       1,308        1,280          1,037         1,196          1,116       1,082
                                        ------       ------         ------        ------         ------      ------

                                                        AS A PERCENTAGE OF                 AS A PERCENTAGE OF
                                                             REVENUE                             REVENUE
                                                  -----------------------------     -----------------------------------
                                                         THREE MONTHS                           SIX MONTHS
                                                        ENDED JUNE 30,                        ENDED JUNE 30,
                                                  -----------------------------     -----------------------------------
                                                      2001             2000                 2001             2000
                                                      ----             ----                 ----             ----
Cost of Sales...............................          81.3%            82.6%                80.9%            82.8%
Gross Profit................................          18.7%            17.4%                19.1%            17.2%
Selling, general and
      administrative expenses...............          10.9%            10.2%                11.4%            10.1%
Income before income taxes..................           6.8%             6.3%                 6.4%             6.2%
Income taxes (1)............................          31.3%            36.0%                32.9%            36.0%
Net income..................................           4.7%             4.0%                 4.3%             4.0%

(1) As a percent of income before income taxes.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues decreased by 5.4% to $155.6 million in the three months ending June 30, 2001 from $164.5 million in the three months ending June 30, 2000 due to the net effect of a decrease in units closed, an increase in the average selling price and an increase in land sales. The number of homes closed by the Company decreased by 10.1% to 569 homes in the three months ending June 30, 2001 from 633 homes in the three months ending June 30, 2000. The Company's average selling price of homes closed in the three months ending June 30, 2001 was $267,985, an increase of 3.9% from the $257,929 average selling price in the three months ending June 30, 2000 due to product mix within the subdivisions closing homes. The average selling price of a Newmark(R) home closed in the three months ending June 30, 2001 was $272,444, an increase of 6.3% from the $256,411 average selling price in the three months ending June 30, 2000. The Fedrick, Harris Estate Homes average selling price of homes closed in the three months ending June 30, 2001 was $479,978, an increase of 0.7% from the $476,640 average selling price in the three months ending June 30, 2000. In the South Florida market, Westbrooke's average selling price of homes closed in the three months ending June 30, 2001 was $208,514, an increase of 2.6% from the $203,237 average selling price in the three months ending June 30, 2000. In addition, revenue from land sales in the three months ending June 30, 2001 increased to $3.1 million from $1.2 million in the three months ending June 30, 2000.

New net sales contracts decreased 13.1% to 576 homes for the three months ended June 30, 2001 from 663 homes for the three months ended June 30, 2000. The dollar amount of new net sales contracts decreased 6.9% to $156.2 million.

The Company was operating in 90 subdivisions at June 30, 2001 compared to 79 subdivisions at June 30, 2000. As of June 30, 2001, the Company's backlog of sales contracts was 1,116 homes, a 3.1% increase over comparable figures at June 30, 2000.

Cost of sales decreased by 6.9% to $126.4 million in the three months ended June 30, 2001 from $135.8 million in the comparable period of 2000. The decrease was attributable to the decrease in revenues as described above. Cost of land sales for the three months ended June 30, 2001 increased to $2.9 million from $1.2 million for the comparable period of 2000. As a percentage of revenues, cost of sales for the three months ended June 30, 2001 decreased to 81.3% in 2001 from 82.6% in 2000.

Selling, general and administrative ("SG&A") expense increased by 1.6% to $17.0 million in the three months ended June 30, 2001, from $16.8 million in the comparable period of 2000. The increase was primarily caused by increased construction and sales activity in the new markets of Nashville, Tennessee; Charlotte and Greensboro, North Carolina as well as in the Company's existing Texas and Florida markets, as indicated by the increase in the backlog and the 3.7% increase in the homes under construction at the end of June 2001 versus June 2000. As a percentage of revenues, SG&A expense increased to 10.9% in the three months ended June 30, 2001 from 10.2% in the comparable period of 2000.

Interest expense, net of interest capitalized, decreased slightly to $0.6 million in the three months ended June 30, 2001 from $0.8 million in the comparable period of 2000. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended June 30, 2001 and 2000, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense decreased due to the decrease in the average number of completed homes held in inventory for the quarter ending June 30, 2001. However, this decrease was offset by the increase in interest on certain acquisition notes pursuant to the Second Amendment to Stock Purchase Agreement and the related Amended and Restated Note Agreements. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 31.3% for the three months ending June 30, 2001 compared to 36.0% for the three months ending June 30, 2000. The decrease was primarily a result of decreased state taxes resulting from credits earned due to the deconsolidation from combined Florida State reporting. The Company recognized federal income tax expense amounting to $3.5 million for the three months ending June 30, 2001 compared to $3.6 million for the three months ending June 30, 2000.

Net income increased by 10.4% to $7.3 million in the three months ended June 30, 2001, from $6.6 million in the comparable period of 2000. The increase was attributable to the increase in revenues in the company's most profitable markets.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues decreased by 4.3% to $288.4 million in the six months ending June 30, 2001 from $301.5 million in the six months ending June 30, 2000 due to the net effect of a decrease in units closed, an increase in the average selling price and an increase in land sales. The number of homes closed by the Company decreased by 13.3% to 1,037 homes in the six months ending June 30, 2001 from 1,196 homes in the six months ending June 30, 2000. The Company's average selling price of homes closed in the six months ending June 30, 2001 was $266,655, an increase of 6.8% from the $249,700 average selling price in the six months ending June 30, 2000 due to product mix within the subdivisions closing homes. The average selling price of a Newmark(R) home closed in the six months ending June 30, 2001 was $267,321, an increase of 6.7% from the $250,477 average selling price in the six months ending June 30, 2000. The Fedrick, Harris Estate Homes average selling price of homes closed in the six months ending June 30, 2001 was $479,636, an increase of 4.6% from the $458,705 average selling price in the six months ending June 30, 2000. In the South Florida market, Westbrooke's average selling price of homes closed in the six months ending June 30, 2001 was $208,015, an increase of 3.4% from the $201,116 average selling price in the six months ending June 30, 2000. In addition, revenue from land sales in the six months ending June 30, 2001 increased to $11.9 million from $2.8 million in the six months ending June 30, 2000.

New net sales contracts increased 2.2% to 1,308 homes for the six months ended June 30, 2001 from 1,280 homes for the six months ended June 30, 2000. The dollar amount of new net sales contracts increased 4.2% to $345.0 million.

Cost of sales decreased by 6.5% to $233.4 million in the six months ended June 30, 2001 from $249.5 million in the comparable period of 2000. The decrease was attributable to the decrease in revenues as described above. Cost of land sales for the six months ended June 30, 2001 increased to $8.9 million from $2.6 million for the comparable period of 2000. As a percentage of revenues, cost of sales for the six months ended June 30, 2001 decreased to 80.9% in 2001 from 82.8% in 2000.

Selling, general and administrative ("SG&A") expense increased by 8.8% to $33.0 million in the six months ended June 30, 2001, from $30.3 million in the comparable period of 2000. The increase was primarily caused by increased construction and sales activity in the new markets of Nashville, Tennessee; Charlotte and Greensboro, North Carolina as well as in the Company's existing Texas and Florida markets, as indicated by the increase in the backlog and the 3.7% increase in the homes under construction at the end of June 2001 versus June 2000. As a percentage of revenues, SG&A expense increased to 11.4% in the six months ended June 30, 2001 from 10.1% in the comparable period of 2000.

Interest expense, net of interest capitalized, remained consistent at $1.6 million for the six months ended June 30, 2001 and 2000. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the six months ended June 30, 2001 and 2000, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense decreased due to the decrease in the average number of completed homes held in inventory for the six months ending June 30, 2001. However, this decrease was offset by the increase in interest on certain acquisition notes pursuant to the Second Amendment to Stock Purchase Agreement and the related Amended and Restated Note Agreements. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 32.9% for the six months ending June 30, 2001 compared to 36.0% for the six months ending June 30, 2000. The decrease was primarily a result of decreased state taxes resulting from credits earned due to the deconsolidation from combined Florida State reporting. The Company recognized federal income tax expense amounting to $6.1 million for the six months ending June 30, 2001 compared to $6.4 million for the six months ending June 30, 2000.

Net income increased by 3.5% to $12.3 million in the six months ended June 30, 2001, from $11.9 million in the comparable period of 2000. The increase was attributable to the increase in revenues in the company's most profitable markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had available cash and cash equivalents of $7.2 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at June 30, 2001 increased by $17.7 million from $246.7 million at December 31, 2000 due to a general increase in business activity and the expansion of operations in the newer market areas. Because of increased business activity and expansion of operations in the newer markets, the Company's ratio of construction loans payable to total capital assets increased to 52.8% at June 30, 2001 from 50.5% at December 31, 2000. The equity to total assets ratio decreased during the three months to 41.2% at June 30, 2001 from 41.7% at December 31, 2000 primarily due to the dividends paid of $6.2 million during the six months ending June 30, 2001.

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions and through funds from earnings.

At June 30, 2001, the Company had lines of credit commitments for construction loans totaling approximately $245.2 million, of which $26.2 million was available to draw down.

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

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at June 30, 2001, the Company had no material commitments for capital expenditures.

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

Although the Company's results for the six months ended June 30, 2001 are comparable to results for the six months ended June 30, 2000, the Company expects that certain of its home building markets (such as Austin, Texas) which contributed significantly to the Company's favorable results in fiscal 2000 and for the six months ended June 30, 2001 may be softer in the second half of fiscal 2001. The Company cannot, at this time, determine the full impact on future home sales, revenues and income of the Company from any significant decline in these key markets.

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

Subsequent to the press release of the Company on March 5, 2001 of a possible merger of Engle Holdings Corp. with the Company, the Company was notified of the filing of two lawsuits, Case No. A431555; Barry Feldman v. Michael J. Poulos, Yannis Delikanakis, Michael S. Stevens, Constantinos Stengos, George Stengos, Andreas Stengos, James M. Carr, William A. Hasler, Larry D. Horner, Lonnie M. Fedrick, Engle Holdings Corp. and Newmark Homes Corp.; In the District Court, Clark County, Nevada; and Cause No. 2001-14194; Michael Gormley v. Michael J. Poulos, Yannis Delikanakis, Michael S. Stevens, Constantinos Stengos, George Stengos, Andreas Stengos, James M. Carr, William A. Hasler,

Larry D. Horner, Lonnie M. Fedrick, Engle Holdings Corp. and Newmark Homes Corp; In the 80th Judicial District Court of Harris County, Texas, challenging any transaction between the Company and Engle Holdings as a violation of fiduciary duty. Given the fact that there is no transaction agreed to between the Company and Engle, the Company believes the lawsuits are without merit, and the Company intends to vigorously defend itself and its directors.

ITEM 2.  CHANGES IN SECURITIES

         None.  No disclosure required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.   No disclosure required

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.  No disclosure required

ITEM 5.  OTHER INFORMATION

         None.  No disclosure required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.)   Exhibits.

       Exhibit Number               Exhibit
       --------------               -------

       None.

(b)    Reports on Form 8-K.

       The registrant filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEWMARK HOMES CORP.

August 10, 2001               By:   /s/ Terry C. White
                                    --------------------------------------------
                                    Terry C. White, Senior Vice President, Chief
                                    Financial Officer, Treasurer and Secretary