Form 10-Q
period 2001-09-30
NEWMARK HOMES CORP
filed 2001-11-14
CIK 1046578

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-23677

                               NEWMARK HOMES CORP.
             (Exact name of Registrant as specified in its charter)

Delaware                                                      76-0460831
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification No.)

1200 Soldiers Field Drive
Sugar Land, Texas  77479
(Address of principal executive offices) (ZIP code)

                                 (281) 243-0100
              (Registrant's telephone number, including area code)

                                 Not applicable
   (Former name, former address and former fiscal year, if changed since last report)

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

Title                                 Outstanding
Common Stock, par value $0.01         11,500,000 shares as of September 30, 2001

                               NEWMARK HOMES CORP.

                                      INDEX

                                                                                                               PAGE
PART I.           Financial Information.........................................................................3

       ITEM 1.    Financial Statements..........................................................................3

                  Condensed Consolidated Statements of Financial Position.......................................3
                  Condensed Consolidated Statements of Operations...............................................4
                  Condensed Consolidated Statements of Cash Flows...............................................6
                  Notes to the Condensed Consolidated Financial Statements......................................7

       ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................................................9

       ITEM 3.    Changes in Information about Market Risk.....................................................13

PART II.          Other Information............................................................................14

       ITEM 1.    Legal Proceedings............................................................................14

       ITEM 2.    Changes in Securities........................................................................14

       ITEM 3.    Defaults Upon Senior Securities..............................................................14

       ITEM 4.    Submission of Matters to a Vote of Security Holders..........................................14

       ITEM 5.    Other Information............................................................................14

       ITEM 6.    Exhibits and Reports on Form 8-K.............................................................15

                  Exhibits.....................................................................................15

                  Reports on Form 8-K..........................................................................15

                  Signatures...................................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                          ASSETS                                 SEPTEMBER 30, 2001             DECEMBER 31, 2000
                                                                     (unaudited)
                                                             ---------------------------- ----------------------------
Cash....................................................                        $ 8,636                       $ 4,774
Receivables.............................................                         14,526                        14,778
Inventory...............................................                        267,311                       246,712
Investment in unconsolidated subsidiaries...............                          2,467                         2,205
Other assets, net.......................................                         14,354                        10,168
Goodwill, net of accumulated amortization of
  $2,749 and $1,594 in 2001 and 2000, respectively......                         44,199                        45,354
                                                             ---------------------------    --------------------------

                             Total Assets...............                       $351,493                      $323,991
                                                             ===========================    ==========================

           LIABILITIES AND STOCKHOLDERS' EQUITY

Construction loans payable..............................                       $142,581                      $127,546
Acquisition notes payable...............................                          7,370                        11,055
Other payables to affiliates............................                            679                           700
Accounts payable and accrued liabilities................                         31,178                        33,837
Other liabilities.......................................                         21,463                        15,544
                                                             ---------------------------    --------------------------

                   Total Liabilities....................                       $203,271                      $188,682

Minority interest in consolidated subsidiaries..........                             99                            --

Stockholders' equity
  Common stock--$0.01 par value; 30,000,000
    shares authorized, 11,500,000 shares issued
    and outstanding.....................................                            115                           115
  Additional paid-in capital............................                        106,855                       106,855
  Retained earnings.....................................                         41,153                        28,339
                                                             ---------------------------    --------------------------
                   Total stockholders' equity...........                        148,123                       135,309
                                                             ---------------------------    --------------------------
                   Total liabilities and stockholders'
                     equity.............................                       $351,493                      $323,991
                                                             ===========================    ==========================

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------------------------------
                                                                       2001                           2000
                                                                       ----                           ----
Revenues................................................             $163,011                       $146,207
Cost of sales...........................................              132,761                        119,627
                                                             -------------------------      --------------------------
Gross profit............................................               30,250                         26,580
Equity in earnings from unconsolidated
  subsidiaries..........................................                  462                            222
Selling, general and administrative expenses............              (18,705)                       (16,358)
Depreciation and amortization...........................               (1,306)                          (958)
                                                             -------------------------      --------------------------
     Operating income...................................               10,701                          9,486
Other income (expense):
     Interest expense...................................                 (453)                          (798)
     Other income, net..................................                  125                            164
                                                             -------------------------      --------------------------
         Income before income taxes.....................               10,373                          8,852
Income taxes............................................                3,665                          3,197
                                                             -------------------------      --------------------------

         Net income.....................................             $  6,708                       $  5,655
                                                             =========================      ==========================
Earnings per common share:
     Basic and Diluted..................................
                                                                        $0.58                          $0.49
                                                             =========================      ==========================
Weighted average number of shares of common
 stock equivalents outstanding:
     Basic and Diluted..................................           11,500,000                     11,500,000
                                                             =========================      ==========================

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------------------------------
                                                                       2001                           2000
                                                                       ----                           ----
Revenues................................................                    $451,391                      $447,670
Cost of sales...........................................                     366,145                       369,147
                                                             -------------------------      --------------------------
Gross profit............................................                      85,246                        78,523
Equity in earnings from unconsolidated
  subsidiaries..........................................                         793                           478
Selling, general and administrative expenses............                     (51,700)
Depreciation and amortization...........................                      (3,776)
                                                             -------------------------      --------------------------
     Operating income...................................                      30,563                        29,393
Other income (expense):
     Interest expense...................................                      (2,081)                       (2,387)
     Other income, net..................................                         346                           458
     Minority interest in consolidated subsidiaries.....                         (99)                           --
                                                             -------------------------      --------------------------

         Income before income taxes.....................                      28,729                        27,464
Income taxes............................................                       9,705                         9,906
                                                             -------------------------      --------------------------

         Net income.....................................                     $19,024                       $17,558
                                                             =========================      ==========================

Earnings per common share:
     Basic and Diluted..................................                       $1.65                         $1.53
                                                             =========================      ==========================
Weighted average number of shares of common
 stock equivalents outstanding:
     Basic and Diluted..................................                  11,500,000                    11,500,000
                                                             =========================      ==========================

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      NEWMARK HOMES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                              ----------------------------------------
                                                                                     2001                 2000
                                                                              -------------------   ------------------
Cash flows from operating activities:
   Net income..........................................................              $    19,024           $  17,558
   Adjustments to reconcile net income to net cash provided by (used) in operating activities:
     Depreciation and amortization.....................................                    3,776               2,920
     Net loss (gain) on sale of property, premises and equipment.......                       23                 (30)
     Equity in earnings from unconsolidated subsidiaries...............                     (793)               (478)
     Minority interest in consolidated subsidiaries....................                       99                  --
     Changes in operating assets and liabilities:
        Inventory and land held for development, net...................                  (20,446)            (17,055)
        Receivables....................................................                      253              (1,276)
        Other assets...................................................                   (3,031)               (714)
        Payable to affiliates..........................................                      (21)             (1,738)
        Accounts payable and accrued liabilities.......................                   (2,659)             (7,589)
        Other liabilities..............................................                    5,766               1,881
                                                                              -------------------   ------------------
        Net cash provided by (used) in operating activities............                    1,991              (6,521)
Cash flows from investing activities:
   Purchases of property, premises and equipment.......................                   (4,091)             (1,770)
   Proceeds from sales of property, premises and equipment.............                      292                 252
   Additional acquisition costs........................................                       --                (480)
   Investment in unconsolidated subsidiaries...........................                     (290)               (133)
   Distributions from unconsolidated subsidiaries......................                      821                 370
                                                                              -------------------   ------------------
         Net cash used in investing activities..........................                  (3,268)             (1,761)
Cash flows from financing activities:
   Proceeds from advances on construction loans payable................                  212,257             252,109
   Principal payments on construction loans payable....................                 (197,223)           (243,056)
   Principal payments on acquisition notes payable.....................                   (3,685)             (3,418)
   Dividends paid......................................................                    6,210                  --
                                                                              -------------------   ------------------
        Net cash provided by financing activities......................                    5,139               5,635
                                                                              -------------------   ------------------
Increase (decrease) in cash............................................                    3,862              (2,647)
Cash, beginning of period..............................................                    4,774               8,080
                                                                              -------------------   ------------------
Cash, end of period....................................................                 $  8,636              $5,433
                                                                              ===================   ==================
Supplemental disclosures of cash flow information:
   Cash paid for:
        Interest.......................................................                 $  9,165             $11,780
                                                                              ===================   ==================
        Income taxes...................................................                  $10,069             $11,983
                                                                              ===================   ==================

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

ORGANIZATION

Newmark Homes Corp. and subsidiaries (the "Company") is an 80% owned subsidiary of Technical Olympic USA, Inc. ("TOUSA"). On December 15, 1999, TOUSA acquired 80% of the Company in a stock purchase transaction. The Company was formed in December 1994 to serve as a real estate holding company.

The Company's primary subsidiaries are as follows:

                        SUBSIDIARY                                              NATURE OF BUSINESS
                        ----------                                              ------------------
Newmark Homes Corporation ("Newmark")................        Single-family residential homebuilding in Texas,
                                                             Tennessee and North Carolina - formed in 1983

Westbrooke Companies, Inc. ("Westbrooke")............        Single-family residential homebuilding and residential
                                                             lot developer in South Florida - formed in 1976

Pacific United Development Corporation                       Residential lot development in Texas and Tennessee -
("PUDC").............................................        formed in 1993

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and general practices within the homebuilding industry. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INTERIM PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements included as part of this 10-Q filing should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results from operations and cash flows for the periods presented. Results of operations achieved through September 30, 2001 are not necessarily indicative of those which may be achieved for the year ended December 31, 2001.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $44.2 million. Amortization expenses during the nine-month period ended September 30, 2001 was $1.2 million. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

EARNINGS PER SHARE

Basic Earnings Per Share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table reconciles the computation of basic and diluted Earnings Per Share for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000 (in thousands, except per share amounts):

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER30,
                                          ------------------------ -- -----------------------
                                            2001          2000          2001         2000
                                          ---------     ----------    ---------    ----------
Income available to common
   shareholders (numerator)...........    $6,708        $5,655         $19,024      $17,558
Weighted average of shares
   outstanding (denominator)..........    11,500        11,500          11,500       11,500
                                          ---------     ----------    ---------    ----------
Basic and Diluted Earnings
   Per Share..........................     $0.58         $0.49           $1.65        $1.53
                                          =========     ==========    =========    ==========

RECLASSIFICATION

Certain reclassifications have been made to conform the prior year's amounts to the current year's presentation.

NOTE 2. INVENTORY

Inventory balances as of September 30, 2001 and December 31, 2000 consist of the following:

                                                                                               CARRYING VALUE
                                                           NUMBER OF HOMES                     (IN THOUSANDS)
                                                   --------------------------------    -------------------------------
                                                    SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,      DECEMBER 31,
                                                        2001             2000               2001              2000
                                                   --------------    --------------    --------------    -------------
Completed...................................                 158               178           $35,301          $42,624
Under Construction..........................                 976               824           144,064          107,959
Models......................................                  80                73            17,366           18,715
Residential Lots............................                  --                --            70,580           77,414
                                                   --------------    --------------    --------------    -------------
          Total.............................               1,214             1,075          $267,311         $246,712
                                                   ==============    ==============    ==============    =============

NOTE 3. CAPITALIZED INTEREST

A summary of interest capitalized in inventory is as follows (in thousands):


                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                           ------------------------    ---------------------
                                             2001          2000         2001         2000
                                           ---------     ----------    --------    ---------
Interest capitalized, beginning
   of period..........................      $6,241         $6,852      $6,917       $6,266
Interest incurred.....................       2,389          3,832       8,827       11,726
Less interest included in:
   Costs of Sales.....................       2,783          2,534       8,269        8,253
Other income (expense)................         453            798       2,081        2,387
                                           ---------     ----------    --------    ---------
Interest capitalized, end
   of period..........................      $5,394         $7,352      $5,394       $7,352
                                           =========     ==========    ========    =========

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes the Company has meritorious defenses to these matters and that any potential liability from these matters would not materially affect the Company's consolidated financial statements.

NOTE 5. CONSOLIDATED JOINT VENTURES

The Company acquired a 75% interest in Silver Oak Trails, L.P., a land development joint venture for a net initial investment of $2.9 million. The operations of Silver Oak Trails, L.P. are consolidated with the operations of the Company. Silver Oak Trails, L.P. earned $0.4 million of which $0.1 million is minority interest in the earnings on a land sale transaction during the nine months ending September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including the Company's exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors that may cause actual results to differ materially.

RESULTS OF OPERATIONS

The following tables set forth certain operating and financial data for the
Company:

                                                              NEW SALES CONTRACTS,
                                                              NET OF CANCELLATIONS               HOME CLOSING
                                                           ---------------------------   -----------------------------
                                                               THREE MONTHS ENDED             THREE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                           ---------------------------   -----------------------------
                                                              2001           2000           2001             2000
                                                           -----------    ------------   ------------    -------------
Houston............................................               133             177            150              166
Austin.............................................                58              76            122              123
Dallas/Fort Worth..................................                21              40             36               35
San Antonio........................................                15              21             16               14
Fort Lauderdale/Palm Beach/Miami...................               213             280            251              165
Nashville..........................................                16              23             36               25
Charlotte..........................................                 6               4              6                2
Greensboro/Winston-Salem...........................                 8              13              6                9
                                                           -----------    ------------   ------------    -------------
     Total.........................................               470             634            623              539
                                                           ===========    ============   ============    =============


                                            NEW SALES CONTRACTS,                                    HOMES IN SALES
                                            NET OF CANCELLATIONS           HOME CLOSINGS               BACKLOG
                                           ------------------------    ----------------------    ---------------------
                                              NINE MONTHS ENDED          NINE MONTHS ENDED              AS OF
                                                SEPTEMBER 30,              SEPTEMBER 30,            SEPTEMBER 30,
                                           ------------------------    ----------------------    ---------------------
                                             2001          2000          2001         2000        2001         2000
                                           ---------     ----------    ---------    ---------    --------    ---------
Houston...............................          491            509          415          461         185          169
Austin................................          248            425          369          448          73          272
Dallas/Fort Worth.....................           93            125          115          108          29           49
San Antonio...........................           67             41           54           28          26           14
Fort Lauderdale/Palm Beach/Miami......          749            701          592          593         610          639
Nashville.............................           93             76           85           67          28           21
Charlotte.............................           19             12           11            8           8            5
Greensboro/Winston-Salem..............           18             25           19           22           4            8
                                           ---------     ----------    ---------    ---------    --------    ---------
     Total............................        1,778          1,914        1,660        1,735         963        1,177
                                           =========     ==========    =========    =========    ========    =========


                                             AS A PERCENTAGE OF         AS A PERCENTAGE OF
                                                   REVENUE                   REVENUE
                                           ------------------------    ---------------------
                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                           ------------------------    ---------------------
                                             2001          2000         2001         2000
                                           ---------     ----------    --------    ---------
Costs of Sales........................        81.4%          81.8%       81.1%        82.5%
Gross Profit..........................        18.6%          18.2%       18.9%        17.5%
Selling, general and
   administrative expenses............        11.5%          11.2%       11.5%        10.4%
Income before income taxes............         6.4%           6.1%        6.4%         6.1%
Income taxes (1)......................        35.3%          36.1%       33.8%        36.1%
Net income............................         4.1%           3.9%        4.2%         3.9%

(1) As a percent of income before income taxes.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues increased by 11.5% to $163.0 million in the three months ending September 30, 2001 from $146.2 million in the three months ending September 30, 2000 due to the net effect of an increase in units closed and a slight decrease in the average selling price. The number of homes closed by the Company increased by 15.6% to 623 homes in the three months ending September 30, 2001 from 539 homes in the three months ending September 30, 2000. The Company's average selling price of homes closed in the three months ending September 30, 2001 was $260,229, a decrease of 3.1% from the $268,463 average selling price in the three months ending September 30, 2000 due to product mix within the subdivisions closing homes. The average selling price of a Newmark(R) home closed in the three months ending September 30, 2001 was $294,935, a decrease of 0.3% from the $295,757 average selling price in the three months ending September 30, 2000. The Fedrick, Harris Estate Homes average selling price of homes closed in the three months ending September 30, 2001 was $498,132, a decrease of 2.0% from the $508,155 average selling price in the three months ending September 30, 2000. In the South Florida market, Westbrooke's average selling price of homes closed in the three months ending September 30, 2001 was $208,792, an increase of 1.1% from the $206,598 average selling price in the three months ending September 30, 2000. In addition, revenue from land sales in the three months ending September 30, 2001 decreased to $0.9 million from $1.5 million in the three months ending September 30, 2000.

New net sales contracts decreased 25.9% to 470 homes for the three months ended September 30, 2001 from 634 homes for the three months ended September 30, 2000 due to the general economic conditions of the markets the Company is operating in. The dollar amount of new net sales contracts decreased 24.9% to $120.1 million.

The Company was operating in 78 subdivisions at September 30, 2001 compared to 77 subdivisions at September 30, 2000. As of September 30, 2001, the Company's backlog of sales contracts was 963 homes, an 18.2% decrease from comparable figures at September 30, 2000.

Cost of sales increased by 11.0% to $132.8 million in the three months ended September 30, 2001 from $119.6 million in the comparable period of 2000. The increase was attributable to the increase in revenues as described above. Cost of land sales for the three months ended September 30, 2001 decreased to $0.8 million from $1.3 million for the comparable period of 2000. As a percentage of revenues, cost of sales for the three months ended September 30, 2001 decreased to 81.4% in 2001 from 81.8% in 2000.

Selling, general and administrative ("SG&A") expense increased by 14.4% to $18.7 million in the three months ended September 30, 2001, from $16.4 million in the comparable period of 2000. The increase is primarily due to increased selling and marketing expenses associated with the increased revenues. As a percentage of revenues, SG&A expense increased to 11.5% in the three months ended September 30, 2001 from 11.2% in the comparable period of 2000.

Interest expense, net of interest capitalized, decreased by 43.3% to $0.5 million in the three months ended September 30, 2001 from $0.8 million in the comparable period of 2000. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the three months ended September 30, 2001 and 2000, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense decreased due to the decrease in the average number of completed homes held in inventory for the quarter ending September 30, 2001 and the decrease in interest rates on construction financing. However, this decrease was offset by the increase in interest on certain acquisition notes pursuant to the Second Amendment to Stock Purchase Agreement and the related Amended and Restated Note Agreements. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 35.3% for the three months ending September 30, 2001 compared to 36.1% for the three months ending September 30, 2000. The decrease was primarily a result of decreased state taxes resulting from credits earned due to the deconsolidation from combined Florida State reporting. The Company recognized federal income tax expense amounting to $3.5 million for the three months ending September 30, 2001 compared to $3.0 million for the three months ending September 30, 2000.

Net income increased by 18.6% to $6.7 million in the three months ended September 30, 2001, from $5.7 million in the comparable period of 2000. The increase was attributable to the increase in revenues in the Company's most profitable markets.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues decreased by 0.8% to $451.4 million in the nine months ending September 30, 2001 from $447.7 million in the nine months ending September 30, 2000 due to the net effect of a decrease in units closed, an increase in the average selling price and an increase in land sales. The number of homes closed by the Company decreased by 4.3% to 1,660 homes in the nine months ending September 30, 2001 from 1,735 homes in the nine months ending September 30, 2000. The Company's average selling price of homes closed in the nine months ending September 30, 2001 was $264,243, an increase of 3.4% from the $255,529 average selling price in the nine months ending September 30, 2000 due to product mix within the subdivisions closing homes. The average selling price of a Newmark(R) home closed in the nine months ending September 30, 2001 was $295,229, an increase of 4.3% from the $282,992 average selling price in the nine months ending September 30, 2000. The Fedrick, Harris Estate Homes average selling price of homes closed in the nine months ending September 30, 2001 was $485,801, an increase of 1.7% from the $477,603 average selling price in the nine months ending September 30, 2000. In the South Florida market, Westbrooke's average selling price of homes closed in the nine months ending September 30, 2001 was $208,345, an increase of 2.8% from the $202,641 average selling price in the nine months ending September 30, 2000. In addition, revenue from land sales in the nine months ending September 30, 2001 increased to $12.7 million from $4.3 million in the nine months ending September 30, 2000.

New net sales contracts decreased 7.1% to 1,778 homes for the nine months ended September 30, 2001 from 1,914 homes for the nine months ended September 30, 2000. The dollar amount of new net sales contracts decreased 5.0% to $466.8 million.

Cost of sales decreased by 0.8% to $366.1 million in the nine months ended September 30, 2001 from $369.1 million in the comparable period of 2000. The decrease was attributable to the decrease in revenues as described above. Cost of land sales for the nine months ended September 30, 2001 increased to $9.7 million from $3.9 million for the comparable period of 2000. As a percentage of revenues, cost of sales for the nine months ended September 30, 2001 decreased to 81.1% in 2001 from 82.5% in 2000.

Selling, general and administrative ("SG&A") expense increased by 10.7% to $51.7 million in the nine months ended September 30, 2001, from $46.7 million in the comparable period of 2000 principally due to increased employee compensation and related benefits. As a percentage of revenues, SG&A expense increased to 11.5% in the nine months ended September 30, 2001 from 10.4% in the comparable period of 2000.

Interest expense, net of interest capitalized, decreased by 12.8% to $2.1 million for the nine months ended September 30, 2001 from $2.4 million in the comparable period of 2000. The Company follows a policy of capitalizing interest only on inventory under construction or development. During the nine months ended September 30, 2001 and 2000, the Company expensed a portion of interest incurred and other financing costs on those completed homes held in inventory. This expense decreased due to the decrease in the average number of completed homes held in inventory for the nine months ending September 30, 2001 and the decrease in interest rates on construction financing. However, this decrease was offset by the increase in interest on certain acquisition notes pursuant to the Second Amendment to Stock Purchase Agreement and the related Amended and Restated Note Agreements. Capitalized interest and other financing costs are included in cost of sales at the time of home closings.

The Company's provision for income taxes decreased as a percentage of earnings before taxes to 33.8% for the nine months ending September 30, 2001 compared to 36.1% for the nine months ending September 30, 2000. The decrease was primarily a result of decreased state taxes resulting from credits earned due to the deconsolidation from combined Florida State reporting. The Company recognized federal income tax expense amounting to $9.5 million for the nine months ending September 30, 2001 compared to $9.5 million for the nine months ending September 30, 2000.

Net income increased by 8.4% to $19.0 million in the nine months ended September 30, 2001, from $17.6 million in the comparable period of 2000. The increase was attributable to the increase in revenues in the Company's most profitable markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had available cash and cash equivalents of $8.6 million. Inventories (including finished homes and construction in progress, developed residential lots and other land) at September 30, 2001 increased by $21.3 million from $246.7 million at December 31, 2000 due to a general increase in business activity. Because of increased land acquisitions and development, the Company's ratio of construction loans payable to total capital assets increased to 51.7% at September 30, 2001 from 50.5% at December 31, 2000. The equity to total assets ratio decreased during the nine months to 42.0% at September 30, 2001 from 41.7% at December 31, 2000 primarily due to the dividends paid of $6.2 million during the nine months ending September 30, 2001.

The Company's financing needs depend upon the results of its operations, sales volume, inventory levels, inventory turnover, and acquisitions. The Company has financed its operations through borrowings from financial institutions and through funds from earnings.

At September 30, 2001, the Company had lines of credit commitments for construction loans totaling approximately $227.7 million, of which $31.1 million was available to draw down.

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

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at September 30, 2001, the Company had no material commitments for capital expenditures.

SEASONALITY AND QUARTER RESULTS

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

Although the Company's results for the nine months ended September 30, 2001 are comparable to results for the nine months ended September 30, 2000, the Company expects that certain of its home building markets (such as Austin, Texas) which contributed significantly to the Company's favorable results in fiscal 2000 and for the nine months ended September 30, 2001 may be softer in the fourth quarter of fiscal 2001. The Company cannot, at this time, determine the full impact on future home sales, revenues and income of the Company from any significant decline in these key markets.

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

Subsequent to the press release of the Company on March 6, 2001 of a possible merger of Engle Holdings Corp. with the Company, the Company was notified of the filing of two lawsuits, Case No. A431555; Barry Feldman v. Michael J. Poulos, Yannis Delikanakis, Michael S. Stevens, Constantinos Stengos, Georgios Stengos, Andreas Stengos, James M. Carr, William A. Hasler, Larry D. Horner, Lonnie M. Fedrick, Engle Holdings Corp. and Newmark Homes Corp.; In the District Court, Clark County, Nevada; and Cause No. 2001-14194; Michael Gormley v. Michael J. Poulos, Yannis Delikanakis, Michael S. Stevens, Constantinos Stengos, Georgios Stengos, Andreas Stengos, James M. Carr, William A. Hasler, Larry D. Horner, Lonnie M. Fedrick, Engle Holdings Corp. and Newmark Homes Corp; In the 80th Judicial District Court of Harris County, Texas, challenging any transaction between the Company and Engle Holdings as a violation of fiduciary duty. Given the fact that there is no transaction agreed to between the Company and Engle, the Company believes the lawsuits are without merit, and the Company intends to vigorously defend itself and its directors.


ITEM 2.  CHANGES IN SECURITIES

         None.  No disclosure required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.   No disclosure required

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Shareholders of the Company was held on October 1, 2001. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended to elect directors of the Company for the ensuing year. Proxies and shareholders present representing 10,942,519 shares of stock eligible to vote at the meeting, or 95.152 percent of the outstanding shares, were voted in connection with the election of directors. The following is a separate tabulation with respect to the vote for each nominee:

         NOMINEE                   TOTAL VOTES FOR     TOTAL VOTES WITHHELD

         Constantine Stengos          10,752,392               190,127
         Andreas Stengos              10,868,200                74,319
         George Stengos               10,752,392               190,127
         Yannis Delikanakis           10,752,892               189,627
         Larry D. Horner              10,878,319                64,200
         William A. Hasler            10,878,319                64,200
         Michael J. Poulos            10,878,319                64,200
         Lonnie M. Fedrick            10,741,314               201,205
         James M. Carr                10,741,314               201,205

ITEM 5.  OTHER INFORMATION

         None.  No disclosure required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.)   Exhibits.

       Exhibit Number  Exhibit
       --------------  -------
       10.1            Form of Indemnification Agreement effective March 1, 2001

(b)    Reports on Form 8-K.

       The registrant filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NEWMARK HOMES CORP.

November 13, 2001              By: /s/ Terry C. White
                                   ---------------------------------------------
                                   Terry C. White, Senior Vice President, Chief
                                   Financial Officer, Treasurer and Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

 10.1       Form of Indemnification Agreement effective March 1, 2001