Form 10-K405
period 2001-12-31
NEWMARK HOMES CORP
filed 2002-03-25
CIK 1046578

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER 000-23677

                               NEWMARK HOMES CORP.
             (Exact name of registrant as specified in its charter)

               Delaware                                   76-0460831
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [X]

As of March 8, 2002, Registrant had outstanding 11,500,000 shares of common stock. Of the total shares outstanding, 2,204,700 shares of common stock were held by non-affiliates of the Registrant, having an aggregate market value on date of $38,736,579 (based on the closing sales price on the Nasdaq National Market).

Documents incorporated by reference: None

                                     PART I

ITEM 1.  BUSINESS

GENERAL

                  Newmark Homes Corp. (the "Company"), a Delaware corporation, is the holding company whose subsidiaries operate in the home building industry under the names Newmark Home Corporation ("Newmark"), Westbrooke Communities, Inc. and affiliated entities (collectively, "Westbrooke") and The Adler Companies, Inc. ("Adler"). The Company also owns a lot development company, Pacific United Development Corp. We design, build and sell single-family homes, town homes and patio homes in seven markets in Texas, Florida, Tennessee and North Carolina. At December 31, 2001, we operated in 67 communities and had 725 homes under construction. We are actively engaged in residential land acquisition and lot development and at December 31, 2001, owned or had under option contracts 3,847 lots available for future homebuilding.

                  The homes we market under our various brand names generally differ in terms of the locations offered, price, size and degree of customization. We market homes under the names Fedrick, Harris Estate Homes, Newmark(R), and Marksman Homes in our markets in Texas, Tennessee and North Carolina. In Florida, we market homes under the Westbrooke Companies name only. The homes we market under the Fedrick, Harris Estate Homes name provide the highest degree of customization and typically range in size from 3,500 square feet to over 7,000 square feet, with an average sales price of $483,799 for homes closed during the year ended December 31, 2001. Generally, Newmark(R) homes range in size from 1,700 square feet to over 4,500 square feet, with an average sales price of $280,556 for homes closed during the year ended December 31, 2001. Marksman Homes range in size from 1,550 square feet to over 2,450 square feet, with an average sales price of $165,426 for homes closed during the year ended December 31, 2001. Westbrooke Companies homes range in size from 1,350 square feet to over 3,500 square feet, with an average sales price of $213,857 for homes closed during the year ended December 31, 2001.

                  We believe we compete favorably with other homebuilders in our markets by offering a broad selection of homes with a wide range of amenities and significant design customization options. We provide homebuyers the ability to select various design features in accordance with their personal preferences. Although most design modifications are significant to the homebuyer, they typically involve relatively minor adjustments that allow us to maintain construction efficiencies and achieve greater profitability due to increased sales prices and margins. As a high-volume builder, we believe our homes offer more value than those offered by local, lower-volume custom builders, primarily due to our effective purchasing, construction and marketing programs resulting from economies of scale. We believe that our ability to meet the design tastes of prospective homebuyers at competitive prices enables us to compete effectively with many of the other builders in our markets.

                  Our predecessor company was founded in Houston, Texas in 1983. In March 1995, we acquired The Adler Companies, Inc., which has operated in southern Florida since 1990. In January 1998, we acquired Westbrooke, which has operated in south Florida since 1976. We completed our initial public offering of common stock in March 1998. On December 15, 1999, Technical Olympic, Inc. (formerly known as Technical Olympic USA, Inc.) ("Technical Olympic") purchased 9,200,000 shares of our common stock from Pacific Realty Group, Inc. ("Pacific" or "Pacific USA"), representing 80% of our outstanding common stock. In March 2001, we changed our state of incorporation from Nevada to Delaware.

                  We have achieved annual profitability due to both innovative and disciplined approaches to home construction, land acquisition and development, as well as lot purchases. The Company believes that the tenure and experience of its officers and key employees and its disciplined approach to business have been key factors to the Company's success. There has been virtually no turnover among officers and key employees at either Newmark and Westbrooke since their inception.

                  Our principal executive offices are located at 1200 Soldiers Field Drive, Sugar Land, Texas 77479, and our phone number is (281) 243-0100. The Company's divisions in Houston, Austin, Dallas/Ft. Worth, San Antonio, Nashville, Charlotte and Greensboro/Winston-Salem are managed from the Houston location. The Company's Florida operations are primarily the responsibility of Westbrooke management with support from, and oversight of, the Company's corporate office.

                  On March 6, 2001, the Company announced it is considering the possible merger of the Company with Engle Holdings Corp. The Special Committee of the Company's four independent directors is reviewing and will make a recommendation on the transaction of the Company's full board. The Special Committee has engaged legal advisors and investment banks to assist in the analysis and evaluation of the terms and fairness of the proposed merger. There are no assurances that the Special Committee will recommend the merger or that such a merger will be consummated. Any merger would also be subject to the execution of a definitive agreement and certain regulatory and other approvals as well as the approval of various lenders of Engle Holdings Corp., the Company and Technical Olympic. If the merger is consummated, it is contemplated that shares of Engle Holdings Corp. would be exchanged for shares of the Company.

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

                  Expand in existing and new markets. We have successfully expanded operations in new and existing markets through internal growth, start-up operations, and selected acquisitions. Within our existing markets, we intend to further expand our market share by increasing the number of residential homes we build, thereby leveraging our management structure and enhancing profitability by achieving further economies of scale. Over time, we also intend to further geographically diversify by expanding into new markets that have favorable characteristics, including significant single-family home permit activity, substantial job growth, a diversified economy and an availability of strong management with local market expertise. We believe this diversification will enable us to minimize our exposure to adverse conditions in individual local markets.

                  Selectively acquire and manage lot inventory. We intend to continue to pursue a lot acquisition and inventory management policy that is designed to enhance profitability and return on capital while minimizing the risks associated with investments in lots. We intend to continue to identify and acquire attractive locations to support our homebuilding operations in our markets and offer our customers a variety of communities with diverse products and prices. Wherever possible, we intend to continue to acquire lots to support our homebuilding operations through options to purchase rather than outright purchases. We generally also will seek to acquire improved residential lots ready for construction in order to minimize lot delivery issues and timing risks. We also expect to continue to acquire tracts of land to support our homebuilding operations that require site improvements before the start of home construction when we believe opportunities available outweigh the development risks and in markets demanding land development due to a shortage of available completed lots. In addition, we intend to continue to pursue partnership or joint venture agreements with other major homebuilders and investors, to purchase and develop well located parcels of land.

                  Offer a broad selection of products. We intend to continue to offer a broad selection of homes appealing to a diverse customer base in order to attract a large portion of the potential homebuyers in the markets we serve. Our homes currently range in size from 1,350 square feet to over 7,000 square feet and have an average price of $263,073 as of December 31, 2001. We intend to continue targeting "first-time" homebuyers, "move-up" homebuyers, homebuyers who are being relocated to a new city or state, second home seasonal buyers and older homebuyers with grown children (so-called "empty-nesters") and, to a lesser extent, we also intend to continue building and marketing larger, more expensive residences to the luxury, custom homebuyer segment.

                  Maintain stringent cost controls. We believe that a policy of aggressive cost control is a key factor in maintaining and enhancing our profitability. Among others, we seek to control our costs and minimize our risks by:

         o        reducing construction cycle time for our homes;

         o        obtaining entitlements prior to purchasing land;

         o using subcontractors to perform home construction and site improvement work on a fixed price basis;

         o minimizing inventory of unsold homes by closely monitoring sales rates and changing market conditions;

         o using our position as a leading homebuilder to obtain favorable pricing from subcontractors and volume discounts on construction materials from suppliers; and

         o developing and maintaining information systems that allow us to monitor land acquisitions, homebuilding production, scheduling and budgeting on a daily basis.

                  Provide superior quality and customer service. We intend to continue to focus on building high quality homes and achieving high customer satisfaction because we believe they have been, and will continue to be, critical to our success. We will continue to provide prompt, courteous responses to homebuyers' needs throughout the homebuying process and after the closing because we believe it reduces post-closing repair costs, enhances our reputation for quality and service, and further leads to significant repeat and referral business.

MARKETS

                  We build homes in seven markets in Texas, Florida, Tennessee and North Carolina. We selected these markets based on a number of factors, including regional economic conditions, projected job growth, land availability, the local land development process, consumer tastes, competition from other builders of new homes and secondary home sales activity. We continue to evaluate new markets for possible entry where we believe there are attractive opportunities for us.

         The table below shows, by region, our sales contracts executed (net of cancellations), the number of home sales we closed, our homebuilding revenue and our average home sales price, in each case for the year ended December 31, 2001, and our backlog at December 31, 2001:


                               MARKET REGION DATA
                             (dollars in thousands)



                                                                                                      Backlog
                    Net Sales                      Homebuilding      Average                       ------------
Region              Contracts        Closings        Revenue       Sales Price        Homes        Sales Value
------             ------------    ------------    ------------    ------------    ------------    ------------
Texas                     1,189           1,254    $    361,321    $      288.1             302    $     85,697

Florida                     879             919         196,535           213.9             413          95,147

Mid-Atlantic(1)             169             157          55,105           351.1              37          11,978
                   ------------    ------------    ------------    ------------    ------------    ------------
Total                     2,237           2,330    $    612,961    $      263.1             752    $    192,822
                   ============    ============    ============    ============    ============    ============

(1) This region consists of our operations in North Carolina and Tennessee.

                  Our sales backlog at December 31, 2001 was 752 units compared to 845 units at December 31, 2000. Backlog represents home purchase contracts that have been executed and for which earnest money deposits have been received, but for which the sale has not yet closed. Home sales are not recorded as revenues until the closings occur. Historically, substantially all of the homes in our backlog at any given point in time have been sold in the following 12-month period. For example, 95% of the homes in our backlog at December 31, 2000 were closed in the year ended December 31, 2001, and 96% and 100% of the homes in our backlog at December 31, 1999 and 1998, respectively, were closed in the subsequent calendar year. Although cancellations can disrupt anticipated home closings, we believe that cancellations have not had a material negative impact on our operations or liquidity during the last several years. We attempt to reduce cancellations by reviewing each homebuyer's ability to obtain mortgage financing early in the sales process and by closely monitoring the mortgage approval process.

                  The table below shows our homebuilding revenues by region for the years ended December 31, 2001, 2000 and 1999.



                                                                              YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
SOURCE                                                                 2001            2000            1999
------                                                             ------------    ------------    ------------
                                                                              (Dollars in Thousands)
Texas                                                              $    361,321    $    387,188    $    332,584
Florida                                                                 196,535         193,918         108,100
Mid-Atlantic(1)                                                          55,105          53,381          36,422
                                                                   ------------    ------------    ------------
Total(2)                                                           $    612,961    $    634,487    $    477,106
                                                                   ============    ============    ============


(1) This region consists of our operations in North Carolina and Tennessee.

(2) Does not include revenues from land sales of $17.0 million, $6.0 million, and $14.6 million in 2001, 2000, and 1999, respectively.

LAND POLICIES AND POSITIONS

                  To support our homebuilding operations, we acquire (i) lots that have sewage systems, drainage and other similar infrastructure in place (we refer to these lots as "developed lots"); and (ii) larger tracts of land that only have the necessary approvals for the construction of sewage systems, drainage and other similar infrastructure (we refer to these tracts of land as "entitled land"). A developed lot is ready to have a house constructed on it. Before we build a house on entitled land, we must construct sewage systems, drainage and other infrastructure.

         We generally acquire multiple developed lots that are located adjacent to or near each other in a community. This enables us to build and market our homes more cost efficiently than if the lots were located in many separate locations. Historically, we have been able to acquire a majority of our developed lots through options rather than firm purchase contracts due to the awareness of our brand names among developers and the willingness of developers in our markets to option available lots. With the continuing strength in the housing sector, increasingly we have been required to acquire more of our developed lots under firm purchase contracts.

         We also acquire entitled land to develop lots through both options and firm purchase contracts. Before we enter into these options or contracts, we conduct extensive due diligence using our local experience and expertise, including on-site inspection and soil testing, and we confirm that the land has the required approvals for sewage systems, drainage and other infrastructure necessary for us to develop the lots and build homes on them. Occasionally, we sell a portion of the entitled land we purchase and develop to third-party builders to provide a source of additional revenue and to reduce the risk we incur by holding these lots in inventory.

         Based on the results of market research and analysis performed by and for the Company, the Company plans to focus its development activity primarily on the following factors: regional economic conditions, projected job growth, land availability, the local land development process, consumer tastes, competition from other builders of new homes and secondary home sales activity.

         The table below shows our lot inventory by region for the years ended December 31, 2001, 2000, 1999.


                                          YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------
       SOURCE                  2001                2000                1999
       ------             ---------------     --------------      ---------------
Texas                               2,204              2,398                1,724
Florida                             1,228              1,475                1,864
Mid-Atlantic                          415                407                  341
                          ---------------     --------------      ---------------
Total(1)                            3,847              4,280                3,929
                          ===============     ==============      ===============


(1) Includes 2,122, 2,343, and 2,559 lots under option contracts as of December 31, 2001, 2000, and 1999, respectively.

DESIGN

                  Our home designs and floor plans are prepared by outside architects we hire in each of our markets to appeal to the local tastes and preferences of the community. Using our internal design department and DesignWizard(R), a proprietary interactive computer program developed to allow our customers to design a custom home to meet their individual needs, we have the capability to change our standard floor plans to accommodate the individual homebuyer. While most design modifications are significant to the homebuyer, they typically involve relatively minor adjustments that allow us to maintain construction efficiencies and result in greater profitability due to increased margins.

CENTRALIZED PURCHASING

                  The Company utilizes centralized purchasing to leverage its purchasing power into volume discounts, a practice that reduces costs, ensures timely deliveries and reduces the risk of supply shortages due to allocations of materials. The Company has negotiated favorable price arrangements with high quality national and regional suppliers such as Weyerhaeuser, National Gypsum Company, General Electric, Rheem Manufacturing, Dupont Corian, Moen, Inc., Owens Corning, Mohawk Industries, Dow Chemical, Royal Baths, Ingersoll-Rand and Sherwin-Williams for lumber, sheetrock, appliances, heating and air conditioning, counter tops, bathroom fixtures, roofing and insulation products, floor coverings, and other housing components. Other major materials, such as concrete and brick, are also centrally purchased to obtain volume discounts. There are no minimum purchase requirements for these arrangements.

CONSTRUCTION

                  Subcontractors perform substantially all of our construction work. Our construction superintendents monitor the construction of each home, coordinate the activities of subcontractors and suppliers, subject the work of subcontractors to quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained pursuant to a contract that obligates the subcontractor to complete construction at a fixed price in a workmanlike manner. In addition, under these contracts the subcontractor provides us with standard indemnifications and warranties. Typically, we work with the same subcontractors within each city, which provides us with a stable and reliable work force and better control over the costs and quality of the work performed. Although we compete with other homebuilders for qualified subcontractors, we have established long-standing relationships with many or our subcontractors.

                  We typically complete the construction of a home within four to five months. Construction time for our homes depends on weather, availability of labor, materials, supplies and other factors. We do not maintain significant inventories of construction materials, except for materials related to work in progress for homes under construction. Generally, the construction materials used in our operations are readily available from numerous sources. We have favorable price arrangements or contracts with suppliers of certain of our building materials, but we are not under any specific purchasing requirements. In recent years, we have not experienced any significant delays in construction due to shortages of materials.

MARKETING AND SALES

                  Homebuilding is a local market business, thus, we build and market different types of homes to meet the needs of different homebuyers and the needs of different markets. For example, we target "first-time" homebuyers, "move-up" homebuyers who want to purchase a home that is larger and more expensive than their current home, homebuyers who are being relocated to a new city or state, and homebuyers who want to move into a smaller and less expensive home. We employ a variety of marketing techniques to attract potential homebuyers through numerous avenues including our Internet web site, extensive telemarketing and advertising, and other marketing programs. We advertise on television, in newspapers and other publications, through brochures and newsletters, on billboards and in brochures and newsletters produced and distributed by real estate and mortgage brokers. Certain of our suppliers participate in our advertising and promotional materials, either through co-branding, cost-sharing or through rebates. We believe that the availability of DesignWizard(R) is also effective in attracting potential homebuyers because of the ease with which it allows potential customers to design a home to meet their individual needs.

                  We typically conduct home sales from sales offices located in furnished model homes used in each community. At December 31, 2001, we conducted our marketing from 119 model homes. Our commissioned sales personnel assist prospective buyers by providing them with floor plans, price information, tours of model homes and information on the available options and other custom features. We provide our sales personnel with extensive training and we keep them updated as to the availability of financing, construction schedules and marketing and advertising plans to facilitate their marketing and sales activities. We supplement our in-house training program with training by outside sales and marketing consultants. We have also formed sales teams comprised of a sales person and other employees, who provide sales support and motivation.

                  In addition to using model homes, we enhance our marketing and sales activity with a limited number of speculative homes, which we build in most communities in advance of any specific customer order or contract. We construct speculative homes to satisfy the requirements of relocated buyers, "move-up" homebuyers, and other buyers who need completed homes prior to the completion of the typical four to five month construction period. The number of speculative homes we build in any given community is influenced by local market factors, such as new employment opportunities, significant job relocations, housing demand and the length of time we have built in the market.

                  We market and sell homes through commissioned sales personnel and in cooperation with independent real estate brokers. Because a significant portion of our sales originate from independent real estate brokers, we sponsor a variety of programs and events, including breakfasts, contests and other events to ensure that the brokers have the level of familiarity with our communities, homes and financing options necessary to successfully market our homes. We also offer other incentives to brokers to actively market our homes.

                  Sales of our homes generally are made pursuant to a standard sales contract that is tailored to the requirements of each jurisdiction. Generally, our sales contracts require a down payment of a fixed amount (typically between $1,000 and $5,000) on our less expensive homes and as a percentage of the sales price (typically 5% to 10%) on our more expensive customized homes. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates cannot be obtained within a specified period, typically four to six weeks from the signing, and may include other contingencies, such as the prior sale of a buyer's existing home. We estimate that the average period between the execution of a sales contract for a home and closing is approximately four to eight months for presold homes.

TITLE AND FINANCIAL SERVICES

                  We provide title insurance and mortgage origination services through our financial services businesses. In 1997, we acquired a 49% interest in Pacific Title, L.C. ("Pacific Title"), which serves as a title insurance agent and provides title insurance policies and closing services to purchasers of homes built and sold by us in Texas. We assume no title insurance risk associated with these title policies. Stewart Title Company owns the balance of the interests of Pacific Title, and our capital in not at risk in connection with this partnership beyond our limited partner interest.

                  In 2001, we acquired a 49% limited partnership interest in Universal Land Title of South Florida, Ltd., which serves as a title insurance agent and provides title insurance policies and closing services to purchasers of homes we build and sell in Florida. We assume no title insurance risk associated with these title policies. Affiliates of Technical Olympic own the balance of the partnership, and our capital is not at risk in connection with this partnership beyond our limited partner interest.

                  In 2001, we also acquired a 49.99% limited partnership interest in Technical Mortgage, L.P., a mortgage origination company. TM Investments LLC and Preferred Home Mortgage Company ("PHMC"), both of which are affiliates of Technical Olympic, own the balance of the partnership. Our capital is not at risk in connection with these mortgages beyond our limited partner interest.

CUSTOMER SERVICE AND QUALITY CONTROL

                  Our operating divisions are responsible for both pre-closing quality control inspections and responding to customer's post-closing needs. We believe that the prompt, courteous response to homebuyers' needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service and ultimately leads to significant repeat and referral business. We conduct pre-closing inspections with homebuyers immediately before closing. In conjunction with the inspections, a list of items for home completion is created and outstanding issues are promptly addressed.

                  An integral part of our customer service program includes post-closing interviews. In most markets, a customer service representative is sent into each home within 45 days of closing to evaluate the homeowners' satisfaction with their new home, as well as their experience with our sales personnel, construction department, and title and mortgage services. Typically, a year after we sell a house we conduct another interview with the homeowner to determine the level of their continued satisfaction. These interviews provide us with a direct link to the customer's perception of the entire buying experience as well as valuable feedback on the quality of the homes we deliver and the services we provide.

SEASONALITY OF OPERATIONS

                  The homebuilding industry generally is seasonal, as there are more sales in the spring and summer months when the weather is good, resulting in more home closings in the fall. We operate primarily in the south, where weather conditions are more suitable to a year-round construction process than in other parts of the country. The seasonality of school terms also affects our operations, but this seasonality is somewhat reduced by the fact that many of our buyers no longer have children in school.

                  Our revenues may fluctuate from quarter to quarter as a result of a number of factors, including, (i) the timing and price mix of home closings; (ii) our ability to continue to acquire land and options on acceptable terms; (iii) the timing of receipt of regulatory approvals for the construction of homes; (iv) the condition of the real estate market and economic conditions generally; (v) the cyclical nature of the homebuilding industry; (vi) prevailing interest rates and the availability of mortgage financing; (vii) pricing policies of our competitors; (viii) the timing of the opening of new residential projects; (ix) weather; and (x) the cost and availability of materials and labor. Our historical financial performance is not necessarily a meaningful indicator of our future results and we expect our financial results to vary from quarter to quarter.

WARRANTY PROGRAM

                  We provide a two year limited warranty of workmanship and materials with each of our homes (in Florida the warranty generally is limited to one-year, which is the prevailing time period for such a warranty in that market). We subcontract homebuilding work to subcontractors who provide us with an indemnity and a certificate of insurance before receiving payments for their work and, therefore, claims relating to workmanship and materials are the primary responsibility of our subcontractors. In all markets, except Florida, we provide an additional eight-year limited homeowners' warranty covering major structural defects through an agreement with the Residential Warranty Corporation, an unaffiliated insurance company. An appropriate warranty reserve is established to cover anticipated warranty expenses not borne by our subcontractors. Our historical experience is that warranty expenses generally are within the reserve we have established. We generally have not had any material litigation or claims regarding warranties or latent defects with respect to construction of homes. Current claims and litigation are expected to be substantially covered by our reserve or insurance. After we sell a house, all warranty requests are processed through our customer service departments located in each of our markets. In most instances, a customer service manager inspects the warranty request within 48 hours of receipt. If a warranty repair is necessary, the construction superintendent who built the particular home manages and supervises the repair to ensure that the appropriate subcontractor takes prompt and appropriate corrective action.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

                  We are subject to extensive and complex laws and regulations that affect the development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal, use of open spaces and the protection of health and the environment. We must also obtain permits and approvals from local authorities to complete residential development or home construction. Our mortgage financing and title insurance operations are subject to numerous federal, state and local laws and regulations, including applicable insurance laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and claims for monetary damages.

COMPETITION AND MARKET FORCES

                  The development and sale of residential properties is a highly competitive business with many competitors. We compete in each of our markets with numerous national, regional and local builders. Builders of new homes compete for homebuyers, as well as for desirable properties, raw materials and reliable, skilled subcontractors. We also compete with resales of existing homes, available rental housing and, to a lesser extent, with resales of condominiums.

                  We believe we generally compare favorably to other builders in the markets in which we operate, due primarily to:

         o        our experience within our geographic markets;

         o the ability of our local managers to identify and quickly respond to local market conditions; and

         o        our reputation for service and quality.

                  Our mortgage origination and title operations focus primarily on providing services to buyers of our homes. Thus, although we compete with other third-party providers of such financial services with respect to purchasers of our homes, we generally do not compete with such providers directly, many of whose sole business involves these operations with respect to homes we do not build. We believe marketing these services to our homebuilding clients provides us with a competitive advantage compared to those providers marketing such services without an established relationship.

EMPLOYEES

                  At December 31, 2001, we employed 492 persons, of whom 125 were sales and marketing personnel, 221 were executive, administrative and clerical personnel, and 146 were construction personnel. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

ITEM 2.  PROPERTIES

                  We own a 19,000 square foot facility in Sugar Land, Texas for our Houston homebuilding operations and a design center, which allows a prospective homebuyer to view samples of some of the products and features we offer in our homes. We also own a 16,000 square foot facility in Sugar Land, Texas that we intend to sell in the near future. We lease an aggregate of approximately 27,415 square feet in Dallas, Austin, San Antonio, Nashville, Charlotte/Greensboro and Miami for our homebuilding operations in these markets. We believe our existing facilities are adequate for our current and planned levels of operations.

ITEM 3.  LEGAL PROCEEDINGS

                  We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

                  Subsequent to our press release on March 6, 2001 regarding the possibility of a merger with Engle Holdings Corp., we were notified of the filing of two class action suits challenging any transaction between us and Engle Holdings as a violation of fiduciary duty. The first case was filed in the District Court, Clark County, Nevada and is entitled: Cause No. A431555; Barry Feldman v. Michael J. Poulos, Yannis Delikanakis, Michael S. Stevens, Constantinos Stengos, George Stengos, Andreas Stengos, James M. Carr, William A. Hasler, Larry D. Horner, Lonnie M. Fedrick, Engle Holdings Corp. and Newmark Homes Corp.. The second case was filed in the 80th Judicial District Court of Harris County, Texas and is entitled: Cause No. 2001-14194; and Michael Gormley
v. Michael J. Poulos, Yannis Delikanakis, Michael S. Stevens,

Constantinos Stengos, George Stengos, Andreas Stengos, James M. Carr, William A. Hasler, Larry D.. Horner, Lonnie M. Fedrick, Engle Holdings Corp. and Newmark Homes Corp.

                  The first class action lawsuit filed in Nevada has been stayed indefinitely pending the resolution of the second class action lawsuit filed in Texas. Our obligation to answer the complaint in the second class action lawsuit has been deferred until the plaintiff requests in writing that we answer the complaint pursuant to an agreement with the plaintiffs. Although both of these class actions are in their early stages, we do not believe the cases have merit, and we intend to vigorously defend these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The 2001 Annual Meeting of Shareholders of the Company was held on October 1, 2001. Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended to elect directors of the Company for the ensuing year. Proxies and shareholders present representing 10,942,519 shares of stock eligible to vote at the meeting, or 95.152% of the outstanding shares, were voted in connection with the election of directors. The following is a separate tabulation with respect to the vote for each nominee:


Nominee                                    Votes For                                   Votes Withheld
-------                                    ---------                                   --------------
Constantine Stengos                        10,752,392                                         190,127
Andreas Stengos                            10,868,200                                          74,319
George Stengos                             10,752,392                                         190,127
Yannis Delikanakis                         10,752,892                                         189,627
Larry D. Horner                            10,878,319                                          64,200
William A. Hasler                          10,878,319                                          64,200
Michael J. Poulos                          10,878,319                                          64,200
Lonnie M. Fedrick                          10,741,314                                         201,205
James M. Carr                              10,741,314                                         201,205
Michael S. Stevens                         10,878,319                                          64,200

                  Proxies were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, to approve the Newmark Homes Corp. Annual and Long-Term Incentive Plan (the "Plan"), such solicitation having a deadline of December 21, 2001. Proxies representing 10,377,812 shares of stock eligible to vote submitted their votes at the closing date. Proxies representing 9,347,993 shares of stock, or 90.977% of the votes cast, voted to approve the Plan: 1,029,819 shares of stock, or 9.923% of the votes cast, voted not to approve the plan.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  Our common stock commenced trading on the Nasdaq National Market on March 12, 1998 under the trading symbol "NHCH". The range of high and low closing sales prices per share by quarter for calendar years 2000 and 2001, as well as for the first quarter of 2002 through March 8, 2002, as reported by the Nasdaq National Market, appear in the following table. These prices are what a securities dealer would pay for a share of our common stock and do not include any commissions you might have to pay or any retail mark-ups or mark-downs.

                                                                         RANGE
--------------------------------------------------------------------------------------------
   YEAR                                QUARTER                HIGH                  LOW
--------------------------------------------------------------------------------------------
2000                        First                           $    6.50           $     5.50
--------------------------------------------------------------------------------------------
                            Second                               6.50                 5.06
--------------------------------------------------------------------------------------------
                            Third                                8.75                 6.38
--------------------------------------------------------------------------------------------
                            Fourth                              11.50                 8.31
--------------------------------------------------------------------------------------------
2001
--------------------------------------------------------------------------------------------
                            First                               12.38                 9.11
--------------------------------------------------------------------------------------------
                            Second                              17.00                10.52
--------------------------------------------------------------------------------------------
                            Third                               13.29                 8.75
--------------------------------------------------------------------------------------------
                            Fourth                              14.50                 9.60
--------------------------------------------------------------------------------------------
2002                        First(1)                            17.67                10.12
--------------------------------------------------------------------------------------------

(1)               Includes our stock price through March 8, 2002.


                  As of December 31, 2001, there were 37 shareholders of record. We believe there are approximately 800 beneficial owners of our common stock.

                  We did not declare any cash dividends on our common stock in 2000. We declared a dividend on March 6, 2001 of $0.54 per share of common stock to record holders of March 31, 2001, which was paid May 15, 2001. Our credit agreements generally contain covenants that limit the amount of dividends or distributions we can pay on our common stock and the amount of stock we can repurchase.

ITEM 6.  SELECTED FINANCIAL DATA

                  The statement of operations data and statement of financial condition data presented below have been derived from the historical audited consolidated financial statements of the Company. The selected financial data set forth below should be read in conjunction with and are qualified by reference to the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   SELECTED FINANCIAL DATA
                                           --------------------------------------------------------------------------------
                                               2001             2000            1999(1)          1998(2)           1997
                                           ------------     ------------     ------------     ------------     ------------
                                                           (Dollars in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA

          Revenues                         $    629,949     $    640,506     $    491,714     $    406,353     $    215,360
          Cost of sales                         515,700          529,800          411,011          339,094          175,300
                                           ------------     ------------     ------------     ------------     ------------
          Gross profit                          114,249          110,706           80,703           67,259           40,060
          Equity in earnings
            from unconsolidated
            subsidiaries                          1,182              769              725              812              465

          Selling, general and
            administrative
            expenses                            (69,288)         (64,720)         (49,565)         (43,614)         (26,512)

          Merger and related
            expenses                               (779)

          Depreciation and
            amortization                         (5,349)          (4,016)          (3,996)          (3,287)          (1,669)
                                           ------------     ------------     ------------     ------------     ------------

          Operating income                       40,015           42,739           27,867           21,170           12,344
          Interest expense                       (1,116)          (3,282)          (1,845)          (1,939)          (1,987)
          Other income, net                        (190)           1,086            1,064            1,201              570
                                           ------------     ------------     ------------     ------------     ------------

          Income before taxes                    38,709           40,543           27,086           20,432           10,927
          Income taxes                           13,996           14,852            9,701            7,637            4,272
                                           ------------     ------------     ------------     ------------     ------------

          Net income                       $     24,713     $     25,691     $     17,385     $     12,795     $      6,655
                                           ------------     ------------     ------------     ------------     ------------
          Net income per
            common share                   $       2.15     $       2.23     $       1.51     $       1.16     $       0.72
                                           ------------     ------------     ------------     ------------     ------------
          Cash dividends declared
            per common share               $       0.54     $         --     $         --     $         --     $         --
                                           ============     ============     ============     ============     ============
          Weighted averages
            shares outstanding               11,500,000       11,500,000       11,500,000       11,035,000        9,200,000


Operating Data:
   Units:
          New sales contracts,
            net of cancellations                  2,237            2,346            2,234            2,036              984
          Closings                                2,330            2,499            1,989            1,874              972
          Backlog at end of
            period                                  752              845              998              753              279
          Average sales price
            per closing                    $        263     $        254     $        240     $        216     $        219
          Sales value of
            backlog at end of
            period                         $    192,822     $    211,859     $    230,394     $    170,402     $     60,048
          Gross profit as a
            percentage of
            revenues                               18.1%            17.3%            16.4%            16.6%            18.6%

          Selling, general and
            administrative
            expenses as a
            percentage of
            revenues                               11.0%            10.1%            10.1%            10.7%            12.3%




                                                                          DECEMBER 31,
                                                  ------------------------------------------------------------
                                                    2001         2000         1999         1998         1997
                                                  --------     --------     --------     --------     --------
                                                                      (Dollars in thousands)
STATEMENT OF FINANCIAL
CONDITION DATA
          Inventories                             $252,773     $246,712     $255,576     $185,247     $102,547
          Total assets                            $339,323     $323,991     $328,892     $245,338     $139,213
          Total construction debt(3)              $121,658     $127,546     $149,380     $106,839     $ 66,100
          Stockholders' equity                    $153,812     $135,309     $109,618     $ 90,112     $ 55,691

----------

(1) Technical Olympic acquired 80% of the Company's outstanding common shares in December 1999. Consequently, the Company's audited financial statements for 1999 present the results of operations in two columns on a predecessor and successor basis. The predecessor column includes the results of operations from January 1, 1999 to December 15, 1999 (when Technical Olympic acquired the Company). In this table the financial and operating data reflects the operations of the Company on a full-year basis, which represents the total of the predecessor and successor columns.

(2) Reflects the operating data of Westbrooke subsequent to the Company's acquisition of the homebuilding assets of Westbrooke Communities, Inc. on January 1, 1998.

(3) Total construction debt excludes consolidated land bank obligations which primarily represents liabilities associated with entities that did not meet the accounting criteria to qualify as unconsolidated special purpose entities. As a result, the liabilities and the corresponding assets have been consolidated in the Company's financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

            As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7 "Quantitative and Qualitative Disclosures About Market Risk", are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including the Company's exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors that may cause actual results to differ materially. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section "Selected Historical Consolidated Financial and Operating Data of Newmark" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

OVERVIEW

            We design, build and sell single-family homes, town homes and patio homes in seven markets in Texas, Florida, Tennessee and North Carolina. At December 31, 2001, the Company operated in 67 communities and had 725 homes under construction. In addition, as of December 31, 2001, we owned or had under option contracts 3,847 lots available for future building.

            In the year ended December 31, 2001, the Company generated $629.9 million in revenues. We derive our revenue from two sources: (i) sales of homes and (ii) sales of land. The following tables set forth sources of revenue in total for the periods indicated:




                                                                               YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
SOURCE                                                                   2001            2000           1999
------                                                                 ----------     ----------     ----------
                                                                               (Dollars in thousands)
Sales of homes                                                         $  612,961     $  634,487     $  477,106
Sales of land                                                              16,988          6,019         14,608
                                                                       ----------     ----------     ----------
Total                                                                  $  629,949     $  640,506     $  491,714
                                                                       ==========     ==========     ==========

            The following table sets forth the Company's sales contracts by region executed (net of cancellations), home sales closed, homebuilding revenue and average sales price, in each case for the year ended December 31, 2001, and its backlog at December 31, 2001:



                               MARKET REGION DATA
                             (Dollars in thousands)

                                                                                                     Backlog
                    Net Sales                     Homebuilding    Average Sales                   -------------
Region              Contracts        Closings        Revenue          Price          Homes         Sales Value
------            -------------   -------------   -------------   -------------   -------------   -------------
Texas                     1,189           1,254   $     361,321   $       288.1             302   $      85,697
Florida                     879             919         196,535           213.9             413          95,147
Mid-Atlantic(1)             169          55,105             157           351.0              37          11,978
                  -------------   -------------   -------------   -------------   -------------   -------------
Total                     2,237           2,330   $     612,961   $       263.1             752   $     192,822
                  =============   =============   =============   =============   =============   =============

(1) This region consists of our operations in North Carolina and Tennessee.

            The Company's sales backlog at December 31, 2001 was 752 units compared to 845 units at December 31, 2000. Backlog represents home purchase contracts that have been executed and for which deposits have been received, but which have not yet closed. Home sales are not recorded as revenues until the closings occur.

            The Company's primary expenses are (i) the cost of home construction and land sales and (ii) selling, general and administrative expenses ("SG&A"), including administrative costs, advertising expenses, on-site marketing expenses and commission costs. The following table sets forth the Company's principal expenses in total for the periods indicated:

                                                                            YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
EXPENSE                                                             2001              2000            1999
-------                                                          ------------     ------------     ------------
                                                                             (Dollars in thousands)
Cost of sales                                                    $    515,700     $    529,800     $    411,011
SG&A                                                                   69,288           64,720           49,565
                                                                 ------------     ------------     ------------
Total                                                            $    584,988     $    594,520     $    460,576
                                                                 ============     ============     ============

            The Company's predecessor company was founded in Houston, Texas in 1983. In March 1995, the Company acquired The Adler Companies, Inc., which has operated in south Florida since 1990. In January 1998, the Company acquired Westbrooke, which has also operated in south Florida since 1976. The Company completed its initial public offering of common stock in March 1998. On December 15, 1999, Technical Olympic purchased 9,200,000 shares of the Company's common stock (80% of its outstanding common stock) from Pacific Realty Group, Inc. The Company's fiscal year ended December 31, and information with respect to and for the Company is presented below for the years ended December 31, 2001, 2000 and 1999. In March 2001, we changed our state of incorporation from Nevada to Delaware.

RESULTS OF OPERATIONS

            The following table sets forth the homebuilding revenue and number of home closings by market for the periods indicated:


                                                                         YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                   2001            2000          1999(3)
                                                                 ----------     ----------     ----------
                                                                         (Dollars in thousands)
Texas
                Revenues                                         $  361,321     $  387,188     $  332,584
                Home Closings                                         1,254          1,409          1,313
Florida
                Revenues                                         $  196,535     $  193,918     $  108,100
                Home Closings                                           919            946            581
Mid-Atlantic(1)
                Revenues                                         $   55,105     $   53,381     $   36,422
                Home Closings                                           157            144             95
                                                                 ----------     ----------     ----------

Total Homebuilding Revenues(2)                                   $  612,961     $  634,487     $  477,106
                                                                 ----------     ----------     ----------
Total Home Closings                                                   2,330          2,499          1,989
                                                                 ==========     ==========     ==========
Average sales price per home closed                              $      263     $      254     $      240


(1) This region consists of our operations in North Carolina and Tennessee.

(2) Does not include revenues from land sales of $17.0 million, $6.0 million, and $14.6 million in 2001, 2000, and 1999, respectively.

(3)         Reflects the revenue and units closed on a full-year basis. See, note 2 to "Selected Financial Data."

            The following table sets forth, as a percentage of revenues, certain information in the Company's Statement of Operations for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                  2001            2000            1999
                                                               ----------      ----------      ----------
Cost of sales                                                        81.9%           82.7%           83.6%

Gross profit                                                         18.1%           17.3%           16.4%

SG&A                                                                 11.0%           10.1%           10.1%

Income before income taxes                                            6.1%            6.3%            5.5%

Income taxes(1)                                                      36.2%           36.6%           35.8%

Net Income                                                            3.9%            4.0%            3.5%


(1)         As a percentage of income before income taxes.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

            Revenues decreased by 1.7% to $629.9 million in 2001 from $640.5 million in 2000. This decrease was principally due to a decrease in the number of homes closed offset by an increase in the average selling price and an increase in revenues from land sales. The number of homes the Company closed declined by 6.8% to 2,330 in 2001 from 2,499 in 2000 due to general market conditions. The average selling price of homes we closed increased 3.6% to $263,073 in 2001 from $253,896 in 2000. Revenue from land sales in 2001 increased to $17.0 million from $6.0 million in 2000 principally as a result of an increase in land sold in South Florida.

            Cost of sales decreased by 2.7% to $515.7 million in 2001 from $529.8 in 2000. As a percentage of revenues, cost of sales for 2001 decreased to 81.9% from 82.7% in 2000. The decrease in cost of sales in both dollar amount and percentage was due to a shift in the product mix of homes closed to higher margin homes. Cost of land sales for 2001 increased to $13.3 million from $5.7 million in 2000.

            Equity in earnings from unconsolidated subsidiaries increased 53.7% to $1.2 million in 2001 from $.8 million in 2000 due to increased earnings from the Company's investment in joint ventures.

            SG&A expenses increased by 6.7% to $69.0 million in 2001 from $64.7 million in 2000. As a percentage of revenues, SG&A expense increased to 11.0% in 2001 from 10.1% in 2000. This increase in SG&A resulted primarily from the expansion of Newmark's operations in some of its Texas markets.

            In connection with the proposed merger, the Company has approximately $.8 million in merger and related expenses which consist primarily of legal costs.

            Interest expense, net of interest capitalized, decreased by 66% to $1.1 million in 2001 from $3.3 million in 2000. The primary reason for the decrease is the 36% decrease in the average prime rate and the 80% decrease in the average 90-day LIBOR rate from 2000 to 2001.

            The Company's provision for income taxes remained relatively consistent as a percentage of earnings before taxes at 36.2% in 2001 compared to 36.6% in 2000.

            Net income decreased by 3.8% primarily due to the decrease in home closings as described above.

Twelve Months Ended December 31, 2000 Compared to Year Ended December 31, 1999

            Revenues increased by 30.3% to $640.5 million in 2000 from $491.7 million in 1999. This increase was primarily due to an increase in the number of homes closed, which increased by 25.6% to 2,499 homes in 2000 from 1,989 homes in 1999, and an increase in average selling price. Our average selling price of homes increased by 5.9% to $254,000 in 2000 from $240,000 in 1999. In addition, revenue from land sales decreased 58.9% to $6.0 million in 2000 from $14.6 million in 1999. This decrease in revenue from land sales was caused by a decline on land sales during 2000, principally in the Company's markets in Texas and Florida.

            Cost of sales increased by 28.9% to $529.8 million in 2000 from $411.0 million in 1999 primarily due the increase in revenues from homes closed as described above. Cost of land sales for 2000 decreased to $5.7 million from $12.1 million in 1999. As a percentage of revenues, cost of sales for 2000 decreased slightly to 82.7% from 83.6% in 1999 due to a shift in product mix of homes closed to higher margin homes.

            Equity in earnings from unconsolidated subsidiaries increased slightly to $.8 million in 2000 from $.7 million in 1999.

            SG&A expense increased by 30.6% to $64.7 million in 2000 from $49.6 million in 1999. This increase resulted primarily from the expansion into new markets in Tennessee and North Carolina, as well as the expansion in existing markets in Texas and Florida. As a percentage of revenues, SG&A expense remained consistent at 10.1% in 2000 and 1999.

            Interest expense, net of interest capitalized, increased by 77.8% to $3.2 million in 2000 from $1.8 million in 1999. This expense increased due to the increase in the average number of completed homes held in inventory for the year ended December 31, 2000 to 179 from 115 during the year ended December 31, 1999.

            The Company's provision for income taxes increased as a percentage of earnings before taxes to 36.6% for the year ended December 31, 2000 compared to 35.8% for fiscal year 1999. The increase was primarily a result of increased state taxes resulting from increased earnings in the State of Florida. Federal income taxes have decreased as a percentage of earnings before taxes to 34.3% for the year ended December 31, 2000 compared to 35.6% for the year ended December 31, 1999 primarily as a result of the increase in deductible amortization of goodwill resulting from our election to treat the acquisition of Westbrooke as an asset purchase under the Internal Revenue Code Section 338(h)(10). The Company recognized federal income tax expense of $13.9 million for the year ended December 31, 2000 compared to $9.6 million for the year ended December 31, 1999.

            Net income increased by 47.8% to $25.7 million for the year ended December 31, 2000 from $17.4 million for the year ended December 31, 1999. The increase primarily was attributable to the increase in revenues in Newmark's most profitable markets.

            The following table presents selected unaudited quarterly operating data of the Company for each of the eight quarters through the period ended December 31, 2001. In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) have been included to present fairly the unaudited selected quarterly operating data. This data is not necessarily indicative of the results of the operations of the Company for any future period.

                                                                        QUARTER ENDED,
                               ----------------------------------------------------------------------------------------------------
                                DEC. 31,    SEPT. 30,     JUNE 30,    MARCH 31,     DEC. 31,    SEPT. 30,     JUNE 30,    MARCH  31,
                                 2001         2001         2001         2001          2000        2000         2000         2000
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                                     (Dollars in thousands)
STATEMENT OF
  OPERATIONS DATA:
Revenues ...................   $ 178,557    $ 163,011    $ 155,565    $ 132,816    $ 193,382    $ 146,207    $ 164,491    $ 136,426
Gross profit ...............      29,002       30,250       29,145       25,852       32,265       26,580       28,644       23,217
Selling, general and
   administrative ..........      17,588       18,705       17,023       15,972       18,032       16,358       16,764       13,566
Operating income ...........       9,451       10,701       11,011        8,852       13,428        9,486       11,100        8,725
MARGIN ANALYSIS:
Gross margin ...............        16.2%        18.6%        18.7%        19.5%        16.7%        18.2%        17.4%        17.0%
Selling, general and
   administrative ..........         9.9%        11.5%        10.9%        12.0%         9.3%        11.2%        10.2%         9.9%
Operating income ...........         5.3%         6.6%         7.1%         6.7%         6.9%         6.5%         6.7%         6.4%
OPERATING DATA:
Homes closed (units) .......         670          623          569          468          764          539          633          563
Average sales price of
   homes closed ............   $     260    $     260    $     268    $     265    $     250    $     268    $     258    $     240

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

LIQUIDITY AND CAPITAL RESOURCES

            Our financing needs have historically varied based primarily on its operations, sales volume, inventory levels, inventory turnover and land acquisitions. At December 31, 2001, we had cash and cash equivalents of $24.8 million. Inventories (including finished homes and construction in progress, developed lots and other land) at December 31, 2001 were $252.8 million, an increase of $6.1 million from $246.7 million at December 31, 2000. This increase results from general growth in our business. The growth of the Company's business has resulted in a decrease in the ratio of debt to total capitalization to 48.0% at December 31, 2001 from 50.6% at December 31, 2000. Our ratio of equity to total assets increased to 45.3% at December 31, 2001 from 41.7% at December 31, 2000 primarily due to increased financing of operations through earnings. Historically, we have financed our operations primarily through earnings, borrowings from financial institutions, and, before the Company's initial public offering on March 12, 1998, capital contributions and borrowings from Pacific, primarily for land development acquisitions.

            During the years ended December 31, 2001 and 2000, cash provided by operating activities was $16.3 million and $32.4 million, respectively. During the year ended December 31, 1999, cash used in operating activities was $35.6 million. The decrease in cash provided by operating activities in 2001 versus 2000 is primarily a result of increasing inventory levels generated by the general growth in our business. The increase in cash provided by operating activities in 2000 versus 1999 is primarily a result of the 25.6% increase in home closings in 2000 from 1999. During 1999, the significant cash used in operating activities was caused by the increasing inventory levels due to expansion of the Company's business.

            Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at December 31, 2001 the Company had no material commitments for capital expenditures.

            On June 27, 2000, Newmark entered into a $150 million secured revolving credit facility with six banks which matures on June 27, 2003, with annual options for one-year extensions. This credit facility has been used to finance the acquisition and development of residential communities, the purchase of developed lots and the construction of homes in Newmark's markets in Texas, Tennessee and North Carolina. As of December 31, 2001, Newmark had borrowings of $81.6 million outstanding under this facility.

            The Company finances its Westbrooke operations in Florida with cash from operations and borrowings under construction and lot development credit facilities. Generally, these credit agreements are with regional and national financial institutions. Each of the credit agreements relates to specific communities and provides for financing residential land development costs, lot acquisition costs and home construction costs. The agreements have covenants which, among other things, limit speculative homebuilding, require us to maintain specified minimum of tangible net worth and debt to tangible net worth ratios, limit our ability to pay dividends. The agreements have various maturity dates and bear interest at rates based on LIBOR and prime. At December 31, 2001, Westbrooke had lines of credit commitments for construction loans of approximately $221.0 million, of which $20.0 million was available to draw down.

            To the extent possible, the Company utilizes lot options as a method of controlling its investments in land. At December 31, 2001, we had 2,122 lots under option. At December 31, 2001, we had no material capital commitments with respect to specific performance lot purchase contracts. Increasingly, developers have been less willing to sell options to purchase developed lots. Therefore, the Company makes significant capital expenditures in order to maintain adequate lot inventory in this market.

            At December 31, 2001, the Company had approximately $7.4 million outstanding under promissory notes issued in connection with the acquisition of Westbrooke. The promissory notes are to be repaid in equal annual installments from 2001 through 2003.

INFLATION

            We may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition inflation may result in higher mortgage interest rates, which may significantly affect the affordability of permanent mortgage financing for prospective purchasers. Inflation also increases our interest costs. We attempt to pass through to our customers any increases in our costs through increased selling prices and, to date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

CRITICAL ACCOUNTING POLICIES

            In the preparation of its financial statements, the Company applies accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.

            As discussed in Note 3 to the Company's consolidated financial statements, housing and other real estate sales are recognized when title passes to the buyer and certain other conditions are met. As a result, the Company's revenue recognition process does not involve significant judgments or estimates. However, the Company does rely on certain estimates to determine the related construction and land costs and resulting gross margins associated with revenues recognized. The Company's construction and land costs are comprised of direct and allocated costs, including estimated costs for future warranties and amenities. Land, land improvements and other common costs are generally allocated on a relative fair value basis to units within a parcel or subdivision. Land and land development costs generally include related interest and property taxes incurred until development is substantially completed.

            As disclosed in the consolidated financial statements, the Company had goodwill in the amount of $43.8 million at December 31, 2001. The Company periodically evaluates goodwill for impairment by determining whether the carrying amount can be recovered through future undiscounted cash flows. The Company's estimates of future cash flows are based on reasonable and supportable assumptions and represent the Company's best estimates of the cash flows expected to result from the use of the corresponding assets and their eventual disposition.

            As discussed in Note 10 to the consolidated financial statements, the Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company's financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company's strategies change, it is possible that the Company's best estimate of its probable liability in these matters may change.

IMPACT OF NEW ACCOUNTING STANDARDS

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect the adoption of the new standard on January 1, 2001 to affect our financial statements.

            In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not materially affect the Company's earnings or financial position.

            In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires companies to recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead tests goodwill for impairment at least annually. In addition, SFAS 142 requires companies identify reporting units for the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

            Our previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $43.8 million. Amortization expensed during the year ended December 31, 2001 was $1.5 million. Currently, the Company is assessing, but has not yet fully determined, how the adoption of SFAS 141 and SFAS 142 will affect its financial position and results of operation.

CHANGE IN CONTROL OF OWNERSHIP

            Technical Olympic's acquisition of the common stock of the Company previously held by Pacific represented 80% of the outstanding stock of the Company. This acquisition was accounted for as a purchase, and the purchase price was recorded on the Company's books. The excess of purchase price over the fair value of the assets acquired and the liabilities assumed approximated $46 million of which approximately $2.1 million was directly attributed to the change in control transaction.

            In connection with the acquisition by Technical Olympic of the Company's common stock previously owned by Pacific, the Company entered into a Services Agreement with Pacific to continue to provide certain centralized support services to the Company, including general advisory services, market expansion research services and administrative support services. This Service Agreement was terminated December 31, 2000. In addition, the 1998 Tandem Stock Option/Stock Appreciation Rights Plan and the options granted therein were terminated. There were no other incentive awards outstanding or exercisable in fiscal year 1999 or thereafter.

            Pursuant to the stock purchase agreement entered into in connection with the acquisition of Westbrooke in January 1998, certain additional consideration, based on Westbrooke achieving specified income targets over a five-year period, became due and payable to the prior majority owner and certain key employees of Westbrooke upon a change of control. Westbrooke entered into an Amendment to Stock Purchase Agreement ("Amendment") with the prior owner and certain key employees of Westbrooke regarding the amount and timing of the additional consideration as well as the acquisition of certain partnership interests from the key employees. The amount of additional consideration recorded in the transaction as a result of the change in control to the prior majority owner was $4.6 million in the form of a promissory note. Additionally, the Amendment adjusted the level of additional consideration payable to the key employees from 6% to 7.5% of the net income before income taxes, all as defined and described in the Amendment. The Company will record such payments as compensation expense in the periods in which they are earned. During this fiscal year, The Company, prior owner and certain key employees entered into the Second Amendment to Stock Purchase Agreement ("Second Amendment") regarding the amount and timing of certain of the payments to the prior owner and certain key employees of Westbrooke.

            The Pacific USA Tax Allocation Agreement between Pacific USA and the Company was partially terminated whereby the Company would pay Pacific USA an amount equal to the federal income taxes that the Company would owe (or refund that it would receive) had it prepared its federal income tax return on a stand-alone basis. Certain terms remain in effect with respect to tax periods ending prior to the change in control.

            For tax purposes, the Company elected to treat the change in control as a deemed taxable sale of assets resulting in a step-up in the tax basis of assets in accordance with Internal Revenue Code Section 338(h)(10). By electing
Section 338(h)(10), the Company recognized taxable income of approximately $20 million, and $8 million of tax per the original tax sharing agreement, due to the difference in the financial statement basis and the tax basis of the assets immediately prior to the change in control. In terms of the purchase and sale agreement between Pacific USA and Technical Olympic, the tax sharing agreement was modified to exclude the gain and corresponding tax from this transaction from the calculation of the tax payments by the Company to Pacific USA. Accordingly, the Company recognized its income tax expense based on the taxable income generated from its operations.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes. The Company's exposure to market risks is changes to interest rates related to the Company's construction and lot development loans. The interest rates relative to the Company's construction loans fluctuate with the prime and LIBOR lending rates, both upwards and downwards. (See Note 7 - "Construction and Acquisition Loans Payable" of the Notes to Consolidated Financial Statements.)

            Interest Rates. Our operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest rates. If mortgage interest rates increase significantly, this may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates will adversely affect our revenues, gross margins and net income. Higher interest rates also increase our borrowing costs because, as indicated above, our loans fluctuate with the prime and LIBOR lending rates, both upwards and downwards.

            Inflation. We may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, inflation may result in higher mortgage interest rates, which may significantly affect the affordability of permanent mortgage financing for prospective purchasers. Inflation also increases our interest costs. We attempt to pass through to our customers any increases in our costs through increased selling prices and, to date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Financial Statements are set forth in Item 14(a)(1) and (2), and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         See 8-K in exhibits whereby the Company's Board dismissed BDO Seidman, LLP as its independent accountants and engaged Ernst &Young LLP as its new independent certified public accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The executive officers and directors of the Company holding office as of March 5, 2002 are as follows:


       NAME                   AGE               POSITION
       ----                   ---               --------

Constantine Stengos           66         Chairman of the Board
Yannis Delikanakis            35         Director
Lonnie M. Fedrick             57         Director, President and Chief
                                            Executive Officer
James Carr                    52         Director, Executive Vice President
Andreas Stengos               40         Director
Georgios Stengos              35         Director
Larry D. Horner               67         Director
William A. Hasler             60         Director
Michael J. Poulos             71         Director
Michael S. Stevens            52         Director
Terry White                   52         Senior Vice President, Chief
                                            Financial Officer, Treasurer
                                            and Secretary
J. Eric Rome                  42         Executive Vice President -
                                            Homebuilding
J. Michael Beckett            42         Executive Vice President -
                                            Purchasing/Product Development
                                            (Newmark)

            Constantine Stengos has been our Chairman of the Board since December 15, 1999. Mr. Stengos has also been a director and the President of Technical Olympic and a director of Technical Olympic (UK) PLC, since November 1999. Technical Olympic is a wholly owned subsidiary of Technical Olympic (UK) PLC. Technical Olympic (UK) PLC is a wholly owned subsidiary of Technical Olympic S.A. Mr. Stengos formed Technical Olympic S.A. in 1965 and serves as a director, the Chairman of its board of directors and its Managing Director. Mr. Stengos owns more than 5% of the outstanding equity of Technical Olympic S.A. Technical Olympic, Technical Olympic (UK) PLC, and Technical Olympic S.A. are all affiliates of the Company.

            Yannis Delikanakis has been one of our directors since 1999 and has also served as a director and Vice President of Technical Olympic since 1999. Mr. Delikanakis has been the Real Estate and Housing Director of Technical Olympic S.A. since 1999. Mr. Delikanakis was a director and the manager of the Real

Estate Development and Project Management Departments of Lambert Smith Hampton S.A. from 1994 to 1999.

         Lonnie M. Fedrick has been one of our directors since 1998 and has been our President and Chief Executive Officer since 1997. Mr. Fedrick has been President and Chief Executive Officer of Newmark Home Corporation, our wholly owned subsidiary, since 1994 and was Executive Vice President of from 1984 to 1994.

         Andreas Stengos has been one of our directors since 1999, has served as a director and Treasurer of Technical Olympic since 1999, and has been a director and the General Director of Technical Olympic (UK) PLC since 1997. Mr. Stengos has also been a director of Technical Olympic S.A. since 1989, has served as its Managing Director from 1989 to 1995 and has been its General Manager since 1995.

         George Stengos has been one of our directors since 1999, has served as a director of Technical Olympic since November 1999 and has been a director and the Corporate Secretary of Technical Olympic (UK) PLC since 1997. Mr. Stengos has been the Executive Vice President (1993-2001) and since 2001 the President and Chairman of the Board of Mochlos S.A., a publicly listed subsidiary on the Athens Stock Exchange, of Technical Olympic, S.A.

            Larry D. Horner has been one of our directors since 1998. Mr. Horner served as Chairman of Pacific USA Holdings Corp. from 1994 to 2001 and was Chairman of the Board of Asia Pacific Wire & Cable Corporation Limited, a Bermuda corporation with operations in Southeast Asia, which is publicly traded on the New York Stock Exchange until 2001. He is also a director of Phillips Petroleum Company, Atlantis Plastics Corp., UT Starcom, Inc., Biological and Popular Cultures, Inc., and New River Pharmaceuticals, Inc. Mr. Horner was formerly associated with KPMG LLP, a professional services firm, for 35 years, retiring as Chairman and Chief Executive Officer of both the U.S. and International firms in 1991. He is a certified public accountant.

            William A. Hasler has been one of our directors since 1998 and has served as Vice Chair Co-Chief of Aphton Corporation since July 1998. Aphton Corporation is a biotechnology products company. From August 1991 to July 1998, Mr. Hasler served as Dean of the Haas School of Business at the University of California at Berkeley. Prior to that, he was both Vice Chairman and a director of KPMG LLP, a professional services firm. Mr. Hasler also serves on the boards of Mission West, Walker Interactive, Solectron Corp., DiTech Communications Schwab Funds and DMC Strategy. Mr. Hasler is a trustee of Pomona College.

            Michael J. Poulos has been one of our directors since 2000. Mr. Poulos has also served as an advisory director of Greystone Capital Partners I, LP and a trustee of Century Shares Trust. Mr. Poulos had been Chairman, President, and Chief Executive Officer of Western National Corporation from 1993 until 1998. Mr. Poulos worked for American General Corp., from 1970 to 1993, and served as its Vice Chairman from 1991 to 1993.

            Michael S. Stevens has been one of our directors since 2000. Mr. Stevens has been the Chairman and owner of Michael Stevens Interests, Inc. since 1981, as well as the owner and director of various affiliated companies. Mr. Stevens serves on the board of directors of the Greater Houston Partnership, the Memorial Hermann Foundation, the Houston Convention Center Hotel Corporation, the Houston 2012 Foundation and the Texas Exile Foundation.

            James M. Carr, a director of the Company, became Executive Vice President and a director of the Company upon the closing of the acquisition of Westbrooke in January 1998. Mr. Carr founded Westbrooke in 1976, and has served as Chairman, Chief Executive Officer and President of Westbrooke since its inception. Mr. Carr is a graduate of the University of Miami. He is also the Chairman Emeritus of the Baptist Hospital Foundation. Mr. Carr is a graduate of the University of Miami. He is also the Chairman Emeritus of the Baptist Hospital Foundation.

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

            Terry C. White has served as Chief Financial Officer and Treasurer of the Company since 1997. Mr. White is also Senior Vice President, Chief Financial Officer and Treasurer of Newmark, which he joined in 1984 as Controller. Mr. White is a certified public accountant.

            J. Mike Beckett became Executive Vice President-Purchasing/Product Development for Newmark on January 1, 2000. Mr. Beckett was Senior Vice President- Purchasing for Newmark from January 1, 1998 to December 31, 1999 and was the Vice President of Purchasing from 1995 to 1998.

FAMILY RELATIONSHIPS

         Constantine Stengos is the father of both Andreas Stengos and George Stengos. Yannis Delikanakis is the son-in-law of Constantine Stengos and the brother-in-law of Andreas Stengos and George Stengos. We have no other familial relationships among the executive officers and directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of the Company's stock, as well as certain affiliates of such persons, to file the initial reports of ownership and changes in ownership with the SEC and NASDAQ. These parties are required to furnish the Company with copies of such forms they file. Based solely on a review of the copies of the Section 16(a) forms and amendments thereto received by the Company and on written representations that no other reports were required, the Company believes that all reports required pursuant to Section 16(a) for fiscal year 2000 were timely filed by all persons known by the Company to be required to file such reports with respect to the Company's securities.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

            The following table sets forth the cash and non-cash compensation for each of the Company's last three fiscal years awarded to or earned by the Company's Chief Executive Officer and four other most highly paid executive officers whose salary and bonus earned in Fiscal Year 2001 for services rendered to the Company exceeded $100,000 ("Named Executive Officers").


                                           ANNUAL COMPENSATION                         LONG-TERM
                                                                                      COMPENSATION
                        -----------------------------------------------------  ----------------------------
                                                                                 Awards           Payouts
                                                                               -----------      -----------
                                                                               Securities
                                                                               Underlying
                                                                                Options /
NAME AND                                                                          SARs
PRINCIPAL                                                      Other Annual       (# of            LTIP        ALL OTHER
POSITION                Year      Salary        Bonus         Compensation(1)    Shares)          Payouts     COMPENSATION
--------                ----   -----------   -----------      ---------------  -----------      -----------   ------------

Lonnie M. Fedrick,      2001   $   550,000   $ 1,450,685(2)   $    12,529(3)            --               --   $   563,737(4)
President, Chief        2000   $   525,000   $ 1,497,702(2)   $     9,137(3)            --               --   $   563,737(4)
Executive Officer       1999   $   450,000   $ 1,341,644(2)   $    10,420(3)            --               --   $   563,737(4)
and Director

J. Eric Rome,           2001   $   350,000   $   479,640(7)   $     6,478(3)            --               --   $   750,990(4)
Executive Vice          2000   $   300,000   $   467,390(7)   $     7,993(3)            --               --   $   750,990(4)
President -             1999   $   275,000   $   485,827(7)   $     7,212(3)            --               --   $   750,990(4)
Homebuilding

James M. Carr,          2001   $   518,506   $   518,506      $     9,000(3)            --               --   $   500,000(8)
Executive Vice          2000   $   493,450   $   493,815      $     9,000(3)            --               --   $   500,000(8)
President & Director    1999   $   474,822            --      $     6,138(3)            --               --   $   500,000(8)

Terry C. White,         2001   $   205,000   $   232,371(9)   $    10,670(3)            --               --   $   292,161(4)
Senior Vice             2000   $   190,000   $   251,521(9)   $     8,204(3)            --               --   $   292,161(4)
President, Chief        1999   $   175,000   $   255,571(9)   $    10,140(3)            --               --   $   292,161(4)
Financial Officer and
Treasurer

J. Michael Beckett,     2001   $   240,000   $   270,558(9)   $     4,460(3)            --               --   $   292,161(4)
Executive Vice          2000   $   210,000   $   268,346(9)   $     7,776(3)            --               --   $   292,161(4)
President -             1999   $   170,000   $   250,458(9)   $     8,526(3)            --               --   $   292,161(4)
Purchasing/Product
Development
(Newmark)(10)

(1) Information with respect to certain prerequisites and other personal benefits has been omitted because the aggregate value of such items does not meet the minimum amount required for disclosure under the regulations of the Securities and Exchange Commission.

(2) Includes (a) payment from the Company's Capital Accumulation Plan ("CAP Plan"), a former executive bonus plan, earned in 1997 and prior years, payable in annual installments of $154,394, the last payments being in January 2000 and 2001 (contributions of $61,345 paid or to be paid by the

            Pacific Entities to the Company in 2000 and 2001), and (b) obligations pursuant to a Capital Appreciation Plan of the Pacific Entities and payable by the Pacific Entities in five annual installments of $600,000, the first being paid in Fiscal Year 1999.

(3) Includes compensation amounts earned during the fiscal year but deferred pursuant to Section 401(k) of the Internal Revenue Code under the Company's 401(k) Savings Plan.

(4) Reflects the three annual payments by the Pacific Entities as a result of the sale of the Company's common stock by the Pacific Entities to Technical Olympic and the resulting change of control, the first payment paid in Fiscal Year 1999, the second payment earned in Fiscal Year 2000 but paid in 2001, and the third payment earned in Fiscal Year 2001.

(5)         Intentionally omitted.

(6)         Intentionally omitted.

(7) Includes payment from the CAP Plan payable in annual installments of $123,515, the last payment being in January 2001 (contributions of $49,076 paid or to be paid by the Pacific Entities to the Company in 2000 and 2001).

(8) Includes obligation by the Pacific Entities of the first, second and/or third of four annual payments but does not include the acceleration of the earn-out consideration in connection with the acquisition of Westbrooke. See "Westbrooke Acquisition Amendment" under the Certain Transactions section of this Form 10-K. Both were a result of the change of control that occurred from the sale of the Company's common stock by the Pacific Entities to Technical Olympic on December 15, 1999.

(9) Includes payment from the CAP Plan payable in annual installments of $61,758, the last payment being in January 2001 (contributions of $24,538 paid or to be paid by the Pacific Entities to the Company in 2000 and 2001).

(10) Mr. Beckett became subject to the reporting requirements for executive officers in 1999. All of Mr. Beckett's compensation for Fiscal Year 1999 has been included in the table.

EMPLOYMENT AGREEMENTS

            Lonnie M. Fedrick, James M. Carr, J. Eric Rome, Terry C. White and
J. Michael Beckett have employment agreements with the Company or a subsidiary of the Company. Mr. Fedrick's amended agreement commenced on January 1, 1998, has a five-year term, and provides for a base salary of $400,000 for 1998, increasing to $575,000 for 2002 and provides for a bonus arrangement. Mr. Carr's amended agreement commenced on December 15, 1999, has a three-year term, provides for a base salary of $475,000, subject to adjustment annually beginning January 1, 2000 and provides for a bonus arrangement. Additionally, as part of Mr. Carr's agreement, should a change in control occur, Mr. Carr has the option to terminate his contract within 60 days and, if he elects to terminate, be paid an amount equal to the annual base salary amount in effect on that date for the remainder of the term. Mr. Rome's agreement commenced on January 1, 1998, has a five-year term and provides for a base salary of $250,000 for 1998, increasing to $400,000 for 2002. Mr. White's agreement commenced on January 1, 1998, has a five-year term and provides for a base salary of $150,000 for 1998, increasing to $220,000 for 2002. Mr. Beckett's agreement commenced on January 1, 1998, was amended effective January 1, 2000, has a six-year term, and provides for a base salary of $155,000 in 1998, increasing to $300,000 in 2003. Each of these employees is permitted to participate in such pension, profit-sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans of the Company that may be in effect from time to time.

COMPENSATION OF DIRECTORS

            Independent or non-affiliate directors of the Company receive an annual fee of $15,000 and $2,000 per board meeting attended and are reimbursed for reasonable out-of-pocket expenses incurred for attendance at meetings.

            COMPENSATION COMMITTEE: The current members of the Compensation Committee are Messrs. Horner, Hasler, Delikanakis, Andreas Stengos and George Stengos. The Compensation Committee focuses on executive compensation, the administration of the Company's stock option plans, if any, and the granting of discretionary bonuses. During the Company's last fiscal year, the Compensation Committee held one meeting and took no action by written consent of the members in lieu of a meeting. Neither management nor employees of the Company serve on the Compensation Committee.

            SPECIAL BENEFITS COMMITTEE: The current members of the Special Benefits Committee are Messrs. Hasler, Poulos and Stevens. The Special Benefits Committee was formed on May 12, 2000 and focuses on the compensation and bonus plan of the Chief Executive Officer of the Company. Only outside directors may serve on the Special Benefits Committee. During the Company's last fiscal year, the Special Benefits Committee held one meeting and took no action by written consent.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            Messrs. Hasler, Poulos and Stevens comprised the Special Benefits Committee. No officer or employee of the Company or any of its subsidiaries served on the Committee during fiscal year 2001.

            Messrs. Hasler, Horner, Delikanakis, George Stengos and Andreas Stengos comprised the Compensation Committee in 2001. No employee of the Company or any of its subsidiaries served on the committee during fiscal year 2000. Messrs. Delikanakis and Andreas Stengos served as officers of certain of the Company's subsidiaries during fiscal year 2001.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

            The Compensation Committee, which is responsible for both the establishment and administration of the policies that govern both annual compensation and stock ownership programs for the Company, and the Special Benefits Committee, which is responsible for both the establishment and administration of the compensation and bonus arrangement for the Chief Executive Officer, have furnished the following report of executive compensation.

            The Compensation Committee was formed on March 12, 1998, and therefore did not participate in all components of 1998, 1999, 2000 or 2001 compensation. Specifically, base salaries of certain executive officers and employees were established pursuant to employment agreements with the executive officers entered into in November 1996, and amended in January 1998. Mr. Carr's employment agreement was amended December 15, 1999 to extend the term through 2002 and to address the change of control that resulted from the sale of 80% of the Company's common stock by the Pacific to Technical Olympic.

         The Special Benefits Committee was formed May 12, 2000 to be responsible for the annual compensation and bonus plan of the Chief Executive Officer. On May 12, 2000, the Special Benefits Committee amended Mr. Fedrick's employment agreement to increase his base salary and to address his bonus arrangement.

       DETERMINATION OF EXECUTIVE OFFICER COMPENSATION. The compensation policies of the Company are intended to: (i) reward executives for long-term strategic management which results in the enhancement of shareholder values;
(ii) support a performance-oriented environment which rewards achievement of both internal Company goals and enhanced Company performance compared to performance levels of comparable companies in the industry; and (iii) attract and retain executives whose abilities are critical to the long-term success and competitiveness of the Company.

            COMPONENTS OF EXECUTIVE OFFICER COMPENSATION. For 2001, the executive compensation program also consisted of two key components: (i) a base salary and (ii) incentive compensation (bonus).

            Base salaries paid to executive officers were paid pursuant to agreements described in "Employment Agreements" above. Each executive officer's base salary was established based primarily on the individual officer's level of responsibility and comparisons to similar positions within the Company as well as with other companies in the industry. In 2001, the two primary criteria in establishing the bonus program were the level of profitability and expense control. Each bonus was also to be a percentage of the officer's base salary based on job position and experience with the Company. In the budgeting process for the Company, a profit goal or regional contribution target and an expense target were set for each city and region. The amount of bonus earned by the employee is determined with each factor and actual performance of such factor evaluated. Minimum threshold performance criteria must be reached before any bonus awards are granted. In addition, the individual performance of executive officers may be taken into consideration in making any awards.

            DETERMINATION OF THE CHIEF EXECUTIVE OFFICER'S COMPENSATION. As Chief Executive Officer, Mr. Fedrick is compensated pursuant to an employment agreement described under "Employment Agreements" above. Mr. Fedrick was paid a base salary and an annual bonus in 2001. Mr. Fedrick's compensation is substantially related to the Company's performance because he receives an annual bonus, determined pursuant to a specific formula, which is based on the achievement of defined net income and expense control levels by Newmark Home Corporation and its subsidiaries. The actual achievement of a level of profitability for the combined cities and expense control are components of Mr. Fedrick's bonus. If the Company achieves the goals, Mr. Fedrick is entitled to receive a percentage of his base compensation. Mr. Fedrick's annual bonus plan was approved at the 2000 Annual Shareholders Meeting held July 17, 2000.

            COMPLIANCE WITH SECTION 162(m): Section 162(m) of the Internal Revenue Code (the "Code") generally disallows a tax deduction to public companies for annual compensation over $1 million paid to their chief executive officer and certain other highly compensated executive officers. The Code generally excludes from the calculation of the $1 million cap compensation that is based on the attainment of pre-established, objective performance goals. Where practicable, it is the policy of the Special Benefits Committee and the Compensation Committee to establish compensation practices that are both cost-efficient from a tax standpoint and effective as a compensation program. The committees consider it important to be able to utilize the full range of incentive compensations, even though some compensation may not be fully deductible.

            The foregoing report has been furnished by the current members of the Compensation Committee and the Special Benefits Committee:

Compensation Committee:                     Special Benefits Committee:
William A. Hasler                           William A. Hasler
Larry D. Horner                             Michael J. Poulos
Andreas Stengos                             Michael S. Stevens
George Stengos
Yannis Delikanakis

COMPARATIVE STOCK PERFORMANCE GRAPH

         The graph below compares the cumulative total shareholder return on the Company's common stock with the cumulative total return of the Standard and Poor's 500 Stock Index and the Standard and Poor's Small Cap 600 Homebuilding Index for the period beginning March 12, 1998 (the date on which the Company's common stock commenced trading on the NASDAQ) through December 31, 2001. The total shareholder return assumes $100 invested at the beginning of the period in the Company's common stock, the S&P 500, and the S&P Small Cap 600 Homebuilding Index. It also assumes reinvestment of all dividends.

                                    [GRAPH]

COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD BEGINNING MARCH 12, 1998 AND ENDING DECEMBER 31, 2001.



                                 3/12/98         12/31/98         12/31/99         12/31/00          12/31/01
                              ------------     ------------     ------------     ------------     ------------

Newmark Homes Corp.           $     100.00     $      66.67     $      57.14     $      97.62     $     144.40

S&P Small Cap 600
Homebuilding                  $     100.00     $      94.80     $      60.97     $     100.14     $     144.10

S&P 500 Composite             $     100.00     $     116.19     $     140.64     $     127.84     $     112.64

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information as of March 5, 2002, respecting the holding of: (i) each person who was known to the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each director and nominee of the Company and each executive officer named in the Summary Compensation Table under "Executive Compensation" and (iii) all directors and executive officers of the Company as a group. The Company's common stock is the only class of stock of the Company that is outstanding. Each of the persons named in the table below as beneficially owning the shares set fort therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.



                                                 SHARES OF COMMON STOCK
                                                   BENEFICIALLY OWNED
------------------------------------------------------------------------------
                                                                  PERCENT OF
                                                                    COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER             NUMBER             STOCK
------------------------------------------------------------------------------
Technical Olympic, Inc.(1)                        9,200,000                80%
4000 Hollywood Blvd., Suite 500-N
Hollywood, FL 33021
------------------------------------------------------------------------------
Constantine Stengos                                  25,000                 *
Technical Olympic S.A.
20 Solomou Street
Athens 17456 Greece
------------------------------------------------------------------------------
Lonnie M. Fedrick                                    42,900                 *
Newmark Homes Corp.
1200 Soldiers Field Drive
Sugar Land, Texas 77479
------------------------------------------------------------------------------
J. Eric Rome                                          9,000                 *
Newmark Home Corporation
5910 Courtyard Drive, Suite 230
Austin, Texas 78731
------------------------------------------------------------------------------
Terry C. White                                        7,500                 *
Newmark Homes Corp.
1200 Soldiers Field Drive
Sugar Land, Texas 77479
------------------------------------------------------------------------------
J. Michael Beckett (2)                               10,900                 *
Newmark Homes Corp.
1200 Soldiers Field Drive
Sugar Land, Texas 77479
------------------------------------------------------------------------------
All directors and executive officers as a            95,300                 *
group (13 persons)
------------------------------------------------------------------------------

*           Less than one percent

(1) Technical Olympic, Inc. ("Technical Olympic") is a subsidiary of Technical Olympic (UK) PLC which is a subsidiary of Technical Olympic S.A. Mr. Constantine Stengos owns greater than 5% of the outstanding stock of Technical Olympic S.A.

(2)         Includes 6,700 shares of common stock held by the wife of Mr.
            Beckett as to which he disclaims beneficial ownership.

            The Company has been advised that Technical Olympic pledged its shares of common stock in the Company in support of a commercial loan. Technical Olympic, which is the wholly owned subsidiary of

Technical Olympic (UK) PLC, a company incorporated under the laws of Great Britain, which is the wholly owned subsidiary of Technical Olympic S.A., a company incorporated under the laws of Greece, beneficially owns 9,200,000 shares of common stock of the Company, which represent 80% of the issued and outstanding common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TAX ALLOCATION AGREEMENT - TECHNICAL OLYMPIC

            Pursuant to a Tax Allocation Agreement between Technical Olympic and the Company dated March 15, 2000 and effective as of December 16, 1999, the Company's earnings may be included in the consolidated federal income tax returns filed by Technical Olympic. The amount of the Company's liability to (or entitlement to payment from ) Technical Olympic will equal the amount of taxes that the Company would owe (or refund that it would receive) had it prepared its federal tax returns on a stand-alone basis. In addition, under federal income tax law, each member of a consolidated group (as determined for federal income tax purposes) is also jointly and severally liable for the federal income tax liability of the consolidated group. Pursuant to the Tax Allocation Agreement-Technical Olympic, Technical Olympic has agreed to indemnify the Company for payments which Technical Olympic has already received from the Company or with respect to any tax liabilities of Technical Olympic or its affiliated entities other than the Company. The Company has made payments totaling $12.8 million during and for the year ending December 31, 2001 related to this agreement.

WESTBROOKE ACQUISITION AMENDMENT

            Pursuant to the Stock Purchase Agreement dated January 15, 1998 entered into in connection with the acquisition of Westbrooke, certain additional consideration or "earn-out payments" based on Westbrooke achieving specified income targets over a five year period became due and payable to James Carr, the prior majority owner of Westbrooke, and certain key employees of Westbrooke upon a change of control. Westbrooke and the Company entered into an Amendment to Stock Purchase Agreement dated December 15, 1999 with Mr. Carr and the key employees regarding the amount and timing of the additional consideration as well as the acquisition of certain partnership interests from the key employees. The additional consideration for the acquisition of Westbrooke paid to Mr. Carr was in the form of a $4.6 million promissory note with extended payment terms. On January 15, 2001, the Company, Mr. Carr and the key employees entered into the Second Amendment to Stock Purchase Agreement regarding the amount and timing of certain of the payments to Mr. Carr and the key employees. Mr. Carr is a director and an Executive Vice President of the Company.

ADMINISTRATIVE SERVICES

            Pacific USA provided certain administrative services to and for the Company prior to the change of control on December 15, 1999. Functions that were performed by Pacific USA included payroll and employee benefits administration and the evaluation and negotiation under national contracts for the purchase of office supplies, long distance telephone and overnight delivery services. The costs of these office supplies, long distance and overnight delivery services may have differed from those available to the Company if it were to have negotiated these contracts on its own. The Company entered into a Services Agreement with Pacific USA on December 15, 1999 to continue to provide payroll and employee benefits administration, as well as certain other functions. The Company made payments totaling $414,000 during and for the year ending December 31, 2000 related to this agreement. This Services Agreement was terminated December 31, 2000. Mr. Horner was the former chairman of Pacific USA.

CAPITAL ACCUMULATION PLAN

            The Company and Pacific USA entered into a Schedule of Continuing Payments Related to the Capital Accumulation Plan (the "Schedule"), such Schedule dated November 1, 1999. Benefits from the CAP Plan, a former executive bonus plan earned in 1997 and prior years, were and are payable to Mr. Fedrick, Mr. Rome, Mr. White, Mr. Beckett and certain other officers of Newmark Home Corporation. Pursuant to the Schedule, Pacific USA agreed to contribute $200,394 for the annual payments by the Company in both January 2000 and 2001. See the "Summary Compensation Table" and the footnotes thereto.

MANAGEMENT SERVICES AGREEMENT

            Technical Olympic, through its subsidiary Techolym, L.P., provided certain corporate and staff support and management services to and for the Company in fiscal year 2001. Functions that were performed by Technical Olympic included consultation with and assistance to the Board of Directors and management of the Company in connection with issues involving any and all matters of the business affairs of the Company. Functions as of January 1, 2001 include plan administration of a self-funded group medical and dental plan for the Company and its subsidiaries. The Company made payments totaling $1.9 and $1.5 million during and for the years ending December 31, 2001 and 2000, respectively, related to this agreement.

MORTGAGE COMPANY BUSINESS

            On March 9, 2001, the Company acquired for nominal consideration a 49.99% limited partnership interest in Technical Mortgage, L.P., a Texas limited partnership, that is a mortgage origination company owned jointly with Preferred Home Mortgage Company, a Florida corporation that is an affiliate of Technical Olympic. Preferred Home Mortgage Company underwrites, originates and sells mortgages for homes the Company builds and for other homebuilders. The Company's capital is not at risk in connection with these mortgages beyond its limited partnership interest.

TITLE COMPANY BUSINESS

         On April 1, 2001, the Company acquired for $10,000 a 49.0% limited partnership interest in Universal Land Title of South Florida, Ltd., a Florida limited partnership, that is a title insurance business owned jointly with Universal Land Title Investment #1, L.L.C., a Florida limited liability company, an affiliate of Technical Olympic. The Company's capital is not at risk beyond its limited partnership interest and the Company assumes no title insurance risk associated with the title policies.

PARK/WALNUT CREEK TRANSACTION

            During 2001, the Company sold to Park/Walnut Creek Investors, LLC ("Walnut Creek") certain undeveloped real estate tracts. Walnut Creek is owned by several of the executive officers of the Company. The Company has placed deposits, entered into a number of agreements, including an option contract and construction contract, with Walnut Creek to develop and buy back fully developed lots from time to time subject to the terms and conditions of such agreements. Additionally, under these agreements, the Company can cancel the agreement to purchase the land by forfeiture of the Company's deposit. The Company believes that the terms of the purchase contract and the terms of the related option and development contracts were comparable to those available from unaffiliated parties. As of December 31, 2001, the remaining value of lots that can be acquired by the Company approximates $4.3 million. Although the Company does not have legal title to the assets of Walnut Creek, the Company does exercise certain rights of ownership, and as a result, has included these assets in inventory with a corresponding liability in consolidated land bank obligations in the accompanying consolidated statement of financial condition.

CONTRACTOR AGREEMENT

            On November 6, 2000, the Company entered into a Contractor Agreement with Technical Olympic S.A. ("TOSA"), an affiliate of Technical Olympic. TOSA agreed to provide certain construction services and to purchase such materials, supplies and labor on behalf of the Company pursuant to certain third-party contracts assigned to TOSA by the Company or its subsidiaries, all in an effort to consolidate the purchasing function. The Company maintained the right to contract directly for any construction services and purchase any goods and services from any vendors in its own free unlimited discretion. (Although TOSA would incur certain franchise tax expense, the Company and its subsidiaries are not liable for such additional purchasing liability.) The Company paid on behalf of TOSA, for goods and services pursuant to this Agreement, $137 million and $51.0 million during the fiscal years ending December 31, 2001 and 2000, respectively.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       Financial Statements and Financial Statement Schedules

           1. Financial Statements:

          Reports of independent certified public accountants.
          Consolidated Statements of Financial Condition as of December 31, 2001
                 and 2000.
          Consolidated Statements of Income for the years ended December 31, 2001 and 2000; for the Period from December 16, 1999 to December 31, 1999; and for the Period from January 1, 1999 to December 15, 1999.
          Consolidated Statements of Stockholders' Equity for the years ended
                 December 31, 2001 and 2000; for the Period from December 16, 1999 to December 31, 1999; and for the Period from January 1, 1999 to December 15, 1999.
          Consolidated Statements of Cash Flows for the years ended December 31,
                 2001 and 2000; for the Period from December 16, 1999 to December 31, 1999; and for the Period from January 1, 1999 to December 15, 1999.
          Notes to Consolidated Financial Statements.

          2. Financial Statement Schedule

           Schedule I - Condensed Financial Information of Registrant Parent
                             Company Only - Statements of Financial Condition as of December 31, 2001 and 2000.
                        Condensed Financial Information of Registrant Parent
                             Company Only - Statements of Income for the years ended December 31, 2001 and 2000; for the Period from December 16, 1999 to December 31, 1999; and for the Period from January 1, 1999 to December 15, 1999.
                        Condensed Financial Information of Registrant Parent
                             Company Only - Statements of Cash Flows for the years ended December 31, 2001 and 2000; for the Period from December 16, 1999 to December 31, 1999; and for the Period from January 1, 1999 to December 15, 1999.

3. Exhibits required to be filed by Item 601 of Regulation S-K:


   EXHIBIT
   NUMBER      REF                          EXHIBIT
   -------     ---                          -------
     2.1       (1)    Stock Purchase Agreement dated January 15, 1998 among
                      James Carr, Westbrooke Communities, Inc., Westbrooke at
                      West Lake, Inc., Westbrooke at Winston Trails, Inc.,
                      Westbrooke at Pembroke Pines, Inc., Westbrooke at Oak
                      Ridge Inc., Harold L. Eisenacher, Leonard R. Chernys,
                      Diana Ibarria, The Westbrooke Partnership, Pacific USA
                      Holdings Corp., Newmark Homes Corp., and Westbrooke
                      Acquisition Corp.

   2.1(b)      (4)    Amendment to Stock Purchase Agreement dated December 15,
                      1999 among James Carr, Westbrooke Communities, Inc.,
                      Westbrooke at West Lake, Inc., Westbrooke at Winston
                      Trails, Inc., Westbrooke at Pembroke Pines, Inc.,
                      Westbrooke at Oak Ridge, Inc., Harold L. Eisenacher,
                      Leonard R. Chernys and Diana Ibarria, The Westbrooke
                      Partnership, Pacific USA Holdings Corp., Newmark Homes
                      Corp. and Westbrooke Acquisition Corp.

   2.1(c)      (5)    Second Amendment to Stock Purchase Agreement dated January
                      15, 2001 among James Carr, Westbrooke Communities, Inc.,
                      Westbrooke at West Lake, Inc., Westbrooke at Winston
                      Trails, Inc., Westbrooke at Pembroke Pines, Inc.,
                      Westbrooke at Oak Ridge, Inc., Harold L. Eisenacher,
                      Leonard R. Chernys and Dianna Ibarria, The Westbrooke
                      Partnership, Newmark Homes Corp. and Westbrooke
                      Acquisition Corp.

     2.3       (2)    Stock Purchase Agreement dated November 24, 1999 between
                      Pacific Realty Group, Inc., Pacific USA Holdings Corp.,
                      and Technical Olympic USA, Inc.

     2.4       (6)    Agreement and Plan of Merger dated February 12, 2001 among
                      Newmark Homes Corp., a Delaware corporation, and Newmark
                      Homes Corp., a Nevada corporation.

     3.1       (6)    Articles of Incorporation.

     3.2       (6)    Bylaws.

    10.1       (1)    Form of Tax Allocation Agreement between Pacific USA and
                      various affiliates and subsidiaries, of Pacific USA,
                      including the Registrant, dated April 28, 1992.

    10.2       (1)    Form of Amendment to Tax Agreement.

    10.3       (4)    Tax Indemnity and Allocation Agreement dated December 15,
                      1999 among Pacific USA Holdings Corp., Pacific Realty
                      Group, Inc., Newmark Homes Corp. and Technical Olympic
                      USA, Inc.

    10.4       (1)    Employment Agreement between Newmark Homes Corp. and Terry
                      White dated January 1, 1998.

    10.5       (1)    Employment Agreement Between Newmark Homes Corp. and J.
                      Eric Rome dated January 1, 1998.

   10.6(a)     (4)    Second Amended and Restated Employment Agreement Between
                      Westbrooke Communities, Inc. and James Carr dated December
                      15, 1999.

   10.6(b)     (4)    Amended and Restated Non-Competition Agreement dated
                      December 15, 1999 among Westbrooke Communities, Inc.,
                      Westbrooke at West Lake, Inc., Westbrooke at Winston
                      Trails, Inc., Westbrooke at Pembrook Pines, Inc.,
                      Westbrooke at Oak Ridge, Inc., The Westbrooke Partnership,
                      Westbrooke Acquisition Corp. and James Carr.

    10.7       (4)    Amended and Restated Employment Agreement between Newmark
                      Home Corporation and J. Michael Beckett dated March 1,
                      2000.

    10.8       (4)    Form of Tax Allocation Agreement between Technical Olympic
                      USA, Inc. and various affiliates and subsidiaries,
                      including Newmark Homes Corp. and its subsidiaries.

    10.9       (3)    Credit Agreement among Newmark Homes, L.P. and Bank of
                      America, N.A. as Administrative Agent, Swing Line Lender
                      and Letter of Credit Issuing Lender and Other Financial
                      Institutions Party Hereto dated June 27, 2000.


   EXHIBIT
   NUMBER      REF                          EXHIBIT
   -------     ---                          -------
   10.9(a)     (7)    First Amendment to the Credit Agreement among Newmark
                      Homes, L.P. and Bank of America, N.A. as Administrative
                      Agent, Swing Line Lender and Letter of Credit Issuing
                      Lender and Other Financial Institutions Party Hereto dated
                      January 1, 2001

   10.9(b)     (8)    Second Amendment to the Credit Agreement among Newmark
                      Homes, L.P. and Bank of America, N.A. as Administrative
                      Agent for Itself and Other Entities dated December 1, 2001

    10.10      (3)    Guaranty Agreement among Newmark Homes Corp. and Newmark
                      Homes Corporation in favor of Bank of America, N.A. and
                      the Lenders under the Credit Agreement dated June 27,
                      2000.

    10.11      (3)    Management Services Agreement between Newmark Homes Corp.
                      and Techolym, L.P. dated June 1, 2000.

    10.12      (3)    Amended and Restated Employment Agreement between Newmark
                      Homes Corporation and Lonnie M. Fedrick dated May 12, 2000 effective January 1, 2000.

    10.13      (9)    Form of Indemnification Agreement effective March 1, 2001.

    11.1       (5)    Statement relating to computation of per share earnings.

    21.1       (5)    List of subsidiaries.

     (1) Filed as part of the Registrant's Registration Statement on Form S-1, Amendment Number 1, filed with the Securities and Exchange Commission on March 5, 1998, File No. 333-42213 and incorporated herein by reference.

     (2) Filed as Exhibit 2.1 of registrant's Current Report on Form 8K dated December 22, 1999 and incorporated herein by reference.

     (3) Filed as part of the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2000 and incorporated herein by reference.

     (4) Filed as part of the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000, File no. 000-23677 and incorporated herein by reference.

     (5) Filed as part of Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2001, File No. 000-23677 and incorporated herein by reference.

     (6) Filed as part of the Registrant's Current Report on Form 8-K dated March 23, 2001 and incorporated herein by reference.

     (7) Filed as part of the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

     (8)  Filed herewith.

     (9) Filed as part of the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001 and incorporated herein by reference.

(a)       Reports on Form 8-K

            The Registrant filed a Current Report on Form 8-K during the fourth quarter of 2001, reporting a change in Registrant's certifying accountant.

            On October 5, 2001, the Company filed a Form 8-K disclosing that on October 1, 2001 its Board dismissed BDO Seidman, LLP as its independent accountants and engaged Ernst & Young LLP as its new independent certified public accountants. The date of the report is October 1, 2001, and as of that date the Company had not consulted Ernst & Young LLP on any accounting issues.

            The reports of BDO Seidman, LLP on the Company's financial statements for the past two fiscal years (2000 and 1999) contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent years and through October 1, 2001, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO Seidman, LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the last two years and for the interim period through October 1, 2001, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K. BDO Seidman, LLP provided a letter dated October 3, 2001 agreeing with the statements made above. Newmark Homes Corp.'s Form 8-K disclosure filed October 5, 2001 is an exhibit to this 10-K and is incorporated by reference.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NEWMARK HOMES CORP.

March 22, 2002                      By:     /s/ Lonnie M. Fedrick
Date                                        ------------------------------------
                                            Name:  Lonnie M. Fedrick
                                            Title: Chief Executive Officer
                                                   (Principal Executive Officer)

March 22, 2002                      By:      /s/ Terry C. White
Date                                         -----------------------------------
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

March 22, 2002                      By:      /s/ Constantine Stengos
Date                                         -----------------------------------
                                             Name:  Constantine Stengos
                                             Title: Chairman of the Board of
                                                    Directors and Director

March 22, 2002                      By:      /s/ Andreas Stengos
Date                                         -----------------------------------
                                             Name:  Andreas Stengos
                                             Title: Director

March 22, 2002                      By:      /s/ George Stengos
Date                                         -----------------------------------
                                             Name:  George Stengos
                                             Title: Director

March 22, 2002                      By:      /s/ Yannis Delikanakis
Date                                         -----------------------------------
                                             Name:  Yannis Delikanakis
                                             Title: Director

March 22, 2002                      By:      /s/ William A. Hasler
Date                                         -----------------------------------
                                             Name:  William A. Hasler
                                             Title: Director

March 22, 2002                      By:      /s/ Larry D. Horner
Date                                         -----------------------------------
                                             Name:  Larry D. Horner
                                             Title: Director

March 22, 2002                      By:      /s/ Lonnie M. Fedrick
Date                                         -----------------------------------
                                             Name:  Lonnie M. Fedrick
                                             Title: Director

March 22, 2002                      By:      /s/ James M. Carr
Date                                         -----------------------------------
                                             Name:  James M. Carr
                                             Title: Director

March 22, 2002                      By:      /s/ Michael Stevens
Date                                         -----------------------------------
                                             Name:    Michael Stevens
                                             Title:   Director

March 22, 2002                      By:      /s/ Michael J. Poulos
Date                                         -----------------------------------
                                             Name:    Michael J. Poulos
                                             Title:   Director

                                                             NEWMARK HOMES CORP.
                                                                AND SUBSIDIARIES



                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                   CONTENTS


Reports of Independent Certified Public Accountants                    1

Consolidated Financial Statements:

Consolidated Statements of Financial Condition                         4

Consolidated Statements of Income                                      5

Consolidated Statement of Stockholders' Equity                         6

Consolidated Statements of Cash Flows                                  7

Notes to Consolidated Financial Statements                             9

Report of Independent Certified Public Accountants

The Board of Directors
Newmark Homes Corp.

We have audited the accompanying consolidated statement of financial condition of Newmark Homes Corp. and subsidiaries as of December 31, 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newmark Homes Corp. and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

Miami, Florida
January 18, 2002

Report of Independent Certified Public Accountants

The Board of Directors
Newmark Homes Corp.:

We have audited the accompanying consolidated statement of financial condition of Newmark Homes Corp. and subsidiaries (the Successor Company), a subsidiary of Technical Olympic USA, Inc. as of December 31, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2000 and for the period from commencement of its operations on December 16, 1999 through December 31, 1999. We have also audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Newmark Homes Corp. and subsidiaries (the Predecessor Company) as described in Note 2 of the financial statements), a subsidiary of Pacific USA Holdings Corp., for the period from January 1, 1999 to December 15, 1999. We have also audited the schedule listed in the accompanying index for the years 2000 and 1999. These consolidated financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company's consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and cash flows for the year ended December 31, 2000 and the period from commencement of its operations on December 16, 1999 to December 31, 1999, in conformity with accounting principles generally accepted in the United States. Further in our opinion, based on our audit, the Predecessor Company's consolidated financial statements, referred to above, present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the period from January 1, 1999 to December 15, 1999, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

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


BDO Seidman, LLP
Los Angeles, California
January 31, 2001

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                     DECEMBER 31,
                                                                                  2001         2000
                                                                               ----------   ----------
ASSETS
Cash and cash equivalents                                                      $   24,822   $   15,261
Receivables                                                                         2,289        4,291
Inventory                                                                         252,773      246,712
Property, premises and equipment, net of accumulated depreciation
   of $6,321 and $4,728 in 2001 and 2000, respectively                              7,985        5,884
Other assets                                                                        7,640        6,489
Goodwill, net of accumulated amortization of $3,136 and $1,594 in 2001 and
   2000, respectively                                                              43,814       45,354
                                                                               ----------   ----------
Total assets                                                                   $  339,323   $  323,991
                                                                               ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                                       $   26,250   $   33,684
Customer Deposits                                                                  11,351       11,607
Consolidated land bank obligations                                                 13,122           --
Construction loans payable                                                        121,658      127,546
Acquisition notes payable                                                           7,370       11,055
Other Liabilities                                                                   5,661        4,790
                                                                               ----------   ----------
Total liabilities                                                                 185,412      188,682

Minority interest in consolidated subsidiaries                                         99           --

Commitments and Contingencies                                                          --           --

Stockholders' Equity:
   Common stock--$.01 par value; 30,000,000 shares
     authorized and 11,500,000 shares issued and outstanding                          115          115
   Additional paid-in capital                                                     106,855      106,855
   Retained earnings                                                               46,842       28,339
                                                                               ----------   ----------
Total stockholders' equity                                                        153,812      135,309
                                                                               ----------   ----------
Total liabilities and stockholders' equity                                     $  339,323   $  323,991
                                                                               ==========   ==========


                                                         See accompanying notes.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                 PERIOD FROM     PERIOD FROM
                                                                                 DECEMBER 16,     JANUARY 1,
                                                                                   1999 TO         1999 TO
                                                    YEAR ENDED DECEMBER 31,      DECEMBER 31,    DECEMBER 15,
                                                    2001             2000            1999            1999
                                                 ------------    ------------    ------------    ------------
                                                                                 (Successor)     (Predecessor)
Revenues                                         $    629,949    $    640,506    $     44,252    $    447,462
Cost of sales                                         515,700         529,800          37,047         373,964
                                                 ------------    ------------    ------------    ------------
Gross profit                                          114,249         110,706           7,205          73,498
Equity in earnings from unconsolidated
   subsidiaries                                         1,182             769              39             686
Selling, general and administrative expenses
                                                      (69,288)        (64,720)         (2,721)        (46,844)
Merger and related expenses                              (779)             --              --              --
Depreciation and amortization                          (5,349)         (4,016)           (277)         (3,719)
                                                 ------------    ------------    ------------    ------------
Operating income                                       40,015          42,739           4,246          23,621
Other income (expense):
   Interest expense                                    (1,116)         (3,282)           (124)         (1,721)
   Other income, net                                     (190)          1,086              25           1,039
                                                 ------------    ------------    ------------    ------------
Income before income taxes                             38,709          40,543           4,147          22,939
Income taxes                                           13,996          14,852           1,499           8,202
                                                 ------------    ------------    ------------    ------------
Net income                                       $     24,713    $     25,691    $      2,648    $     14,737
                                                 ============    ============    ============    ============

Earnings per common share:
   Basic and diluted                             $       2.15    $       2.23    $        .23    $       1.28
                                                 ============    ============    ============    ============
Weighted average number of shares
   of common stock equivalents
   outstanding:
     Basic and diluted                             11,500,000      11,500,000      11,500,000      11,500,000
                                                 ============    ============    ============    ============


                                                         See accompanying notes.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                  (IN THOUSANDS)

                                                          ADDITIONAL
                                               COMMON      PAID-IN      RETAINED
                                               STOCK       CAPITAL      EARNINGS      TOTAL
                                             ----------   ----------   ----------    ----------

PREDECESSOR COMPANY:
Balance at December 31, 1998                 $      115   $   73,768   $   16,229    $   90,112
   Net income for period January 1 to
     December 15, 1999                               --           --       14,737        14,737
                                             ----------   ----------   ----------    ----------
Balance at December 15, 1999                 $      115   $   73,768   $   30,966    $  104,849
                                             ==========   ==========   ==========    ==========

SUCCESSOR COMPANY:
Balance at December 15, 1999                 $      115   $   73,768   $   30,966    $  104,849
   Adjustment to reflect purchase by
     Technical Olympic, Inc. on the
     Company's books                                 --       33,087      (30,966)        2,121
                                             ----------   ----------   ----------    ----------
Opening balance, December 16, 1999                  115      106,855           --       106,970
   Net income for period December 16 to
     December 31, 1999                               --           --        2,648         2,648
                                             ----------   ----------   ----------    ----------
Balance at December 31, 1999                        115      106,855        2,648       109,618
   Net income                                        --           --       25,691        25,691
                                             ----------   ----------   ----------    ----------
Balance at December 31, 2000                        115      106,855       28,339       135,309
   Net income                                        --           --       24,713        24,713
   Dividends paid                                    --           --       (6,210)       (6,210)
                                             ----------   ----------   ----------    ----------
Balance at December 31, 2001                 $      115   $  106,855   $   46,842    $  153,812
                                             ==========   ==========   ==========    ==========


                                                         See accompanying notes.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)

                                                                             PERIOD FROM      PERIOD FROM
                                                                             DECEMBER 16,     JANUARY 1,
                                                                               1999 TO          1999 TO
                                                   YEAR ENDED DECEMBER 31,   DECEMBER 31,     DECEMBER 15,
                                                    2001          2000           1999             1999
                                                 ----------    ----------    ------------     ------------
                                                                             (Successor)      (Predecessor)
OPERATING ACTIVITIES
Net income                                       $   24,713    $   25,691    $    2,648       $   14,737
Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
     Depreciation and amortization                    5,349         4,016           277            3,719
     Net loss (gain) on sale of property,
       premises and equipment                            85           (24)           --              (36)
     Equity in earnings from unconsolidated
       subsidiaries                                  (1,182)         (769)          (39)            (686)
     Deferred income taxes                              253          (360)           22             (362)
     Changes in operating assets and
       liabilities:
         Inventories                                 (5,908)        8,711        (2,908)         (66,901)
         Receivables                                  2,002         1,005          (143)          (3,289)
         Other assets                                (2,067)         (715)          (84)          (1,920)
         Accounts payable and accrued
            liabilities                              (7,587)       (2,802)          571           13,134
         Other liabilities                              615        (2,385)        1,647            4,022
                                                 ----------    ----------    ----------       ----------
Net cash provided by (used in) operating
   activities                                        16,273        32,368         1,991          (37,582)

INVESTING ACTIVITIES
 Purchases of property, premises and
   equipment                                         (5,039)       (2,070)           --           (2,286)
 Proceeds from sales of property, premises
   and equipment                                        294           252            --              139
 Additional purchase price paid in
   connection with Westbrooke acquisition                --        (1,230)           --               --
 Investment in unconsolidated subsidiaries             (513)       (1,249)           --             (345)
 Distributions from unconsolidated
   subsidiaries                                       1,108           453            --              920
                                                 ----------    ----------    ----------       ----------
Net cash used in investing activities                (4,150)       (3,844)           --           (1,572)

                                                         Continued on next page.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

                                                                  (IN THOUSANDS)

                                                                               PERIOD FROM     PERIOD FROM
                                                                               DECEMBER 16,     JANUARY 1,
                                                                                 1999 TO         1999 TO
                                                  YEAR ENDED DECEMBER 31,      DECEMBER 31,    DECEMBER 15,
                                                   2001            2000            1999            1999
                                               ------------    ------------    ------------   -------------
                                                                               (Successor)    (Predecessor)
FINANCING ACTIVITIES
  Proceeds from advances on construction
     loans payable                             $    272,924    $    307,718    $     12,860    $    337,506
  Principal payments on construction loans
     payables                                      (265,690)       (329,552)        (12,902)       (296,737)
  Principal payments on acquisition notes
     payable                                         (3,685)         (3,418)             --          (2,468)
  Minority interest in consolidated
     subsidiaries                                        99              --              --              --
  Dividends paid                                     (6,210)             --              --              --
                                               ------------    ------------    ------------    ------------
Net cash (used in) provided by financing
   activities                                        (2,562)        (25,252)            (42)         38,301
                                               ------------    ------------    ------------    ------------
Increase (decrease) in cash and cash
   equivalents                                        9,561           3,272           1,949            (853)
Cash and cash equivalents at beginning of
   period                                            15,261          11,989          10,040          10,893
                                               ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period     $     24,822    $     15,261    $     11,989    $     10,040
                                               ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid for:
     Interest (net of amounts capitalized)     $        483    $      3,144    $         --    $      1,016
                                               ============    ============    ============    ============

     Income taxes                              $     14,078    $     15,802    $         --    $     10,723
                                               ============    ============    ============    ============

                                                         See accompanying notes.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2001


1. ORGANIZATION               Newmark Homes Corp., a Delaware Corporation, and
                              subsidiaries (NHC or the Company) is an 80% owned subsidiary of Technical Olympic, Inc. (TOI), formerly known as Technical Olympic USA, Inc. On
                              December 15, 1999, TOI acquired 80% of the Company in a stock purchase transaction. NHC was formed in December 1994 to serve as a real estate holding company.

                              NHC's primary subsidiaries are as follows:


                      SUBSIDIARY                                    NATURE OF BUSINESS
     -----------------------------------------------------------------------------------------------------
     Newmark Home Corporation (Newmark)         Single-family residential homebuilding in Texas,
                                                    Tennessee and North Carolina; formed in 1983.

     Westbrooke Communities, Inc.
         (Westbrooke)                           Single-family residential homebuilding and residential lot developer in Florida; formed in 1976.

     Pacific United Development Corporation     Residential lot developer in Texas and Tennessee; (PUDC)
         (PUDC)                                     formed in 1993.

2. CHANGE IN CONTROL          On December 15, 1999, TOI purchased 9,200,000
                              shares of the Company's common stock for $86 million in cash. The shares sold in this transaction represent 80% of the Company's outstanding common stock. TOI purchased the shares from Pacific Realty Group, Inc. (PRG), a Nevada corporation, which is a wholly-owned subsidiary of Pacific USA Holdings Corp. (PUSA), a Texas corporation and an indirect subsidiary of Pacific
                              Electric Wire & Cable, Ltd.

                              TOI, a Delaware corporation, is a wholly owned subsidiary of Technical Olympic (UK) PLC, an English company, which is a wholly owned subsidiary of Technical Olympic S.A., a Greek company.

                              This acquisition by TOI is accounted for as a purchase, and the purchase price is recorded on the Company's books. The excess of purchase price over the fair value of the assets acquired and the liabilities assumed (goodwill) approximates $46 million.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

2. CHANGE IN CONTROL          In connection with the acquisition by TOI, the
   (CONTINUED)                1998 Tandem Stock Option/Stock Appreciation Rights
                              Plan was terminated, as follows: the Company exercised its right to terminate the options upon a change of control and to pay the spread between the exercise price and the closing price of the Common Stock on the date of the change of control, December 15, 1999. There was no spread, and the options expired and terminated on December 15, 1999. There were no other incentive awards outstanding or exercisable in fiscal year 1999.

                              Pursuant to the stock purchase agreement entered into in connection with the acquisition of Westbrooke in 1998, certain additional consideration dependent upon Westbrooke achieving specified income targets over a five-year period became due and payable to the prior majority owner of Westbrooke upon a change of control. At the time of the acquisition of the Company by TOI, Westbrooke entered into an Amendment to Stock Purchase Agreement (the Amendment) with the prior owner and key employees of Westbrooke regarding the amount and timing of the additional consideration as well as the acquisition of certain partnership interests from the key employees. The amount of additional consideration recorded in the transaction as a result of the change in control to the prior majority owner was $4.6 million in the form of a promissory note. Additionally, the Amendment adjusted the level of additional consideration payable to the key employees from 6% to 7.5% of the net income before income taxes, all as defined in the Amendment.

                              For tax purposes, the Company elected to treat the change in control as a deemed taxable sale of assets resulting in a step-up in the tax basis of assets in accordance with Internal Revenue Code
                              Section 338(h)(10). By electing Section
                              338(h)(10), the Company recognized taxable income of approximately $20 million, and $8 million of tax per the original tax sharing agreement, due to the difference in the financial statement basis and the tax basis of the assets immediately prior to the change in control. In terms of the purchase and sale agreement between PUSA and TOI, the former tax allocation agreement between PUSA and the Company (the Former Tax Sharing Agreement) was modified to exclude the gain and corresponding tax from this transaction from the calculation of the tax payments by the Company to PUSA. Accordingly, the Company recognized its income tax expense based on the taxable income generated from its operations.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

2. CHANGE IN CONTROL          As a result, the consolidated amounts of the
   (CONTINUED)                Successor Company are presented on a new basis of
                              accounting different from the financial statements of the Predecessor Company and, therefore, are not comparable.

                              The following table represents the operating results of the Company on a full year basis for the year ended December 31, 1999 (in thousands, except per share data).


                Revenues                                                                  $    491,714
                Cost of sales                                                                  411,011
                                                                                          ------------
                Gross profit                                                                    80,703

                Equity in earnings from unconsolidated subsidiaries                                725
                Selling, general and administrative expenses                                   (49,565)
                Depreciation and amortization                                                   (3,996)
                                                                                          ------------
                Operating income                                                                27,867

                Other income (expense):
                Interest expense                                                                (1,845)
                Other income, net                                                                1,064
                                                                                          ------------
                Income before income taxes                                                      27,086
                Income taxes                                                                     9,701
                                                                                          ------------
                Net income                                                                $     17,385
                                                                                          ============

                Net income per common share                                               $       1.51
                                                                                          ============


3. SUMMARY OF                 The accounting and reporting policies of the
   SIGNIFICANT                Company conform to accounting principles generally
   ACCOUNTING                 accepted in the United States and general
   POLICIES                   practices within the homebuilding industry. The
                              following summarizes the more significant of these policies.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

3. SUMMARY OF                 BASIS OF PRESENTATION
   SIGNIFICANT
   ACCOUNTING                 The consolidated financial statements include the
   POLICIES                   accounts of NHC and its subsidiaries. All
   (CONTINUED)                significant intercompany balances and transactions
                              have been eliminated in the consolidated financial statements.

                              CASH AND CASH EQUIVALENTS

                              Cash includes amounts in transit from title companies for home closings and highly liquid investments with an initial maturity of three months or less.

                              USE OF ESTIMATES

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

                              ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

                              In accordance with Statement of Financial
                              Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company carries long-lived assets, including certain identifiable intangibles and goodwill, at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

                              CONCENTRATION OF CREDIT RISK

                              The Company conducts business primarily in Texas, Florida, Tennessee, and North Carolina. Accordingly, the market value of the Company's inventory is susceptible to changes in market conditions that may occur in these locations.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

3. SUMMARY OF                 The Company has accounts with various financial
   SIGNIFICANT                institutions, which are insured by the FDIC.
   ACCOUNTING                 Amounts exceeding the FDIC insured amounts are $13
   POLICIES                   million at December 31, 2001.
   (CONTINUED)
                              INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

                              The Company has investments in unconsolidated entities, which approximate $2.8 million and $2.2 million as of December 31, 2001 and 2000, respectively, and are included in other assets in the accompanying consolidated statements of financial condition. The Company does not have control of these entities and has, therefore, accounted for its interests using the equity method of accounting.

                              INVENTORY

                              Inventories are stated at the lower of cost or fair value. Inventories under development or held for development are stated at an accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are recorded at fair value. Inventories to be disposed of are carried at the lower of cost or fair value less cost to sell. The Company utilizes the specific identification method of charging construction costs to cost of sales as units are sold. Common construction project costs are allocated to each individual home in the various subdivisions based upon the total number of homes to be constructed in each subdivision community.

                              PROPERTY, PREMISES AND EQUIPMENT

                              Property, premises and equipment, consisting primarily of office premises, transportation equipment, office furniture and fixtures, and model home furniture, are stated at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation generally is provided using the straight-line method over the estimated useful life of the asset, which ranges from 3-30 years.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

3. SUMMARY OF                 GOODWILL
   SIGNIFICANT
   ACCOUNTING                 Goodwill represents the excess of the purchase
   POLICIES                   price of the Company's acquisitions over the fair
   (CONTINUED)                value of the net assets acquired. Goodwill is
                              amortized on a straight-line basis over thirty years. For the year ended December 31, 2000, goodwill increased by approximately $1.2 related to a payment made under an earn-out provision in the Westbrooke stock purchase agreement.

                              Periodically, the Company evaluates goodwill for impairment by determining whether the amortization of the balance over its remaining life can be recovered through future undiscounted cash flows of the Company.

                              REVENUE RECOGNITION

                              The Company's primary source of revenue is the sale of homes to homebuyers. To a lesser degree, the Company engages in the sale of land to other homebuilders. Revenue is recognized on home sales and land sales when the requirements under SFAS 66, Accounting for Sales of Real Estate, are met, usually at closing upon the transfer of title.

                              ADVERTISING COSTS

                              As incurred, the Company expenses advertising costs, consisting primarily of newspaper and trade publications, signage and the cost of maintaining an internet web-site. Advertising expense included in selling, general and administrative expenses for the years ended December 31, 2001, 2000 and 1999 was approximately $8.8 million, $8.3 million and $7.6 million, respectively.

                              REPORTING ON THE COSTS OF START-UP ACTIVITIES

                              Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5), issued by the American Institute of Certified Accountants, is effective for years after December 15, 1998. SOP 98-5 requires that costs of start-up activities be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999 and $259,000 of start-up costs was expensed during the period from January 1 to December 15, 1999.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

3. SUMMARY OF                 INCOME TAXES
   SIGNIFICANT
   ACCOUNTING                 The Company was included in the consolidated
   POLICIES                   federal income tax return of PUSA through December
   (CONTINUED)                15, 1999. Under the Former Tax Sharing Agreement
                              with PUSA, the Company was required to calculate its federal income tax on a separate company basis and pay to PUSA the amount of the liability. When applicable, the Company was entitled to receive payments from PUSA. Such payment was only applicable to the extent the benefits calculated could be utilized to offset prior separate company income through carryback or, if carried forward, at the time such benefits were utilized to offset separate company income. The Former Tax Sharing
                              Agreement between PUSA and the Company was partially terminated whereby the Company would pay
                              PUSA an amount equal to the federal income taxes that the Company would owe (or refund that it would receive) had it prepared its federal income tax return on a stand-alone basis.

                              Effective December 16, 1999, the Company is included in the consolidated federal income tax return with TOI pursuant to a revised Tax Allocation Agreement between the Company and TOI.

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

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

3. SUMMARY OF                 EARNINGS PER SHARE
   SIGNIFICANT
   ACCOUNTING                 The Company presents earnings per share data in
   POLICIES                   accordance with the provisions of SFAS 128,
   (CONTINUED)                Earnings Per Share. Basic earnings per share is
                              computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

                              Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than market exercise prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the years ended December 31, 2001, 2000 and 1999, the Company had no dilutive securities outstanding.

                              STOCK-BASED COMPENSATION

                              The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

                              Effective December 15, 1999, as part of the change in control, all Tandem Stock Option/Stock Appreciation Rights were terminated.

                              FAIR VALUE OF FINANCIAL INSTRUMENTS

                              Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. The carrying values of cash, other receivables, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The carrying value of construction loans and notes payable approximates its fair value as substantially all of the debt has a fluctuating interest rate based upon a current market index. The carrying amount of the acquisition notes payable approximate their fair value.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

3. SUMMARY OF                 RECENT ACCOUNTING PRONOUNCEMENTS
   SIGNIFICANT
   ACCOUNTING                 In June 2001, the Financial Accounting Standards
   POLICIES                   Board finalized SFAS 141, Business Combinations,
   (CONTINUED)                and SFAS 142, Goodwill and Other Intangible
                              Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

                              The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $43.8 million. Amortization expenses during the year ended December 31, 2001 was $1.5 million. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its consolidated financial position and consolidated results of operation.

                              In October 2001, the FASB issued SFAS 144,
                              Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The Statement is effective for year-ends beginning after December 15, 2001.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

3. SUMMARY OF                 RECLASSIFICATION
   SIGNIFICANT
   ACCOUNTING                 Certain reclassifications have been made to
   POLICIES                   conform the prior year's amounts to the current
   (CONTINUED)                year's presentation.

4. PENDING MERGER             On March 6, 2001, the Company announced it is
   WITH ENGLE                 considering the possible merger of NHC with Engle
   HOMES                      Holdings Corp. (Engle). Engle is a wholly owned
                              subsidiary of TOI. Engle, through its wholly owned operating subsidiary, Engle Homes, is primarily engaged in the sale of single-family residences in Florida, Texas, Colorado, Arizona and Virginia.
                              The Special Committee of the Company's independent directors is reviewing the transaction and will make a recommendation to the Company's full board.
                              There are no assurances that the Special Committee will either recommend the merger or that such a merger will be consummated. Any merger would also be subject to execution of a definitive agreement, certain regulatory and other approvals as well as the approval of various lenders of Engle, NHC and TOI. If the merger is consummated, it is contemplated that shares of Engle Holdings would be exchanged for shares of NHC. During 2001, in connection with the proposed merger, the Company incurred approximately $779,000 in legal and related costs. These costs are included in merger and related expenses in the accompanying statement of income.

                              The Company was notified of the filing of two lawsuits against certain officers, directors and subsidiaries of the Company, challenging any transaction between the Company and Engle Holdings as a violation of fiduciary duty. Given the fact that there is no transaction agreed to between the Company and Engle, the Company believes the lawsuits are without merit, and the Company intends to vigorously defend itself and its directors.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

5. INVENTORY                  Inventory consists of the following as of December
                              31, (in thousands):


                                                                               2001              2000
                                                                           ------------      ------------

                              Lots and land held for development           $     86,008      $     77,414
                              Residences completed and under construction       147,300           150,583
                              Models                                             19,465            18,715
                                                                           ------------      ------------
                                                                           $    252,773      $    246,712
                                                                           ============      ============


                              A summary of interest capitalized in inventory is as follows (in thousands):

                              YEARS ENDED DECEMBER 31,
                                                                               2001             2000           1999
                                                                            -----------     -----------     -----------


                              Interest capitalized, beginning of period     $     7,323     $     6,672     $     5,516
                              Interest incurred                                  12,090          15,730          13,265
                              Less interest included in:
                                 Cost of sales                                   11,814          11,797          10,264
                                 Interest expense                                 1,116           3,282           1,845
                                                                            -----------     -----------     -----------

                              Interest capitalized, end of period           $     6,483     $     7,323     $     6,672
                                                                            ===========     ===========     ===========


                              In the ordinary course of business, the Company enters into contracts to purchase lots and land held for lot development. At December 31, 2001 and 2000, the Company had nonrefundable deposits aggregating $2.0 million and $1.8 million, respectively, included in other assets in the accompanying consolidated statements of financial condition, for lots and land with a related purchase price of approximately $64.1 million and $98.2 million, respectively. The Company's liability for nonperformance under such contracts is limited to forfeiture of the related deposits.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

5. INVENTORY                  During 2001, through Westbrooke, the Company
   (CONTINUED)                entered into an option arrangement with
                              Durham-Florida Properties, LLC (Durham) to acquire developed lots with a total estimated contract price of $16.4 million. Under this option arrangement, the Company has placed a $3.7 million financial guarantee bond with Durham, which is reduced on a pro rata basis as lots are purchased by Westbrooke. This bond is guaranteed by the Company Under this arrangement, Westbrooke can cancel this agreement to purchase the land by forfeiture of Westbrooke's bond. Although
                              Westbrooke does not have legal title to the assets of Durham and has not guaranteed the liabilities, Westbrooke does exercise certain rights of ownership over Durham's assets, and as a result, the Company has included these assets in inventory with a corresponding liability in consolidated land bank obligations in the accompanying statement of financial condition.

                              During 2001, through Westbrooke, the Company sold to Park/Walnut Creek Investors, LLC (Walnut Creek) certain undeveloped real estate tracts. Walnut Creek is owned by several of the executive officers of Westbrooke. The Company has placed deposits, entered into a number of agreements, including an option contract and construction contract with Walnut Creek, to develop and buy back fully developed lots from time to time subject to the terms and conditions of such agreements. Additionally, under these agreements, the Company can cancel the agreement to purchase the land by forfeiture of the Company's deposits. The Company believes that the terms of the purchase contract and the terms of the related option and development contracts were comparable to those available from unaffiliated parties. As of December 31, 2001, the remaining value of lots that can be acquired by the Company approximates $4.3 million. Although Westbrooke does not have legal title to the assets of Walnut Creek, Westbrooke does exercise certain rights of ownership, and as a result, the Company has included these assets in inventory with a corresponding liability in consolidated land bank obligations in the accompanying consolidated statement of financial condition.

                              As a result of the above transactions, the Company has included in its consolidated statement of financial condition inventory of approximately $13 million and consolidated land bank obligations of approximately $13 million. These obligations are at market interest rates and are repaid based on lot closings with a final maturity through January 31, 2004.

6. CONSOLIDATED               The Company acquired a 75% interest in Silver Oak
   JOINT VENTURES             Trails, L.P., a land development joint venture for
                              a net initial investment of $2.9 million. The operations of Silver Oak Trails, L.P. are

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES
                              consolidated with the operations of the Company. Silver Oak Trails, L.P. earned $0.4 million of which $0.1 million is classified as minority interest in the accompanying consolidated statement of income for the year ending December 31, 2001.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

7. CONSTRUCTION               On June 27, 2000, the Company entered into a
   AND ACQUISITION            syndicated $150 million secured revolving credit
   LOANS PAYABLE              facility with six banks, which matures on June 27,
                              2003, with annual options for one-year extensions.
                              This credit facility has been used to finance the acquisition and development of residential subdivisions, the purchase of developed lots and the construction of homes in the Texas, Tennessee and North Carolina markets.


                              Construction loans payable consist of the following at December 31, (in thousands):

                                                                                                     2001              2000
                                                                                                  ------------     ------------

                      Construction and lot loans with financial institutions, collateralized by lots and single family residences completed or under
                         construction, bearing interest at LIBOR plus 175 basis points to prime rate (4.20% to 4.75% at December 31, 2001), maturing upon
                         completion and closing of the homes                                      $    102,694     $     97,132

                      Development and land acquisition loans with financial institutions, collateralized by deeds of trust on property, with maturing dates ranging from June, 2003 through December, 2004, bearing interest at
                         LIBOR plus 175 basis points to prime rate plus 1% (4.20% to 5.75% at
                         December 31, 2001)                                                             17,819           29,784

                      Other                                                                              1,145              630
                                                                                                  ------------     ------------
                                                                                                  $    121,658     $    127,546
                                                                                                  ============     ============

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

7. CONSTRUCTION               Maturities on construction loans payable at
   AND ACQUISITION            December 31, 2001 are as follows (in thousands):
   LOANS PAYABLE
   (CONTINUED)




                              December 31,
                              ------------
                                 2002                   $     120,607
                                 2003                             100
                                 2004                             107
                                 2005                             114
                                 2006                             121
                                 Thereafter                       609
                                                        -------------
                                                        $     121,658
                                                        =============

                              Construction and lot loans are generally repaid as sales of individual homes are closed and, therefore, are considered current at December 31, 2001. At December 31, 2001, the Company had lines of credit commitments for construction loans totaling approximately $221 million, of which $20 million was available to draw down.

                              Certain of the Company's lenders require, among other things, that the Company maintain minimum tangible net worth levels and debt to tangible net worth ratios. At December 31, 2001, the Company was in compliance with such requirements. Certain debt agreements of NHC's subsidiaries restrict the subsidiaries' ability to pay dividends or advance funds to NHC to the extent that the payment would put the subsidiary in violation of debt covenants.

                              In connection with NHC's acquisition of
                              Westbrooke, the Company has remaining notes which are payable in annual installments of $2.4 million beginning in January 1999. The Company made its first installment of $2.4 million in 1999. The remaining notes totaling $9.9 million bear interest at 6.45% payable annually. As indicated in Note 2, additional consideration paid as a result of the change of control resulted in an additional $4.6 million promissory note. During 2000, the Company made further payments on acquisition loans of $3.4 million. At December 31, 2001 and 2000, the total acquisition notes payable to Westbrooke's prior majority owner was approximately $7.4 million and $11.1 million, respectively.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

8. RELATED PARTY              While a subsidiary of PUSA, the Company purchased
   TRANSACTIONS               insurance policies from an affiliated insurance
                              broker. The affiliated entity earned commissions of $155,000 in 1999 with respect to such policies.
                              From January 1, 2000 to December 15, 2000 the
                              Company continued to utilize the services of the PUSA affiliate. As of December 15, 2000, the
                              Company purchased insurance under the TOI umbrella policy. As a result, the Company currently makes payments directly to an unaffiliated broker. Also, while a subsidiary of PUSA, the Company purchased demographic and economic research information through an affiliate for $57,000 in 1999.

                              In 2000, the Company entered into a purchasing agreement with its parent, Technical Olympic S.A. The agreement provided that Technical Olympic S.A. would purchase certain of the materials and supplies necessary for operations and sell them to the Newmark entities, all in an effort to consolidate the purchasing function. Although Technical Olympic S.A. would incur certain franchise tax expense, Newmark and its subsidiaries would not be required to pay such additional purchasing liability. Technical Olympic S.A. purchased $137 million and $51 million of materials and supplies on behalf of Newmark and its subsidiaries during the years ended December 31, 2001 and 2000, respectively. This agreement was terminated effective June 30, 2001.

                              In 2000, the Company entered into a management services agreement with TOI, whereby TOI will provide certain advisory, administrative and other services. For the years ended December 31, 2001 and 2000, the Company paid $1.9 million and $1.5 million, respectively. These expenses are included in selling, general and administrative expenses in the accompanying statements of income.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

9. INCOME TAXES               Components of income tax expense consist of the
                              following (in thousands):


                              YEAR ENDED DECEMBER 31,              2001             2000            1999
                                                                 ----------      ----------      ----------

                              Current:
                                 Federal                         $   12,863      $   14,247      $    9,984
                                 State                                  880             965              57
                                                                 ----------      ----------      ----------
                                                                     13,743          15,212          10,041
                                                                 ----------      ----------      ----------

                              Deferred:
                                 Federal                                237            (360)           (340)
                                 State                                   16              --              --
                                                                 ----------      ----------      ----------
                                                                        253            (360)           (340)
                                                                 ----------      ----------      ----------
                                                                 $   13,996      $   14,852      $    9,701
                                                                 ==========      ==========      ==========


                              The difference between total reported income taxes and expected income tax expense computed using the federal statutory income tax rate of 35% for 2001, 2000 and 1999 is reconciled as follows (in thousands):


                              YEAR ENDED DECEMBER 31,                          2001              2000             1999
                                                                           ------------      ------------     ------------
                              Computed income tax expense at statutory
                                 rate                                      $     13,591      $     14,190     $      9,481
                              Non-deductible goodwill amortization
                                                                                     --                --              208
                              State taxes, net of federal benefit                   579               627               38
                              Other                                                (174)               35              (26)
                                                                           ------------      ------------     ------------
                              Income taxes                                 $     13,996      $     14,852     $      9,701
                                                                           ============      ============     ============

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

9. INCOME TAXES      Significant temporary differences that give rise to the
   (CONTINUED)       deferred tax assets and liabilities are as follows (in
                     thousands):


                              DECEMBER 31,                                                    2001              2000
                                                                                          ------------      ------------
                              Deferred tax assets:
                                 Warranty reserve                                         $        874      $        366
                                 Property, premises and equipment, principally due to
                                   differences in depreciation                                      75                28
                                 Inventory                                                         194               350
                                 Other                                                             129               160
                                                                                          ------------      ------------
                              Total deferred tax assets                                          1,272               904
                                                                                          ------------      ------------

                              Deferred tax liabilities:
                                 Amortizable intangibles                                          (997)             (381)
                                 Other                                                             (13)               (8)
                                                                                          ------------      ------------
                              Total deferred tax liabilities                                    (1,010)             (389)
                                                                                          ------------      ------------
                              Net deferred tax asset                                      $        262      $        515
                                                                                          ============      ============



                    The net deferred tax assets included in other assets in the accompanying consolidated statement of financial condition at December 31, 2001 and 2000 was $262,000 and $515,000,
                    respectively. Management of the Company believes that it is more likely than not that the gross deferred tax assets will be realized or settled due to the Company's ability to generate taxable income exclusive of reversing timing differences. Accordingly, no valuation allowance was established at December 31, 2001 and 2000.

                    Included in other liabilities in the accompanying consolidated statements of financial condition is approximately $1.7 million and $.6 million payable to TOI at December 31, 2001 and 2000, respectively under the terms of the tax sharing agreements. Payments of $12.7 million and $15.3 million were made to TOI for federal income taxes during 2001 and 2000, respectively, and $10.7 million to PUSA for federal income taxes during 1999.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

9. INCOME TAXES               The Internal Revenue Code Section 338(h)(10)
   (CONTINUED)                election discussed in Note 2 resulted in the
                              creation of amortizable goodwill for tax purposes in excess of amortizable goodwill for financial statement purposes. Accordingly, the Company recognized a new deferred tax asset of approximately $.2 million at December 16, 1999.
                              From December 16, 1999, the goodwill reflected in the financial statements of approximately $46 million will be amortized on a straight-line basis over a period of thirty years; whereas, the goodwill for tax purposes of approximately $46.5 million will be amortized on a straight-line basis over a period of fifteen years.

10. COMMITMENTS AND           The Company leases office premises and equipment
    CONTINGENCIES             under noncancellable operating leases. Future
                              minimum payments under these noncancellable operating leases for the fiscal years ending on December 31 are as follows (in thousands):


                              December 31,
                              ------------
                                 2002                                  $    620
                                 2003                                       548
                                 2004                                       368
                                 2005                                       213
                                 2006                                       217
                                                                       --------
                                                                       $  1,966
                                                                       ========


                              Rental expense for the years ended December 31, 2001, 2000 and 1999 aggregated, $745,000, $662,000 and $425,000, respectively.

                              The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

                              The Company provides homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. The Company generally has recourse against its subcontractors for claims relating to workmanship and materials. The Company also provides a ten-year homeowner's warranty through a single national contract with a third party. This warranty generally covers major structural defects. Estimated warranty costs are recorded at the

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

10. COMMITMENTS AND           time of sale. Total warranty expense for the year
    CONTINGENCIES             ended December 31, 2001, 2000 and 1999 was $3.6
    (CONTINUED)               million, $4.2 million and $3.2 million,
                              respectively. As of December 31, 2001 and 2000, the liability accrued by the Company for warranty costs was $2.5 million and $2.5 million, respectively, and was included in other liabilities.

                              The Company has secured letter of credit facilities, which are used to issue letters of credit, which guarantee Westbrooke's performance of certain development and construction obligations. At December 31, 2001 and 2000, letters of credit aggregating $3.8 and $2.9 million, respectively, were outstanding under these facilities. No additional amounts are available under this facility.

11. STOCK OPTION              During 2001, the Company adopted the Newmark Homes
    PLAN                      Corp. Annual and Long-Term Incentive Plan (the
                              Plan) pursuant to which employees, consultants and directors of the Company, its subsidiaries and affiliated entities are eligible to receive options to purchase shares of common stock. Under the plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted under the Plan shall be 4,000,000. Pursuant to the Plan, no shares can be granted prior to consummation of the aforementioned merger between the Company and Engle. As a result, as of December 31, 2001, no options have been granted.

12. EMPLOYEE                  The Company has a 401 (k) Profit Sharing Plan (the
    BENEFIT PLAN              Plan). Under the terms of the Plan, the Company
                              matches 50% of employee's voluntary contributions up to a maximum of 6% of each participant's earnings. The Company's matching contributions to the Plan for the year ended December 31, 2001, 2000 and 1999 were $721,000, $681,000 and
                              $299,000, respectively. Effective December 16,
                              1999, this plan is being sponsored by TOI.

                                            NEWMARK HOMES CORP. AND SUBSIDIARIES

13. QUARTERLY RESULTS         Quarterly results for the years ended December 31,
    (UNAUDITED)               2001 and 2000 are reflected below (in thousands,
                              except per share amounts):


                                                    FOURTH          THIRD         SECOND          FIRST
                                                  -----------    -----------    -----------    -----------

          2001
          ----
          Revenue                                 $   178,557    $   163,011    $   155,565    $   132,816
          Operating income                              9,451         10,701         11,011          8,852
          Net income                                    5,689          6,708          7,263          5,053
          Basic and diluted earnings per share            .49            .58            .63            .44

          2000
          ----
          Revenue                                     193,382        146,207        164,491        136,426
          Operating income                             13,428          9,486         11,100          8,725
          Net income                                    8,132          5,655          6,580          5,324
          Basic and diluted earnings per share            .71            .49            .57            .46

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

                                   SCHEDULE I

                      NEWMARK HOMES CORP. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

              PARENT COMPANY ONLY STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2001 AND 2000

                             (DOLLARS IN THOUSANDS)



                                                                                2001          2000
                                                                              ---------    ---------
                                             ASSETS

Cash and cash equivalents .................................................   $     587    $     120
Investments in and equity in net assets of subsidiaries ...................     113,747       96,258
Goodwill ..................................................................      43,814       45,354
Other assets ..............................................................         482          629
                                                                              ---------    ---------
          Total assets ....................................................   $ 158,630    $ 142,361
                                                                              =========    =========


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Acquisition notes payable .................................................   $   5,433    $   6,650
Other liabilities .........................................................        (615)         402
                                                                              ---------    ---------
          Total liabilities ...............................................       4,818        7,052
                                                                              ---------    ---------
Stockholders' Equity:
       Common stock .......................................................         115          115
       Additional paid in capital .........................................     106,855      106,855
       Retained earnings ..................................................      46,842       28,339
                                                                              ---------    ---------
          Total Stockholders' Equity ......................................     153,812      135,309
                                                                              ---------    ---------
          Total Liabilities and Stockholders' Equity ......................   $ 158,630    $ 142,361
                                                                              =========    =========



                    PARENT COMPANY ONLY STATEMENTS OF INCOME

                             (DOLLARS IN THOUSANDS)

                                                                                               PERIOD FROM      PERIOD FROM
                                                                                               DECEMBER 16,      JANUARY 1,
                                                                YEAR ENDED      YEAR ENDED       1999 TO          1999 TO
                                                               DECEMBER 31,     DECEMBER 31,    DECEMBER 31,    DECEMBER 15,
                                                                  2001             2000            1999            1999
                                                               -------------   -------------   -------------   -------------
Equity in earnings of subsidiaries
    (net of taxes) .........................................   $      29,744   $      28,846   $       2,730   $      15,183
Other expenses .............................................           5,031           3,155              82             446
                                                               -------------   -------------   -------------   -------------
Net income .................................................   $      24,713   $      25,691   $       2,648   $      14,737
                                                               =============   =============   =============   =============

                      NEWMARK HOMES CORP. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                             (DOLLARS IN THOUSANDS)

                                                                                                    PERIOD FROM     PERIOD FROM
                                                                                                      DECEMBER       JANUARY 1,
                                                                                                        1999            1999
                                                                    YEAR ENDED      YEAR ENDED           TO              TO
                                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 15,
                                                                       2001            2000             1999            1999
                                                                    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................   $     24,713    $     25,691    $      2,648    $     14,737
   Adjustments to reconcile net income to cash from operating activities:
       Change in other assets ...................................          1,687            (180)           (138)           (132)
       Change in other liabilities ..............................         (1,017)           (707)             16             363
       Equity in undistributed earnings of subsidiaries .........        (29,744)        (28,846)         (2,730)        (15,183)
                                                                    ------------    ------------    ------------    ------------
Net cash used in operating activities ...........................         (4,361)         (4,042)             72            (215)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Dividends from subsidiaries ..................................         12,255           8,583              --           2,880
   Capital contributions to subsidiaries ........................             --          (4,567)             --          (2,000)
                                                                    ------------    ------------    ------------    ------------
Net cash provided by investing activities .......................         12,255           4,016              --             880
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on acquisition loan .......................         (1,217)           (950)             --              --
   Dividends paid ...............................................         (6,210)             --              --              --
                                                                    ------------    ------------    ------------    ------------
Net cash used in financing activities ...........................         (7,427)           (950)             --              --

Net change in cash and cash equivalents .........................            467            (976)             72             665

Cash and cash equivalents at the beginning of the period ........            120           1,096           1,024             359
                                                                    ------------    ------------    ------------    ------------
Cash and cash equivalents at the end of the period ..............   $        587    $        120    $      1,096    $      1,024
                                                                    ============    ============    ============    ============

                      NEWMARK HOMES CORP. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

          PARENT COMPANY ONLY NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition or formation. The Company's share of net income or loss of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2.  ACQUISITION LOANS PAYABLE

In connection with the Company's acquisition of Westbrooke Communities, Inc. (Westbrooke), the Company has remaining acquisition loans payable to Westbrooke's prior majority owner. These notes bear interest at 6.45% and are payable in annual installments. At December 31, 2001 and 2000, the remaining unpaid balance of these loans was approximately $5.4 million and $6.6 million, respectively.

3.  DIVIDENDS FROM SUBSIDIARIES

Cash dividends paid to Newmark Homes Corp. from the Company's consolidated subsidiaries for the years ended December 31, 2001 and 2000, and for the period from January 1, 1999 to December 15, 1999 were $12,255,000, $8,583,000 and
$2,880,000, respectively.

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER      REF                          EXHIBIT
   -------     ---                          -------
     2.1       (1)    Stock Purchase Agreement dated January 15, 1998 among
                      James Carr, Westbrooke Communities, Inc., Westbrooke at
                      West Lake, Inc., Westbrooke at Winston Trails, Inc.,
                      Westbrooke at Pembroke Pines, Inc., Westbrooke at Oak
                      Ridge Inc., Harold L. Eisenacher, Leonard R. Chernys,
                      Diana Ibarria, The Westbrooke Partnership, Pacific USA
                      Holdings Corp., Newmark Homes Corp., and Westbrooke
                      Acquisition Corp.

   2.1(b)      (4)    Amendment to Stock Purchase Agreement dated December 15,
                      1999 among James Carr, Westbrooke Communities, Inc.,
                      Westbrooke at West Lake, Inc., Westbrooke at Winston
                      Trails, Inc., Westbrooke at Pembroke Pines, Inc.,
                      Westbrooke at Oak Ridge, Inc., Harold L. Eisenacher,
                      Leonard R. Chernys and Diana Ibarria, The Westbrooke
                      Partnership, Pacific USA Holdings Corp., Newmark Homes
                      Corp. and Westbrooke Acquisition Corp.

   2.1(c)      (5)    Second Amendment to Stock Purchase Agreement dated January
                      15, 2001 among James Carr, Westbrooke Communities, Inc.,
                      Westbrooke at West Lake, Inc., Westbrooke at Winston
                      Trails, Inc., Westbrooke at Pembroke Pines, Inc.,
                      Westbrooke at Oak Ridge, Inc., Harold L. Eisenacher,
                      Leonard R. Chernys and Dianna Ibarria, The Westbrooke
                      Partnership, Newmark Homes Corp. and Westbrooke
                      Acquisition Corp.

     2.3       (2)    Stock Purchase Agreement dated November 24, 1999 between
                      Pacific Realty Group, Inc., Pacific USA Holdings Corp.,
                      and Technical Olympic USA, Inc.

     2.4       (6)    Agreement and Plan of Merger dated February 12, 2001 among
                      Newmark Homes Corp., a Delaware corporation, and Newmark
                      Homes Corp., a Nevada corporation.

     3.1       (6)    Articles of Incorporation.

     3.2       (6)    Bylaws.

    10.1       (1)    Form of Tax Allocation Agreement between Pacific USA and
                      various affiliates and subsidiaries, of Pacific USA,
                      including the Registrant, dated April 28, 1992.

    10.2       (1)    Form of Amendment to Tax Agreement.

    10.3       (4)    Tax Indemnity and Allocation Agreement dated December 15,
                      1999 among Pacific USA Holdings Corp., Pacific Realty
                      Group, Inc., Newmark Homes Corp. and Technical Olympic
                      USA, Inc.

    10.4       (1)    Employment Agreement between Newmark Homes Corp. and Terry
                      White dated January 1, 1998.

    10.5       (1)    Employment Agreement Between Newmark Homes Corp. and J.
                      Eric Rome dated January 1, 1998.

   10.6(a)     (4)    Second Amended and Restated Employment Agreement Between
                      Westbrooke Communities, Inc. and James Carr dated December
                      15, 1999.

   10.6(b)     (4)    Amended and Restated Non-Competition Agreement dated
                      December 15, 1999 among Westbrooke Communities, Inc.,
                      Westbrooke at West Lake, Inc., Westbrooke at Winston
                      Trails, Inc., Westbrooke at Pembrook Pines, Inc.,
                      Westbrooke at Oak Ridge, Inc., The Westbrooke Partnership,
                      Westbrooke Acquisition Corp. and James Carr.

    10.7       (4)    Amended and Restated Employment Agreement between Newmark
                      Home Corporation and J. Michael Beckett dated March 1,
                      2000.

    10.8       (4)    Form of Tax Allocation Agreement between Technical Olympic
                      USA, Inc. and various affiliates and subsidiaries,
                      including Newmark Homes Corp. and its subsidiaries.

    10.9       (3)    Credit Agreement among Newmark Homes, L.P. and Bank of
                      America, N.A. as Administrative Agent, Swing Line Lender
                      and Letter of Credit Issuing Lender and Other Financial
                      Institutions Party Hereto dated June 27, 2000.


   EXHIBIT
   NUMBER      REF                          EXHIBIT
   -------     ---                          -------
   10.9(a)     (7)    First Amendment to the Credit Agreement among Newmark
                      Homes, L.P. and Bank of America, N.A. as Administrative
                      Agent, Swing Line Lender and Letter of Credit Issuing
                      Lender and Other Financial Institutions Party Hereto dated
                      January 1, 2001

   10.9(b)     (8)    Second Amendment to the Credit Agreement among Newmark
                      Homes, L.P. and Bank of America, N.A. as Administrative
                      Agent for Itself and Other Entities dated December 1, 2001

    10.10      (3)    Guaranty Agreement among Newmark Homes Corp. and Newmark
                      Homes Corporation in favor of Bank of America, N.A. and
                      the Lenders under the Credit Agreement dated June 27,
                      2000.

    10.11      (3)    Management Services Agreement between Newmark Homes Corp.
                      and Techolym, L.P. dated June 1, 2000.

    10.12      (3)    Amended and Restated Employment Agreement between Newmark
                      Homes Corporation and Lonnie M. Fedrick dated May 12, 2000 effective January 1, 2000.

    10.13      (9)    Form of Indemnification Agreement effective March 1, 2001.

    11.1       (5)    Statement relating to computation of per share earnings.

    21.1       (5)    List of subsidiaries.

     (1) Filed as part of the Registrant's Registration Statement on Form S-1, Amendment Number 1, filed with the Securities and Exchange Commission on March 5, 1998, File No. 333-42213 and incorporated herein by reference.

     (2) Filed as Exhibit 2.1 of registrant's Current Report on Form 8K dated December 22, 1999 and incorporated herein by reference.

     (3) Filed as part of the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2000 and incorporated herein by reference.

     (4) Filed as part of the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000, File no. 000-23677 and incorporated herein by reference.

     (5) Filed as part of Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2001, File No. 000-23677 and incorporated herein by reference.

     (6) Filed as part of the Registrant's Current Report on Form 8-K dated March 23, 2001 and incorporated herein by reference.

     (7) Filed as part of the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001 and incorporated herein by reference.

     (8)  Filed herewith.

     (9) Filed as part of the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001 and incorporated herein by reference.