Form 10-Q
period 2002-03-31
NEWMARK HOMES CORP
filed 2002-05-15
CIK 1046578

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ----     ----

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


Title                                    Outstanding
Common Stock, par value $0.01            11,500,000 shares as of March 31, 2002

                               NEWMARK HOMES CORP.

                                      INDEX

                                                                                               PAGE
                                                                                               ----

PART I.           Financial Information........................................................  4

       ITEM 1.    Financial Statements.........................................................  4

                  Consolidated Statements of Financial Condition...............................  4
                  Consolidated Statements of Income............................................  5
                  Consolidated Statements of Cash Flows........................................  6
                  Notes to the Consolidated Financial Statements...............................  7

       ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................ 10

       ITEM 3.    Changes in Information about Market Risk..................................... 15

PART II.          Other Information............................................................ 15

       ITEM 1.    Legal Proceedings............................................................ 15

       ITEM 2.    Changes in Securities........................................................ 16

       ITEM 3.    Defaults Upon Senior Securities.............................................. 16

       ITEM 4.    Submission of Matters to a Vote of Security Holders.......................... 16

       ITEM 5.    Other Information............................................................ 16

       ITEM 6.    Exhibits and Reports on Form 8-K............................................. 17

                  Exhibits..................................................................... 17

                  Reports on Form 8-K.......................................................... 17

                  Signatures................................................................... 18


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Newmark Homes Corp. and Subsidiaries

                 Consolidated Statements of Financial Condition

                      (In thousands, except share amounts)
                                  (unaudited)

                                                                            MARCH 31,     DECEMBER 31,
                                                                              2002            2001
                                                                            ---------     ------------
ASSETS
Cash and cash equivalents ..........................................        $ 11,878        $  9,719
Inventory ..........................................................         165,746         162,233
Property, premises and equipment, net of accumulated depreciation
  of $6,925 and $6,321 in 2002 and 2001, respectively ..............           5,859           5,220
Other assets .......................................................           8,599           4,841
Goodwill, net of accumulated amortization of $3,136
  in 2002 and 2001 .................................................          42,914          42,914
Westbrooke assets held for sale ....................................         100,993         117,160
                                                                            --------        --------
Total assets .......................................................        $335,989        $342,087
                                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities ...........................        $ 16,928        $ 15,831
Customer deposits ..................................................           4,519           3,680
Construction loans payable .........................................          91,377          87,428
Acquisition notes payable ..........................................           3,685           5,434
Other liabilities ..................................................           1,264           4,003
Westbrooke liabilities associated with assets held for sale ........          60,640          71,800
                                                                            --------        --------
Total liabilities ..................................................         178,413         188,176

Minority interest in consolidated subsidiaries .....................              99              99

Commitments and contingencies ......................................              --              --

Stockholders' equity:
   Common stock--$.01 par value; 30,000,000 shares
     authorized and 11,500,000 shares issued and outstanding .......             115             115
   Additional paid-in capital ......................................         106,855         106,855
   Retained earnings ...............................................          50,507          46,842
                                                                            --------        --------
Total stockholders' equity .........................................         157,477         153,812
                                                                            --------        --------
Total liabilities and stockholders' equity .........................        $335,989        $342,087
                                                                            ========        ========

See accompanying notes.

                      Newmark Homes Corp. and Subsidiaries

                       Consolidated Statements of Income

                      (In thousands, except share amounts)
                                  (unaudited)


                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                             ---------------------------------
                                                                  2002                 2001
                                                             ------------         ------------
Revenues ............................................        $     84,656         $     95,900
Cost of sales .......................................              68,571               75,902
                                                             ------------         ------------
Gross profit ........................................              16,085               19,998
Equity in earnings from unconsolidated
  subsidiaries ......................................                 268                  140
Selling, general and administrative expenses ........             (11,685)             (12,466)
Depreciation and amortization .......................                (192)                (594)
                                                             ------------         ------------
Operating income ....................................               4,476                7,078
Other income (expense):
   Interest expense .................................                 (67)              (1,075)
   Other, net .......................................                   8                 (128)
                                                             ------------         ------------
Income from continuing operations before income
  taxes .............................................               4,417                5,875
Income taxes ........................................               1,393                2,001
                                                             ------------         ------------
Income from continuing operations ...................               3,024                3,874
Discontinued operations:
   Income from discontinued operations ..............               1,044                1,910
   Income taxes .....................................                 403                  731
                                                             ------------         ------------
   Income from discontinued operations, net of tax ..                 641                1,179
                                                             ------------         ------------
Net income ..........................................        $      3,665         $      5,053
                                                             ============         ============

Earnings per common share (basic and diluted):
   From continuing operations .......................        $       0.26         $       0.34
   From discontinued operations .....................                0.06                 0.10
                                                             ------------         ------------
   Net income .......................................        $       0.32         $       0.44
                                                             ============         ============

Weighted average number of common shares outstanding:
   Basic and diluted ................................          11,500,000           11,500,000
                                                             ============         ============

See accompanying notes.

                      Newmark Homes Corp. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                 (In thousands)
                                  (unaudited)

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                -----------------------------

                                                                                                    2002             2001
                                                                                                ------------     ------------
Cash flows from operating activities:
   Net income ..........................................................................        $      3,665     $      5,053
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Income from discontinued operations ...............................................                (641)          (1,179)
     Depreciation and amortization .....................................................                 192              594
     Net (gain) loss on sale of property, premises and equipment .......................                  (3)              46
     Equity in earnings from unconsolidated subsidiaries ...............................                (268)            (140)
     Changes in operating assets and liabilities:
        Inventory and land held for development, net ...................................              (3,514)          (5,448)
        Receivables ....................................................................                 (80)          (3,405)
        Other assets ...................................................................              (1,045)            (530)
        Payable to affiliates ..........................................................                 961            3,059
        Accounts payable and accrued liabilities .......................................                 739            1,683
        Other liabilities ..............................................................                 707             (263)
                                                                                                ------------     ------------
        Net cash provided by (used in) operating activities ............................                 713             (530)

 Cash flows from investing activities:
   Purchases of property, premises and equipment .......................................                (846)            (221)
   Proceeds from sales of property, premises and equipment .............................                  17               88
   Investment in unconsolidated subsidiaries ...........................................              (2,286)            (100)
   Distributions from unconsolidated subsidiaries ......................................                 333              186
                                                                                                ------------     ------------
        Net cash used in investing activities ..........................................              (2,782)             (47)

Cash flows from financing activities:
   Proceeds from advances on construction loans payable ................................              29,460           46,835
   Principal payments on construction loans payable ....................................             (25,509)         (34,812)
   Principal payments on acquisition notes payable .....................................              (1,749)          (1,216)
   Dividends ...........................................................................                 -0-           (6,210)
                                                                                                ------------     ------------
        Net cash provided by financing activities ......................................               2,202            4,597
                                                                                                ------------     ------------
Net cash provided by operations ........................................................                 133            4,020
Net cash provided by discontinued operations ...........................................               2,026            2,187
                                                                                                ------------     ------------
Increase in cash .......................................................................               2,159            6,207
Cash and cash equivalents, beginning of period .........................................               9,719            6,173
                                                                                                ------------     ------------
Cash and cash equivalents, end of period ...............................................        $     11,878     $     12,830
                                                                                                ============     ============
Supplemental disclosures of cash flow information: Cash paid for:
   Interest ............................................................................        $      1,312     $      2,671
                                                                                                ============     ============
   Income taxes ........................................................................        $         85     $         33
                                                                                                ============     ============

See accompanying notes to the condensed consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

ORGANIZATION

Newmark Homes Corp. and subsidiaries (the "Company") is an 80% owned subsidiary of Technical Olympic, Inc. ("TOI"). On December 15, 1999, TOI acquired 80% of the Company in a stock purchase transaction. The Company was formed in December 1994 to serve as a real estate holding company.

The Company's primary subsidiaries are as follows:

                      SUBSIDIARY                                             NATURE OF BUSINESS
                      ----------                                             ------------------

Newmark Homes Corporation ("Newmark")................   Designs, builds and markets single-family residential homes in Texas, Tennessee and North Carolina - formed in 1983

Westbrooke Companies, Inc. ("Westbrooke")............   Designs, builds and markets single-family residential homes and develops residential lots in South Florida - formed in
                                                        1976

Pacific United Development Corporation                  Develops residential lots in Texas and Tennessee - formed in
("PUDC").............................................   1993

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

INTERIM PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements included as part of this 10-Q filing should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results from operations and cash flows for the periods presented. Results of operations achieved through March 31, 2002 are not necessarily indicative of those which may be achieved for the year ended December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company adopted SFAS 142 on January 1, 2002. The impairment test of goodwill performed by the Company at January 1, 2002 indicated no impairment. Application of the provisions of SFAS 142 by the Company resulted in the elimination of goodwill amortization expense in the first quarter of 2002. Results reported for the first quarter of 2001 included after tax goodwill amortization expense of $0.4 million. Elimination of this amortization expense would have resulted in net income of $5.4 million for the three months ended March 31, 2001 and an increase of $0.03 in both basic and diluted earnings per share from the amounts reported to $0.47.

RECLASSIFICATION

Certain reclassifications have been made to conform the prior year's amounts to the current year's presentation.

NOTE 2.  INVENTORY

Inventory balances at March 31, 2002 and December 31, 2001 consist of the following (in thousands):


                                                          MARCH 31,      DECEMBER 31,
                                                            2002            2001
                                                        ------------    ------------

     Lots and land held for development ........        $     41,591    $     49,223
     Residences completed and under construction             113,223         102,542
     Models ....................................              10,932          10,468
                                                        ------------    ------------
               Total ...........................        $    165,746    $    162,233
                                                        ============    ============


NOTE 3.  CAPITALIZED INTEREST

A summary of interest capitalized in inventory is as follows (in thousands):



                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           -----------------------
                                                               2002        2001
                                                           ---------     ---------
          Interest capitalized, beginning
             of period ............................        $   2,792     $   2,063
          Interest incurred .......................            1,094         2,286
          Less interest included in:
             Cost of sales ........................              801         1,335
             Interest expense .....................               67         1,075
                                                           ---------     ---------
          Interest capitalized, end
             of period ............................        $   3,018     $   1,939
                                                           =========     =========

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

NOTE 6.  SUBSEQUENT EVENT

During March 2002, management of the Company committed to a plan to dispose of Westbrooke. Pursuant to this plan of disposition, the Company would sell 100% of the common stock of Westbrooke.

On April 8, 2002, the Company signed a definitive agreement for the sale of Westbrooke to Standard Pacific Corp. ("Standard Pacific") for approximately $41.0 million in cash. This sale was completed on April 15, 2002. An adjustment (either upwards or downwards) to the purchase price may occur within 90 days of the closing date of the sale based on Westbrooke's net income from January 1, 2002 through the closing date. In addition, Standard Pacific satisfied approximately $54.4 million of Westbrooke's debt that includes approximately $14.2 million of intercompany liabilities owed to the Company. The Company expects to realize a gain of approximately $4.9 million that will be reflected in the second quarter, subject to certain adjustments explained above. Accordingly, as of March 31, 2002, management has determined that in accordance with SFAS 144, the criteria to classify the Westbrooke assets as held for sale were met. Results of Westbrooke's operations have been classified as discontinued operations, and prior periods have been restated. Included in income from discontinued operations are revenues of $38.7 million and $36.9 million for the three months ended March 31, 2002 and 2001, respectively.

The following major classes of assets and liabilities have been classified as held for sale in the accompanying statements of financial condition (in thousands):


                                                              MARCH 31,      DECEMBER 31,
                                                                2002             2001
                                                           -------------     ------------
Cash .................................................     $       6,960     $     15,103
Inventory ............................................            87,543           90,540
Property, premises and equipment .....................             2,415            2,765
Other assets .........................................             4,075            8,752
                                                           -------------     ------------
Westbrooke assets held for sale ......................     $     100,993     $    117,160
                                                           =============     ============

Accounts payable and accrued liabilities .............     $       6,857     $     10,419
Customer deposits ....................................             7,748            7,671
Consolidated land bank obligations ...................             9,882           13,122
Construction and acquisition loans payable ...........            30,211           36,166
Other liabilities ....................................             5,942            4,422
                                                           -------------     ------------
Westbrooke liabilities associated with assets held for
  sale ...............................................     $      60,640     $     71,800
                                                           =============     ============

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

RESULTS OF OPERATIONS

      The Company designs, builds and sells single-family homes, town homes and patio homes in five markets in Texas and Tennessee. At March 31, 2002, the Company operated in 57 communities in its markets and had 486 homes under construction. The Company is also engaged in residential land acquisition and lot development and at March 31, 2002, the Company owned, or had under option contracts, 2,467 lots available for future home building.

      The Company's predecessor company was founded in Houston, Texas in 1983. In March 1995, the Company acquired The Adler Companies, Inc., which operated in southern Florida from 1990 until 2000. In January 1998, the Company acquired Westbrooke, which has operated in the Miami, Florida area since 1976. With the acquisition of Westbrooke, the Company wound down the operation of Adler by the end of 2000. The Company completed its initial public offering of common stock in March 1998. On December 15, 1999, TOI purchased 80% of the Company's outstanding common stock from Pacific Realty Group, Inc.

      On April 15, 2002, the Company sold all the stock of Westbrooke, its operations in Florida, to Standard Pacific for $41.0 million in cash, and the repayment by Standard Pacific of $54.4 million of Westbrooke's debt, including $14.2 million of intercompany liabilities owed to the Company. The purchase price is subject to adjustment (either upwards or downwards) within 90 days of the closing, based on Westbrooke's net income from January 1, 2002 through the closing date. The following analysis of financial condition and results of operations provided herein do not include the results of operations of Westbrooke which has been classified as held for sale in the accompanying financial statements.

      The Company derives its revenues primarily from two sources: (i) sales of homes and (ii) sales of land. The following table sets forth the Company's revenue by source and in total for the periods indicated:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                      -------------------------
                                         2002           2001
                                      ----------     ----------
                SOURCE
                Sales of homes.....   $   83,561     $   95,225
                Sales of land......        1,095            675
                                      ----------     ----------
                   Total ..........   $   84,656     $   95,900
                                      ==========     ==========

      The Company's principal expenses are (i) the cost of sales and (ii) selling, general and administrative expenses, or SG&A. Cost of sales reflects the cost of home construction and land purchases (including, in each case, capitalized interest and financing costs). SG&A includes administrative costs, advertising expenses, on-site marketing expenses and commission costs. The following table sets forth the Company's principal expenses by category and in total for the periods indicated:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                      -------------------------
                EXPENSES                  2002           2001
                --------              ----------     ----------

                Cost of sales......   $   68,571     $   75,902
                SG&A...............       11,685         12,466
                                      ----------     ----------
                   Total...........   $   80,256     $   88,368
                                      ==========     ==========

      The following table sets forth by region and in total for the Company the number of sales contracts executed (net of cancellations), homes closed, homebuilding revenue, average sales price and backlog in units and sales value for the periods indicated:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                         2002            2001
                                                     -----------     -----------
                                                       (Dollars in thousands)
Region:
Texas
                     Net sales contracts .........           351             380
                     Homes closed ................           240             300
                     Homebuilding revenue ........   $    69,080     $    85,548
                     Average sales price
                     per homes closed ............   $       288     $       285
                     Backlog at end
                     of period, homes ............           413             447
                     Backlog at end of
                     period, sales value .........   $   110,780     $   129,861

Mid-Atlantic(1)
                     Net sales contracts .........            62              62
                     Homes closed ................            42              29
                     Homebuilding revenue ........   $    14,481     $     9,677
                     Average sales price
                     per homes closed ............   $       345     $       334
                     Backlog at end
                     of period, homes ............            57              58
                     Backlog at end of
                     period, sales value .........   $    19,068     $    19,700

 Total
                     Net sales contracts .........           413             442
                     Homes closed ................           282             329
                     Homebuilding revenues .......   $    83,561     $    95,225
                     Average sales price
                     per home closed .............   $       296     $       289
                     Backlog at end of period,
                     homes .......................           470             505
                     Backlog at end of period,
                     sales value .................   $   129,848     $   149,561

(1)   Consists of the Company's operations in Tennessee and North Carolina.

      The following table sets forth certain historical operating data for the Company as a percentage of revenues:

                                                                THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                              2002           2001
                                                           ----------     ----------
               Cost of sales ......................             81.0%          79.1%
               Gross profit .......................             19.0%          20.9%
               SG&A ...............................             13.8%          13.0%
               Income from continuing operations
                 before income taxes ..............              5.2%           6.1%
               Income taxes(1) ....................             31.5%          34.1%
               Net income .........................              4.3%           5.3%

(1)    As a percentage of income from continuing operations before income taxes.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenues decreased by $11.2 million, or 11.7%, to $84.7 million in the three months ended March 31, 2002 from $95.9 million in the three months ended March 31, 2001. This decrease was primarily due to a decrease in the number of homes closed offset in part by an increase in the average selling price of homes closed and an increase in revenues from land sales. The number of homes closed declined by 47 homes, or 14.3%, to 282 in the three months ended March 31, 2002 from 329 in the three months ended March 31, 2001 due to general market conditions. The average selling price of homes closed increased by $7,000, or 2.4%, to $296,000 in the three months ended March 31, 2002 from $289,000 in the three months ended March 31, 2001. Revenue from home sales decreased by $11.6 million or 12.2%, to $83.6 million in the three months ended March 31, 2002 from $95.2 million in the three months ended March 31, 2001, primarily as a result of a decline in homes closed in Texas. Revenue from land sales increased by $0.4 million, or 62.2%, to $1.1 million in the three months ended March 31, 2002 from $0.7 million in the three months ended March 31, 2001, primarily as a result of an increase in land sold in Texas.

New net sales contracts decreased by 29 homes, or 6.6%, to 413 homes for the three months ended March 31, 2002 from 442 homes for the three months ended March 31, 2001 due to the general economic conditions in the Company's markets. The dollar amount of new net sales contracts decreased by $12.6 million, or 9.8%, to $115.7 million in the three months ended March 31, 2002 from $128.3 million in the three months ended March 31, 2001.

The Company operated in 57 communities at March 31, 2002 compared to 51 communities at March 31, 2001. As of March 31, 2002, the Company's backlog of sales contracts was 470 homes, a 6.9% decrease from 505 homes at March 31, 2001.

Cost of sales decreased by $7.3 million, or 9.7%, to $68.6 million, in the three months ended March 31, 2002 from $75.9 million in the three months ended March 31, 2001, primarily due to a decrease in the number of homes closed. As a percentage of revenues, cost of sales for the three months ended March 31, 2002 increased to 81.0% from 79.1% in the three months ended March 31, 2001. This increase in cost of sales as a percentage of revenues was due to a shift in the product mix of homes closed to lower margin homes. Cost of home sales decreased by $7.7 million, or 10.2%, to $67.6 million in the three months ended March 31, 2002 from $75.3 million in the three months ended March 31, 2001, primarily due to a decline in homes closed in Texas. Cost of land sales increased by $0.4 million, or 66.7%, to $1.0 million in the three months ended March 31, 2002 from $0.6 million in the three months ended March 31, 2001, primarily due to an increase in land sales in Texas.

Equity in earnings from unconsolidated subsidiaries, which are primarily earnings from certain mortgage origination and title operations in which Newmark has an ownership interest of less than 50%, increased by $0.2 million, or approximately 100%, to $0.3 million in the three months ended March 31, 2002 from $0.1 million in the three months ended March 31, 2001 due to increased earnings from certain financial service operations and land development joint ventures.

SG&A decreased by $0.8 million, or 6.3%, to $11.7 million in the three months ended March 31, 2002 from $12.5 million in the three months ended March 31, 2001. As a percentage of revenues, SG&A remained relatively constant, increasing to 13.8% in the three months ended March 31, 2002 from 13.0% in the three months ended March 31, 2001.

Income from continuing operations before income taxes decreased by $1.5 million, or 24.8%, to $4.4 million in the three months ended March 31, 2002 from $5.9 million in the three months ended March 31, 2001, primarily due to a decline in homes closed in Texas.

The Company's provision for income taxes decreased as a percentage of income from continuing operations before taxes to 31.5% in the three months ended March 31, 2002 compared to 34.1% in the three months ended March 31, 2001. The decrease was primarily a result of the timing difference associated with the deductibility of the amortization of goodwill for tax purposes and the result of no amortization of goodwill for the three months ended March 31, 2002 in accordance with Statement of Financial Accounting Standards No. 142.

Net income decreased by $1.4 million, or 27.5%, to $3.7 million, in the three months ended March 31, 2002 from $5.1 million for the three months ended March 31, 2001 primarily due to the decrease in home closings as described above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's financing needs historically have varied based primarily on its operations, sales volume, inventory levels, inventory turnover and land acquisitions. The Company's cash needs historically have been provided by cash flows from operations, and secured borrowings from financial institutions. At March 31, 2002, the Company had cash and cash equivalents of $11.9 million. Inventories (including finished homes and construction in progress, developed lots and other land) at March 31, 2002 were $165.7 million, an increase of $3.5 million from $162.2 million at December 31, 2001. This increase results from general growth in the Company's business. The Company's ratio of construction loans payable to total assets was 26.5% and 25.6% at March 31, 2002 and at December 31, 2001, respectively. The ratio of stockholders' equity to total assets increased during the three months to 46.9% at March 31, 2002 from 45.0% at December 31, 2001, primarily due to an increase in equity from earnings.

At March 31, 2002, the Company had lines of credit commitments for construction loans totaling approximately $150.0 million, of which $15.1 million was available to draw down.

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

Except for ordinary expenditures for the construction of homes and, to a limited extent, the acquisition of land and lots for development and sale of homes, at March 31, 2002, the Company had no material commitments for capital expenditures.

SEASONALITY AND QUARTER RESULTS

The homebuilding industry tends to be seasonal, as generally there are more homes sold in the spring and summer months when the weather is milder, resulting in more home closings in the fall. The Company operates in the southwestern and southeastern markets of the United States, where weather conditions are more suitable to a year-round construction process than other parts of the country. The Company also believes its geographic diversity to be somewhat counter-cyclical, with adverse economic conditions associated with certain of its markets often being offset by more favorable economic conditions in other markets. The school term has an impact on the Company's operations because, in general, homebuyers do not move during the school term. The impact of the school term on the Company's operations is somewhat mitigated by the fact that many of the Company's buyers at the higher end of the Company's price range no longer have children in school. As a result of these factors, among others, the Company generally experiences more sales in the spring and summer months, and more closings in the summer and fall months.

ITEM 3.  CHANGES IN INFORMATION ABOUT MARKET RISK

The Company is exposed to market risk primarily related to potential adverse changes in interest rates on its construction loans. The interest rates relative to the Company's construction loans fluctuate with the prime and LIBOR lending rates, both upwards and downwards. The Company does not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

Subsequent to the Company's press release on March 6, 2001 regarding the possibility of a merger with Engle Holdings Corp ("Engle"), the Company was notified of the filing of two class action suits challenging any transaction between Newmark and Engle as a breach of fiduciary duty. The first case was filed in the District Court, Clark County, Nevada and is entitled: Cause No. A431555; Barry Feldman v. Michael J. Poulos, Yannis Delikanakis, Michael S. Stevens, Constantinos Stengos, Georgios Stengos, Andreas Stengos, James M. Carr, William A. Hasler, Larry D. Horner, Lonnie M. Fedrick, Engle Holdings Corp. and Newmark Homes Corp. The second case was filed in the 80th Judicial District Court of Harris County, Texas and is entitled: Cause No. 2001-14194; and Michael Gormley v. Michael J. Poulos, Yannis Delikanakis, Michael S. Stevens, Constantinos Stengos, Georgios Stengos, Andreas Stengos, James M. Carr, William
A. Hasler, Larry D. Horner, Lonnie M. Fedrick, Engle Holdings Corp. and Newmark Homes Corp.

The first class action lawsuit filed in Nevada has been stayed indefinitely pending the resolution of the second class action lawsuit filed in Texas. The Company's obligation to answer the complaint in the second class action lawsuit was deferred until the plaintiffs request in writing that the Company answer the complaint pursuant to an agreement with the plaintiffs.

Subsequent to the filing of the class action lawsuit in Texas, two intervenors filed interventions in the Texas class action: Intervention by Plaintiff Barry Feldman; Cause No. 2001-14194; Michael Gormley, on behalf of himself and all others similarly situated v. Michael J. Poulos, et al; in the 80th Judicial District Court Harris County, Texas, filed March 23, 2001; and Intervention by Plaintiff William F. Ring; Cause

No. 2001-14194; Michael Gormley, on behalf of himself and all others similarly situated v. Michael J. Poulos, et al; in the 80th Judicial District Court Harris County, Texas, filed March 29, 2001.

In March 2002, the Company and Engle reached an agreement in principle with representatives for the plaintiffs for the proposed settlement of the class actions, as well as the interventions. Under the terms of the settlement, the Company has agreed to pay the plaintiffs' attorneys' fees and expenses in an amount not to exceed $350,000 in the aggregate. The settlement is subject to a number of conditions, including the closing of the Merger, providing notice to the class, conducting confirmatory discovery, executing a definitive settlement agreement and obtaining final approval by the court. We believe the settlement will be approved and implemented, but there can be no assurance that will be the case.

ITEM 2.  CHANGES IN SECURITIES

None.  No disclosure required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.   No disclosure required

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.  No disclosure required

ITEM 5.  OTHER INFORMATION

RECENT DEVELOPMENTS

On April 8, 2002, the Company announced that it had entered into a definitive merger agreement with Engle and TOI, the sole stockholder of Engle. Under the terms of the merger agreement, Engle will be merged with and into the Company, which will be the surviving entity following the merger and will change its name to "Technical Olympic USA, Inc." In the merger, each outstanding share of Engle's common stock will be converted into 1,724.08294 shares of the Company's common stock.

The merger is contingent upon certain closing conditions, including the closing of the proposed refinancing of the Company's outstanding debt and Engle's outstanding debt, as well as the assumption of a $71 million obligation of TOI incurred in connection with its acquisition of Engle Homes, Inc. in November 2000. Pursuant to the proposed refinancing, the Company expects to (1) enter into a $175 million credit facility, (2) issue $350 million aggregate principal amount of one or more series of senior and senior subordinated notes in a private placement, (3) repay approximately $47.1 million of the Company's outstanding debt, (4) repay approximately $215.8 million of Engle's outstanding debt, and (5) repay the $71 million obligation of TOI.

On April 9, 2002, the Company filed an information statement with the SEC related to the merger of the Company and Engle. In connection with the merger, the Company proposes to (i) amend its certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 to 67,000,000;
(ii) increase the maximum number of authorized directors on its board from 10 to 15 directors; and, (iii) change the corporate name to "Technical Olympic USA, Inc.". The Company expects the merger to be completed in the second quarter of 2002, but there can be no assurance that the proposed merger will be consummated.

On April 15, 2002, the Company sold all the stock of Westbrooke, its operations in Florida, to Standard Pacific for $41.0 million in cash and the repayment by Standard Pacific of $54.4 million of Westbrooke's debt, including $14.2 million of intercompany liabilities owed to the Company. The purchase price is subject to adjustment (either upwards or downwards) within 90 days of the closing, based on Westbrooke's net income from January 1, 2002 through the closing date. In connection with the merger, the Company sold Westbrooke to eliminate operating redundancies in its South Florida markets and to strengthen its financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       Exhibit Number               Exhibit
       --------------               -------
       None

(b)      Reports on Form 8-K.

       None - No disclosure required.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEWMARK HOMES CORP.

May 14, 2002                           By:      /s/ Terry C. White
                                          --------------------------------------
                                          Terry C. White, Senior Vice President,
                                          Chief Financial Officer, Treasurer
                                          and Secretary