Form 10-Q
period 2002-06-30
TECHNICAL OLYMPIC USA INC
filed 2002-08-13
CIK 1046578

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-23677

                           TECHNICAL OLYMPIC USA, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                    76-0460831
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

4000 Hollywood Blvd, Suite 500N
Hollywood, Florida  33021
(Address of principal executive offices) (ZIP code)

                                 (954) 364-4000
              (Registrant's telephone number, including area code)

                               Newmark Homes Corp.
                            1200 Soldiers Field Drive
                             Sugar Land, Texas 77479
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


Title                                     Outstanding
Common Stock, par value $0.01             27,878,787 shares as of June 30, 2002

                           TECHNICAL OLYMPIC USA, INC.

                                      INDEX

                                                                                                        PAGE
PART I.           Financial Information...................................................................3

       ITEM 1.    Financial Statements (Unaudited)........................................................3

                  Consolidated Statements of Financial Condition..........................................3
                  Consolidated Statements of Income.......................................................4
                  Consolidated Statements of Cash Flows...................................................5
                  Notes to the Consolidated Financial Statements..........................................6

       ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................10

       ITEM 3.    Changes in Information about Market Risk................................................14

PART II.          Other Information.......................................................................14

       ITEM 1.    Legal Proceedings.......................................................................14

       ITEM 2.    Changes in Securities and Use of Proceeds...............................................15

       ITEM 3.    Defaults upon Senior Securities.........................................................15

       ITEM 4.    Submission of Matters to a Vote of Security Holders.....................................15

       ITEM 5.    Other Information.......................................................................16

       ITEM 6.    Exhibits and Reports on Form 8-K........................................................16

                  Exhibits................................................................................16

                  Reports on Form 8-K.....................................................................17

                  Signatures..............................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TECHNICAL OLYMPIC USA, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                                               JUNE 30,      DECEMBER 31,
                                                                                 2002            2001
                                                                             -------------- -----------------
                                  ASSETS
HOMEBUILDING:
Cash and cash equivalents:
   Unrestricted                                                              $    79,312    $    67,206
    Restricted                                                                    40,020          7,738
Inventory                                                                        654,381        645,986
Property and equipment, net                                                       13,578         10,694
Other assets                                                                      35,569         10,897
Goodwill, net                                                                     57,726         57,726
Westbrooke assets held for sale                                                        -        117,160
                                                                             -----------    -----------
                                                                                 880,586        917,407
FINANCIAL SERVICES:
Cash and cash equivalents:
    Unrestricted                                                                   4,416          7,930
    Restricted                                                                    17,166         19,605
Mortgage loans held for sale                                                      32,034         50,933
Other assets                                                                       3,380          3,295
                                                                             -----------    -----------
                                                                                  56,996         81,763
                                                                             -----------    -----------
Total assets                                                                    $937,582    $   999,170
                                                                             ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
HOMEBUILDING:
Accounts payable and other liabilities                                           $88,478        $56,295
Customer deposits                                                                 25,268         25,674
Consolidated land bank obligations                                                30,066         30,022
Homebuilding borrowings                                                          367,405        308,697
Westbrooke liabilities associated with assets held for sale                            -         71,800
                                                                             -----------    -----------
                                                                                 511,217        492,488
FINANCIAL SERVICES:
Accounts payable and other liabilities                                            15,856         18,828
Financial services borrowings                                                     26,371         38,689
                                                                             -----------    -----------
                                                                                  42,227         57,517
                                                                             -----------    -----------
Total liabilities                                                                553,444        550,005

Minority interest                                                                 25,542         35,795

Commitments and contingencies                                                         --             --

Stockholders' equity:
Common stock -- $.01 par value; 67,000,000 shares
     authorized and 27,878,787 shares issued and outstanding                         279            279
Additional paid-in capital                                                       322,400        322,400
Retained earnings                                                                 35,917         90,691
                                                                             -----------    -----------
Total stockholders' equity                                                       358,596        413,370
                                                                             -----------    -----------
Total liabilities and stockholders' equity                                   $   937,582    $   999,170
                                                                             ===========    ===========

See accompanying notes.

                          TECHNICAL OLYMPIC USA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (unaudited)

                                                        SIX MONTHS ENDED JUNE 30,         THREE MONTHS ENDED JUNE 30,
                                                           2002             2001             2002             2001
                                                      --------------- ----------------    ---------------- -----------
HOMEBUILDING:
Revenues:
   Homes sales                                        $   654,086       $  658,328        $ 352,107         $  349,522
    Land/lot sales                                          3,342           11,035            2,033              9,672
                                                      -----------       ----------        ---------         ----------
                                                          657,428          669,363          354,140            359,194
Cost of sales:
    Home sales                                            520,728          524,967          280,228            276,539
    Land/lot sales                                          3,045            9,756            1,861              8,685
                                                      -----------       ----------        ---------         ----------
                                                          523,773          534,723          282,089            285,224
                                                      -----------       ----------        ---------         ----------
Gross profit                                              133,655          134,640           72,051             73,970

Selling, general and administrative expenses               79,612           72,834           41,897             37,909
Depreciation and amortization                               3,241            4,415            1,609              2,132
Severance and merger related expenses                      24,467            1,864           10,639              1,864
Loss on early extinguishment of debt                        5,411               --            5,411                 --
Other income, net                                          (3,332)          (3,051)          (1,790)              (580)
                                                      -----------       ----------        ---------         ----------
Homebuilding pretax income                                 24,256           58,578           14,285             32,645

FINANCIAL SERVICES:
Revenues                                                   17,947           14,217            9,423              7,822
Expenses                                                    9,837            8,249            5,035              4,263
                                                      -----------       ----------        ---------         ----------
Financial Services pretax income                            8,110            5,968            4,388              3,559
                                                      -----------       ----------        ---------         ----------

Income from continuing operations before income
    taxes                                                  32,366           64,546           18,673             36,204
Income tax expense                                         11,877           23,451            7,110             13,137
                                                      -----------       ----------        ---------         ----------
Income from continuing operations                          20,489           41,095           11,563             23,067

Discontinued operations:
    Income from discontinued operations                     7,922            2,302            6,895                392
    Income tax expense                                      2,959              526            2,572               (205)
                                                      -----------       ----------        ---------         ----------
    Income from discontinued operations, net of
      taxes                                                 4,963            1,776            4,323                597
                                                      -----------       ----------        ---------         ----------
Net income                                            $    25,452       $   42,871       $   15,886         $   23,664
                                                      ===========       ==========        =========         ==========

EARNINGS PER COMMON SHARE (BASIC AND DILUTED):
    From continuing operations                        $      0.73       $     1.47       $     0.41         $     0.83
    From discontinued operations                             0.18             0.06             0.16               0.02
                                                      -----------       ----------       ----------         ----------
    Net income                                        $      0.91       $     1.53       $     0.57         $     0.85
                                                      ===========       ==========       =========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING:
    Basic and diluted                                  27,878,787       27,878,787       27,878,787         27,878,787
                                                      ===========       ==========       ==========         ==========




See accompanying notes.

                           TECHNICAL OLYMPIC USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)


                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                                2002             2001
                                                                                          ----------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $   25,452        $   42,871
Adjustments to reconcile net income to net cash provided by operating activities:
    Income from discontinued operations                                                         (4,963)           (1,776)
    Depreciation and amortization                                                                3,241             4,415
    Write off of deferred financing costs                                                        1,095                --
    Deferred income taxes                                                                       (7,821)               --
    Changes in operating assets and liabilities:
      Restricted cash                                                                          (29,843)              888
      Inventory                                                                                 (8,395)          (10,791)
      Other assets                                                                              (2,842)              593
      Accounts payable and other liabilities                                                    29,211             9,433
      Customer deposits                                                                           (406)            4,417
      Mortgage loans held for sale                                                              18,899           (10,133)
                                                                                            ----------        ----------
Net cash provided by operating activities                                                       23,628            39,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment                                                         (6,125)           (3,397)
                                                                                            ----------        ----------
Net cash used in investing activities                                                           (6,125)           (3,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes offering                                                                   350,000                --
Payments for deferred financing costs                                                          (15,188)               --
Net proceeds from revolving credit facilities                                                   12,868            17,717
Repayments on Homebuilding borrowings                                                         (379,577)               --
Net (repayments on) proceeds from Financial Services borrowings                                (12,318)            7,873
Minority interest in consolidated subsidiaries                                                 (10,253)               99
Distributions by Engle                                                                          (4,810)          (26,449)
Dividends                                                                                           --            (6,210)
Other                                                                                               44                --
                                                                                            ----------        ----------
Net cash used in financing activities                                                          (59,234)           (6,970)
                                                                                            ----------        ----------
Net cash (used in) provided by operations                                                      (41,731)           29,550
Net cash provided by discontinued operations                                                    50,323             1,720
                                                                                            ----------        ----------
Increase in cash and cash equivalents                                                            8,592            31,270
Cash and cash equivalents at beginning of period                                                75,136            24,251
                                                                                            ----------        ----------
Cash and cash equivalents at end of period                                                  $   83,728        $   55,521
                                                                                            ==========        ==========

See accompanying notes.

                           TECHNICAL OLYMPIC USA, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS AND ORGANIZATION

BUSINESS

Technical Olympic USA, Inc., (the Company) formerly known as Newmark Homes Corp., is a Delaware corporation. The Company is a national homebuilder that is engaged primarily in the construction and sale of residential homes and land development. The Company operates in eleven metropolitan markets in four geographic regions: Florida, Texas, the West and the Mid-Atlantic. The Company also provides title and mortgage brokerage services to its homebuyers. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

ORGANIZATION

On June 25, 2002, Engle Holdings Corp. (Engle) merged with and into Newmark Homes Corp. (Newmark). The combined company was renamed Technical Olympic USA, Inc. Each issued and outstanding share of Engle common stock was exchanged for 1,724.0829 shares of Newmark common stock (the Merger). At the date of the Merger, there were 9,500 shares of Engle common stock issued and outstanding, all of which were held by Technical Olympic, Inc. (TOI). As a result of the Merger, 16,378,787 of additional shares were issued to TOI. In addition, the Company assumed approximately $75,000 of debt incurred by TOI. As both Engle and Newmark were under the control of TOI, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", the Merger was accounted for in a manner similar to a pooling of interests, whereby the Company recognized the acquired assets and liabilities of Engle at their historical carrying amounts. As both entities came under common control of TOI on November 22, 2000, the financial statements and other operating data of the Company have been restated to include the operations of Engle from November 22, 2000. The assumption of the $75,000 of debt incurred by TOI has been accounted for as a distribution.

As a result of the exchange of equity interests in the Merger, TOI owns 91.75% of the Company. TOI is a wholly owned subsidiary of Technical Olympic (UK) PLC, an English company, which is a wholly owned subsidiary of Technical Olympic S.A., a Greek company that is publicly traded on the Athens Stock Exchange.

Concurrently with the Merger, the Company completed a private placement of $200,000 9% senior notes and $150,000 10 3/8% senior subordinated notes (the Notes Offering). The net proceeds from the Notes Offering were used to repay certain indebtedness of both Newmark and Engle and the debt of TOI that was assumed in connection with the Merger. Additionally, the Company entered into an unsecured revolving credit facility, which provides for loans up to $220,000 that is available for our working capital requirements. As of June 30, 2002, the Company has $210,000 in availability under this credit facility.

On November 22, 2000, Engle became a wholly-owned subsidiary of TOI. Engle's stockholders received $19.10 for each share of Engle's common stock at the time of the acquisition. Following the acquisition, the common stock of Engle ceased to be publicly traded. The acquisition of Engle was accounted for using the purchase method of accounting. Total consideration for the acquisition approximated $542,000, including $216,000 in cash and the assumption of $326,000 of liabilities. The "push down" basis of accounting resulted in the Company allocating approximately $527,000 to inventories and other identifiable assets and $15,000 to goodwill.

As a result of the change in control of Engle, Engle was required by the indentures governing its senior notes to offer to repurchase all of its outstanding senior notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer in January 2001, Engle repurchased approximately $237,000 of $250,000 of its senior notes. Approximately $13,000 of the senior notes were not tendered and remained outstanding as of December 31, 2001. These notes have been discharged with the proceeds from the Notes Offering.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INTERIM PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements included as part of this 10-Q filing should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results from operations and cash flows for the periods presented. Results of operations achieved through June 30, 2002 are not necessarily indicative of those which may be achieved for the year ended December 31, 2002.

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

The Company adopted SFAS 142 on January 1, 2002. The impairment test of goodwill performed by the Company at January 1, 2002 indicated no impairment. Application of the provisions of SFAS No. 142 by the Company resulted in the elimination of goodwill amortization expense beginning in the first quarter of 2002.

The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization expense:


                                                                       SIX MONTHS         THREE MONTHS
                                                                          ENDED               ENDED
                                                                      JUNE 30, 2001       JUNE 30, 2001
                                                                      ---------------------------------
Income from continuing operations, as reported                        $   41,095          $   23,067
Add back of amortization expense, net of taxes                               781                 390
                                                                      ----------          ----------
                                                                      $   41,876          $   23,457
                                                                      ==========          ==========

Earnings per common share (basic and diluted), as reported            $     1.47          $     0.83
                                                                      ==========          ==========

Earnings per common share (basic and diluted), as adjusted            $     1.50          $     0.84
                                                                      ==========          ==========

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 prevents gains or losses on extinguishment of debt not meeting the criteria of APB 30 to be treated as extraordinary. SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, SFAS 145 rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company has adopted the provisions of SFAS 145 during the quarter ended June 30, 2002. As a result of the adoption of SFAS 145, the Company has included the loss associated with the early extinguishment of debt in the determination of income from continuing operations.

SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has concluded that our operating segments consist of homebuilding and financial services. These two segments are segregated in the accompanying consolidated financial statements under "Homebuilding" and "Financial Services", respectively.

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

3.  INVENTORY

Inventory consists of the following as of June 30, 2002 and December 31, 2001:

                                                                       JUNE 30, 2002  DECEMBER 31, 2001
                                                                       --------------------------------
Land and lots under development                                          $   269,864     $   264,893
Residences completed and under construction                                  384,517         381,093
                                                                         -----------     -----------
                                                                         $   654,381     $   645,986
                                                                         ===========     ===========

A summary of homebuilding interest capitalized in inventory is as follows:

                                                             SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                            2002           2001           2002            2001
                                                           ----------------------------------------------------
Interest capitalized, beginning of period                  $12,226      $ 25,082        $ 9,470        $ 23,609
Interest incurred                                            8,631        10,543          3,919           3,257
Less interest included in:
  Cost of sales                                             14,761        16,229          7,350           8,545
  Interest expense                                              67         1,617             10             542
                                                           -------      --------        -------        --------
Interest capitalized, end of period                        $ 6,029      $ 17,779        $ 6,029        $ 17,779
                                                           =======      ========        =======        ========

4.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

In early February 2002, Alec Engelstein, then Chief Executive Officer of Engle Homes, Inc., and David Shapiro, then Vice President-Chief Financial Officer of Engle Homes, Inc., resigned from their executive positions with Engle Homes, Inc. and alleged that they were entitled to receive severance packages in the aggregate amount of approximately $9.4 million, plus other benefits, including a claim by Mr. Engelstein of a monthly retirement benefit equal to 1/12th of his annual salary with such payments to continue for a period of 60 consecutive months. The Company disputes their claims, but there can be no assurance that, if litigated or arbitrated, the Company will prevail. However, we have included amounts sufficient to cover the alleged payments due to Mr. Engelstein and Mr. Shapiro in our financial statements for the six months ended June 30, 2002.

In connection with the Company's announcement in March 2001 of its proposed merger with Engle, there was a class action suit filed in District Court, Clark County, Nevada, and a class action suit filed in the 80th Judicial District Court of Harris County, Texas, each of which challenged the merger as a breach of fiduciary duty. In addition, two interveners filed interventions in the Texas class action. In March 2002, the Company reached an agreement in principle for the settlement of the class actions and interventions. Under the terms of the settlement, the Company has agreed to pay the plaintiffs' attorneys' fees and expenses in an amount not to exceed $350 in the aggregate. The settlement is subject to a number of conditions, including the closing of the Merger, providing notice to the class, conducting confirmatory discovery, executing a definitive settlement agreement and obtaining final approval by the court. The Merger closed on June 25, 2002, and the Company is now in the process of finalizing and implementing the settlement. After payments made by its insurance provider, the Company anticipates being obligated to pay $160 in connection with the settlement of this litigation. This amount has been accrued for in the Company's financial statements as of June 30, 2002.

5.  SALE OF WESTBROOKE

During March 2002, management of the Company committed to a plan to dispose of Westbrooke Acquisition Corp. and its subsidiaries (Westbrooke). Pursuant to this plan of disposition, the Company would sell 100% of the common stock of Westbrooke. On April 8, 2002, the Company signed a definitive agreement for the sale of Westbrooke to Standard Pacific Corp. (Standard Pacific) for approximately $41.0 million in cash. This sale was completed on April 15, 2002. An adjustment (either upwards or downwards) to the purchase price may occur within 90 days of the closing date of the sale based on Westbrooke's net income from January 1, 2002 through the closing date. In addition, Standard Pacific satisfied approximately $54.4 million of Westbrooke's debt that includes approximately $14.2 million of intercompany liabilities owed to the Company. The Company recognized a gain of approximately $4.3 million, net of taxes upon the sale of Westbrooke.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

RESULTS OF OPERATIONS

                    SELECTED FINANCIAL AND OTHER INFORMATION

                                                                       SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                           JUNE 30,                  JUNE 30,
                                                                      2002          2001         2002         2001
                                                                  ---------------------------------------------------
HOMEBUILDING:
Revenues:
    Home sales                                                     $  654,086    $  658,328    $  352,107    $ 349,522
    Land/lot sales                                                      3,342        11,035         2,033        9,672
                                                                   ----------    ----------    ----------    ---------
                                                                      657,428       669,363       354,140      359,194

Cost of Sales:
    Home sales                                                        520,728       524,967       280,228      276,539
    Land/lot sales                                                      3,045         9,756         1,861        8,685
                                                                   ----------    ----------    ----------    ---------
                                                                      523,773       534,723       282,089      285,224
                                                                   ----------    ----------    ----------    ---------
Gross profit                                                          133,655       134,640        72,051       73,970

Selling, general & administrative expenses                             79,612        72,834        41,897       37,909
Depreciation and amortization                                           3,241         4,415         1,609        2,132
Severance and merger related expenses                                  24,467         1,864        10,639        1,864
Loss on early extinguishment of debt                                    5,411             -         5,411            -
Other income, net                                                      (3,332)       (3,051)       (1,790)        (580)
                                                                   ----------    ----------    ----------    ---------
Homebuilding pretax income                                             24,256        58,578        14,285       32,645

FINANCIAL SERVICES:
Revenues                                                               17,947        14,217         9,423        7,822
Expenses                                                                9,837         8,249         5,035        4,263
                                                                   ----------    ----------    ----------    ---------
Financial Services pretax income                                        8,110         5,968         4,388        3,559
                                                                   ----------    ----------    ----------    ---------
Income from continuing operations before income taxes                  32,366        64,546        18,673       36,204
Income tax expense                                                     11,877        23,451         7,110       13,137
                                                                   ----------    ----------    ----------    ---------
Income from continuing operations                                  $   20,489    $   41,095    $   11,563    $  23,067
                                                                   ==========    ==========    ==========    =========

Earnings before interest, taxes, depreciation and amortization        $50,435       $86,807       $27,642      $47,423
Adjusted EBITDA (1)                                                   $80,313       $88,671       $43,692      $49,287
Gross margin on home sales                                               20.4%         20.3%         20.4%        20.9%
Ratio of SG&A expenses to revenues from home sales                       12.2%         11.1%         11.9%        10.8%
Ratio of Homebuilding pretax income to revenues from
  home sales                                                              3.7%          8.9%          4.1%         9.3%
Total active communities at period end                                    127           150             -            -
Homes closed                                                            2,461         2,568         1,315        1,342
Average sales price per home closed                                      $266          $256          $268         $260
Backlog at end of period in sales value                              $666,082      $773,304             -            -
Backlog at end of period in number of homes                             2,394         2,932             -            -

----------

(1) Adjusted EBITDA represents EBITDA before severance and merger related charges and the loss on the early extinguishment of debt.

                      SELECTED HOMEBUILDING OPERATING DATA

The following table sets forth home sales and backlog data by region:

                                                                SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                              2002            2001            2002            2001
                                                         -----------------------------------------------------------
Homes closed:
Florida                                                        1,050             918             561             468
Texas                                                            711             800             407             425
Mid-Atlantic                                                     281             328             148             186
West                                                             419             522             199             263
                                                            --------        --------        --------        --------
Total                                                          2,461           2,568           1,315           1,342

Average sales price per home closed:
Florida                                                         $246            $222            $252            $224
Texas                                                           $262            $269            $256            $271
Mid-Atlantic                                                    $342            $295            $350            $299
West                                                            $270            $273            $275            $281
Total                                                           $266            $256            $268            $260

Revenues from home sales:
Florida                                                     $258,677        $203,719        $141,226        $104,772
Texas                                                        186,084         215,174         104,367         115,214
Mid-Atlantic                                                  96,118          96,684          51,788          55,674
West                                                         113,207         142,751          54,726          73,862
                                                            --------        --------        --------        --------
Total                                                       $654,086        $658,328        $352,107        $349,522

New sales contracts, net of cancellations:
Florida                                                          918           1,234             445             644
Texas                                                            843             868             403             389
Mid-Atlantic                                                     380             339             188             135
West                                                             565             573             262             232
                                                            --------        --------        --------        --------
Total                                                          2,706           3,014           1,298           1,400

Backlog at end of period in sales value:
Florida                                                     $301,849        $375,010               -               -
Texas                                                        137,200         156,697               -               -
Mid-Atlantic                                                 106,689         112,489               -               -
West                                                         120,344         129,108               -               -
                                                            --------        --------        --------        --------
Total                                                       $666,082        $773,304               -               -

Backlog at end of period in number of homes:
Florida                                                        1,141           1,533               -               -
Texas                                                            534             582               -               -
Mid-Atlantic                                                     268             349               -               -
West                                                             451             468               -               -
                                                            --------        --------        --------        --------
Total                                                          2,394           2,932               -               -

JUNE 30, 2002 COMPARED TO JUNE 30, 2001

Income from continuing operations decreased to $20,489 (or $0.73 per share) during the six months ended June 30, 2002 from $41,095 (or $1.47 per share) during the six months ended June 30, 2001. Income from continuing operations decreased to $11,563 during the three months ended June 30, 2002 from $23,067 for the three months ended June 30, 2001. The decrease is primarily a result of severance and merger related charges and the loss on the early extinguishment of debt recognized during the 2002 periods in connection with the Merger and the Notes Offering.

For the six months and three months ended June 30, 2002, the Company's provision for income taxes were 37% and 38%, respectively, which are consistent with that of the corresponding periods in the prior year.

HOMEBUILDING

For the three months ended June 30, 2002, the Company generated Homebuilding revenues of $354,140 as compared to $359,194 for the three months ended June 30, 2001. For the six months ended June 30, 2002, the Company generated Homebuilding revenues of $657,428 as compared to $669,363 for the six months ended June 30, 2001. The decline in revenues of $5,054, or 1.4%, for the three months ended and June 30, 2002$11,935, or 1.8%, for the six months ended June 30, 2002 is primarily attributable to the decrease in sales of land during the 2002 periods as compared to the corresponding periods during 2001. During the three and six months ended June 30, 2002, sales of land decreased to $2,033 and $3,342, respectively as compared to $9,672 and $11,035 during the three and six months ended June 30 ,2001.

For the three months ended June 30, 2002, revenue from the sale of homes increased to $352,107 from $349,522. This increase was attributable primarily to the increase in the Company's average selling price to $268 during the three months ended June 30, 2002 from $260 during the three months ended June 30, 2001. This increase in average selling price was primarily attributable to a change in product mix and the change in mix of homes closed in the Company's regions. The increase in average selling price was offset by the decline in the number of homes closed during the three months ended June 30, 2002 as compared to the corresponding period in the prior year. During the three months ended June 30, 2002, the Company closed 1,315 homes as compared to 1,342 home closings for the three months ended June 30, 2001. This decline in closings is primarily a result of the decline in the number of communities that the Company was actively marketing. At June 30, 2002, the Company was actively marketing in 127 communities as compared to 150 at June 30, 2001.

As a result of the decline in revenue from home sales during the first quarter of 2002 as compared to the prior year, revenue from home sales for the six months ended June 30, 2002 declined to $654,086 from $658,328 for the corresponding period in 2001. This decrease is attributable to the decline in the number of homes closed to 2,461 for the six months ended June 30, 2002 as compared to 2,568 for the corresponding period in 2001. This decline in closings was offset by an increase in average selling price to $266 for the six months ended June 30, 2002 from $256 for the six months ended June 30, 2001.

Homebuilding cost of sales decreased to $523,773 and $282,089, during the six and three months ended June 30, 2002 from $534,723 and $285,224 during the six and three months ended June 30, 2001. This decrease is primarily attributable to the decline in the sale of land.

For the three and six months ended June 30, 2002, gross margin on revenue from home sales was 20.4%, which is consistent with the 20.9% and 20.3% gross margins generated for the three and six months ended June 30, 2001.

Selling, general & administrative ("SG&A") expenses increased to $41,897 and $79,612 for the three and six months ended June 30, 2002 from $37,909 and $72,834 for the three and six months ended June 30, 2001. As a percentage of revenues from home sales, SG&A increased to 11.9% and 12.2% for the three and six months ended June 30, 2002 from 10.8% and 11.1% for the three and six months ended June 30, 2001. The increase in comparing 2002 periods to 2001 periods is primarily attributable to increases in compensation, information technology, insurance and legal expenses.

During the six months ended June 30, 2002, the Company incurred $24,467 in severance and merger related charges. These charges include severance accrued related to former executives of both Newmark and Engle. Additionally, in connection with the Merger, the Company incurred approximately $6 million in legal, consulting and advisory fees.

During the six months ended June 30, 2002, in connection with the Company's Notes Offering, the Company recognized a loss on the early extinguishment of debt of $5,411. This charge relates to the exit fees incurred and the write off of unamortized deferred finance costs associated with the then existing borrowings.

For the three and six months ended June 30, 2002, depreciation and amortization expense was $1,609 and $3,241 as compared to $2,132 and $4,415 for the three and six three months ended June 30, 2001. This decline is primarily attributable to a reduction in goodwill amortization as a result of the adoption of SFAS 142 effective January 1, 2002.

FINANCIAL SERVICES

Our Financial Services businesses generally provide mortgage financing, title insurance and closing services for both our homebuyers and others. During the three and six months ended June 30, 2002, Financial Services generated pretax income of $4,388 and $8,110 as compared to $3,559 and $5,968 for the three and six months ended June 30, 2001. This increase is primarily attributable to the increase in the capture ratio of closings and an improvement in the margin. During the three months ended June 30, 2002, Financial Services pretax income as a percent of Financial Services revenue increased to 46.6% from 45.5% for the three months ended June 30, 2001. For the six months ended June 30, 2002, the margin improved to 45.2% from 42.0% during the corresponding period in the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's Homebuilding operations primary uses of cash have been for land acquisitions, construction and development expenditures, and SG&A expenditures. The Company's sources of cash to finance these requirements have been primarily cash generated from operations and cash borrowed under prior credit facilities. The Company's Financial Services segment relies primarily on internally generated funds, which include the proceeds generated from the sale of mortgages, and from the mortgage company's warehouse line of credit to fund its operations.

At June 30, 2002, the Company had unrestricted cash and cash equivalents of $83,728, as compared to $75,136 at December 31, 2001. The increase in unrestricted cash was primarily attributable to cash generated from the Company's sale of Westbrooke during April 2002 and income generated from continuing operations. During the six months ended June 30, 2002, the Company generated $23,628 in cash from operating activities. This, along with the proceeds generated from discontinued operations of $50,323 and the proceeds from the Company's Notes Offering, were used to repay $379,577 in existing Homebuilding borrowings and TOI debt assumed in the Merger.

On June 25, 2002, the Company completed a private placement of $200,000 9% Senior Notes due 2010 and $150,000 10 3/8% Senior Subordinated Notes due 2012 (collectively, the "Notes"). The net proceeds of approximately $335 million and cash on hand were used to repay existing Homebuilding borrowings and approximately $75,000 in debt assumed from TOI in the Merger. The interest rates on the Notes are higher than the collective interest rates on the obligations that were repaid. As a result of the higher interest rates and the assumption of the TOI debt, the Company anticipates that interest incurred will exceed the amounts which would have been incurred under the prior borrowings. Therefore, the increased interest incurred will have an effect on gross margins in future periods.

Additionally, the Company entered into a revolving credit facility, which provides for loans up to $220,000. As of June 30, 2002, the Company has borrowed $10,000 under this new credit facility.

Management believes that as a result of the Merger and the Notes Offering the Company will have adequate financial resources, including cash from operations and availability under the new credit facility and the warehouse line of credit, to meet the Company's current working capital and land acquisition and development needs based on current market conditions into the foreseeable future. However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may need to seek additional debt or equity financing to operate and expand our business.

ITEM 3.  CHANGES IN INFORMATION ABOUT MARKET RISK

As a result of the Notes Offering, $350 million of the Company's outstanding borrowings are based on fixed rates. The Company is exposed to market risk primarily related to potential adverse changes in interest rates on its existing construction loan and warehouse line of credit and the Company's new revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime and LIBOR lending rates, both upwards and downwards. The Company does not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Our operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest rates. If mortgage interest rates increase significantly, this may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates will adversely affect our revenues, gross margins and net income. Higher interest rates also increase our borrowing costs because, as indicated above, our bank loans will fluctuate with the prime and LIBOR lending rates, both upwards and downwards.

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

                            PART II OTHER INFORMATION

ITEM 1 -      LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

In early February 2002, Alec Engelstein, then Chief Executive Officer of Engle Homes, Inc., and David Shapiro, then Vice President-Chief Financial Officer of Engle Homes, Inc., resigned from their executive positions with Engle Homes, Inc. and alleged that they were entitled to receive severance packages in the aggregate amount of approximately $9.4 million, plus other benefits, including a claim by Mr. Engelstein of a monthly retirement benefit equal to1/12th of his annual salary with such payments to continue for a period of 60 consecutive months. We have advised them that we dispute their claims, but there can be no assurance that, if litigated or arbitrated, we will prevail. However, we have included amounts sufficient to cover the alleged payments due to Mr. Engelstein and Mr. Shapiro in our financial statements for the three months ended March 31, 2002.

In connection with the Company's announcement in March 2001 of its proposed merger with Engle, there was a class action suit filed in District Court, Clark County, Nevada, and a class action suit filed in the 80th Judicial District Court of Harris County, Texas, each of which challenged the merger as a breach of fiduciary duty. In addition, two interveners filed interventions in the Texas class action. In March 2002, the Company reached an agreement in principle for the settlement of the class actions and interventions. Under the terms of the settlement, the Company has agreed to pay the plaintiffs' attorneys' fees and expenses in an amount not to exceed $350,000 in the aggregate. The settlement is subject to a number of conditions, including the closing of the Merger, providing notice to the class, conducting confirmatory discovery, executing a definitive settlement agreement and obtaining final approval by the court. The Merger closed on June 25, 2002, and the Company is now in the process of finalizing and implementing the settlement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On June 25, 2002, we amended the Company's Certificate of Incorporation as follows: (i) to change the Company's name from "Newmark Homes Corp." to "Technical Olympic USA, Inc."; (ii) to increase the number of shares of capital stock authorized to be issued to 70,000,000 shares, consisting of 67,000,000 shares of common stock, par value $.01 per share, and 3,000,000 shares of preferred stock, par value $.01 per share; and (iii) to increase the number of directors on our board from a maximum of 10 directors to a maximum of 15 directors.

(b) On June 25, 2002 and as part of the Merger set forth in (c) below, the Company discharged approximately $12.9 million of Engle Home's 9 1/4% Senior Notes due 2008 pursuant to two indentures dated February 2, 1998 and June 12, 1998, respectively, all as part of the terms of the Merger with Engle Holdings Corp. The Company has irrevocably called for the redemption of the Engle Homes notes on the first date on which they become eligible to be called, which is February 1, 2003.

     On June 25, 2002, the Company issued $200 million aggregate principal amount of 9% senior notes due 2010 and $150 million of 10 3/8% senior subordinate notes due 2012 (the "Original Notes"). The Original Notes were sold to qualified institutional buyers as defined in Rule 144A under the Securities Act through Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and Fleet Securities, Inc., as initial purchasers. The Original Notes were sold to the initial purchasers for an aggregate price of $350 million. The Company paid underwriting discounts and commissions of approximately $7.5 million, resulting in net proceeds to the Company, before other transaction costs, of $342.5 million.

     At the closing of the offering of the Original Notes, the Company and its subsidiary guarantors entered into a registration rights agreement with the initial purchasers for the senior notes and a registration rights agreement with the initial purchasers for the senior subordinated notes, pursuant to which the Company agreed, for the benefit of the holders of the notes, to make an offer to exchange the Original Notes for new notes with substantially identical terms of the Original Notes of the same series (the "Exchange Notes"), except that the Exchange Notes will be freely transferable. The Company agreed to use its reasonable efforts to cause the registration statement relating to the exchange offers to be declared effective under the Securities Act within 150 days after the date of original issuance of the Original Notes. If the Company does not accomplish certain actions with respect to the exchange offer by certain specified dates, the interest rate on the Original Notes will be increased until the Company accomplishes those actions.

(c) On June 25, 2002, Engle Holdings Corp. ("Engle Holdings") merged with and into our Company pursuant to a stock-for-stock merger (the "Merger"). Our Company was the surviving entity in the Merger, and we changed our name as a result of the Merger to "Technical Olympic USA, Inc." The Company's trading symbol changed from "NHCH" to "TOUS".

     Engle Holdings was a 100% owned subsidiary of Technical Olympic, Inc., a Delaware corporation ("TOI") and our majority stockholder. Pursuant to the Merger, each issued and outstanding share of Engle Holdings common stock was exchanged for 1,724.08294 shares of our common stock, with 16,378,787 additional shares of the Company being issued to TOI. Prior to the Merger, TOI owned 80% of our common stock and following the Merger, TOI owns 91.75% of our common stock.

     The issuance of the additional shares of our common stock to TOI in connection with the Merger was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 5, 2002, following the approval by our board of directors of the Agreement and Plan of Merger and of the Merger with Engle Holdings, TOI, which held 80% of our issued and outstanding common stock, entered into a written consent of the majority stockholder approving the Merger on the terms and conditions specified in the Agreement and Plan of Merger and the amendment to our Certificate of Incorporation. The amendment of our

Certificate of Incorporation: (i) increased the number of authorized shares of common stock from 30,000,000 to 67,000,000; (ii) increased the maximum number of authorized directors on our board from 10 to 15 directors; and (iii) changed our corporate name to "Technical Olympic USA, Inc."

Upon consummation of the Merger that occurred on June 25, 2002, Antonio B. Mon became one of our directors and is the Chief Executive Officer and President of the Company.

ITEM 5. OTHER INFORMATION

No disclosure required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
Number          Description
-------         -----------
2.1             Agreement and Plan of Merger, dated April 8, 2002, by and among
                Newmark Homes Corp., Engle Holdings Corp., and Technical
                Olympic, Inc. (incorporated by reference to Exhibit 99.A to
                Newmark's Information Statement on Schedule 14-C filed on June
                3, 2002).

2.2 Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc. and Technical Olympic, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed July 9, 2002).

3.1 The Certificate of Amendment amending the Certificate of Incorporation of Newmark Homes Corp. (incorporated by reference to Exhibit 99.B to Newmark's Information Statement on Schedule 14-C filed on June 3, 2002).

4.1 Indenture, dated as of June 25, 2002, among Technical Olympic USA, Inc., certain direct and indirect subsidiaries of Technical Olympic USA, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the Senior Notes (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed July 9, 2002).

4.2 Indenture, dated as of June 25, 2002, among Technical Olympic USA, Inc., certain direct and indirect subsidiaries of Technical Olympic USA, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, related to the Senior Subordinated Notes (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed July 9, 2002).

4.3 Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc., certain direct and indirect subsidiaries of Technical Olympic USA, Inc., Salomon Smith Barney, Inc., Deutsche Bank Securities, Inc. and Fleet Securities, Inc. relating to the Senior Notes (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed July 9, 2002).

4.4 Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc., certain direct and indirect subsidiaries of Technical Olympic USA, Inc., Salomon Smith Barney Inc., Deutsche Bank Securities inc. and Fleet Securities, Inc. relating to the Senior Subordinated Notes (incorporated by reference Io Exhibit 4.4 to the Company's Form 8-K filed
                July 9, 2002).

10.1 Credit Agreement, dated June 25, 2002, among Technical Olympic USA, Inc., the Lenders and Issuers named therein, Citicorp North America, Inc. as Administrative Agent, Fleet National Bank as Documentation Agent and Salomon Smith Barney Inc. as Sole Arranger and Sole Book Manager Notes (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed July 9, 2002).

10.2 Credit Agreement, dated July 5, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.3 First Amendment to Credit Agreement, dated December 20, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

Exhibit
Number          Description
-------         -----------
10.4            Second Amendment to Credit Agreement, dated June 25, 2002, between Preferred Home Mortgage Company and Guaranty Bank.

10.5 Mortgage Loan Purchase and Sale Agreement, dated July 5, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.6 First Amendment to Purchase Agreement, dated December 20, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.7 Second Amendment to Mortgage Loan Purchase and Sale Agreement, dated June 25, 2002, between Preferred Home Mortgage Company and Guaranty Bank.

10.8 Guaranty of Technical Olympic USA, Inc., dated June 25, 2002, in favor of Guaranty Bank.

10.9            Employment Agreement between Newmark Homes Corp. and Antonio B.
                Mon dated April 5, 2002, effective June 25, 2002 (incorporated by reference to Exhibit 99.E to Newmark's Information Statement on Schedule 14-C filed on June 3, 2002).

10.10 Employment Agreement between Technical Olympic USA, Inc. and Tommy L. McAden dated July 12, 2002, effective June 25, 2002.


(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report.

                (1) Current Report on Form 8-K dated April 15, 2002, was filed on April 29, 2002 pursuant to Items 2 and 7. The Current Report (Item 2) reported the following: (i) the filing of
                     Exhibit 2.1 - Stock Purchase Agreement between the Company and Standard Pacific Corp.; (ii) the filing of Exhibit 2.2
                     - Amendment to Stock Purchase Agreement between Company and Standard Pacific Corp.; and (iii) the filing of Exhibit
                     99.1 and Exhibit 99.2 - Press Releases issued by the Company announcing the signing of a definitive agreement to sell Westbrooke Acquisition Corp. and the subsequent sale of Westbrooke Acquisition Corp., respectively. The Current Report (Item 7) reported the unaudited pro forma consolidated financial statements giving effect to the sale of Westbrooke Acquisition Corp. as if it occurred on December 31, 2001.

                (2) Current Report of Form 8-K dated May 31, 2002, was filed on May 31, 2002, pursuant to Item 5. The Current Report reported the restatement of its Management's Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data and Consolidated Financial Statements and Notes thereto to reflect the discontinuation of Westbrooke's operations.

                (3) Current Report on Form 8-K dated June 4, 2002, was filed on June 5, 2002 pursuant to Item 5. The Current Report reported the Filing of Exhibit 99.1 - Press Release issued by the Company relating to the Company's intent to offer $200 million of senior notes and $150 million of senior subordinated notes pursuant to rule 144A under the Securities Act.

                (4) Current Report on Form 8-K dated June 17, 2002, was filed on June 18, 2002 pursuant to Item 5. The Current Report reported the filing of Exhibit 99.1 - Press Release issued by the Company relating to the Company's private placement, through a Rule 144A private placement offering, of the $200 million senior notes and $150 million senior subordinated notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Technical Olympic USA, Inc.


Date:   August 13, 2002                By: /s/ TOMMY L.  MCADEN
                                           -------------------------------------
                                     Name:  Tommy L. McAden

                                   Title:   Vice President-Finance and
                                            Administration and Chief Financial
                                            Officer



Date:   August 13, 2002                By:  /s/ RANDY L. KOTLER
                                            ------------------------------------
                                     Name:  Randy L. Kotler
                                    Title:  Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------
2.1             Agreement and Plan of Merger, dated April 8, 2002, by and among
                Newmark Homes Corp., Engle Holdings Corp., and Technical
                Olympic, Inc. (incorporated by reference to Exhibit 99.A to
                Newmark's Information Statement on Schedule 14-C filed on June
                3, 2002).

2.2 Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc. and Technical Olympic, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed July 9, 2002).

3.1 The Certificate of Amendment amending the Certificate of Incorporation of Newmark Homes Corp. (incorporated by reference to Exhibit 99.B to Newmark's Information Statement on Schedule 14-C filed on June 3, 2002).

4.1 Indenture, dated as of June 25, 2002, among Technical Olympic USA, Inc., certain direct and indirect subsidiaries of Technical Olympic USA, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the Senior Notes (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed July 9, 2002).

4.2 Indenture, dated as of June 25, 2002, among Technical Olympic USA, Inc., certain direct and indirect subsidiaries of Technical Olympic USA, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee, related to the Senior Subordinated Notes (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed July 9, 2002).

4.3 Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc., certain direct and indirect subsidiaries of Technical Olympic USA, Inc., Salomon Smith Barney, Inc., Deutsche Bank Securities, Inc. and Fleet Securities, Inc. relating to the Senior Notes (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed July 9, 2002).

4.4 Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc., certain direct and indirect subsidiaries of Technical Olympic USA, Inc., Salomon Smith Barney Inc., Deutsche Bank Securities inc. and Fleet Securities, Inc. relating to the Senior Subordinated Notes (incorporated by reference Io Exhibit 4.4 to the Company's Form 8-K filed
                July 9, 2002).

10.1 Credit Agreement, dated June 25, 2002, among Technical Olympic USA, Inc., the Lenders and Issuers named therein, Citicorp North America, Inc. as Administrative Agent, Fleet National Bank as Documentation Agent and Salomon Smith Barney Inc. as Sole Arranger and Sole Book Manager Notes (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed July 9, 2002).

10.2 Credit Agreement, dated July 5, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.3 First Amendment to Credit Agreement, dated December 20, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.4 Second Amendment to Credit Agreement, dated June 25, 2002, between Preferred Home Mortgage Company and Guaranty Bank.

10.5 Mortgage Loan Purchase and Sale Agreement, dated July 5, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.6 First Amendment to Purchase Agreement, dated December 20, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.7 Second Amendment to Mortgage Loan Purchase and Sale Agreement, dated June 25, 2002, between Preferred Home Mortgage Company and Guaranty Bank.

10.8 Guaranty of Technical Olympic USA, Inc., dated June 25, 2002, in favor of Guaranty Bank.

10.9            Employment Agreement between Newmark Homes Corp. and Antonio B.
                Mon dated April 5, 2002, effective June 25, 2002 (incorporated by reference to Exhibit 99.E to Newmark's Information Statement on Schedule 14-C filed on June 3, 2002).

10.10 Employment Agreement between Technical Olympic USA, Inc. and Tommy L. McAden dated July 12, 2002, effective June 25, 2002.