Form 10-Q
period 2002-09-30
TECHNICAL OLYMPIC USA INC
filed 2002-11-13
CIK 1046578

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002

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


                        4000 Hollywood Blvd, Suite 500 N
                            Hollywood, Florida 33021
               (Address of principal executive offices) (ZIP code)

                                 (954) 364-4000
              (Registrant's telephone number, including area code)



              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ------     ------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The Company had 27,878,787 shares of $0.01 par value common stock outstanding as of September 30, 2002.

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

       ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................11

       ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk..............................16

       ITEM 4.    Controls and Procedures.................................................................17

PART II.          Other Information.......................................................................17

       ITEM 1.    Legal Proceedings.......................................................................17

       ITEM 2.    Changes in Securities and Use of Proceeds...............................................18

       ITEM 3.    Defaults upon Senior Securities.........................................................18

       ITEM 4.    Submission of Matters to a Vote of Security Holders.....................................18

       ITEM 5.    Other Information.......................................................................18

       ITEM 6.    Exhibits and Reports on Form 8-K........................................................18

                  Exhibits................................................................................18

                  Reports on Form 8-K.....................................................................19

                  Signatures..............................................................................20

Certifications    ........................................................................................21

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TECHNICAL OLYMPIC USA, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (unaudited)

                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                        2001            2002
                                                                    ------------   -------------
                                  ASSETS

HOMEBUILDING:
Cash and cash equivalents:
    Unrestricted                                                    $     67,206   $     47,707
    Restricted                                                             7,738         27,527
Inventory                                                                645,986        717,689
Property and equipment, net                                               10,694         12,500
Other assets                                                              10,897         33,894
Goodwill, net                                                             57,726         57,726
Westbrooke assets held for sale                                          117,160             --
                                                                    ------------   ------------
                                                                         917,407        897,043
FINANCIAL SERVICES:
Cash and cash equivalents:
    Unrestricted                                                           7,930          4,977
    Restricted                                                            19,605         22,864
Mortgage loans held for sale                                              50,933         48,437
Other assets                                                               3,295          3,577
                                                                    ------------   ------------
                                                                          81,763         79,855
                                                                    ------------   ------------
Total assets                                                        $    999,170   $    976,898
                                                                    ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

HOMEBUILDING:

Accounts payable and other liabilities                              $     56,295   $     94,756
Customer deposits                                                         25,674         26,202
Consolidated land bank obligations                                        30,022         23,540
Homebuilding borrowings                                                  308,697        367,424
Westbrooke liabilities associated with assets held for sale               71,800             --
                                                                    ------------   ------------
                                                                         492,488        511,922

FINANCIAL SERVICES:
Accounts payable and other liabilities                                    18,828         21,275
Financial services borrowings                                             38,689         41,694
                                                                    ------------   ------------
                                                                          57,517         62,969
                                                                    ------------   ------------
Total liabilities                                                        550,005        574,891

Minority interest                                                         35,795         17,073

Commitments and contingencies                                                 --             --

Stockholders' equity:
Common stock -- $.01 par value; 67,000,000 shares
     authorized and 27,878,787 shares issued and outstanding                 279            279
Additional paid-in capital                                               322,400        322,400
Retained earnings                                                         90,691         62,255
                                                                    ------------   ------------
Total stockholders' equity                                               413,370        384,934
                                                                    ------------   ------------
Total liabilities and stockholders' equity                          $    999,170   $    976,898
                                                                    ============   ============



See accompanying notes.

                           TECHNICAL OLYMPIC USA, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (unaudited)




                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                           2001             2002             2001             2002
                                                     --------------    --------------    --------------    --------------

HOMEBUILDING:

Revenues:
    Homes sales                                      $      357,297    $      330,682    $    1,015,624    $      984,769
    Land/lot sales                                            3,264             9,540            14,300            11,956
                                                     --------------    --------------    --------------    --------------
                                                            360,561           340,222         1,029,924           996,725
Cost of sales:
    Home sales                                              280,568           261,623           804,524           782,177
    Land/lot sales                                            3,110             8,494            12,867            10,785
                                                     --------------    --------------    --------------    --------------
                                                            283,678           270,117           817,391           792,962
                                                     --------------    --------------    --------------    --------------
Gross profit                                                 76,883            70,105           212,533           203,763

Selling, general and administrative expenses                 40,818            38,392           113,046           117,993
Depreciation and amortization                                 2,179             1,300             6,596             4,540
Severance and merger related expenses                            --            (5,874)            1,864            18,593
Loss on early extinguishment of debt                             --                --                --             5,411
Other income, net                                            (1,076)           (1,270)           (2,509)           (4,138)
                                                     --------------    --------------    --------------    --------------
Homebuilding pretax income                                   34,962            37,557            93,536            61,364

FINANCIAL SERVICES:
Revenues                                                      8,848            11,222            23,065            28,599
Expenses                                                      4,488             6,439            12,737            15,254
                                                     --------------    --------------    --------------    --------------
Financial Services pretax income                              4,360             4,783            10,328            13,345
                                                     --------------    --------------    --------------    --------------

Income from continuing operations before income
    taxes                                                    39,322            42,340           103,864            74,709
Income tax expense                                           14,363            16,002            37,812            27,879
                                                     --------------    --------------    --------------    --------------
Income from continuing operations                            24,959            26,338            66,052            46,830
Discontinued operations:
    Income from discontinued operations                       2,107                --             4,410             7,922
    Income tax expense                                          810                --             1,336             2,959
                                                     --------------    --------------    --------------    --------------
    Income from discontinued operations, net of
      taxes                                                   1,297                --             3,074             4,963
                                                     --------------    --------------    --------------    --------------
Net income                                           $       26,256    $       26,338    $       69,126    $       51,793
                                                     ==============    ==============    ==============    ==============

EARNINGS PER COMMON SHARE (BASIC AND DILUTED):
    From continuing operations                       $         0.90    $         0.95    $         2.37    $         1.68
    From discontinued operations                               0.05                --              0.11              0.18
                                                     --------------    --------------    --------------    --------------
    Net income                                       $         0.95    $         0.95    $         2.48    $         1.86
                                                     ==============    ==============    ==============    ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING:
    Basic and diluted                                    27,878,787        27,878,787        27,878,787        27,878,787
                                                     ==============    ==============    ==============    ==============


See accompanying notes.

                           TECHNICAL OLYMPIC USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)


                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         2001             2002
                                                                                     ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $     69,126    $     51,793
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Income from discontinued operations                                                    (3,074)         (4,963)
    Depreciation and amortization                                                           6,596           3,241
    Write-off of deferred financing costs                                                      --           1,095
    Deferred income taxes                                                                      --          (5,518)
    Changes in operating assets and liabilities:
      Restricted cash                                                                        (243)        (23,048)
      Inventory                                                                             9,693         (71,703)
      Other assets                                                                        (30,292)         (3,604)
      Accounts payable and other liabilities                                               13,879          40,908
      Customer deposits                                                                     3,452             528
      Mortgage loans held for sale                                                        (18,556)          2,496
                                                                                     ------------    ------------
Net cash provided by (used in) operating activities                                        50,581          (8,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment                                                    (4,842)         (5,047)
                                                                                     ------------    ------------
Net cash used in investing activities                                                      (4,842)         (5,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes offering                                                                   --         350,000
Payments for deferred financing costs                                                          --         (15,252)
Net proceeds from revolving credit facilities                                              13,447          12,888
Repayments on Homebuilding borrowings                                                          --        (379,577)
Net proceeds from Financial Services borrowings                                            14,166           3,005
Minority interest in consolidated subsidiaries                                                 99         (18,722)
Distributions by Engle                                                                    (29,516)         (4,813)
Dividends                                                                                  (6,210)             --
Other                                                                                          --          (6,482)
                                                                                     ------------    ------------
Net cash used in financing activities                                                      (8,014)        (58,953)
                                                                                     ------------    ------------
Net cash provided by (used in) operations                                                  37,725         (72,775)
Net cash provided by discontinued operations                                                1,809          50,323
                                                                                     ------------    ------------
Increase (decrease) in cash and cash equivalents                                           39,534         (22,452)
Cash and cash equivalents at beginning of period                                           24,251          75,136
                                                                                     ------------    ------------
Cash and cash equivalents at end of period                                           $     63,785    $     52,684
                                                                                     ============    ============


See accompanying notes.

                           TECHNICAL OLYMPIC USA, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.  BUSINESS AND ORGANIZATION

BUSINESS

Technical Olympic USA, Inc., (the Company) formerly known as Newmark Homes Corp., is a Delaware corporation. The Company is a national homebuilder that is engaged primarily in the construction and sale of residential homes and land development. The Company operates in eleven metropolitan markets in four geographic regions: Florida, the Mid-Atlantic, Texas and the West. The Company also provides title and mortgage brokerage services to its homebuyers and others. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

ORGANIZATION

On June 25, 2002, Engle Holdings Corp. (Engle) merged with and into Newmark Homes Corp. (Newmark). The combined company was renamed Technical Olympic USA, Inc. Pursuant to the merger (the Merger), each issued and outstanding share of Engle common stock was exchanged for 1,724.0829 shares of Newmark common stock (the Merger). At the date of the Merger, there were 9,500 shares of Engle common stock issued and outstanding, all of which were held by Technical Olympic, Inc.
(TOI). As a result of the Merger, 16,378,787 of additional shares were issued to TOI. In addition, the Company assumed approximately $75,000 of debt incurred by TOI (the TOI Debt). The TOI Debt accrued interest at rates ranging from 13.5% to 14.875% and was to mature on September 30, 2004. As both Engle and Newmark were under the control of TOI, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", the Merger was accounted for in a manner similar to a pooling of interests, whereby the Company recognized the acquired assets and liabilities of Engle at their historical carrying amounts. As a result of the exchange of equity interests in the Merger, TOI owns 91.75% of the Company. As both entities came under common control of TOI on November 22, 2000, the financial statements and other operating data of the Company have been restated to include the operations of Engle from November 22, 2000. The Company's assumption of the $75,000 of TOI Debt has been accounted for as a distribution.

TOI is a wholly owned subsidiary of Technical Olympic (UK) PLC, an English company, which is a wholly owned subsidiary of Technical Olympic S.A., a Greek company that is publicly traded on the Athens Stock Exchange.

Concurrently with the Merger, the Company completed a private placement of $200,000 9% senior notes and $150,000 10 3/8% senior subordinated notes (the Notes Offering). The net proceeds from the Notes Offering were used to repay certain indebtedness of both Newmark and Engle and the TOI Debt that was assumed in connection with the Merger. The notes are fully and unconditionally guaranteed by all of the Company's material domestic subsidiaries, which are 100% owned by the Company. The guarantees are joint and several. Any subsidiaries of the Company, other than the subsidiary guarantors, are minor and the Company has no independent assets or operations. There are no restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. Additionally, the Company entered into a revolving credit facility, which provides for loans up to $220,000 that is available for the Company's working capital requirements. As of September 30, 2002, the Company has drawn down $10,000 and has issued letters of credit of $15,000 and as a result, has $195,000 in availability under this credit facility.

On November 22, 2000, Engle became a wholly owned subsidiary of TOI. Engle's stockholders received $19.10 for each share of Engle's common stock at the time of the acquisition. Following the acquisition, the common stock of Engle ceased to be publicly traded. The acquisition of Engle was accounted for using the purchase method of accounting. Total consideration for the acquisition approximated $542,000, including $216,000 in cash and the assumption of $326,000 of liabilities. The "push down" basis of accounting resulted in the Company allocating approximately $527,000 to inventories and other identifiable assets and $15,000 to goodwill.

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

INTERIM PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements included as part of this 10-Q filing should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K and as modified in the Company's Form 8-K dated September 9, 2002. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results from operations and cash flows for the periods presented. Results of operations achieved through September 30, 2002 are not necessarily indicative of those which may be achieved for the year ending December 31, 2002.

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

The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization expense:


                                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                                                 --------------------   --------------------

Income from continuing operations, as reported                   $             24,959   $             66,052
Add back of amortization expense, net of taxes                                    365                  1,159
                                                                 --------------------   --------------------
                                                                 $             25,324   $             67,211
                                                                 ====================   ====================

Earnings per common share (basic and diluted), as reported       $               0.90   $               2.37
                                                                 ====================   ====================

Earnings per common share (basic and diluted), as adjusted       $               0.91   $               2.41
                                                                 ====================   ====================



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

SEGMENT REPORTING

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has concluded that its operating segments consist of homebuilding and financial services. These two segments are segregated in the accompanying consolidated financial statements under "Homebuilding" and "Financial Services", respectively.

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

3.  INVENTORY

Inventory consists of the following as of December 31, 2001 and September 30, 2002:

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                   2001          2002
                                                               ------------   ------------
Deposits and lots and land under development                   $    264,893   $    352,547
Residences completed and under construction                         381,093        365,142
                                                               ------------   ------------
                                                               $    645,986   $    717,689
                                                               ============   ============

A summary of homebuilding interest capitalized in inventory is as follows:

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                    2001           2002           2001            2002
                                                ------------    ------------    ------------    ------------
Interest capitalized, beginning of period       $     18,185    $      6,029    $     25,489    $     12,226
Interest incurred                                      5,823           8,944          19,189          17,053
Less interest included in:
  Cost of sales                                       (8,562)         (6,014)        (28,199)        (20,300)
  Interest expense                                      (337)             --          (1,370)            (20)
                                                ------------    ------------    ------------    ------------
Interest capitalized, end of period             $     15,109    $      8,959    $     15,109    $      8,959
                                                ============    ============    ============    ============

4.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

In early February 2002, Alec Engelstein, then Chief Executive Officer of Engle Homes, Inc., and David Shapiro, then Vice President-Chief Financial Officer of Engle Homes, Inc., resigned from their executive positions with Engle Homes, Inc. and alleged that they were entitled to receive severance packages in the aggregate amount of approximately $9,400, plus other benefits, including a claim by Mr. Engelstein of a monthly retirement benefit equal to 1/12th of his annual salary with such payments to continue for a period of 60 consecutive months. The Company accrued $13,748 in connection with this matter based on the Company's estimate of its probable exposure at the time. During September 2002, the Company reached an agreement whereby the Company would pay $7,607. As a result, the Company recognized a $6,141 reduction of this accrual. This reduction has been included in severance and merger related expenses for the three and nine months ended September 30, 2002.

In connection with the Company's announcement in March 2001 of its proposed merger with Engle, there was a class action suit filed in District Court, Clark County, Nevada, and a class action suit filed in the 80th Judicial District Court of Harris County, Texas, each of which challenged the merger as a breach of fiduciary duty. In addition, two interveners filed interventions in the Texas class action. In March 2002, the Company reached an agreement in principle for the settlement of the class actions and interventions. Under the terms of the settlement, the Company has agreed to pay the plaintiffs' attorneys' fees and expenses in an amount not to exceed $350 in the aggregate. The settlement was subject to a number of conditions, including the closing of the Merger, providing notice to the class, conducting confirmatory discovery, executing a definitive settlement agreement and obtaining final approval by the court. The parties originally contemplated that the settlement would be consummated in the Texas action. In the third quarter, the parties learned that the anticipated Texas forum was unavailable due to a prior dismissal. The parties are negotiating a settlement relating to the Nevada action and we anticipate executing a settlement agreement similar to the original agreement in principle. After payments made by its insurance provider, the Company anticipates being obligated to pay $160 in connection with the settlement of this litigation. This amount has been accrued for in the Company's financial statements as of September 30, 2002.

5.  SALE OF WESTBROOKE

During March 2002, management of the Company committed to a plan to dispose of Westbrooke Acquisition Corp. and its subsidiaries (Westbrooke). Pursuant to this plan of disposition, the Company would sell 100% of the common stock of Westbrooke. On April 8, 2002, the Company signed a definitive agreement for the sale of Westbrooke to Standard Pacific Corp. (Standard Pacific) for approximately $41,000 in cash. This sale was completed on April 15, 2002. Standard Pacific satisfied approximately $54,000 of Westbrooke's debt that included approximately $14,000 of intercompany liabilities owed to the Company. The Company recognized a gain of approximately $4,300, net of taxes upon the sale of Westbrooke.

6.  MERGER AND SEVERANCE RELATED EXPENSES

Included in merger and severance related charges in the accompanying consolidated statement of income for the nine months ended September 30, 2002 are costs of the merger and integration, such as professional fees, investment banking fees and printing fees. These fees approximate $5,500. Additionally, the Company incurred approximately

$5,000 in severance charges attributable to former executives of the Company whose employment was terminated in connection with the Merger. Merger and severance related expenses also include the accrual for severance payments with respect to Mr. Engelstein and Mr. Shapiro. See also Note 4 above.

7.  SUBSEQUENT EVENT

On October 4, 2002, the Company acquired the net assets of DS Ware Homes LLC (DS
Ware), a homebuilder based in Jacksonville, Florida, for approximately $35,000 in cash. In addition, if certain earnings targets are met, the Company will be obligated to pay an additional $5,150. As a result of this acquisition, the Company has drawn down an additional $30,000 under its credit facility.

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

RESULTS OF OPERATIONS

                    SELECTED FINANCIAL AND OTHER INFORMATION

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       2001             2002             2001             2002
                                                                   ------------     ------------     ------------     ------------

HOMEBUILDING:
Revenues:
    Home sales                                                     $    357,297     $    330,682     $  1,015,624     $    984,769
    Land/lot sales                                                        3,264            9,540           14,300           11,956
                                                                   ------------     ------------     ------------     ------------
                                                                        360,561          340,222        1,029,924          996,725

Cost of Sales:
    Home sales                                                          280,568          261,623          804,524          782,177
    Land/lot sales                                                        3,110            8,494           12,867           10,785
                                                                   ------------     ------------     ------------     ------------
                                                                        283,678          270,117          817,391          792,962
                                                                   ------------     ------------     ------------     ------------
Gross profit                                                             76,883           70,105          212,533          203,763

Selling, general & administrative expenses                               40,818           38,392          113,046          117,993
Depreciation and amortization                                             2,179            1,300            6,596            4,540
Severance and merger related expenses                                        --           (5,874)           1,864           18,593
Loss on early extinguishment of debt                                         --               --               --            5,411
Other income, net                                                        (1,076)          (1,270)          (2,509)          (4,138)
                                                                   ------------     ------------     ------------     ------------
Homebuilding pretax income                                               34,962           37,557           93,536           61,364

FINANCIAL SERVICES:
Revenues                                                                  8,848           11,222           23,065           28,599
Expenses                                                                  4,488            6,439           12,737           15,254
                                                                   ------------     ------------     ------------     ------------
Financial Services pretax income                                          4,360            4,783           10,328           13,345
                                                                   ------------     ------------     ------------     ------------
Income from continuing operations before income taxes                    39,322           42,340          103,864           74,709
Income tax expense                                                       14,363           16,002           37,812           27,879
                                                                   ------------     ------------     ------------     ------------
Income from continuing operations                                  $     24,959     $     26,338     $     66,052     $     46,830
                                                                   ============     ============     ============     ============

Earnings before interest, taxes, depreciation and amortization     $     50,545     $     50,680     $    137,231     $    100,545
Adjusted EBITDA (1)                                                $     50,545     $     44,806     $    139,095     $    124,549
Gross margin on home sales                                                 21.5%            20.9%            20.8%            20.6%
Ratio of SG&A expenses to revenues from home sales                         11.4%            11.6%            11.1%            12.0%
Ratio of Homebuilding pretax income to revenues from
  home sales                                                                9.8%            11.4%             9.2%             6.2%
Total active communities at period end                                      144              145               --               --
Homes closed                                                              1,379            1,252            3,947            3,713
Average sales price per home closed                                $        259     $        264     $        257     $        265
Backlog at end of period in sales value                            $    691,993     $    659,893               --               --
Backlog at end of period in number of homes                               2,590            2,337               --               --

----------

(1) Adjusted EBITDA represents EBITDA before severance and merger related charges and the loss on the early extinguishment of debt.

                      SELECTED HOMEBUILDING OPERATING DATA

The following table sets forth home sales and backlog data by region:

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                         2001           2002          2001            2002
                                                     ------------   ------------   ------------   ------------

HOMES CLOSED:
Florida                                                       503            427          1,421          1,477
Mid-Atlantic                                                  181            135            509            416
Texas                                                         412            430          1,212          1,141
West                                                          283            260            805            679
                                                     ------------   ------------   ------------   ------------
Total                                                       1,379          1,252          3,947          3,713

AVERAGE SALES PRICE PER HOME CLOSED:
Florida                                              $        226   $        245   $        223   $        246
Mid-Atlantic                                         $        313   $        335   $        301   $        339
Texas                                                $        270   $        258   $        269   $        261
West                                                 $        269   $        268   $        272   $        269
Total                                                $        259   $        264   $        257   $        265

REVENUES FROM HOME SALES:
Florida                                              $    113,435   $    104,814   $    317,154   $    363,415
Mid-Atlantic                                               56,740         45,223        153,424        141,162
Texas                                                     111,135        111,044        326,338        297,451
West                                                       75,987         69,601        218,708        182,741
                                                     ------------   ------------   ------------   ------------
Total                                                $    357,297        330,682   $  1,015,624   $    984,769

NEW SALES CONTRACTS, NET OF CANCELLATIONS:
Florida                                                       469            424          1,703          1,342
Mid-Atlantic                                                   77             90            416            470
Texas                                                         295            397          1,163          1,240
West                                                          196            284            769            849
                                                     ------------   ------------   ------------   ------------
Total                                                       1,037          1,195          4,051          3,901

BACKLOG AT END OF PERIOD IN NUMBER OF HOMES:
Florida                                                     1,499          1,138             --             --
Mid-Atlantic                                                  245            223             --             --
Texas                                                         465            501             --             --
West                                                          381            475             --             --
                                                     ------------   ------------   ------------   ------------
Total                                                       2,590          2,337             --             --

BACKLOG AT END OF PERIOD IN SALES VALUE:
Florida                                              $    377,835   $    312,137             --             --
Mid-Atlantic                                               71,452         93,332             --             --
Texas                                                     136,631        125,659             --             --
West                                                      106,075        128,765             --             --
                                                     ------------   ------------   ------------   ------------
Total                                                $    691,993   $    659,893             --             --

SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2002

Net income increased from $26,256 (or $0.95 per share) for the three months ended September 30, 2001 (the 2001 Quarter) to $26,338 (or $0.95 per share) for the three months ended September 30, 2002 (the 2002 Quarter). Income from continuing operations increased from $24,959 (or $0.90 per share) for the 2001 Quarter to $26,338 (or $0.95 per share) for the 2002 Quarter. The increase in income from continuing operations was attributable to increases in Homebuilding pretax income of $2,595 and Financial Services pretax income of $423.

Net income decreased from $69,126 (or $2.48 per share) for the nine months ended September 30, 2001 (the 2001 Nine Month Period) to $51,793 (or $1.86 per share) for the nine months ended September 30, 2002 (the 2002 Nine Month Period). Income from continuing operations decreased from $66,052 (or $2.37 per share) for the 2001 Nine Month Period to $46,830 (or $1.68 per share) for 2002 Nine Month Period. The decrease in net income and income from continuing operations was primarily a result of a decrease in Homebuilding pretax income of $32,172 which was partially offset by an increase in Financial Services pretax income of $3,017.

For the 2002 Quarter and the 2002 Nine Month Period, the Company's provision for income taxes was 38% and 37%, respectively, which is consistent with that of the corresponding periods in the prior year.

HOMEBUILDING

Homebuilding revenues decreased from $360,561 for the 2001 Quarter to $340,222 for the 2002 Quarter. The decline in revenues of $20,339, or 5.6%, was attributable to the decrease in sales of homes during the 2002 Quarter as compared to the 2001 Quarter. Revenue from the sale of homes decreased $26,615 or 7.4%, to $330,682 for the 2002 Quarter. This decrease was attributable to a decline in closings from 1,379 during the 2001 Quarter to 1,252 during the 2002 Quarter. This decrease was partially offset by an increase in the Company's average selling price from $259 during the 2001 Quarter to $264 during the 2002 Quarter. This increase in average selling price was primarily attributable to a change in product mix and the change in mix of homes closed in the Company's regions. This decline in sales of homes was partially offset by an increase in the sale of land of $6,276 for the 2002 Quarter from the 2001 Quarter.

Homebuilding revenues decreased from $1,029,924 for the 2001 Nine Month Period to $996,725 for the 2002 Nine Month Period. The decline in revenues of $33,199, or 3.2%, was primarily due to a decline in the closings from 3,947 to 3,713, or 5.9%. This decline in closings was partially offset by an increase in the average selling price from $257 during the 2001 Nine Month Period to $265 during the 2002 Nine Month Period.

The decline in closings in comparing the 2002 periods to the 2001 periods was primarily a result of the decline in the number of communities that the Company was actively marketing during the corresponding periods. At the beginning of the 2001 Quarter, the Company was actively marketing at approximately 150 communities as compared to approximately 130 at the beginning of the 2002 Quarter.

Gross margins on revenues from home sales decreased slightly from 21.5% and 20.8% during the 2001 Quarter and the 2001 Nine Month Period to 20.9% and 20.6% for the 2002 Quarter and the 2002 Nine Month Period. The decline was primarily attributable to an increase in the average lot cost per closing and an increase in incentives at several of our divisions. This was partially offset by an increase in our gross margin on options and upgrades.

Selling, general & administrative (SG&A) expenses decreased $2,426 or 5.9%, from $40,818 for the 2001 Quarter to $38,392 for the 2002 Quarter. SG&A expenses increased $4,947 or 4.4%, from $113,046 for the 2001 Nine Month Period to $117,993 for the 2002 Nine Month Period. As a percentage of revenues from home sales, SG&A remained relatively consistent at 11.6% and 12.0% for the 2002 Quarter and the 2002 Nine Month Period as compared to 11.4% and 11.1% for the 2001 Quarter and the 2001 Nine Month Period. The increase as a percentage of revenues from the 2001 periods to the 2002 periods was primarily attributable to an increase in information technology, compensation, legal and insurance expenses.

During the 2002 Nine Month Period, the Company incurred $18,593 in severance and merger related expenses. These expenses include severance accrued related to former executives of both Newmark and Engle. Additionally, in connection with the Merger, the Company incurred approximately $5,500 in legal, consulting and advisory fees. During the 2002 Quarter, the Company reached a settlement agreement with certain former executives of the Company for an amount less than the amount previously estimated. Accordingly, during the 2002 quarter the Company recognized a reversal of previously recorded severance expenses of approximately $6,100.

During the 2002 Nine Month Period, in connection with the Notes Offering, the Company recognized a loss on the early extinguishment of debt of $5,411. This charge relates to the exit fees incurred and the write off of unamortized deferred finance costs associated with the then existing borrowings.

Depreciation and amortization decreased from the 2001 periods primarily due to the reduction in goodwill amortization as a result of the adoption of SFAS 142 effective January 1, 2002.

FINANCIAL SERVICES

Our Financial Services businesses generally provide mortgage financing, title insurance and closing services for both our homebuyers and others. Financial Services revenues increased $2,374 or 26.8% from $8,848 for the 2001 Quarter to $11,222 for the 2002 Quarter. Financial Services pretax income increased $423 or 9.7% from $4,360 for the 2001 Quarter to $4,783 for the 2002 Quarter. For the 2002 Nine Month Period, Financial Services revenues increased $5,534 or 24.0%, to $28,599 and pretax income increased $3,017 or 29.2%, to $13,345. The increases in the Company's Financial Services operations are primarily attributable to an increase in the capture ratio of our closings.

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

At September 30, 2002, the Company had unrestricted cash and cash equivalents of $52,684, as compared to $75,136 at December 31, 2001. The decrease in unrestricted cash was primarily attributable to cash used in operating activities. During the 2002 Nine Month Period, the Company used cash of $8,775 to meet its operating needs, which primarily consisted of increases in inventory as part of the Company's strategy to increase the number of active communities and its land positions. During the 2002 Nine Month Period, inventory increased by $71,703 as our controlled lots increased from 16,576 to 19,142. This use of cash was partially offset by the cash generated from the Company's sale of Westbrooke during April 2002 and income generated from continuing operations. This, along with the proceeds from the Company's Notes Offering, were used to repay $379,577 in existing Homebuilding borrowings and TOI debt assumed in the Merger.

On June 25, 2002, the Company completed a private placement of $200,000 9% Senior Notes due 2010 (the 9% Notes) and $150,000 10 3/8% Senior Subordinated Notes due 2012 (the 10 3/8% Notes and together with the 9% Notes, the Notes). The net proceeds of approximately $335,000 and cash on hand were used to repay existing Homebuilding borrowings and approximately $75,000 in debt assumed from TOI in the Merger. Interest on the Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2003. The interest rates on the Notes are higher than the collective interest rates on the obligations that were repaid. As a result of the higher interest rates and the assumption of the TOI debt, the Company anticipates that interest incurred will exceed the amounts which would have been incurred under the prior borrowings. Therefore, the increased interest incurred will have an effect on gross margins in future periods. The Notes are secured by guarantees from all of the Company's material domestic subsidiaries. The 9% Notes rank pari passu in right of payment with all of the Company's existing and future senior debt and senior in right of payment to the 10 3/8% Notes and any future subordinated debt. The 10 3/8% Notes rank pari passu in right of payment with all of the Company's existing and future subordinated debt. The indentures governing the Notes require the Company to maintain a minimum net worth and place certain restrictions on the Company's ability, among other things, to incur additional debt, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates and merger or consolidate with other entities.

Additionally, the Company entered into a $220,000 revolving credit facility. The revolving credit facility expires on the third anniversary from the date the first loan was made. As of September 30, 2002, the Company has drawn down $10,000 and has issued letters of credit of $15,000 and as a result, has $195,000 in availability under the revolving credit facility. Loans outstanding under the revolving credit facility accrue interest at LIBOR or prime plus a spread (6.0% per annum at September 30, 2002). The revolving credit facility requires the Company to (1) maintain specified financial ratios regarding leverage, interest coverage, consolidated tangible net worth and certain operational measurements and (2) satisfy certain financial condition tests. The revolving credit facility also places certain restrictions on, among other things, the Company's ability to incur additional debt or liens, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates and merger or consolidate with other entities. The revolving credit facility is secured by substantially all of the assets of the Company and certain of its subsidiaries and by guarantees from certain of its subsidiaries.

Preferred Home Mortgage Company (PHMC), one of the Company's subsidiaries, has entered into a $50,000 revolving warehouse line of credit, which we refer to as our warehouse line of credit. The warehouse line of credit expires on June 24, 2003. As of September 30, 2002, the Company had $41,694 outstanding under the warehouse line of credit at an average interest rate of 1.375%. Interest accrues at a base rate or Eurodollar rate plus margin. The warehouse line of credit requires PHMC to maintain certain financial ratios and minimums. The warehouse line of credit is secured by a guarantee from the Company and by funded mortgages which are pledged as collateral.

On October 4, 2002, the Company acquired the net assets of DS Ware Homes LLC (DS
Ware), a homebuilder based in Jacksonville, Florida, for approximately $35,000 in cash. In addition, if certain earnings targets are met, the Company will be obligated to pay an additional $5,150. As a result of this acquisition, the Company has drawn down an additional $30,000 under the revolving credit facility.

At September 30, 2002, the amount of the Company's annual debt service payments was $34,200. This amount included debt service payments on the Notes of $33,600 and interest payments on the revolving credit facility of $600. The amount of the Company's annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change the Company's annual debt service payments by $100 per year. The revolving credit facility terminates in June 2005 at which time the Company will be required to repay all outstanding principal. Under certain circumstances, the Company may extend the facility in one-year increments, for up to two additional years.

Management believes that as a result of the Merger and the Notes Offering the Company will have adequate financial resources, including cash from operations and availability under the new revolving credit facility and the warehouse line of credit, to meet the Company's current working capital and land acquisition and development needs based on current market conditions into the foreseeable future. However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may need to seek additional debt or equity financing to operate and expand our business.

CRITICAL ACCOUNTING POLICIES

In the preparation of our financial statements, we apply accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.

Revenue from home and other real estate sales are recognized when title passes to the buyer and certain other conditions are met. As a result, our revenue recognition process does not involve significant judgments or estimates. However, we do rely on certain estimates to determine the related construction and land costs and resulting gross margins associated with revenues recognized. Our construction and lot costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. Land, land improvements and other common costs are generally allocated on a relative fair value basis to units within a parcel or subdivision. Land and land development costs generally include allocated interest and property taxes incurred until development is substantially completed.

The Company had goodwill of $57,726 at September 30, 2002. We periodically evaluate goodwill for impairment by determining whether the carrying amount can be recovered through future undiscounted cash flows. Our estimates of future cash flows are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the corresponding assets and their eventual disposition.

We enter into option contracts with third parties to acquire developed lots. From time to time to leverage our ability to acquire and finance the development of these lots, we transfer our option right to third parties, including special purpose entities owned by third parties, including our former officers or trusts related to them. These special purpose entities incur debt to finance the acquisition and development of the lots and grant us an option to acquire these assets. In consideration for these options, we make a non-refundable deposit, typically less than 20% of the option price. We do not have legal title to the special purpose entities or their assets and have not guaranteed their liabilities. However, because we have the right to exercise the options, we may be deemed to have certain rights of ownership over these entities' assets. As a result, we are required to include the assets of these entities and their corresponding liabilities in our financial statements under the caption "Consolidated Land Bank Obligations."

We are involved in litigation incidental to our business, the disposition of which is expected to have no material effect on our financial position or results of operations. We accrue our best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimate of our probable liability in these matters may change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the Notes Offering, $350 million of the Company's outstanding borrowings are based on fixed interest rates. The Company is exposed to market risk primarily related to potential adverse changes in interest rates on its existing construction loan and warehouse line of credit and the Company's new revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime and LIBOR lending rates, both upwards and downwards. The Company does not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes. We expect the interest rates relative to our bank loans to fluctuate with the prime and LIBOR lending rates, both upwards and downwards. As of September 30, 2002, we had an aggregate of approximately $10 million drawn under our bank loan arrangements that is subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $100,000 per year as a result of our bank loan arrangements that is subject to changes in interest rates.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found in the material set forth in the section, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Quarterly Report contains forward-looking statements regarding:

         o our estimate that we have adequate financial resources to meet our current working capital and land acquisition and development needs for the foreseeable future;

         o        the impact of inflation on our future results of operations;
                  and

         o our ability to pass through to our customers in the form of increased sales prices any increases in our costs.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

         o        our significant level of debt;

         o our ability to borrow or otherwise finance our business in the future;

         o        our ability to locate lots or parcels of land at anticipated;

         o our relationship with Technical Olympic, Inc., our parent company, and its control over our board and business activities;

         o our ability to successfully integrate the Engle companies or to realize the expected benefits of the merger discussed in this prospectus;

         o economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business;

         o        a decline in the demand for housing;

         o a decline in the value of the land and home inventories we maintain;

         o an increase in the cost of, or shortages in the availability of, skilled labor or construction materials;

         o        an increase in interest rates;

         o our ability to successfully dispose of developed properties or undeveloped land or lots at expected prices and within anticipated time frames;

         o        our ability to compete in our existing and future markets; and

         o        an increase or change in governmental regulations.


ITEM 4.  CONTROLS AND PROCEDURES

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.



                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

In early February 2002, Alec Engelstein, then Chief Executive Officer of Engle Homes, Inc., and David Shapiro, then Vice President-Chief Financial Officer of Engle Homes, Inc., resigned from their executive positions with Engle Homes, Inc. and alleged that they were entitled to receive severance packages in the aggregate amount of approximately $9.4 million, plus other benefits, including a claim by Mr. Engelstein of a monthly retirement benefit equal to 1/12th of his annual salary with such payments to continue for a period of 60 consecutive months. During September 2002, the Company reached an agreement whereby the Company will pay a combined amount of approximately $7.6 million to Messrs. Engelstein and Shapiro,

In connection with the Company's announcement in March 2001 of its proposed merger with Engle, there was a class action suit filed in District Court, Clark County, Nevada, and a class action suit filed in the 80th Judicial District Court of Harris County, Texas, each of which challenged the merger as a breach of fiduciary duty. In addition, two interveners filed interventions in the Texas class action. In March 2002, the Company reached an agreement in principle for the settlement of the class actions and interventions. Under the terms of the settlement, the Company has agreed to pay the plaintiffs' attorneys' fees and expenses in an amount not to exceed $350,000 in the aggregate. The settlement is subject to a number of conditions, including the closing of the Merger, providing notice to the class, conducting confirmatory discovery, executing a definitive settlement agreement and obtaining final approval by the court. The parties originally contemplated that the settlement would be consummated in the Texas action. Subsequent to this agreement, the parties learned that the anticipated Texas forum was unavailable due to the prior dismissal. The parties are negotiating a settlement relating to the Nevada action and we anticipate executing a settlement agreement similar to the original agreement in principle.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


Exhibit
Number          Description

10.1 Employment Agreement between Technical Olympic USA, Inc. and Tommy L. McAden dated July 12, 2002, effective June 25, 2002. (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed August 13, 2002)

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report.

Current Report on 8-K dated July 9, 2002, was filed on July 9, 2002. In the Current Report, the Company reported under Item 2 that Engle had merged with and into Newmark pursuant to a stock-for-stock merger, with Newmark as the surviving corporation which subsequently changed its name as a result of the Merger to "Technical Olympic USA, Inc." The Company also reported under Item 5 that it had completed a private placement of $200 million 9% Senior Notes due 2010 and $150 million 10 3/8% Senior Subordinated Notes due 2012.

Current Report on 8-K dated August 14, 2002, was filed on August 14, 2002. In the Current Report, the Company reported under Item 5 certain financial results for the quarter ended June 30, 2002.

Current Report on 8-K dated September 9, 2002, was filed on September 9, 2002. In the Current Report, the Company reported under Item 2 the restatement of its Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Notes thereto to reflect the Merger.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Technical Olympic USA, Inc.


Date:  November 12, 2002                  By: /s/ Tommy L.  McAden
       ----------------------------           ---------------------------------
                                        Name:  Tommy L. McAden

                                       Title:  Vice President-Finance and
                                               Administration and Chief
                                               Financial Officer

Date:  November 12, 2002                  By:  /s/ Randy L. Kotler
       ----------------------------           ---------------------------------
                                        Name:  Randy L. Kotler

                                       Title:  Vice President-Chief Accounting
                                               Officer

                                 CERTIFICATIONS

I, Antonio B. Mon, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technical Olympic USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-13 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002

                                          By:     /s/ ANTONIO B. MON
                                              --------------------------------
                                          Name:   Antonio B. Mon
                                          Title:  Chief Executive Officer

                                 CERTIFICATIONS

I, Tommy McAden, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technical Olympic USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-13 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

d. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002

                                             By:      /s/ TOMMY L. MCADEN
                                                  -----------------------------
                                             Name:    Tommy L. McAden
                                             Title:   Chief Financial Officer

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

10.1            Employment Agreement between Technical Olympic USA, Inc. and
                Tommy L. McAden dated July 12, 2002, effective June 25, 2002.
                (incorporated by reference to Exhibit 10.10 to the Company's
                Form 10-Q filed August 13, 2002)

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
