Form 10-Q/A
period 2002-06-30
TECHNICAL OLYMPIC USA INC
filed 2002-11-15
CIK 1046578

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                               (Amendment No. 1)


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


Title                                     Outstanding
Common Stock, par value $0.01             27,878,787 shares as of June 30, 2002

                           TECHNICAL OLYMPIC USA, INC.

                                      INDEX


                                                                                                        PAGE
Explanatory Note..........................................................................................3

PART I.           Financial Information...................................................................4

       ITEM 1.    Financial Statements (Unaudited)........................................................4

                  Consolidated Statements of Financial Condition..........................................4
                  Consolidated Statements of Income.......................................................5
                  Consolidated Statements of Cash Flows...................................................6
                  Notes to the Consolidated Financial Statements..........................................7

       ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................11

       ITEM 3.    Changes in Information about Market Risk................................................16

PART II.          Other Information.......................................................................16

       ITEM 1.    Legal Proceedings.......................................................................16

       ITEM 2.    Changes in Securities and Use of Proceeds...............................................17

       ITEM 3.    Defaults upon Senior Securities.........................................................17

       ITEM 4.    Submission of Matters to a Vote of Security Holders.....................................17

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

       ITEM 6.    Exhibits and Reports on Form 8-K........................................................18

                  Exhibits................................................................................18

                  Reports on Form 8-K.....................................................................19

                  Signatures..............................................................................20

EXPLANATORY NOTE

None of the supplemental information included herein in any way restates the financial results contained in Technical Olympic USA, Inc.'s consolidated statements of financial condition, statements of income or statements of cash flows at, and as of, June 30, 2002 that were contained in the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2002, but we have elaborated upon certain notes thereto. Technical Olympic USA, Inc. hereby files this amended version of its Quarterly Report on Form 10-Q/A for the three and six month periods ended June 30, 2002. The Quarterly Report on Form 10-Q for these periods was initially filed with the Securities and Exchange Commission on August 13, 2002 (the "Original Q2 10-Q"). This amended version (the "Q2 10-Q/A") is provided to elaborate upon certain disclosures contained in the Original Q2 10-Q and to add certain exhibits that were inadvertently partially omitted from the Original Q2 10-Q. The accompanying disclosures were prepared in response to comments received by us from the staff of the division of Corporation Finance of the Securities and Exchange Commission as part of a review of our recent periodic filings. This Q2 10-Q/A does not update all information contained in the Original Q2 10-Q. Readers are encouraged to consult Technical Olympic USA, Inc.'s Current Reports on Form 8-K and other periodic filings filed since the Original Q2 10-Q for information relating to events subsequent to the date of the Original Q2 10-Q.

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


ORGANIZATION

On June 25, 2002, Engle Holdings Corp. (Engle) merged with and into Newmark Homes Corp. (Newmark). The combined company was renamed Technical Olympic USA, Inc. Each issued and outstanding share of Engle common stock was exchanged for 1,724.0829 shares of Newmark common stock (the Merger). At the date of the Merger, there were 9,500 shares of Engle common stock issued and outstanding, all of which were held by Technical Olympic, Inc. (TOI). As a result of the Merger, 16,378,787 of additional shares were issued to TOI. In addition, the Company assumed approximately $75,000 of debt incurred by TOI (the "TOI Debt"). The TOI Debt accrued interest at rates ranging from 13.5% to 14.875% and was to mature on September 30, 2004. As both Engle and Newmark were under the control of TOI, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", the Merger was accounted for in a manner similar to a pooling of interests, whereby the Company recognized the acquired assets and liabilities of Engle at their historical carrying amounts. As both entities came under common control of TOI on November 22, 2000, the financial statements and other operating data of the Company have been restated to include the operations of Engle from November 22, 2000. The assumption of the TOI Debt incurred by TOI has been accounted for as a distribution.


As a result of the exchange of equity interests in the Merger, TOI owns 91.75% of the Company. TOI is a wholly owned subsidiary of Technical Olympic (UK) PLC, an English company, which is a wholly owned subsidiary of Technical Olympic S.A., a Greek company that is publicly traded on the Athens Stock Exchange.


Concurrently with the Merger, the Company completed a private placement of $200,000 9% senior notes and $150,000 10 3/8% senior subordinated notes (the Notes Offering). The net proceeds from the Notes Offering were used to repay certain indebtedness of both Newmark and Engle and the TOI Debt that was assumed in connection with the Merger. The notes are fully and unconditionally guaranteed by all of the Company's material domestic subsidiaries. Any subsidiaries of the Company, other than the subsidiary guarantors, are minor and the Company has no independent assets or operations. Additionally, the Company entered into an unsecured revolving credit facility, which provides for loans up to $220,000 that is available for our working capital requirements. As of June 30, 2002, the Company has $210,000 in availability under this credit facility.


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


In early February 2002, Alec Engelstein, then Chief Executive Officer of Engle Homes, Inc., and David Shapiro, then Vice President-Chief Financial Officer of Engle Homes, Inc., resigned from their executive positions with Engle Homes, Inc. and alleged that they were entitled to receive severance packages in the aggregate amount of approximately $9.4 million, plus other benefits, including a claim by Mr. Engelstein of a monthly retirement benefit equal to 1/12th of his annual salary with such payments to continue for a period of 60 consecutive months. The Company disputes their claims, but there can be no assurance that, if litigated or arbitrated, the Company will prevail. However, we have included amounts sufficient to cover the alleged payments due to Mr. Engelstein and Mr. Shapiro in our financial statements for the six months ended June 30, 2002 in accordance with SFAS 5 as we have concluded that the amounts are probably and estimable. These amounts are included in merger and severance related expenses in the accompanying statements of income for the six months ended June 30, 2002.


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

5.  SALE OF WESTBROOKE


During March 2002, management of the Company committed to a plan to dispose of Westbrooke Acquisition Corp. and its subsidiaries (Westbrooke). Pursuant to this plan of disposition, the Company would sell 100% of the common stock of Westbrooke. On April 8, 2002, the Company signed a definitive agreement for the sale of Westbrooke to Standard Pacific Corp. (Standard Pacific) for approximately $41.0 million in cash. This sale was completed on April 15, 2002. An adjustment (either upwards or downwards) to the purchase price may occur within 90 days of the closing date of the sale based on Westbrooke's net income from January 1, 2002 through the closing date. In addition, Standard Pacific satisfied approximately $54.4 million of Westbrooke's debt that includes approximately $14.2 million of intercompany liabilities owed to the Company. The Company recognized a gain of approximately $4.3 million, net of taxes upon the sale of Westbrooke. Results of Westbrooke's operations have been classified as discontinued operations, and prior periods have been restated. Discontinued operations include Westbrooke revenues, which totaled $44,197 and $79,036 for the six months ended June 30, 2002 and 2001, respectively.



6.  MERGER AND SEVERANCE RELATED EXPENSES

Included in merger and severance related charges in the accompanying consolidated statement of income for the three months ended June 30, 2002 include costs of the merger and integration, such as professional fees, investment banking fees and printing fees. These fees approximate $5,500. Additionally, during the three months ended June 30, 2002, the company incurred approximately $5,000 in severance charges attributable to former executives of the Company whose employment was terminated in connection with the Merger. Merger and severance related expenses also include the accrual for severance payments with respect to Mr. Engelstein and Mr. Shapiro. See Note 4 above.

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

RESULTS OF OPERATIONS


                    SELECTED FINANCIAL AND OTHER INFORMATION

                                                                       SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                           JUNE 30,                  JUNE 30,
                                                                      2002          2001         2002         2001
                                                                  ---------------------------------------------------
HOMEBUILDING:
Revenues:
    Home sales                                                     $  654,086    $  658,328    $  352,107    $ 349,522
    Land/lot sales                                                      3,342        11,035         2,033        9,672
                                                                   ----------    ----------    ----------    ---------
                                                                      657,428       669,363       354,140      359,194

Cost of Sales:
    Home sales                                                        520,728       524,967       280,228      276,539
    Land/lot sales                                                      3,045         9,756         1,861        8,685
                                                                   ----------    ----------    ----------    ---------
                                                                      523,773       534,723       282,089      285,224
                                                                   ----------    ----------    ----------    ---------
Gross profit                                                          133,655       134,640        72,051       73,970

Selling, general & administrative expenses                             79,612        72,834        41,897       37,909
Depreciation and amortization                                           3,241         4,415         1,609        2,132
Severance and merger related expenses                                  24,467         1,864        10,639        1,864
Loss on early extinguishment of debt                                    5,411             -         5,411            -
Other income, net                                                      (3,332)       (3,051)       (1,790)        (580)
                                                                   ----------    ----------    ----------    ---------
Homebuilding pretax income                                             24,256        58,578        14,285       32,645

FINANCIAL SERVICES:
Revenues                                                               17,947        14,217         9,423        7,822
Expenses                                                                9,837         8,249         5,035        4,263
                                                                   ----------    ----------    ----------    ---------
Financial Services pretax income                                        8,110         5,968         4,388        3,559
                                                                   ----------    ----------    ----------    ---------
Income from continuing operations before income taxes                  32,366        64,546        18,673       36,204
Income tax expense                                                     11,877        23,451         7,110       13,137
                                                                   ----------    ----------    ----------    ---------
Income from continuing operations                                  $   20,489    $   41,095    $   11,563    $  23,067
                                                                   ==========    ==========    ==========    =========

Cash flow from operation activities                                   $23,628       $39,917       (20,079)      (3,690)
Cash flow from investing activities                                   $(6,125)      $(3,397)       (2,639)      (2,501)
Cash flow from financial activities                                  $(59,234)      $(6,970)      (27,989)       6,984
Earnings before interest, taxes, depreciation and amortization(1)     $50,435       $86,807       $27,642      $47,423
Gross margin on home sales                                               20.4%         20.3%         20.4%        20.9%
Ratio of SG&A expenses to revenues from home sales                       12.2%         11.1%         11.9%        10.8%
Ratio of Homebuilding pretax income to revenues from
  home sales                                                              3.7%          8.9%          4.1%         9.3%
Total active communities at period end                                    127           150             -            -
Homes closed                                                            2,461         2,568         1,315        1,342
Average sales price per home closed                                      $266          $256          $268         $260
Backlog at end of period in sales value                              $666,082      $773,304             -            -
Backlog at end of period in number of homes                             2,394         2,932             -            -

----------

(1) EBITDA represents earnings from continuing operations before interest, taxes, depreciation, and amortization and consists of the sum of income from continuing operations before: (a) income taxes, (b) amortization of capitalized interest in cost of sales, (c) homebuilding interest expense and (d) depreciation and amortization. We have included information concerning EBITDA because some investors use it as a measure of a company's ability to service and incur debt. EBITDA is not required by generally accepted accounting principles, or GAAP, and other companies may calculate EBITDA differently. EBITDA should not be considered as an alternative to operating income or to cash flows from operating activities (as determined in accordance with GAAP) and should not be construed as an indication of our operating performance or a measure of our liquidity.


Following is a reconciliation of income from continuing operations to EBITDA:

                                                                       SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                           JUNE 30,                  JUNE 30,
                                                                      2002          2001         2002         2001
                                                                  ---------------------------------------------------
Income from continuing operations                                  $   20,489    $   41,095    $   11,563    $  23,067
Add: income taxes                                                      11,877        23,451         7,110       13,137
Add: interest in cost of sales                                         14,761        16,229         7,350        8,545
Add: interest expense                                                      67         1,617            10          542
Add: depreciation and amortization expense                              3,241         4,415         1,609        2,132
                                                                   ----------    ----------    ----------    ---------
EBITDA                                                             $   50,435    $   86,807    $   27,642    $  47,423
                                                                   ==========    ==========    ==========    =========

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

At June 30, 2002, the amount of our annual debt service payments was $34,200. This amount included debt service payments on the Notes of $33,600 and interest payments on the revolving credit facility of $600. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payments by $100 per year. The revolving credit facility terminates in June 2005 at which time we will be required to repay all outstanding principal. Under certain circumstances, we may extend the facility in one-year increments, for up to two additional years.


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



     We had goodwill of $57,726 at June 30, 2002. We periodically evaluate goodwill for impairment by determining whether the carrying amount can be recovered through future undiscounted cash flows. Our estimates of future cash flows are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the corresponding assets and their eventual disposition.



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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
Number          Description
-------         -----------
2.1*            Agreement and Plan of Merger, dated April 8, 2002, by and among
                Newmark Homes Corp., Engle Holdings Corp., and Technical
                Olympic, Inc. (incorporated by reference to Exhibit 99.A to
                Newmark's Information Statement on Schedule 14-C filed on June
                3, 2002).

2.2* Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc. and Technical Olympic, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed July 9, 2002).

3.1* The Certificate of Amendment amending the Certificate of Incorporation of Newmark Homes Corp. (incorporated by reference to Exhibit 99.B to Newmark's Information Statement on Schedule 14-C filed on June 3, 2002).

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

10.2 Credit Agreement, dated July 5, 2001, between Preferred Home Mortgage Company and Guaranty Bank.


10.3* First Amendment to Credit Agreement, dated December 20, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

Exhibit
Number          Description
-------         -----------

10.4* Second Amendment to Credit Agreement, dated June 25, 2002, between Preferred Home Mortgage Company and Guaranty Bank.

10.5* Mortgage Loan Purchase and Sale Agreement, dated July 5, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.6* First Amendment to Purchase Agreement, dated December 20, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.7* Second Amendment to Mortgage Loan Purchase and Sale Agreement, dated June 25, 2002, between Preferred Home Mortgage Company and Guaranty Bank.

10.8* Guaranty of Technical Olympic USA, Inc., dated June 25, 2002, in favor of Guaranty Bank.

10.9*           Employment Agreement between Newmark Homes Corp. and Antonio B.
                Mon dated April 5, 2002, effective June 25, 2002 (incorporated by reference to Exhibit 99.E to Newmark's Information Statement on Schedule 14-C filed on June 3, 2002).

10.10* Employment Agreement between Technical Olympic USA, Inc. and Tommy L. McAden dated July 12, 2002, effective June 25, 2002.


*  Previously filed.

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


                                       Technical Olympic USA, Inc.


Date: November 15, 2002               By:  /s/ TOMMY L.  MCADEN
                                           -------------------------------------
                                    Name:  Tommy L. McAden

                                   Title:   Vice President-Finance and
                                            Administration and Chief Financial
                                            Officer



Date: November 15, 2002                By:  /s/ RANDY L. KOTLER
                                            ------------------------------------
                                     Name:  Randy L. Kotler
                                    Title:  Chief Accounting Officer

                             CHIEF FINANCIAL OFFICER
                         OF TECHNICAL OLYMPIC USA, INC.
                       PURSUANT TO 18 U.S.C. SECTION 1350


         I, Tommy L. McAden, Vice President-Finance and Administration and Chief Financial Officer of Technical Olympic USA, Inc. (the "Company"), hereby certify that the accompanying report on Form 10-Q/A for the quarter ending June 30, 2002 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section.

         I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         Executed this 15th day of November, 2002.


                                       /s/ Tommy L. McAden
                                       --------------------
                                       Tommy L. McAden
                                       Vice President-Finance and Administration
                                       and Chief Financial Officer
                                       Technical Olympic USA, Inc.

                             CHIEF EXECUTIVE OFFICER
                         OF TECHNICAL OLYMPIC USA, INC.
                       PURSUANT TO 18 U.S.C. SECTION 1350


         I, Antonio B. Mon, President and Chief Executive Officer of Technical Olympic USA, Inc. (the "Company"), hereby certify that the accompanying report on Form 10-Q/A for the quarter ending June 30, 2002 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section.

         I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         Executed this 15th day of November, 2002.


                                       /s/ Antonio B. Mon
                                       ------------------
                                       Antonio B. Mon
                                       President and Chief Executive Officer
                                       Technical Olympic USA, Inc.

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

10.2 Credit Agreement, dated July 5, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.3* First Amendment to Credit Agreement, dated December 20, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.4* Second Amendment to Credit Agreement, dated June 25, 2002, between Preferred Home Mortgage Company and Guaranty Bank.

10.5* Mortgage Loan Purchase and Sale Agreement, dated July 5, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.6* First Amendment to Purchase Agreement, dated December 20, 2001, between Preferred Home Mortgage Company and Guaranty Bank.

10.7* Second Amendment to Mortgage Loan Purchase and Sale Agreement, dated June 25, 2002, between Preferred Home Mortgage Company and Guaranty Bank.

10.8* Guaranty of Technical Olympic USA, Inc., dated June 25, 2002, in favor of Guaranty Bank.

10.9            Employment Agreement between Newmark Homes Corp. and Antonio B.
                Mon dated April 5, 2002, effective June 25, 2002 (incorporated by reference to Exhibit 99.E to Newmark's Information Statement on Schedule 14-C filed on June 3, 2002).

10.10* Employment Agreement between Technical Olympic USA, Inc. and Tommy L. McAden dated July 12, 2002, effective June 25, 2002.


*Previously filed.