Form 10-Q/A
period 2002-09-30
TECHNICAL OLYMPIC USA INC
filed 2002-11-15
CIK 1046578

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

       ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................12

       ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk..............................17

       ITEM 4.    Controls and Procedures.................................................................18

PART II.          Other Information.......................................................................18

       ITEM 1.    Legal Proceedings.......................................................................18

       ITEM 2.    Changes in Securities and Use of Proceeds...............................................19

       ITEM 3.    Defaults upon Senior Securities.........................................................19

       ITEM 4.    Submission of Matters to a Vote of Security Holders.....................................19

       ITEM 5.    Other Information.......................................................................19

       ITEM 6.    Exhibits and Reports on Form 8-K........................................................19

                  Exhibits................................................................................19

                  Reports on Form 8-K.....................................................................20

                  Signatures..............................................................................21

Certifications    ........................................................................................22

EXPLANATORY NOTE

None of the supplemental information included herein in any way restates the financial results contained in Technical Olympic USA, Inc.'s consolidated statement of financial condition, statements of income or statements of cash flows at, and as of, September 30, 2002 that were contained in the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2002, but we have changed certain disclosures in our management's discussion & analysis of financial condition and results of operations. Technical Olympic USA, Inc. hereby files this amended version of its Quarterly Report on Form 10-Q/A for the three and nine month periods ended September 30, 2002. The Quarterly Report on Form 10-Q for these periods was initially filed with the Securities and Exchange Commission on November 13, 2002 (the "Original Q3 10-Q"). This amended version (the "Q3 10-Q/A") is provided to clarify certain disclosures contained in the Original Q3 10-Q. The accompanying disclosures were prepared in response to comments received by us from the staff of the division of Corporation Finance of the Securities and Exchange Commission as part of a review of our recent periodic filings. This Q3 10-Q/A does not update all information contained in the Original Q3 10-Q.

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

                           TECHNICAL OLYMPIC USA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)


                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         2001             2002
                                                                                     ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $     69,126    $     51,793
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Income from discontinued operations                                                    (3,074)         (4,963)
    Depreciation and amortization                                                           6,596           4,540
    Write-off of deferred financing costs                                                      --           1,095
    Deferred income taxes                                                                      --          (5,518)
    Changes in operating assets and liabilities:
      Restricted cash                                                                        (243)        (23,048)
      Inventory                                                                             9,693         (71,703)
      Other assets                                                                        (30,292)         (3,604)
      Accounts payable and other liabilities                                               13,879          40,908
      Customer deposits                                                                     3,452             528
      Mortgage loans held for sale                                                        (18,556)          2,496
                                                                                     ------------    ------------
Net cash provided by (used in) operating activities                                        50,581          (7,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment                                                    (4,842)         (6,346)
                                                                                     ------------    ------------
Net cash used in investing activities                                                      (4,842)         (6,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes offering                                                                   --         350,000
Payments for deferred financing costs                                                          --         (15,252)
Net proceeds from revolving credit facilities                                              13,447          12,888
Repayments on Homebuilding borrowings                                                          --        (379,577)
Net proceeds from Financial Services borrowings                                            14,166           3,005
Minority interest in consolidated subsidiaries                                                 99         (18,722)
Distributions by Engle                                                                    (29,516)         (4,813)
Dividends                                                                                  (6,210)             --
Other                                                                                          --          (6,482)
                                                                                     ------------    ------------
Net cash used in financing activities                                                      (8,014)        (58,953)
                                                                                     ------------    ------------
Net cash provided by (used in) operations                                                  37,725         (72,775)
Net cash provided by discontinued operations                                                1,809          50,323
                                                                                     ------------    ------------
Increase (decrease) in cash and cash equivalents                                           39,534         (22,452)
Cash and cash equivalents at beginning of period                                           24,251          75,136
                                                                                     ------------    ------------
Cash and cash equivalents at end of period                                           $     63,785    $     52,684
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

RESULTS OF OPERATIONS

                    SELECTED FINANCIAL AND OTHER INFORMATION

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       2001             2002             2001             2002
                                                                   ------------     ------------     ------------     ------------
HOMEBUILDING:
Revenues:
    Home sales                                                     $    357,297     $    330,682     $  1,015,624     $    984,769
    Land/lot sales                                                        3,264            9,540           14,300           11,956
                                                                   ------------     ------------     ------------     ------------
                                                                        360,561          340,222        1,029,924          996,725
Cost of Sales:
    Home sales                                                          280,568          261,623          804,524          782,177
    Land/lot sales                                                        3,110            8,494           12,867           10,785
                                                                   ------------     ------------     ------------     ------------
                                                                        283,678          270,117          817,391          792,962
                                                                   ------------     ------------     ------------     ------------
Gross profit                                                             76,883           70,105          212,533          203,763

Selling, general & administrative expenses                               40,818           38,392          113,046          117,993
Depreciation and amortization                                             2,179            1,300            6,596            4,540
Severance and merger related expenses                                        --           (5,874)           1,864           18,593
Loss on early extinguishment of debt                                         --               --               --            5,411
Other income, net                                                        (1,076)          (1,270)          (2,509)          (4,138)
                                                                   ------------     ------------     ------------     ------------
Homebuilding pretax income                                               34,962           37,557           93,536           61,364

FINANCIAL SERVICES:
Revenues                                                                  8,848           11,222           23,065           28,599
Expenses                                                                  4,488            6,439           12,737           15,254
                                                                   ------------     ------------     ------------     ------------
Financial Services pretax income                                          4,360            4,783           10,328           13,345
                                                                   ------------     ------------     ------------     ------------
Income from continuing operations before income taxes                    39,322           42,340          103,864           74,709
Income tax expense                                                       14,363           16,002           37,812           27,879
                                                                   ------------     ------------     ------------     ------------
Income from continuing operations                                  $     24,959     $     26,338     $     66,052     $     46,830
                                                                   ============     ============     ============     ============
Cash flow from operating activities                                      10,664          (31,104)    $     50,581     $     (7,476)
Cash flow from investing activities                                      (1,445)            (221)    $     (4,842)    $     (6,346)
Cash flow from financing activities                                      (1,044)             281     $     (8,014)    $    (58,953)
Earnings before interest, taxes, depreciation and amortization(1)  $     50,545     $     50,680     $    137,231     $    100,545
Gross margin on home sales                                                 21.5%            20.9%            20.8%            20.6%
Ratio of SG&A expenses to revenues from home sales                         11.4%            11.6%            11.1%            12.0%
Ratio of Homebuilding pretax income to revenues from
  home sales                                                                9.8%            11.4%             9.2%             6.2%
Total active communities at period end                                      144              145               --               --
Homes closed                                                              1,379            1,252            3,947            3,713
Average sales price per home closed                                $        259     $        264     $        257     $        265
Backlog at end of period in sales value                            $    691,993     $    659,893               --               --
Backlog at end of period in number of homes                               2,590            2,337               --               --

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

Following is a reconciliation of income from continuing operations to EBITDA:

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       2001             2002             2001             2002
                                                                   ------------     ------------     ------------     ------------
Income from continuing operations                                  $     24,959     $     26,338     $     66,052     $     46,830
Add: income taxes                                                        14,363           16,002           37,812           27,879
Add: interest in cost of sales                                            8,929            6,306           26,049           20,542
Add: interest expense                                                       115               --              722               20
Add: amortization of deferred finance costs                                  --              734               --              734
Add: depreciation and amortization expense                                2,179            1,300            6,596            4,540
                                                                   ------------     ------------     ------------     ------------
EBITDA                                                             $     50,545     $     50,680     $    137,231      $   100,545
                                                                   ------------     ------------     ------------     ------------

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

1. I have reviewed this quarterly report on Form 10-Q/A of Technical Olympic USA, Inc.;

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



Date:  November 15, 2002

                                          By:     /s/ ANTONIO B. MON
                                              --------------------------------
                                          Name:   Antonio B. Mon
                                          Title:  Chief Executive Officer

                                 CERTIFICATIONS

I, Tommy McAden, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Technical Olympic USA, Inc.;

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



Date:  November 15, 2002

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
