Form 10-K
period 2002-12-31
TECHNICAL OLYMPIC USA INC
filed 2003-02-12
CIK 1046578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-23677

Technical Olympic USA, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0460831

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4000 Hollywood Boulevard, Suite 500 North Hollywood, Florida	33021

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 364-4000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   ☐   No   ☒

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $32.4 million as of February 6, 2003.

     As of February 3, 2003, there were 27,878,787 shares of the Registrant’s common stock outstanding.

Documents Incorporated By Reference

     Portions of the Registrant’s definitive proxy statement for its 2003 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2002, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
RISK FACTORS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Indenture for 9 % Senior Notes
Supplemental Indenture 10 3/8%
Indenture dated February 3, 2003
Registration Rights Agreement
Employment Ageement with Yannis Delikanakis
Credit Agreement
First Amendment to Credit Agreement
Second Amendment to Credit Agreement
Third Amendment to Credit Agreement
Guaranty dated August 1, 2002
Mortgage Loan Purchase Agreement & Sale Agreement
First Amendment to Mortgage Loan Purchase
Mortgage Loan Purchase & Sale Agreement 08/01/2002
First Amendment to Mortgage Loan Purchase
List of Subsidiaries
Consent of Ernst & Young LLP
Consent of BDO Siedman, LLP
Certification of CEO
Certification of CFO

PART I

ITEM 1. BUSINESS

     We are the twelfth largest homebuilder in the United States, based on the number of homes we closed in 2001 and have a geographically diversified, national presence. We operate in 14 metropolitan markets located in four major geographic regions: Florida, Texas, the West and the Mid-Atlantic. We seek to operate in rapidly growing markets characterized by strong projected population and employment growth and relatively high income levels. Currently, we conduct homebuilding operations in five of the top ten U.S. homebuilding states ranked by total permit activity. For the twelve months ended December 31, 2002, we delivered 5,085 homes, with an average sales price of $265,000, and generated approximately $1.3 billion in revenues from home sales and $67.0 million in income from continuing operations.

     We design, build and market high quality detached single-family residences, town homes and condominiums primarily for “move-up” homebuyers. We also offer homes to homebuyers who are relocating to a new city or state, “first-time” homebuyers, buyers of vacation homes and homebuyers with grown children who want a smaller home (“empty nesters”). We market our homes under various brand names, including Newmark®, Fedrick Harris Estate Homes, Engle, DS Ware and Masonry. As of December 31, 2002, we owned, or had options to acquire, 26,320 lots, and we were actively building or marketing in 159 communities. Our backlog of homes sold but not closed at December 31, 2002, was 2,280, representing approximately $636.9 million in expected revenues.

     In addition to our homebuilding operations, we also offer a variety of financial services, including mortgage financing, title insurance and closing services, to homebuyers in the majority of our markets. Our mortgage financing operation derives most of its revenues from buyers of our homes although it also offers its services to other homebuyers and existing homeowners refinancing their mortgages. Our title insurance and closing services are subscribed to by buyers of our homes and other people purchasing or refinancing residential or commercial real estate.

Company History

     Our predecessor company was founded in Houston, Texas in 1983. Our company was formed in 1994 as a Nevada corporation under the name Newmark Homes Corp. We completed our initial public offering of common stock in March 1998. In December 1999, Technical Olympic, Inc. acquired 80% of our common stock. Technical Olympic is a wholly-owned subsidiary of Technical Olympic (UK) PLC, a corporation formed under the laws of Great Britain, which is a wholly-owned subsidiary of Technical Olympic S.A., a publicly-traded Greek corporation. In March 2001, we changed the state of our incorporation from Nevada to Delaware.

     On April 15, 2002, we sold the stock of our wholly-owned subsidiary, Westbrooke Acquisition Corp., to Standard Pacific. Westbrooke Acquisition and its subsidiaries build homes in South Florida under the name of “Westbrooke Homes.”

     On June 25, 2002, Engle Holdings Corp., a wholly-owned subsidiary of our majority stockholder, Technical Olympic, merged with and into us and we changed our name to Technical Olympic USA, Inc. As a result of the merger, Technical Olympic currently owns 91.75% of our outstanding common stock.

     On October 4, 2002, we acquired the net assets of DS Ware Homes LLC, a homebuilder operating in Jacksonville, Florida, for $35.6 million in cash, of which $30.0 million was funded with proceeds from our revolving credit facility. In addition, if certain earnings targets are met for the five-month period after the closing, we will be obligated to pay an additional $5.2 million in cash to the sellers in 2003.

     On November 18, 2002, we acquired the net assets of Masonry Homes, Inc., a homebuilder operating in the northwestern suburbs of Baltimore, Maryland and southern Pennsylvania, for $17.1 million in cash, of which approximately $15.0 million was funded with proceeds from our revolving credit facility. In addition, if certain targets are met regarding home closings, the development and/or subdivision of certain lots and earnings for the

2003 and 2004 fiscal years, we will be obligated to pay up to an additional $21.3 million in cash to the sellers over a two-year period, of which $11.3 million has been paid as of February 5, 2003.

Business Strategies

Focus on Growth in Current Markets

     Unlike many large homebuilders that concentrate on achieving national scale, we focus primarily on expanding our homebuilding operations in our current regions in Florida, Texas, the West and the Mid-Atlantic. These areas are generally characterized by high job growth and in-migration trends, creating strong demand for new housing. We seek to expand our product offerings, enter into new communities and branch out into adjacent markets as a means to establish ourselves as a top-five builder in each of the markets in which we compete. We believe that this strategy will permit us to further strengthen our competitive position, expand overall economies of scale and increase our revenues and profitability. We believe that we can capitalize on attractive opportunities to grow in our current markets, both organically and through complementary acquisitions.

Implement Profit Improvement and Other Efficiency Initiatives

     As part of our goal of strengthening our return on assets, we have recently adopted a detailed performance improvement plan that includes initiatives to realize enhanced operating efficiencies. We are implementing best practices across our companies, and believe that this operating strategy will allow us to:

•	reduce the time necessary to complete each stage in the home construction cycle;

•	minimize our inventory of unsold homes;

•	use our volume purchasing power to achieve favorable terms with our vendors;

•	achieve more favorable pricing of lot premiums and options; and

•	implement innovative information systems to monitor homebuilding production, scheduling and budgeting.

Grow Our Financial Services Businesses

     Our Financial Services operation is a relatively high-margin transactional business that complements our homebuilding operations. We believe that we have an opportunity to grow our Financial Services business by:

•	increasing the percentage of our homebuyers using our Financial Services;

•	marketing our Financial Services more actively to buyers of homes built by other homebuilders, including smaller homebuilders who do not provide their own financial services; and

•	offering services that complement our existing Financial Services business, such as homeowners’ insurance and mortgage refinancing, in all our markets.

Expand Into New Markets

     We intend to supplement our primary growth strategy of expansion in our current markets with a disciplined, return-on-assets focused approach to entering new markets through organic growth and strategic acquisitions of other homebuilders. We will focus on entering metropolitan areas that have favorable homebuilding characteristics, including substantial job and population growth, significant single-family home permit activity, a diversified economy, an abundant supply of obtainable lots and an availability of strong management with local market expertise. We believe this long-term emphasis on geographic diversification across a range of fast growing markets with strong fundamentals will enable us to minimize our exposure to adverse economic conditions, seasonality and housing cycles in individual local markets.

Homebuilding Operations

Markets

     We operate in 14 metropolitan markets located in four major geographic regions: Florida, Texas, the West and the Mid-Atlantic. For the twelve months ended December 31, 2002, none of our metropolitan markets represented more than 18% of our total revenues. We select our target geographic markets based on, among other things, historical and projected population growth, projected job growth, regional economic conditions, availability of strong management with local expertise, land availability, single-family home permit activity and price, the local land development process, consumer tastes, competition, housing inventory and secondary home sales activity.

     Florida. Our Florida region is comprised of four metropolitan markets: South Florida, which is comprised of Fort Lauderdale, Palm Beach and Martin Counties; Orlando; Jacksonville; and Southwest Florida, which is comprised of Fort Myers and Naples. We conduct business in our South Florida, Orlando and Southwest Florida markets under the Engle name. We entered the Jacksonville market in October 2002 through the acquisition of DS Ware and continue to conduct business in Jacksonville under the DS Ware name. For the twelve months ended December 31, 2002, we closed 2,024 homes in Florida, generating $496.7 million, or 36.8% of our revenues from home sales.

     Texas. Our Texas region is comprised of four metropolitan markets: Houston; Austin; Dallas/Ft. Worth; and San Antonio. We conduct business in all of our markets in Texas under the Newmark name and conduct business under the Engle name in the Dallas/Fort Worth market. We build in both mini-master and master plan communities in Texas. Approximately half of our homes in the Houston market are “speculative” homes which means we build the homes prior to having sold them to a homebuyer. All four of our Texas markets have design centers and interior designers who are available for consultations with our homebuyers. For the twelve months ended December 31, 2002, we closed 1,539 homes in Texas, generating $397.1 million, or 29.4% of our revenues from home sales.

     West. Our West region is comprised of three metropolitan markets: Phoenix, Arizona; and Denver and Colorado Springs, Colorado. We conduct business in all of our markets in the West region under the Engle name. Our Phoenix market has a design center located near the sales office that features vendors for carpeting, pools, home theaters, landscape and light fixtures who work in the design center and have a representative on-site to assist homebuyers. For the twelve months ended December 31, 2002, we closed 958 homes in our West region generating $258.1 million, or 19.1% of our revenues from home sales.

     Mid-Atlantic. Our Mid-Atlantic region is comprised of three metropolitan markets: Northern Virginia/Washington D.C.; Baltimore, Maryland; and Nashville, Tennessee. We conduct business in Northern Virginia/Washington D.C. under the Engle name. We entered the Baltimore market in November 2002 through the acquisition of Masonry and continue to conduct business in Baltimore under the Masonry name. We conduct business in Nashville under the Newmark name. For the twelve months ended December 31, 2002, we closed 564 homes in our Mid-Atlantic region generating $197.8 million, or 14.7% of our revenues from home sales.

Product Mix

     We select our product mix in a particular geographic market based on the demographics of the market, demand for a particular product, margins and the economic strength of the market. We regularly review our product mix in each of our markets so that we can quickly respond to market changes and opportunities.

     Of our 2002 revenues from home sales, 42% were generated from sales of homes in the $200,000 to $300,000 price range, 16% were generated from sales of homes in the under $200,000 price range; 26% were generated from sales of homes in the $300,000 to $400,000 price range; and 16% were generated from sales of homes in the over $400,000 price range.

Land Policies and Positions

     Land Acquisition. To support our homebuilding operations, we only acquire “entitled” land. Land is entitled when all of the necessary approvals for residential homebuilding have been obtained for it. We attempt to acquire entitled lots that have sewage systems, drainage and other similar infrastructure in place (we refer to these lots as

“developed lots”) because these lots are ready to have houses constructed on them. Before we can build a house on entitled land that is not developed, we must construct sewage systems, drainage and other infrastructure.

     We generally acquire multiple developed lots that are located adjacent to or near each other in a community, which enables us to build and market our homes more cost efficiently than if the lots were located in separate locations. Cost efficiencies arise from economies of scale, such as shared marketing expenses and project management.

     We have experienced management teams at each of our divisions who do extensive analysis on the local market and evaluate and identify land in desirable locations that are consistent with our strategy for the particular market.

     We have adopted land acquisition policies and procedures that cover all land acquisitions including land acquired through option contracts. The policies and procedures are strictly enforced by our Management Executive Committee, which employs strict standards for assessing all proposed land purchases with the goal of minimizing risk and maximizing our return on capital. The Management Executive Committee is comprised of our Chief Executive Officer, Chief Financial Officer, General Counsel and representatives of our Homebuilding, Financial Services and Land Development departments. Our land acquisition policies and procedures require that a division president submit each land acquisition proposal in writing to our Vice President of Land Development and that such proposal contains specific information relating to the property. Our Vice President of Land Development then assesses the proposal and submits both the proposal and his or her recommendation to the Management Executive Committee. All land acquisitions must be approved as follows:

Value of Acquisition	Approval Required

Up to $10 million $10 million to $20 million Over $20 million	Management Executive Committee Board Executive Committee Board of Directors

     We select land for development based on a variety of factors, including:

•	historical and projected population and employment rates for the surrounding area;

•	demographic information such as age, education and economic status of the homebuyers in the area;

•	suitability for development within two to four years of acquisition;

•	desirability of location, including proximity to metropolitan area, local traffic corridors and amenities;

•	results of financial analysis, such as projected profit margins and return on capital;

•	prices of comparable new and resale houses in the area;

•	estimated costs of completed lot development; and

•	competition in the area.

     In addition, before we acquire property, we conduct extensive environmental due diligence, including on-site inspection and soil testing, and we confirm that the land has the necessary zoning and other governmental entitlements required to develop and use the property for home construction. The results of this due diligence are submitted to our Management Executive Committee together with the land acquisition proposal.

     Land Supply. We acquire the developed lots and the other entitled land we require for our homebuilding operations through a combination of purchases and option contracts. Our objective is to own approximately one and one half to two years supply of land and option an additional two to four years supply.

     Purchases are financed through traditional bank financing or working capital. Under the option contracts, we purchase the right, but not the obligation, to buy land at predetermined prices on a predetermined takedown schedule anticipated to be commensurate with home closings. Lot option contracts are generally non-recourse, thereby limiting our financial exposure to non-refundable deposits, which are typically 10-15% of the sales price. This enables us to control significant lot positions with a minimal capital investment and reduces the risks associated with land ownership and development. Historically, we have been able to acquire a majority of our developed lots through option contracts rather than purchase contracts due to the awareness of our brand names among developers and their willingness to option lots. There has been increased competition for available lots and increasingly, we have been required to acquire more of our developed lots under purchase contracts. At December 31, 2002, approximately 62.6% of our total lot supply was controlled under option or similar contracts, and we had approximately $56.1 million in deposits on real estate under those option contracts.

     Occasionally, we sell a portion of the entitled land we purchase and develop to third-party builders to provide a source of additional revenue and to reduce the risk we incur by holding these lots in inventory.

     The table below shows our lot inventory by region and in total for the periods indicated:

	At December 31,

	2000(1)	2001	2002

Florida	6,580	4,750	11,312
Texas	3,720	3,940	5,048
West	4,042	4,136	5,025
Mid-Atlantic	1,879	2,158	4,935

Total(2)	16,221	14,984	26,320

(1)	The lot inventory as stated for 2000 reflects Newmark’s lot position as of December 31 and Engle’s lot position as of October 31.

(2)	Includes 7,062, 7,644 and 16,474 lots under option contracts as of December 31, 2000, 2001 and 2002, respectively.

Operating Structure

     Our homebuilding operations are decentralized to give more flexibility to our local operations. We have 13 separate operating divisions, some of which are located in the same state. Each operating division is headed by a division president. We believe in giving our division presidents autonomy to conduct the operations of our divisions because we are confident that they will make sound business decisions based on their knowledge and experience in the local and regional markets. Our division presidents and local operators have an average of over 20 years of experience in their local and regional markets. The compensation of our division presidents is integrally tied to achieving certain targeted levels of return on assets.

     Each operating division is responsible for:

•	selecting sites;

•	negotiating lot option or similar contracts;

•	overseeing land development;

•	planning homebuilding schedule;

•	selecting building plans and architectural schemes;

•	obtaining all necessary building approvals; and

•	developing a marketing plan.

The following functions are centralized at the corporate level for all our divisions:

•	evaluation and selection of geographic markets;

•	final approval of land and lot acquisitions;

•	allocation of capital resources to the markets where we operate, including with respect to land acquisitions;

•	financing;

•	purchasing;

•	maintenance of strong centralized controls on accounting and financial policies and procedures; and

•	monitoring the return on assets achieved by our operating divisions.

Purchasing

     We utilize centralized purchasing to leverage our purchasing power into volume discounts, and thereby reduce costs, ensure timely deliveries and reduce the risk of supply shortages due to allocations of materials. We have negotiated price arrangements, which we believe are favorable, to purchase lumber, sheetrock, appliances, heating and air conditioning, counter tops, bathroom fixtures, roofing and insulation products, concrete, bricks, floor coverings and other housing equipment and materials. Our purchase contracts are with high quality national and regional suppliers, including E.I. du Pont de Nemours & Company, General Electric Appliances, Moen Incorporated, Mohawk Industries, Inc., National Gypsum Company, Owens Corning, Rheem Manufacturing Sales, Inc., Royal Baths Manufacturing Co., Schlage Lock Company, a subsidiary of Ingersoll-Rand Company, The Dow Chemical Company, The Sherwin-Williams Company and Weyerhaeuser Company. There are no minimum purchase requirements for these arrangements.

Design

     To appeal to the tastes and preferences of local communities, we expend considerable effort in developing an appropriate design and marketing concept for each of our subdivisions, including determining the size, style and price range of the homes and, in certain projects, the layout of streets, individual lots and overall community design. In addition, in certain markets, outside architects who are familiar with the local communities in which we build, prepare some of our home designs and floor plans. We also have the capability to change our standard floor plans to accommodate individual homebuyers. While most design modifications are significant to homebuyers, they typically involve relatively minor adjustments by us that allow us to maintain construction efficiencies and result in greater profitability due to increased margins. The product line that we offer in a particular subdivision depends upon many factors, including the housing generally available in the area, the needs of the particular market and our costs of lots in the subdivision.

     In most of our markets, we provide design centers to assist our homebuyers with options and upgrades. These design centers are convenient to homebuyers because it brings many of the choices for flooring, carpeting, light fixtures, and hardware to one location. In keeping with our regional approach, each region decides what types of design center is suitable for the local area. For example, in the Phoenix market, vendors specializing in landscape, pools and home theaters work at the design center to assist homebuyers. The design center displays samples of carpeting, ceramic tile and hardwood floors as well as countertop surfaces, cabinetry and paint colors. While design centers are varied in each market, the focus in all of our design centers is on making the homebuyer’s selection process less complicated and an enjoyable experience.

Construction

     Subcontractors perform substantially all of our construction work. Our construction superintendents monitor the construction of each home, coordinate the activities of subcontractors and suppliers, subject the work of subcontractors to quality and cost controls and monitor compliance with zoning and building codes. We typically retain subcontractors pursuant to a contract that obligates the subcontractor to complete construction at a fixed price in a “workmanlike manner.” In addition, under these contracts the subcontractor provides us with standard indemnifications and warranties. Typically, we work with the same subcontractors within each market, which provides us with a stable and reliable work force and better control over the costs and quality of the work performed. Although we compete with other homebuilders for qualified subcontractors, we have established long-standing relationships with many of our subcontractors and have not experienced any material difficulties in obtaining the services of desired subcontractors.

     We typically complete the construction of a home within four to five months. Construction time, however, depends on weather, availability of labor, materials, supplies and other factors. We do not maintain significant inventories of construction materials, except for materials related to work in progress for homes under construction. Generally, the construction materials used in our operations are readily available from numerous sources. We have price arrangements or contracts, which we believe are favorable, with suppliers of certain of our building materials, but we are not under specific purchasing requirements. In recent years, we have not experienced significant delays in construction due to shortages of materials.

Marketing and Sales

     We build and market different types of homes to meet the needs of different homebuyers and the needs of different markets. We employ a variety of marketing techniques to attract potential homebuyers through numerous avenues, including Internet web sites for our various homebuilding brands and subsidiaries, extensive telemarketing and advertising and other marketing programs. We advertise on television, in newspapers and other publications, through our own brochures and newsletters, on billboards and in brochures and newsletters produced and distributed by real estate and mortgage brokers. Some of our suppliers participate in our advertising and promotional materials, either through co-branding, cost-sharing or through rebates.

     We typically conduct home sales from sales offices located in furnished model homes in each community. We use commissioned sales personnel who assist prospective buyers by providing them with floor plans, price information, tours of model homes and information on the available options and other custom features. We provide our sales personnel with extensive training, and we keep them updated as to the availability of financing, construction schedules and marketing and advertising plans to facilitate their marketing and sales activities. We supplement our in-house training program with training by outside sales and marketing consultants.

     In addition to using model homes, we build a limited number of speculative homes in most communities in advance of any specific customer order or contract to enhance our marketing and sales activity. We build speculative homes to satisfy the requirements of relocated buyers, move-up homebuyers, and other buyers who need completed homes prior to the completion of the typical four to five month construction period. The number of speculative homes we build in any given community is influenced by local market factors, such as new employment opportunities, significant job relocations, housing demand and the length of time we have operated in the market.

     We market and sell homes through our own commissioned sales personnel and in cooperation with independent real estate brokers. Because a significant portion of our sales originate from independent real estate brokers, we sponsor a variety of programs and events, including breakfasts, contests and other events to provide the brokers with a level of familiarity with our communities, homes and financing options necessary to successfully market our homes. We also offer other incentives to brokers to actively market our homes.

     Sales of our homes generally are made pursuant to a standard sales contract that is tailored to the requirements of each jurisdiction. Generally, our sales contracts require a down payment of a fixed amount (typically between $1,000 and $5,000) on our less expensive homes and as a percentage of the sales price (typically 5% to 10%) on our more expensive customized homes. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates cannot be obtained within a specified period, typically four to six weeks from the signing. The contract may include other contingencies, such as the prior sale of a buyer’s existing home. We estimate that the average period between the execution of a sales contract for a home and closing is approximately four to six months for presold homes.

Customer Service and Quality Control

     Our operating divisions are responsible for both pre-closing quality control inspections and responding to customers’ post-closing needs. We believe that the prompt, courteous response to homebuyers’ needs reduces post-closing repair costs, enhances our reputation for quality and service and ultimately leads to significant repeat and referral business. We conduct home orientations and pre-closing inspections with homebuyers immediately before closing. In conjunction with these inspections, we create a list of unfinished construction items and address outstanding issues promptly.

     An integral part of our customer service program includes post-closing interviews. In most markets, we send a customer service representative into each new home within 45 days of closing to evaluate the homeowners’ satisfaction with the home, as well as their experience with our sales personnel, construction department and title and mortgage services. Typically, approximately one year after we sell a house we conduct a follow-up interview with the homeowner to determine the level of the homeowner’s continued satisfaction. These interviews provide us with a direct link to the customer’s perception of the entire buying experience as well as valuable feedback on the quality of the homes we deliver and the services we provide.

Warranty Program

     For the homes we build under the Engle brand, we generally provide a one-year limited warranty of workmanship and materials. We generally provide a two-year limited warranty of workmanship and materials for the homes we build under all our other brand names. We subcontract homebuilding work to subcontractors who provide us with an indemnity and a certificate of insurance before receiving payments for their work and, therefore, claims relating to workmanship and materials are the primary responsibility of our subcontractors. We generally provide an additional eight-year limited homeowners’ warranty covering major structural defects for all of the homes we build except those built under the Engle brand. For the homes we build under the Engle name, we generally provide a ten-year structural warranty. The extent of the warranties we offer relating to workmanship and materials and structural defects may differ in some or all of the states in which we operate. We generally have not had any material litigation or claims regarding warranties or latent defects with respect to construction of homes. Current claims and litigation are expected to be substantially covered by our reserve or insurance. After we close a home, we process all warranty requests through our customer service departments located in each of our markets. In most instances, a customer service manager inspects the warranty request within 48 hours of receipt. If a warranty repair is necessary, the construction superintendent who built the particular home manages and supervises the repair to ensure that the appropriate subcontractor takes prompt and appropriate corrective action.

Financial Services

     In addition to our homebuilding operations, we also offer a variety of financial services, including mortgage financing, title insurance and closing services, to homebuyers in the majority of our markets. Our mortgage origination operation derives most of its revenues from buyers of our homes, although it also offers its services to other homebuyers and existing homeowners refinancing their mortgages. Our title insurance and closing services are more broadly subscribed to by buyers of our homes and other people purchasing or refinancing residential or commercial real estate.

     Our mortgage business consists of providing our homebuyers and third party homebuyers with loan origination services, purchase financing and, to a lesser extent, mortgage refinancing. We conduct this business through our subsidiaries, Preferred Home Mortgage Company and its subsidiary, Technical Mortgage, L.P. Preferred Home has its headquarters in Boca Raton, Florida and has eight additional offices.

     We are an approved seller/servicer of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Housing Administration, Veteran’s Association and U.S. Department of Housing and Urban Development loans. We generally sell substantially all of our loans and substantially all of the servicing rights.

     Currently, approximately 69% of our homebuyers buying homes under the Engle brand use our mortgage business. A significantly smaller percentage of our homebuyers buying homes under our other brand names use our mortgage services. Accordingly, we believe we have an opportunity to expand this business. We originated approximately $782.8 million aggregate principal amount of mortgage loans for the twelve months ended December 31, 2002. Our mortgage business generated pre-tax income of $13.5 million for the twelve months ended December 31, 2002.

     Our title insurance business consists of providing our homebuyers, third party homebuyers and buyers of commercial properties with competitive title insurance and closing services. We conduct this business through our subsidiary, Universal Land Title, Inc., and its subsidiaries. Universal Land Title has its headquarters in West Palm Beach, Florida and has 23 additional offices.

     Universal Land Title works with many national underwriters and lenders to facilitate client service and coordinate closings at its offices. It is equipped to handle e-commerce applications, e-mail closing packages, digital document delivery and web-based closings. The principal sources of revenues generated by our title insurance business are fees paid to Universal Land Title for title insurance provided to our homebuyers, third party residential purchasers and commercial real estate purchasers.

     Currently, approximately 96% of our homebuyers buying homes under the Engle brand use Universal Land Title for their title insurance and closing services. A significantly smaller percentage of our homebuyers buying homes under our other brand names use our title insurance services. Accordingly, we believe we have an opportunity to expand this business. Approximately 87% of our revenues for the twelve months ended December 31, 2002 were derived from customers who were third party homebuyers or buyers of commercial properties. Our title insurance business generated pre-tax income of $5.9 million for the twelve months ended December 31, 2002.

Governmental Regulation

     Our homes must comply with state and local laws and regulations relating to, among other things, zoning, treatment of waste, construction materials which must be used, density requirements, building design and minimum elevation of properties. These include laws requiring use of construction materials that reduce the need for energy- consuming heating and cooling systems. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws that require that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. These laws and regulations are usually administered by individual counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

     The residential homebuilding industry also is subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

     In recent years, several cities and counties in which we have developments have submitted to voters “slow growth” or “no growth” initiatives and other ballot measures which could impact the affordability and availability of homes and land within those localities.

     In order to make it possible for purchasers of some of our homes to obtain FHA-insured or VA-guaranteed mortgages, we must construct those homes in compliance with regulations promulgated by those agencies.

     Our title insurance agency subsidiaries must comply with applicable insurance laws and regulations. Our mortgage financing subsidiaries must comply with applicable real estate lending laws and regulations. The mortgage banking and title insurance subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states regarding mortgage banking and title insurance companies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, forms of policies and premiums.

Competition and Market Forces

     The development and sale of residential properties is a highly competitive business. We compete in each of our markets with numerous national, regional and local builders on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. Builders of new homes compete for homebuyers, as well as for desirable properties, raw materials and reliable, skilled subcontractors. We also compete with resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. We believe we generally compare favorably to other builders in the markets in which we operate, due primarily to:

•	our experience within our geographic markets;

•	the ability of our local managers to identify and quickly respond to local market conditions; and

•	our reputation for service and quality.

     The housing industry is cyclical and is affected by consumer confidence levels and prevailing economic conditions, including interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes, energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

     We compete with other mortgage lenders, including national, regional and local mortgage bankers, savings and loan associations and other financial institutions, in the origination, sale and servicing of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other insurance companies, including national, regional and local insurance companies and agencies, in the sale of title insurance, homeowner insurance and related insurance services. Principal competitive factors include cost and other features of insurance products available to the consumer.

Seasonality

     The homebuilding industry tends to be seasonal, as generally there are more homes sold in the spring and summer months when the weather is milder, although the rate of sales contracts for new homes is highly dependent on the number of active communities and the timing of new community openings. We operate primarily in the Southwest and Southeast, where weather conditions are more suitable to a year-round construction process than in other parts of the country. Because new home closings trail new home sales by several months, we typically have a greater percentage of home closings in the fall months.

Backlog

     Our sales backlog at December 31, 2002 was 2,280 homes compared to 2,149 homes at December 31, 2001. Backlog represents home purchase contracts that have been executed and for which earnest money deposits have been received, but for which the sale has not yet closed. We do not record home sales as revenues until the closings occur. Historically, substantially all of the homes in our backlog at any given point in time have been closed in the following 12-month period. Although cancellations can disrupt anticipated home closings, we believe that cancellations have not had a material negative impact on our operations or liquidity during the last several years. We attempt to reduce the cancellations by reviewing each homebuyer’s ability to obtain mortgage financing early in the sales process and by closely monitoring the mortgage approval process.

Employees

     At December 31, 2002, we employed 1,418 people, 377 of whom were sales and marketing personnel, 669 of whom were executive, administrative and clerical personnel and 372 of whom were construction personnel. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

RISK FACTORS

Risks Related to Our Business

Our significant level of debt could adversely affect our financial condition and prevent us from fulfilling our debt service obligations

     We currently have a significant amount of debt, and our ability to meet our debt service obligations will depend on our future performance. Numerous factors outside of our control, including changes in economic or other business conditions generally or in the markets or industry in which we do business, may adversely affect our operating results and cash flows, which in turn may affect our ability to meet our debt service obligations. As of December 31, 2002, on a consolidated basis and as adjusted for our February 2003 offering of 9% Senior Notes, we had approximately $506.4 million aggregate principal amount of debt outstanding (including our revolving credit facility, our June 2002 Notes, our warehouse line of credit and our other credit facilities, but excluding consolidated land bank obligations of $16.3 million). At December 31, 2002, as adjusted for our February 2003 offering of 9% Senior Notes, we also had the capacity to borrow an additional $140.1 million under our revolving credit facility and $16.7 million under our warehouse line of credit, subject to our satisfying the relevant borrowing conditions in those facilities. In addition, subject to restrictions in our financing documents, we may incur additional debt.

     If we are unable to meet our debt service obligations, we may need to restructure or refinance our debt, seek additional equity financing or sell assets. We may be unable to restructure or refinance our debt, obtain additional equity financing or sell assets on satisfactory terms or at all.

The indentures governing our outstanding notes and our credit facility impose significant operating and financial restrictions which may limit our ability to finance future operations or capital needs and pursue business opportunities thereby limiting our growth.

     The indentures governing our outstanding notes and our credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	create or permit certain liens;

•	sell assets;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	engage in transactions with affiliates; and

•	consolidate or merge with or into other companies or sell all or substantially all of our assets.

     The agreements governing the debt of some of the subsidiary guarantors contain similar restrictions applicable to those guarantors. These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our credit facility requires us to maintain specified financial ratios and satisfy certain financial covenants, the indentures governing our outstanding notes require us to maintain a specified minimum consolidated net worth and our warehouse line of credit requires us to maintain the collateral value of our borrowing base. We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our credit facility would prevent us from borrowing additional money under the facility and could result in a default under it. Our failure to maintain the specified minimum consolidated net worth under the indentures will require us to offer to purchase a portion of our outstanding notes. If we fail to purchase these notes, it would result in a default under the indentures and may result in a default under other debt facilities.

Economic downturns in the geographic areas in which we operate could adversely affect demand and prices for new homes in those areas and could have an adverse effect on our revenues and earnings.

     Although we operate in 14 major metropolitan areas, our operations are concentrated in the southwestern and southeastern United States. Adverse economic or other business conditions in these regions or in the particular markets in which we operate, all of which are outside of our control, could have an adverse effect on our revenues and earnings.

We may not be able to acquire suitable land at reasonable prices, which could increase our costs and reduce our profit margins.

     We have experienced an increase in competition for available land and developed lots in some of our markets as a result of the strength of the economy in many of these markets over the past few years and the availability of more capital to major homebuilders. Our ability to continue our development activities over the long term depends upon our ability to locate suitable parcels of land or developed lots and acquire them to support our homebuilding operations. As competition for land increases, the cost of acquiring it may rise and the availability of suitable parcels at acceptable prices may decline. If we are unable to acquire suitable land or developed lots at reasonable prices, it could limit our ability to develop new projects or result in increased land costs which we may not be able to pass through to our customers. Consequently, it could reduce our profit margins.

We may not be successful in our effort to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.

     A principal component of our strategy is to continue to grow profitably in a controlled manner, including, where appropriate, by acquiring other property developers or homebuilders. We may not be successful in implementing our acquisition strategy, and growth may not continue at historical levels or at all. We completed the merger with Engle on June 25, 2002, and we acquired the assets of DS Ware and Masonry in the fourth quarter of 2002. The failure to identify, complete or successfully integrate the businesses we acquire could adversely affect our results of operations and future growth. Specifically, any delays or difficulties in converting our various information systems or implementing our internal policies and procedures could increase costs and otherwise affect our results of operations. Even if we overcome these challenges and risks, we may not realize the expected benefits of the acquisitions.

We may need additional financing to fund our operations or for the expansion of our business, and if we are unable to obtain sufficient financing, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.

     Our operations require significant amounts of cash. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand through acquisitions or organic growth faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. If we are unable to obtain sufficient financing to fund our operations or expansion, it could adversely affect our results of operations and future growth. We may be unable to obtain additional financing on satisfactory terms or at all. If we raise additional funds through the incurrence of debt, we will incur increased debt service costs and may become subject to additional restrictive financial and other covenants.

Technical Olympic, our principal stockholder, can cause us to take certain actions or preclude us from taking actions without the approval of the other stockholders and may have interests that could conflict with your interests.

     Technical Olympic currently owns 91.75% of the voting power of our common stock. As a result, Technical Olympic has the ability to control the outcome of virtually all corporate actions requiring stockholder approval, including the election of a majority of our directors, the approval of any merger and other significant corporate action. Technical Olympic may authorize actions or have interests that could conflict with your interests.

Risks Related to Our Industry

Changes in economic or other business conditions could adversely affect demand and prices for new homes, which could decrease our revenues.

     The homebuilding industry historically has been cyclical and is affected significantly by adverse changes in general and local economic conditions, such as:

•	employment levels;

•	population growth;

•	consumer confidence and stability of income levels;

•	availability of financing for land acquisitions, construction and permanent mortgages;

•	interest rates;

•	inventory levels of both new and existing homes;

•	supply of rental properties; and

•	conditions in the housing resale market.

     One or more of these conditions, all of which are outside of our control, could adversely affect demand and the prices for new homes in some or all of the regions in which we operate. A decline in demand or the prices we can obtain for our homes could decrease our revenues.

We are subject to substantial risks with respect to the land and home inventories we maintain, and fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which would reduce our profit margins.

     As a homebuilder, we must constantly locate and acquire new tracts of land for development and developed lots to support our homebuilding operations. There is often a lag time between the time we acquire land for development or developed lots and the time that we can bring the developed properties to market and sell them. Lag time varies on a project-by-project basis; however, historically, we have experienced a lag time of approximately 9 to 12 months. As a result, we face the risk that demand for housing may decline during this period and that we will not be able to dispose of developed properties or undeveloped land or lots acquired for development at expected prices or within anticipated time frames or at all. The market value of housing inventories, undeveloped land and developed lots can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs (including interest on funds used to acquire land or build homes) can be significant and can adversely affect our performance. Because of these factors, we may be forced to sell homes or other property at a loss or for prices that generate lower profit margins than we anticipate. We may also be required to make material write-downs of the book value of our real estate assets in accordance with generally accepted accounting principles if values decline.

Supply risks and shortages relating to labor and materials can harm our business by delaying construction and increasing costs.

     The homebuilding industry from time to time has experienced significant difficulties with respect to:

•	shortages of qualified trades people and other labor;

•	inadequately capitalized local contractors;

•	shortages of materials; and

•	volatile increases in the cost of certain materials, including lumber, framing and cement, which are significant components of home construction costs.

     These difficulties can, and often do, cause unexpected short-term increases in construction costs and cause construction delays. We are generally unable to pass on any unexpected increases in construction costs to those customers who have already entered into sales contracts, as those contracts generally fix the price of the house at the time the contract is signed, which may be up to one year in advance of the delivery of the home. Furthermore, sustained increases in construction costs may, over time, erode our profit margins. We have historically been able to offset sustained increases in the costs of materials with increases in the prices of our homes and through operating efficiencies. However, in the future, pricing competition may restrict our ability to pass on any additional costs and we may not be able to achieve sufficient operating efficiencies to maintain our current profit margins.

Future increases in interest rates or a decrease in the availability of government-sponsored mortgage financing could prevent potential customers from purchasing our homes, which would adversely affect our revenues.

     Almost all of our customers finance their purchases through mortgage financing obtained from us or other sources. Increases in interest rates or decreases in the availability of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Housing Administration or Veteran’s Association mortgage financing could cause a decline in the market for new homes as potential homebuyers may not be able to obtain affordable financing. Increased interest rates can also limit our ability to realize our backlog because our sales contracts typically provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing at interest rates that were prevailing when they signed their contracts. In particular, because the availability of mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of those types of financing could reduce our home sales and the lending volume at our mortgage subsidiary. Even if our potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. Interest rates currently are at their lowest level in decades, and any future increases in interest rates could adversely affect our revenues.

The competitive conditions in the homebuilding industry could increase our costs, reduce our revenues and otherwise adversely affect our results of operations.

     The homebuilding industry is highly competitive and fragmented. We compete in each of our markets with numerous national, regional and local builders, including some builders with greater financial resources, more experience and more established market positions than ours and who have lower costs of capital, labor and material than us and better opportunities for land acquisitions. Builders of new homes compete for homebuyers, as well as for desirable properties, raw materials and skilled subcontractors. The competitive conditions in the homebuilding industry could among other things:

•	increase our costs and reduce our revenues;

•	make it difficult for us to acquire suitable land at acceptable prices;

•	require us to increase selling commissions and other incentives;

•	result in delays in construction if we experience a delay in procuring materials or hiring laborers; and

•	result in lower sales volumes.

     We also compete with resales of existing homes, available rental housing and, to a lesser extent, condominium resales. An oversupply of attractively priced resale or rental homes in the markets in which we operate could adversely affect our ability to sell homes profitably.

     Our financial services operations are also subject to competition from third-party providers, many of which are substantially larger, may have a lower cost of funds or overhead than we do and may focus exclusively on providing such services.

We are subject to product liability and warranty claims arising in the ordinary course of business that could adversely affect our results of operations.

     As a homebuilder, we are subject in the ordinary course of our business to product liability and home warranty claims. These claims are common in the homebuilding industry and can be costly. While we maintain product liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be adequate to cover all product liability and warranty claims for which we may be liable. For example, we may be unable to enforce contractual indemnities and be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by, and availability of, product liability insurance for construction defects is currently limited and where coverage is available, it may be costly. There can be no assurance that coverage will not be further restricted and become more costly. Uninsured and unindemnified product liability and warranty claims as well as the cost of product liability insurance could adversely affect our results of operations.

States, cities and counties in which we operate have, or may adopt, slow or no growth initiatives reducing our ability to build in these areas, which could adversely affect our future revenues.

     Several states, cities and counties in which we operate have approved, and others in which we operate may approve, various “slow growth” or “no growth” initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those localities. Approval of slow or no growth measures would reduce our ability to build and sell homes in the affected markets and create additional costs and administration requirements, which in turn could have an adverse effect on our future revenues.

Our business is subject to governmental regulations that may delay, increase the cost of, or prohibit or severely restrict our development and homebuilding projects.

     We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of the markets in which we operate, we are required to pay environmental impact fees, use energy saving construction materials and give commitments to provide certain infrastructure such as roads and sewage systems. We must also obtain permits and approvals from local authorities to complete residential development or home construction. The laws and regulations under which we operate and our obligations to comply with them may result in delays in construction and development, cause us to incur substantial compliance and other increased costs and prohibit or severely restrict development and homebuilding activity in certain areas in which we operate.

     Our financial services operations are subject to numerous federal, state and local laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and claims for monetary damages.

Our business revenues and profitability may be adversely affected by natural disasters or weather conditions.

     The climates in Florida and Texas present risks of natural disasters. To the extent that hurricanes, severe storms, floods, tornadoes or other natural disasters or similar weather events occur, our business may be adversely affected. To the extent our insurance is not adequate to cover business interruption or losses resulting from these events, our revenues and profitability may be adversely affected.

ITEM 2. PROPERTIES

     Our executive offices are located at 4000 Hollywood Blvd., Suite 500-N, Hollywood, Florida 33021. We own a 19,000 square foot facility in Sugar Land, Texas, which houses our Houston homebuilding operations and a design center, which allows a prospective homebuyer to view samples of some of the products and features we offer in our homes in Houston. We lease an aggregate of approximately 100,000 square feet of additional office space in our markets for our homebuilding and financial services operations and our corporate and executive offices. We believe our existing facilities are adequate for our current and planned levels of operations.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 29, 2002, we held our Annual Meeting of Stockholders (the “Meeting”). At the Meeting, the Stockholders voted on the election of ten directors to serve until the 2003 Annual Meeting of Stockholders.

     The voting results were as follows:

Name of Nominee	For	Withheld

Constantine Stengos	17,985,796	109,584
Antonio B. Mon	17,985,796	109,584
Yannis Delikanakis	17,909,073	186,307
Lonnie M. Fedrick	17,985,796	109,584
Andreas Stengos	17,909,073	186,307
George Stengos	17,909,073	186,307
Larry D. Horner	18,077,845	17,535
William A. Hasler	18,077,845	17,535
Michael J. Poulos	18,077,845	17,535
Michael S. Stevens	18,077,845	17,535

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the Nasdaq National Market on March 12, 1998 under the symbol “NHCH.” Following the merger on June 25, 2002, our common stock began trading under the symbol “TOUS.” The table below sets forth the high and low sales price for our common stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low

Fiscal Year Ended December 31, 2001
First Quarter	$12.38	$9.11
Second Quarter	17.00	10.52
Third Quarter	13.29	8.75
Fourth Quarter	14.50	9.60

Fiscal Year Ended December 31, 2002
First Quarter	$17.84	$13.48
Second Quarter	18.48	14.01
Third Quarter	16.73	14.28
Fourth Quarter	17.00	13.10

     As of February 5, 2003, there were approximately 33 record holders of our common stock.

     We declared a dividend on March 6, 2001 of $0.54 per share of common stock in the twelve months ended December 31, 2001, which would have been equal to $0.22 per share as restated to reflect the total shares outstanding as a result of the merger. We did not declare or pay any cash dividends on our common stock in the twelve months ended December 31, 2002. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and any other factors our board of directors deems relevant. The credit agreement relating to our revolving credit facility and the indentures governing our senior notes and senior subordinated notes generally contain covenants that limit the amount of dividends or distributions we can pay on our common stock and the amount of common stock we can repurchase.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

	Year Ended December 31,

	1998	1999(1)	2000(2)(3)	2001(2)(3)	2002(2)(3)

Statement of Income Data:
Homebuilding:
Revenues	$406,353	$420,748	$546,666	$1,392,912	$1,377,092
Cost of sales	339,094	345,592	440,939	1,108,286	1,100,305

Gross profit	67,259	75,156	105,727	284,626	276,787
Selling, general and administrative expenses	43,614	47,503	63,832	152,063	163,726
Depreciation and amortization	3,287	2,239	3,112	8,849	5,952
Severance and merger related expenses	—	—	—	2,643	19,963
Loss on early retirement of debt	—	—	—	—	5,411
Other (income) expense, net	(74)	867	2,264	(3,941)	(5,838)

Homebuilding pretax income	20,432	24,547	36,519	125,012	87,573
Financial services:
Revenues	—	—	2,562	32,659	40,214
Expenses	—	—	1,635	17,688	20,846

Financial services pretax income	—	—	927	14,971	19,368

Income from continuing operations before income taxes	20,432	24,547	37,446	139,983	106,941
Income tax expense	7,637	8,721	13,672	52,218	39,900

Income from continuing operations	$12,795	$15,826	$23,774	$87,765	$67,041

Share Data:
Income from continuing operations per share (basic and diluted)	$1.16	$1.38	$1.79	$3.15	$2.40
Income from discontinued operations per share (basic and diluted)	$—	$0.13	$0.48	$0.22	$0.18
Net income per share (basic and diluted)	$1.16	$1.51	$2.27	$3.37	$2.58
Book value per share based on shares outstanding at end of period	$7.84	$9.53	$12.74	$14.83	$14.53
Cash dividends per share(4)	$—	$—	$—	$0.22	$—
Weighted average number of common shares outstanding (basic and diluted)	11,035,342	11,500,000	13,250,062	27,878,787	27,878,787

Operating Data:
Homes closed	1,874	1,620	1,994	5,304	5,085
Average sales price, per home closed	$216	$255	$271	$259	$265
New sales contracts, net of cancellations	2,036	1,569	1,819	4,967	5,009
Backlog at end of period, number of homes	591	540	2,486	2,149	2,280
Backlog at end of period, sales value	$141,643	$137,582	$629,348	$573,405	$636,922

Statement of Financial Condition Data:
Inventory	$141,069	$166,676	$613,095	$645,986	$753,872
Total assets	$245,337	$328,892	$868,553	$999,170	$1,034,888
Homebuilding borrowings (5)	$84,681	$105,876	$337,649	$308,697	$413,110
Total borrowings (5)	$84,681	$105,876	$346,720	$347,386	$461,419
Stockholders’ equity	$90,112	$109,618	$355,059	$413,370	$405,145

(1)	Technical Olympic acquired 80% of our common stock on December 15, 1999. Consequently, our audited financial statements for 1999 present the results of operations in two columns on a predecessor and successor basis. The predecessor column includes the results of operations from January 1, 1999 to December 15, 1999. The successor column includes the results of operations from December 16, 1999 to December 31, 1999. In the above table, the financial data reflects our operations on a full-year basis, which represents the total of the predecessor and successor columns.

(2)	On June 25, 2002, we completed the merger with Engle. As both entities were under the common control of Technical Olympic, the merger was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” we recognized the acquired assets and liabilities of Engle at their historical carrying amounts. As both entities became under common control of Technical Olympic on November 22, 2000, our financial statements and other operating data have been restated to include the operations of Engle from November 22, 2000. See note 1 to our consolidated financial statements included elsewhere in this Form 10-K.

(3)	On April 15, 2002, we completed the sale of Westbrooke, formerly one of our Florida homebuilding subsidiaries. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of Westbrooke’s operations have been classified as discontinued operations, and prior periods have been restated. See note 8 to our consolidated financial statements included elsewhere in this Form 10-K.

(4)	Cash dividends per share have been restated to reflect the total shares outstanding as a result of the merger.

(5)	Homebuilding borrowings and total borrowings do not include the consolidated land bank obligations of $30.0 million and $16.3 million as of December 31, 2001 and 2002, respectively. For information concerning the consolidated land bank obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this report.

     We generate our revenues from our homebuilding operations (“Homebuilding’’) and financial services operations (“Financial Services’’). In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,’’ we have determined that Homebuilding and Financial Services comprise our operating segments. Through our Homebuilding operations, we design, build and sell single-family homes, town homes and patio homes in 14 metropolitan markets located in four major geographic regions: Florida, Texas, the West and the Mid-Atlantic.

Florida	Texas	West	Mid-Atlantic

South Florida Southwest Florida Orlando Jacksonville	Houston Austin Dallas/Ft. Worth San Antonio	Phoenix, Arizona Denver, Colorado Colorado Springs, Colorado	Northern Virginia Baltimore, Maryland Nashville, Tennessee

     Our Homebuilding operation generates the majority of its revenues from the sale of homes to homebuyers and to a lesser degree from the sale of land to other homebuilders. The majority of our homes are offered for sale in advance of their construction. Once a sales contract has been signed, we classify the transaction as a “sale’’ and include the home in “backlog.’’ Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Revenue from the sale of homes and the sale of land is recognized at closing when title passes to the buyer. The principal expenses of our Homebuilding operations are (i) cost of sales and (ii) SG&A expenses. Homebuilding cost of sales consists primarily of the cost of home construction and land purchases. SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses, commission costs and closing costs.

     At December 31, 2002, we were marketing homes in 159 communities, by comparison at December 31, 2001 we were marketing homes in 146 communities, and at December 31, 2000 we were marketing in 161 communities.

     Through our Financial Services operations, we offer a variety of financial services products, including mortgage banking and title insurance agency and closing services. Our Financial Services operations generate their revenues from their mortgage and title operations. Our mortgage operations revenues consist primarily of origination and premium fee income, credit application fee income and the gain on the sale of the mortgages. Revenue from our mortgage operations is generally recognized when the mortgage loans and related servicing rights are sold to third-party investors. Substantially all of our mortgages are sold to private investors within 30 days. Title operations revenues consist primarily of title insurance and closing services and are recognized as homes are closed. All of our underwriting risk associated with title insurance policies is transferred to third-party insurers. The principal expenses of our Financial Services operations are SG&A expenses. SG&A expenses for our Financial Services operations consist primarily of compensation and interest expense on our warehouse line of credit.

Critical Accounting Policies

     In the preparation of our consolidated financial statements, we apply accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

Homebuilding Revenues and Cost of Sales

     Our Homebuilding operations generates the majority of its revenues from the sale of homes to homebuyers and to a lesser degree from the sale of land to other homebuilders. The majority of our homes are designed to appeal to move-up homebuyers and are generally offered for sale in advance of their construction. Once a sales contract has been signed, we classify the transaction as a “sale” and include the home in “backlog.” Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Revenue from the sale of homes and the sale of land is recognized at closing when title passes to the buyer and all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. As a result, our revenue recognition process does not involve significant judgments or estimates. However, we do rely on certain estimates to determine the related construction and land costs and resulting gross margins associated with revenues recognized. Our construction and land costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. Our estimates are based on historical results, adjusted for current factors. Land, land improvements and other common costs are generally allocated on a relative fair value basis to units within a parcel or subdivision. Land and land development costs generally include related interest and property taxes incurred until construction is substantially completed.

Financial Services Revenues and Expenses

     Our Financial Services operations generates its revenues from its mortgage and title operations. Our mortgage operations revenues consist primarily of origination and premium fee income, credit application fee income and the gain on the sale of the mortgages. Revenue from our mortgage operations is generally recognized when the mortgage loans and related servicing rights are sold to third-party investors. Substantially all of our mortgages are sold to private investors within 30 days. Title operations revenues consist primarily of title insurance and closing services which are recognized as homes are closed. All of our underwriting risk associated with title insurance policies is transferred to third-party insurers. Expenses associated with our Financial Services operations consists primarily of selling, general & administrative (SG&A) expenses, which consist primarily of compensation and interest expense related to our mortgage warehouse line of credit.

Goodwill

     Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount exceeds the fair value, goodwill is considered to be impaired. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the expected future cash flows.

Impairment of Long-Lived Assets

     Housing projects and land/lots under development are stated at the lower of costs or net realizable value. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     During March 2002, we committed to a plan to dispose of Westbrooke. Pursuant to this plan of disposition, we would sell 100% of the common stock of Westbrooke. On April 15, 2002, we completed the sale of Westbrooke to Standard Pacific. Accordingly, as of March 31, 2002, we had determined that in accordance with SFAS No. 144, the criteria to classify the Westbrooke assets as held for sale were met. Results of Westbrooke’s operations have been classified as discontinued operations and prior periods have been restated.

Lot Option Contracts

     We enter into option contracts with land sellers and third-party financial entities as a method of acquiring developed lots. From time to time to leverage our ability to acquire and finance the development of these lots, we transfer our option right to third parties. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire lots over a specified period of time at predetermined prices. Typically, our deposits or letter of credit are less than 20% of the option price. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. We do not have legal title to these assets. Additionally, we do not have an investment in the third-party acquirer and do not guarantee their liabilities. However, if certain conditions are met, including the deposit and/or letters of credit exceeding certain significance levels as compared to the remaining lots under the option contract, we will include the lots in inventory with a corresponding liability in consolidated land bank obligations.

Warranty Reserves

     In the normal course of business we will incur warranty related costs associated with homes which have previously closed. Warranty reserves are established by charging cost of sales and recognizing a liability for the estimated warranty costs for each home that is closed. We monitor this reserve on a monthly basis by evaluating the historical warranty experience in each market in which we operate and the reserve is adjusted as appropriate for current quantitative and qualitative factors. Actual future warranty costs could differ from our currently estimated amounts.

Recent Transactions

     On November 18, 2002, we acquired the net assets of Masonry Homes, Inc., a homebuilder operating in the northwestern suburbs of Baltimore and southern Pennsylvania, for $17.1 million in cash. In addition, if certain targets are met regarding home sale closings, the development and/or subdivision of certain lots and earnings for the 2003 and 2004 fiscal years, we will be obligated to pay up to an additional $21.3 million in cash to the sellers over a two-year period. Based on our preliminary allocation of the purchase price, this acquisition resulted in no material amount of goodwill being recorded.

     On October 4, 2002, we acquired the net assets of DS Ware Homes LLC, a homebuilder operating in Jacksonville, Florida, for $35.0 million in cash. In addition, if certain earnings targets are met for the five-month period after the closing, we will be obligated to pay an additional $5.1 million in cash to the sellers in 2003. Based on our preliminary allocation of the purchase price, this acquisition resulted in $21.0 million of goodwill being recorded.

     On June 25, 2002, Engle merged with and into us and we changed our name from Newmark Homes Corp. to Technical Olympic USA, Inc. Each issued and outstanding share of Engle common stock was exchanged for 1,724.08294 shares of our common stock. At the date of the merger, there were 9,500 shares of Engle common stock issued and outstanding, all of which were held by Technical Olympic, Inc. (TOI). As a result of the merger, 16,378,787 of additional shares were issued to TOI. In addition, we assumed approximately $75.4 million of debt incurred by TOI. As both we and Engle were under the control of TOI, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the merger was accounted for in a manner similar to a pooling of interests, whereby we recognized the acquired assets and liabilities of Engle at their historical carrying amounts. As both entities came under common control of TOI on November 22, 2000, our financial statements and other operating data has been restated to include the operations of Engle from November 22, 2000. The assumption of the $75.4 million of debt incurred by TOI was accounted for as a distribution as of June 25, 2002. See Note 1 to the consolidated financial statements included elsewhere in this Form 10-K.

     On April 15, 2002, we sold all the stock of Westbrooke Acquisition Corp., formerly one of our Florida homebuilding subsidiaries, to Standard Pacific Corp. for consideration consisting of $41.0 million in cash and the repayment by Standard Pacific of $54.4 million of Westbrooke’s debt, including $14.2 million of intercompany liabilities owed to us. We sold Westbrooke to eliminate operating redundancies in our South Florida markets which would arise as a result of the merger with Engle and to strengthen our financial position. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of Westbrooke’s operations have been classified as discontinued operations, and prior periods have been restated. See Note 8 to the consolidated financial statements included elsewhere in this Form 10-K.

Results of Operations

Selected Financial and Other Information

     The following table includes selected statement of income and other data (dollars in thousands):

	Year ended December 31,

	2000	2001	2002

Homebuilding:
Revenues:
Home sales	$540,323	$1,374,551	$1,349,713
Land/lot sales	6,343	18,361	27,379

	546,666	1,392,912	1,377,092

Cost of sales:
Home sales	434,736	1,091,626	1,075,875
Land/lot sales	6,203	16,660	24,430

	440,939	1,108,286	1,100,305

Gross profit	105,727	284,626	276,787

Selling, general & administrative expenses	63,832	152,063	163,726
Depreciation and amortization	3,112	8,849	5,952
Severance and merger related expenses	—	2,643	19,963
Loss on early retirement of debt	—	—	5,411
Other (income) expense, net	2,264	(3,941)	(5,838)

Homebuilding pretax income	36,519	125,012	87,573

Financial Services:
Revenues	2,562	32,659	40,214
Expenses	1,635	17,688	20,846

Financial Services pretax income	927	14,971	19,368

Income from continuing operations before income taxes	37,446	139,983	106,941
Income tax expense	13,672	52,218	39,900

Income from continuing operations	$23,774	$87,765	$67,041

Other Data:
Homes closed	1,994	5,304	5,085
Average sales price per home closed	$271	$259	$265
Gross margin on home sales	19.5%	20.6%	20.3%
Ratio of SG&A expenses to revenues from home sales	11.8%	11.1%	12.1%
Ratio of Homebuilding pretax income to revenues from home sales	6.8%	9.1%	6.5%
Backlog at end of period in number of homes	2,486	2,149	2,280
Backlog at end of period in sales value	$629,348	$573,405	$636,922
Total active communities at year end	161	146	159

Selected Homebuilding Operating Data

     The following table sets forth home sales and backlog data by region (dollars in thousands):

	Year ended December 31,

	2000	2001	2002

Homes closed:
Florida	178	1,931	2,024
Texas	1,441	1,623	1,539
West	95	1,057	958
Mid-Atlantic	280	693	564

Total	1,994	5,304	5,085

Average sales price per home closed:
Florida	$215	$227	$245
Texas	$273	$267	$258
West	$259	$274	$269
Mid-Atlantic	$259	$308	$351

Total	$299	$259	$265

Revenues from home sales:
Florida	$38,216	$437,784	$496,731
Texas	393,873	433,389	397,129
West	24,563	289,807	258,080
Mid-Atlantic	83,671	213,571	197,773

Total	$540,323	$1,374,551	$1,349,713

New sales contracts, net of cancellations:
Florida	154	1,987	1,809
Texas	1,362	1,511	1,515
West	98	945	1,116
Mid-Atlantic	205	524	569

Total	1,819	4,967	5,009

Backlog at end of period in number of homes:
Florida	1,217	1,273	1,195
Texas	514	402	378
West	417	305	463
Mid-Atlantic	338	169	244

Total	2,486	2,149	2,280

Backlog at end of period in sales value:
Florida	$286,100	$326,026	$314,253
Texas	135,517	105,283	103,017
West	111,900	82,105	129,968
Mid-Atlantic	95,831	59,991	89,684

Total	$629,348	$573,405	$636,922

Fiscal Year 2002 Compared to Fiscal Year 2001

     Net income decreased to $72.0 million (or $2.58 per share) during Fiscal Year 2002 from $94.0 million (or $3.37 per share) during Fiscal Year 2001. Income from continuing operations decreased to $67.0 million (or $2.40 per share) during Fiscal Year 2002 from $87.8 million (or $3.15 per share) during Fiscal Year 2001. The decrease in income from continuing operations is attributable to a decrease in Homebuilding pretax income to $87.6 million during Fiscal Year 2002 from $125.0 million during Fiscal Year 2001. The decrease in Homebuilding pretax income was partially offset by an increase in Financial Services pretax income to $19.4 million during Fiscal Year 2002 from $15.0 million during Fiscal Year 2001.

     Total revenues decreased to $1.42 billion during Fiscal Year 2002 from $1.43 billion during Fiscal Year 2001. The decrease of 1% is attributable to a decline in Homebuilding revenues which was offset by an increase in Financial Services revenues.

     Our provision for income taxes remained consistent at 37.3% during Fiscal Year 2002 from Fiscal Year 2001.

Homebuilding

     Homebuilding revenues decreased to $1.38 billion during Fiscal Year 2002 from $1.39 billion during Fiscal Year 2001. The decrease of 1% was due to a decline in revenues from home sales, to $1.35 billion in Fiscal Year 2002 from $1.37 billion during Fiscal Year 2001, which was offset by an increase in revenues from land/lot sales, to $27.4 million from $18.4 million during the same periods. Home closings decreased to 5,085 during Fiscal Year 2002 from 5,304 during Fiscal Year 2001.

     The decrease in home closings and revenue from home sales was primarily attributable to a decline in the number of communities in which we were actively marketing during Fiscal Year 2002 as compared to Fiscal Year 2001 and a weakening in housing demand in the Texas and Western regions. These factors were partially offset by a strong housing demand in Florida.

     At the beginning of Fiscal Year 2002, we were actively marketing in 146 communities. As a result of our prior strategic decision to consolidate our home sales activities and reduce our lot acquisitions during Fiscal Year 2001 and throughout the first half of Fiscal Year 2002, our active communities declined to a low of 132 in June 2002. In the second half of Fiscal Year 2002, we began to increase the number of communities in which we were marketing, both through organic growth and through acquisition. Consequently, at December 31, 2002 we were actively marketing in 159 communities. However, due to a lag time between the date we begin marketing homes in a community and the date that we begin to close homes, home closings from these new communities will not begin to contribute to our home sales revenue until 2003.

     During Fiscal Year 2002, our Texas region generated revenues from home sales of $397.1 million on 1,539 home closings as compared to revenues of $433.4 million on home closings of 1,623 during Fiscal Year 2001. The weakening in demand in this market also caused an increase in the level of incentives offered which is reflected in the decline in the average sales price per home closed to $258,000 during Fiscal Year 2002 from $267,000 during Fiscal Year 2001. Additionally, our West region experienced a decline in revenues from home sales to $258.1 million on 958 home closings during Fiscal Year 2002 from $289.8 million on 1,057 home closings during Fiscal Year 2001. The decline in revenues in the West region is primarily due to a decline in the average number of active selling communities during the first part of Fiscal Year 2002, as compared to the prior year and a continued weakness in demand in our Colorado markets. This softness in the market caused us to increase incentives offered to homebuyers resulting in a slight decrease in the average sales price per home closed, to $269,000 in Fiscal Year 2002 from $274,000 in Fiscal Year 2001.

     These declines in revenue from the Texas and West regions were partially offset by an increase in revenues generated in our Florida region to $496.7 million on 2,024 home closings during Fiscal Year 2002 from $437.8 million on 1,931 home closings during Fiscal Year 2001. The revenue increase in this region is primarily due to the increase in our average sales price per home closed to $245,000 during Fiscal year 2002 from $227,000 during Fiscal Year 2001. Additionally, we generated revenue from home sales of $13.7 million as a result of our acquisition of DS Ware during October 2002.

     Our average sales price per home closed increased 2% to $265,000 during Fiscal Year 2002 as compared to $259,000 during Fiscal Year 2001. The increase is primarily attributable to increases in our Florida and Mid-Atlantic regions, where we have continued to realize higher average sales prices from steady demand for product. The increase in average sales price in these regions were partially offset by declines in our Texas and West regions, where during Fiscal Year 2002 we experienced significant increases in incentives provided to homebuyers as compared to Fiscal Year 2001.

     Homebuilding cost of sales decreased to $1.10 billion during Fiscal Year 2002 from $1.11 billion during Fiscal Year 2001. The decline of 1% is attributable to the decline in the number of home closings offset by an increase in cost of land/lot sales. Our gross margin on home sales decreased to 20.3% during Fiscal Year 2002 as compared to 20.6% during Fiscal Year 2001. The decline in gross margin is primarily attributable to increased incentives and an increase in the average lot cost per closing, partially offset by an increase in our gross margin on options and upgrades.

     SG&A expenses increased by 8% to $163.7 million during Fiscal Year 2002 from $152.1 million for Fiscal Year 2001. As a percentage of revenues from home sales, SG&A expenses increased to 12.1% for Fiscal Year 2002 from 11.1% for Fiscal Year 2001. The increase in SG&A expenses is primarily attributable to increases in compensation, information technology, insurance and professional fees.

     Depreciation and amortization expenses decreased to $6.0 million during Fiscal Year 2002 from $8.8 million during Fiscal Year 2001. The decrease of $2.8 million is primarily due to the elimination of goodwill amortization as a result of the adoption of SFAS 142 effective January 1, 2002. If we had not recorded goodwill amortization expense during Fiscal Year 2001, it would have resulted in an increase in net income per common share for Fiscal Year 2001 of $0.05.

     During Fiscal Year 2002 we incurred $20.0 million in severance and merger related charges as compared to $2.6 million in Fiscal Year 2001. These charges include severance accrued related to the termination of executives who were employed by either us or Engle prior to the merger. Additionally, in connection with our merger with Engle, we incurred approximately $6.0 million in legal, consulting and advisory fees.

     During Fiscal Year 2002, in connection with our offering of the June 2002 Senior Notes and the June 2002 Senior Subordinated Notes, we recognized a loss on the early retirement of debt of $5.4 million. This charge relates to the exit fees incurred and the write off of unamortized deferred finance costs associated with the then existing borrowings.

Financial Services

     Financial Services revenues increased to $40.2 million during Fiscal Year 2002 from $32.7 million during Fiscal Year 2001. The increase of 23% is primarily attributable to an increase in the mortgage and title operations capture of our home sale closings. The increase in the capture ratio of our mortgage operations is due primarily to the expansion into the Texas region.

     Financial Services expenses increased to $20.8 million during Fiscal Year 2002 from $17.7 million during Fiscal Year 2001. The increase of 18% is primarily attributable to increased expenses incurred in connection with our expansion of the Financial Services operations.

Discontinued Operations

     During March 2002, we committed to a plan to dispose of Wesbrooke to eliminate operating redundancies in our South Florida markets and to strengthen our financial position. Pursuant to this plan of disposition, we would sell 100% of the common stock of Westbrooke. On April 8, 2002, we signed a definitive agreement for the sale of Westbrooke to Standard Pacific Corp. (Standard Pacific) for $41.0 million in cash. This sale was completed on April 15, 2002. In addition, Standard Pacific satisfied $54.4 million of Westbrooke’s debt that included $14.2 of intercompany liabilities owed to us. Upon completion of this sale, we realized a gain of $4.3 million. We have determined that in accordance with SFAS 144, as of March 31, 2002, the criteria to classify the Westbrooke assets as held for sale were met.

     Results of Westbrooke’s operations have been classified as discontinued operations, and prior periods have been restated. Selected financial data of our discontinued operations are as follows (dollars in thousands):

	Year Ended December 31,

	2000	2001	2002

Revenues	$178,213	$205,661	$44,197
Income from discontinued operations, net of taxes	$6,321	$6,272	$4,963
Net income per common share from discontinued operations	$0.48	$0.22	$0.18

Fiscal Year 2001 Compared to Fiscal Year 2000

     Net income increased to $94.0 million (or $3.37 per share) during Fiscal Year 2001 from $30.1 million (or $2.27 per share) during Fiscal Year 2000. Income from continuing operations increased to $87.8 million (or $3.15 per share) during Fiscal Year 2001 from $23.8 million (or $1.79 per share) during Fiscal Year 2000. The increase in income from continuing operations is attributable to significant increases in our Homebuilding pretax income to $125.0 million during Fiscal Year 2001 from $36.5 million during Fiscal Year 2000 and an increase in Financial Services pretax income to $15.0 million during Fiscal Year 2001 from $0.9 million during Fiscal Year 2000.

     Total revenues increased to $1.4 billion during Fiscal Year 2001 from $0.6 billion during Fiscal Year 2000. The increases in income and revenues were primarily a result of the inclusion of a full year of Engle’s results of operations during Fiscal Year 2001 as compared to approximately 40 days during Fiscal Year 2000. As a result of our merger with Engle, which is being accounted for as a reorganization of entities under common control, Engle’s results of operations are included from November 22, 2000, the earliest date that both we and Engle were under common control.

     Our provision for income taxes increased to 37.3% during Fiscal Year 2001 from 36.5% during Fiscal Year 2000. This increase in our effective rate was primarily a result of an increase in state taxes, due to a higher proportion of our pretax income being generated from states which are subject to state income tax.

Homebuilding

     Homebuilding revenues increased to $1.39 billion during Fiscal Year 2001 from $0.55 billion during Fiscal Year 2000 primarily as a result of the inclusion of a full year of Engle operations. This increase of 153% was due to an increase in revenues from home sales, to $1.37 billion in Fiscal Year 2001 from $0.54 billion in Fiscal Year 2000, and an increase in revenues from lot/land sales, to $18.3 million during Fiscal Year 2001 from $6.3 million in Fiscal Year 2000. Home closings increased to 5,304 during Fiscal Year 2001 from 1,994 during Fiscal Year 2000.

     This increase in revenues from home sales is primarily attributable to the increase in the number of home closings which was slightly offset by a decrease in our average sale price per home closed. The average sales price per home closed for Fiscal Year 2001 decreased to $259,000 from $271,000 during Fiscal Year 2000. The decrease was primarily attributable to the change in the mix of closings between our regions. During Fiscal Year 2000, 72.2% of our closings occurred in Texas, which realized an average sales price per home closed of $273,000, while only 8.9% of the closings occurred in Florida, which realized an average sales price per home closed of $215,000. During Fiscal Year 2001, closings in Texas, which had an average sales price per home closed of $267,000, decreased to 30.6%, while closings in Florida, which had an average sales price per home closed of $227,000, increased to 36.4%. This was partially offset by the increase in our closings occurring in the West region. During Fiscal Year 2000, we generated 4.8% of our closings in the West, which realized an average sales price per home closed of $259,000. During Fiscal Year 2001, closings in the West increased to 19.9%, with an average selling price per home closed of $274,000.

     As a result of the inclusion of a full year of Engle operations, Homebuilding cost of sales increased to $1.11 billion during Fiscal Year 2001 from $0.44 billion during Fiscal Year 2000. During Fiscal Year 2001 the cost of home sales was $1.09 billion as compared to $0.43 billion during Fiscal Year 2000. Our gross margin on home sales increased to 20.6% during Fiscal Year 2001 from 19.5% during Fiscal Year 2000. This increase in gross margin is primarily due to the shift in the product mix of homes closed to higher margin homes.

     SG&A expenses increased to $152.1 million during Fiscal Year 2001 from $63.8 million for Fiscal Year

2000. This increase of 138% is primarily due to the inclusion of a full year of Engle operations. As a percentage of revenues from home sales, SG&A expenses remained relatively consistent, decreasing to 11.1% for Fiscal Year 2001 from 11.8% for Fiscal Year 2000.

     During Fiscal Year 2001 depreciation and amortization expense was $8.8 million as compared to $3.1 million during Fiscal Year 2000. Of these amounts, amortization of goodwill was $2.4 million in Fiscal Year 2001 and $1.6 million in Fiscal Year 2000. As a result of the adoption of SFAS 142 effective January 1, 2002, we ceased amortization of goodwill. The elimination of this amortization expense would have resulted in an increase in net income per common share of $0.05 during Fiscal Year 2001 and $0.08 during Fiscal Year 2000.

     During Fiscal Year 2001, we incurred $2.6 million in severance and merger related expenses. These expenses relate primarily to legal, consulting and related costs incurred in connection with the merger with Engle.

Financial Services

     As a result of the inclusion of a full year of Engle operations, Financial Services revenues increased to $32.7 million during Fiscal Year 2001 from $2.6 million during Fiscal Year 2000. Financial Services expenses increased to $17.7 million from $1.6 million.

Financial Condition, Liquidity and Capital Resources

Statement of Financial Condition and Cash Flow Data

     The following table includes selected statement of financial condition and other information (dollars in thousands):

	Year Ended December 31,

	2000	2001	2002

Cash-unrestricted	$24,251	$75,136	$49,211
Inventory	$613,095	$645,986	$753,872
Total assets	$868,553	$999,170	$1,034,888
Homebuilding borrowings	$337,649	$308,697	$413,110
Total borrowings (2)	$346,720	$347,386	$461,419
Stockholders’ equity	$355,059	$413,370	$405,145
Cash flow from operating activities	$2,314	$24,657	$5,701
Cash flow from investing activities	$32,130	$(6,382)	$(60,064)
Cash flow from financing activities	$(18,525)	$30,756	$(21,885)
EBITDA (1)	$53,551	$184,160	$142,757
Ratio of Homebuilding borrowings to total assets	38.9%	30.9%	39.9%
Ratio of Homebuilding borrowings to capital (3)	48.7%	42.8%	50.5%

(1)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation, and amortization and consists of the sum of income from continuing operations before: (a) income taxes, (b) amortization of capitalized interest in cost of sales, (c) Homebuilding interest expense and (d) depreciation and amortization. We have included information concerning EBITDA because it is used by some investors as a measure of a company’s ability to service and incur debt. EBITDA is not required by generally accepted accounting principles (GAAP), and other companies may calculate EBITDA differently. EBITDA should not be considered as an alternative to operating income or to cash flows from operating activities (as determined in accordance with GAAP) and should not be construed as an indication of our operating performance or a measure of our liquidity.

(2)

     Following is a reconciliation of income from continuing operations to EBITDA (dollars in thousands):

	Year Ended December 31,

	2000	2001	2002

Income from continuing operations	$23,774	$87,765	$67,041
Add: income taxes	13,672	52,218	39,900
Add: interest in cost of sales	9,711	34,241	28,133
Add: interest expense	3,282	1,087	257
Add: amortization of deferred finance costs	—	—	1,474
Add: depreciation and amortization expense	3,112	8,849	5,952

EBITDA	$53,551	$184,160	$142,757

(3)	Total borrowings include Homebuilding borrowings and Financial Services borrowings.

(4)	Capital includes Homebuilding borrowings and stockholders’ equity. Capital excludes Financial Services borrowings.

Discussion of Financial Condition, Liquidity and Capital Resources

     Our Homebuilding operations’ primary uses of cash have been for land acquisitions, construction and development expenditures, and SG&A expenditures. Our sources of cash to finance these requirements have been primarily cash generated from operations and cash borrowed under our credit facilities. Our Financial Services segment relies primarily on internally generated funds, which include the proceeds generated from the sale of mortgages, and from the mortgage operation’s warehouse line of credit to fund our operations.

     At December 31, 2002, we had unrestricted cash and cash equivalents of $49.2 million as compared to $75.1 million at December 31, 2001. The decrease in unrestricted cash was primarily attributable to cash used in investing and financing activities. Our primary investing activities consisted of the cash used to fund acquisitions. Our primary financing activities consisted of the repayment of the majority of the debt existing prior to the Merger with the proceeds from the June 2002 notes offering and cash on hand.

     During Fiscal Year 2002, we generated cash of $5.7 million from our operating activities, which primarily consisted of cash generated from income from operations offset by increases in inventory as part of our strategy to increase the number of active communities and our land positions. During Fiscal Year 2002, inventory increased by $107.9 million as our controlled lots increased from 14,984 to 26,320. This use of cash was partially offset by the cash generated from our sale of Westbrooke during April 2002 and income generated from continuing operations. This, along with the proceeds from our senior and senior subordinated notes (as described below) offering, were used to repay $379.6 million in existing Homebuilding borrowings and Technical Olympic debt assumed in the merger. During Fiscal Year 2002 we generated EBITDA of $142.8 million as compared to $184.2 million during Fiscal Year 2001. The decline in EBITDA is primarily a result of $20.0 million in severance and merger related charges incurred during Fiscal Year 2002 as compared to $2.6 million incurred during Fiscal Year 2001 and a $5.4 million loss on the early retirement of debt associated with our refinancing. Excluding these unusual charges, EBITDA during Fiscal Year 2002 would have been $168.2 million as compared to $186.8 million during Fiscal Year 2001. The decline of 10% primarily relates to the decline in our Homebuilding pretax income, after excluding these unusual charges, during Fiscal Year 2002 as compared to Fiscal Year 2001. The decline in our Homebuilding pretax income during Fiscal Year 2002 was partially offset by an increase in our Financial Services pretax income.

     Cash used in investing activities was $60.1 million during Fiscal Year 2002 and $6.4 million during Fiscal Year 2001 as compared to cash provided by investing activities of $32.1 million during Fiscal Year 2000. During Fiscal Year 2002, the cash used in investing activities related primarily to the cash used to fund 2002 acquisitions. During 2001 cash provided by investing activities relates primarily to Engle cash on hand of $35.5 million which was acquired at the time of the Merger. During Fiscal Year 2001, cash used in investing activities relates primarily to net additions to property and equipment.

     On November 18, 2002, we acquired the net assets of Masonry Homes, Inc., a homebuilder operating in the northwestern suburbs of Baltimore and southern Pennsylvania, for $17.1 million in cash, of which approximately

$15.0 million was funded with proceeds from the revolving credit facility. In addition, if certain targets are met regarding home sale closings, the development and/or subdivision of certain lots and earnings for the 2003 and 2004 fiscal years, we will be obligated to pay up to an additional $21.3 million in cash to the sellers over a two-year period, of which $11.3 million has been paid as of February 5, 2003.

     On October 4, 2002, we acquired the net assets of DS Ware Homes LLC, a homebuilder operating in Jacksonville, Florida, for $35.0 million in cash, of which $30.0 million was funded with proceeds from our revolving credit facility. In addition, if certain earnings targets are met for the five-month period after the closing, we will be obligated to pay an additional $5.2 million in cash to the sellers in 2003.

     As a result of the increases in our land positions and the recent acquisitions, our ratio of Homebuilding borrowings to total assets was 39.9% at December 31, 2002 as compared to 30.9% and 38.9% at December 31, 2001 and 2000, respectively. Our ratio of Homebuilding borrowings to capital was 50.5% at December 31, 2002 as compared to 42.8% and 48.7% at December 31, 2001 and December 31, 2000, respectively.

     On June 25, 2002, we completed a private placement of $200.0 million 9% Senior Notes due 2010 (referred to as our “June 2002 Senior Notes”) and $150.0 million 10-3/8% Senior Subordinated Notes due 2012 (referred to as our “June 2002 Senior Subordinated Notes”). The net proceeds of approximately $335.0 million and cash on hand were used to repay existing Homebuilding borrowings and approximately $75.4 million in debt assumed from Technical Olympic in the merger.

     On February 3, 2003, we completed a private placement of an additional $100.0 million of 9% Senior Notes (referred to as our “February 2003 Senior Notes”) at a price of 94.836%. The net proceeds of approximately $93.6 million were used to repay the $55.0 million outstanding under our credit facility as of December 31, 2002 and approximately $35.0 million of an additional $50.0 million which was drawn down from January 1, 2003 through the date of closing. The February 2003 Senior Notes were issued pursuant to an indenture with the same terms and conditions as the June 2002 Senior Notes.

     Interest on our outstanding 9% senior notes (both those issued in June 2002 and February 2003) and senior subordinated notes is payable on January 1 and July 1 of each year. The senior notes are guaranteed by all of our material domestic subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future senior debt and senior in right of payment to the senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future subordinated debt and are guaranteed on a senior subordinated basis by all of our material domestic subsidiaries. The indentures governing the senior and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates and merge or consolidate with other entities. The interest rates on our outstanding senior and senior subordinated notes are higher than the collective interest rates on the obligations that were repaid. As a result of the higher interest rates and the assumption of the Technical Olympic debt, we anticipate that interest incurred will exceed the amounts which would have been incurred under the prior borrowings. Therefore, the increased interest incurred will have an effect on gross margins in future periods.

     On June 25, 2002, we entered into a revolving credit facility that permits us to borrow up to the lesser of (i) $220.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The revolving credit facility expires on June 26, 2005. As of December 31, 2002, we had drawn down $55.0 million and had issued letters of credit of $24.9 million and as a result, had $140.1 million in availability under the revolving credit facility. As of February 3, 2003, as a result of the issuance and sale of the February 2003 Senior Notes and the application of the proceeds, we had $15.0 million outstanding under our credit facility and $175.5 million in availability. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citibank, N.A.’s base rate, (B) 0.5% plus the three week average of reserve-adjusted three-month certificate of deposit rate and (C) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities to our tangible worth. At

December 31, 2002, our loans outstanding under the revolving credit facility accrued interest at a rate of 3.6% per annum. The revolving credit facility requires us to (1) maintain specified financial ratios regarding leverage, interest coverage, consolidated tangible net worth and certain operational measurements and (2) satisfy certain financial condition tests. The revolving credit facility also places certain restrictions on, among other things, our ability to incur additional debt or liens, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates and merge or consolidate with other entities. The revolving credit facility is secured by a first-priority perfected lien on all capital stock of subsidiaries owned by us. Our obligations under the revolving credit facility are guaranteed by all our domestic subsidiaries (subject to certain limited restrictions).

     To fund the origination of residential mortgage loans, our subsidiaries, Preferred Home Mortgage Company (Preferred Home) and Technical Mortgage, L.P. (Technical Mortgage) entered into a $65.0 million revolving warehouse line of credit, which we refer to as our warehouse line of credit. The warehouse line of credit is comprised of (1) a credit facility providing for revolving loans of up to $40.0 million, subject to meeting borrowing base requirements based on the value of collateral provided and (2) mortgage loan purchase and sale agreements which provide for the purchase by the lender of up to $25.0 million in mortgage loans generated by Preferred Home and Technical Mortgage. At no time may the amount outstanding under the facility plus the amount of purchased loans pursuant to the purchase and sale agreements exceed $65.0 million. The warehouse line of credit expires on June 24, 2003. As of December 31, 2002, we had $48.3 million outstanding under the warehouse line of credit. The warehouse line of credit bears interest, at Preferred Home’s and Technical Mortgage’s option, at either, (1) the Federal Funds rate plus 1.375% or (2) a Eurodollar rate plus 1.25%. At December 31, 2002, our loans outstanding under the warehouse line of credit accrued interest at a rate of 2.543% per annum. The warehouse line of credit requires Preferred Home to maintain certain financial ratios and minimums. The warehouse line of credit is secured by a guarantee from us and by funded mortgages which are pledged as collateral.

     We believe that as a result of the merger, the June 2002 notes offering and the February 2003 notes offering, we will have adequate financial resources, including cash from operations and availability under the revolving credit facility and the warehouse line of credit, to meet our current working capital and land acquisition and development needs based on current market conditions into the near future. However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may need to seek additional debt or equity financing to operate and expand our business.

     Maturities on Homebuilding borrowings at December 31, 2002 are as follows (dollars in thousands):

2003	$1,975
2004	1,800
2005	59,162
2006	10
2007	7
Thereafter	350,156

$413,110

     At December 31, 2002, the amount of our annual debt service payments was $37.0 million. This amount included debt service payments on the June 2002 Senior Notes and June 2002 Senior Subordinated Notes of $33.6 million and interest payments on the revolving credit facility and the warehouse line of credit of $3.4 million based on the balances outstanding as of December 31, 2002. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payments by $1.0 million per year. The revolving credit facility terminates in June 2005 at which time we will be required to repay all outstanding principal. Under certain circumstances, we may extend the facility in one-year increments, for up to two additional years.

Backlog

     As of December 31, 2002, we have 2,280 units in backlog representing $636.9 million in revenue, as compared to 2,149 units in backlog representing $573.4 million in revenue as of December 31, 2001. This increase in revenue in backlog of 11% is attributable to several factors: we experienced a slow down in new sales contracts during the 4th quarter of 2001 as a result of the effects of September 11th; we increased our active selling communities to 159 as of December 31, 2002 as compared to 146 as of December 31, 2001; and we experienced an increase in the average selling price of units in backlog to $279,000 from $267,000. This increase in the average selling price of our units in backlog relates primarily to an increase in backlog in our Mid-Atlantic and West regions where our average selling prices are higher. As of December 31, 2002, 31% of our units in backlog are from our Mid-Atlantic and West regions, where our average selling prices are $368,000 and $281,000 respectively. As of December 31, 2001, 22% of our units in backlog were from these regions.

Dividends

     We did not declare or pay any dividends during Fiscal Year 2002. We paid a dividend of $0.54 per share of common stock (on a pre-restatement basis and $0.22 per share on a restated basis) in Fiscal Year 2001 ($6.2 million in the aggregate). We did not pay any cash dividends on our common stock in Fiscal Year 2000. Prior to its merger with us, Engle made net distributions of $4.8 million during Fiscal Year 2002, $29.5 million during Fiscal Year 2001 and $0.4 million during Fiscal Year 2000.

Impact of Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires companies to recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The adoption of SFAS 141 did not have a material impact on our consolidated financial statements.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead review goodwill for impairment at least annually. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment. The second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the book carrying value. In addition, SFAS 142 requires companies to identify reporting units for the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     We adopted SFAS 142 as of January 1, 2002. We completed the first phase impairment analysis during the second quarter of 2002 and found no instances of impairment on our recorded goodwill.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes the rules on asset impairment under SFAS No. 121, “Accounting for Long Lived Assets and for Long Lived Assets to Be Disposed Of,” but retains many of our fundamental provisions. Additionally this Statement expands the scope of discontinued operations to include more disposal transactions. SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the periods in which the losses are incurred, rather than as of the measurement date as previously required. The provisions of this Statement are effective for financial statements issued beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on our consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of

FASB Statement No. 13 and Technical Corrections.” SFAS 145 prevents gains or losses on extinguishment of debt not meeting the criteria of APB 30 to be treated as extraordinary. SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, SFAS 145 rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 does not have a material impact on our previously issued financial statements. However, the adoption of SFAS 145 could impact the financial statements of subsequent periods, although it is not expected to be material.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We believe the adoption of SFAS 146 will not have a significant effect on our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation (Interpretation) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

1.	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

2.	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a	The direct or indirect ability to make decisions about the entities activities through voting rights or similar rights

b	The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities

c	The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. As Interpretation No. 46 has just been issued, we have not completed our evaluation as to the potential impact on our consolidated financial statements. However, based on our preliminary review, we do not believe that the adoption of Interpretation No. 46 will have a significant effect on our consolidated financial statements.

Seasonality of Operations

     The homebuilding industry tends to be seasonal, as generally there are more homes sold in the spring and summer months when the weather is milder, although the rate of sales contracts for new homes is highly dependent on the number of active communities and the timing of new community openings. We operate primarily in the southwest and southeast, where weather conditions are more suitable to a year-round construction process than in other parts of the country. Because new home closings trail new home sales by several months, we typically have a greater percentage of home closings in the fall.

Inflation

     We and the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. Inflation also increases our financing, labor and material costs, which may reduce gross margins. In addition, higher mortgage rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices. To date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that it will not have a material adverse impact on our future results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of the senior and senior subordinated notes offerings, $350.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing construction loan and warehouse line of credit and our revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime and Eurodollar lending rates, both upwards and downwards. As of December 31, 2002, we had an aggregate of approximately $103.3 million drawn under our revolving credit facility and our warehouse line of credit that is subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $1.0 million per year.

     We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

     The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of December 31, 2002:

				Expected Maturity Date
				(in thousands)
	2003	2004	2005	2006	2007	Thereafter	Fair Value

Liabilities
Long-term debt
Fixed rate (9.0%)	–	–	–	–	–	$200,000	$194,000
Fixed rate (10-3/8%)	–	–	–	–	–	$150,000	$141,750
Revolving loan, variable rate (3.6% at December 31, 2002)	–	–	$55,000	–	–	–	$55,000
Variable rate, warehouse line of credit (2.9% at December 31, 2002)	$48,309	–	–	–	–	–	$48,309

     Our operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest rates. If mortgage interest rates increase significantly, this may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates will adversely affect our revenues, gross margins and net income. Higher interest rates also increase our borrowing costs because, as indicated above, our bank loans will fluctuate with the prime and Eurodollar lending rates, both upwards and downwards.

Special Note Regarding Forward Looking Statements

     This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found in the material set forth in the sections entitled “Summary,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements including those regarding:

•	our expectations regarding certain financial and operating data for the year ended December 31, 2002;

•	our expectations regarding the time period when home closings from new communities will begin contributing to our home sales revenue;

•	our expectations regarding growth opportunities in the homebuilding industry and our ability to successfully take advantage of such opportunities;

•	our ability to successfully integrate our current operations and any future acquisitions, and to recognize anticipated operating efficiencies, cost savings and revenue increases;

•	our expectations regarding our lot acquisition strategy and its impact on our business;

•	our intention to grow the financial services business;

•	our expectations regarding the impact of our business initiatives on our ability to capture repeat business, to minimize our exposure to adverse economic conditions and to increase our revenue;

•	our belief that we have adequate financial resources to meet our current working capital and land acquisition and development needs for the foreseeable future;

•	the impact of inflation on our future results of operations; and

•	our ability to pass through to our customers in the form of increased sales prices any increases in our costs.

     These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities;

•	our ability to successfully integrate and to realize the expected benefits of recent acquisitions;

•	our ability to access sufficient capital to finance our growth;

•	an increase in the cost of, or shortages in the availability of, skilled labor or construction materials;

•	an increase in interest rates;

•	a decline in the demand for, or the prices of, housing;

•	our ability to successfully dispose of developed properties or undeveloped land or lots at expected prices and within anticipated time frames;

•	our ability to compete in our existing and future markets;

•	an increase or change in governmental regulations; and

•	the results of our pending litigation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data for us are on pages F-1 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

     The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

     In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

Number	Exhibit Description

2.1	Agreement and Plan of Merger dated April 8, 2002, by and among Newmark Homes Corp., Engle Holdings Corp., and Technical Olympic, Inc.(1)

3.1	Certificate of Incorporation of Newmark Homes Corp.(2)

3.2	Certificate of Amendment to the Certificate of Incorporation.(3)

Number	Exhibit Description

3.3	Amended and Restated Bylaws.(3)

4.1	Indenture, dated as of June 25, 2002, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $200,000,000 9% Senior Notes due 2010.(4)

4.2	Indenture, dated as of June 25, 2002, by and among Technical Olympic USA, Inc., the subsidiaries name therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $150,000,000 10-3/8 Senior Subordinated Notes due 2012.(4)

4.3	Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc., certain direct and indirect subsidiaries of Technical Olympic USA, Inc., Salomon Smith Barney, Inc., Deutsche Bank Securities, Inc. and Fleet Securities, Inc. relating to the Senior Notes.(4)

4.4	Supplemental Indenture for the 9% Senior Notes due 2010, dated July 24, 2002, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.(3)

4.5	Supplemental Indenture for the 10-3/8 Senior Subordinated Notes due 2012, dated July 24, 2002 by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.(3)

4.6	Form of Technical Olympic USA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.1).(4)

4.7	Form of Technical Olympic USA, Inc. 10-3/8 Senior Subordinated Note due 2012 (included in Exhibit A of Exhibit 4.2).(4)

4.8	Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc., certain direct and indirect subsidiaries of Technical Olympic USA, Inc., Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and Fleet Securities, Inc. relating to the Senior Subordinated Notes.(5)

4.9	Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc. and Technical Olympic, Inc.(6)

4.10	Specimen of Stock Certificate of Technical Olympic USA, Inc.(7)

4.11	Supplemental Indenture for the 9% Senior Notes due 2010, dated as of February 3, 2003, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee. **

4.12	Supplemental Indenture for the 103/8% Senior Subordinated Notes due 2012, dated as of February 3, 2003, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee. **

4.13	Indenture, dated as of February 3, 2003, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $100,000,000 9% Senior Notes due 2010. **

4.14	Registration Rights Agreement, dated February 3, 2003, among Technical Olympic USA, Inc., the subsidiaries named therein, Salomon Smith Barney Inc., Deutsche Bank Securities Inc., Fleet Securities, Inc. and Credit Lyonnais Securities (USA) Inc. **

4.15	Form of Technical Olympic USA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.13). **

10.1	Form of Indemnification Agreement.(8)

10.9	Employment Agreement between Newmark Homes Corp. and Antonio B. Mon dated April 5, 2002, effective June 25, 2002.(9)

Number	Exhibit Description

10.10	Employment Agreement between Technical Olympic USA, Inc. and Tommy L. McAden dated July 12, 2002, effective June 25, 2002.(10)

10.11	Employment Agreement between Technical Olympic USA, Inc. and Yannis Delikanakis dated January 1, 2003. **

10.12	Credit Agreement dated June 25, 2002, among Technical Olympic USA, Inc., the Lenders and Issuers named therein, Citicorp North America, Inc. as Administrative Agent, Fleet National Bank as Documentation Agent and Salomon Smith Barney Inc. as Sole Arranger and Sole Book Manager.(11)

10.13	Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan.(12)

10.14	Credit Agreement, dated August 1, 2002, between Preferred Home Mortgage Company, Technical Mortgage, L.P. and Guaranty Bank. **

10.15	First Amendment to Credit Agreement, dated October 15, 2002, between Preferred Home Mortgage Company, Technical Mortgage, L.P. and Guaranty Bank. **

10.16	Second Amendment to Credit Agreement, dated November 22, 2002, between Preferred Home Mortgage Company, Technical Mortgage, L.P. and Guaranty Bank. **

10.17	Third Amendment to Credit Agreement, dated January 5, 2003, between Preferred Home Mortgage Company, Technical Mortgage, L.P. and Guaranty Bank. **

10.18	Guaranty of Technical Olympic USA, Inc., dated August 1, 2002, in favor of Guaranty Bank. **

10.19	Mortgage Loan Purchase and Sale Agreement, dated August 1, 2002, between Preferred Home Mortgage Company and Guaranty Bank. **

10.20	First Amendment to Mortgage Loan Purchase and Sale Agreement, dated October 15, 2002, between Preferred Home Mortgage Company and Guaranty Bank. **

10.21	Mortgage Loan Purchase and Sale Agreement, dated August 1, 2002, between Technical Mortgage, L.P. and Guaranty Bank. **

10.22	First Amendment to Mortgage Loan Purchase and Sale Agreement, dated October 15, 2002, between Technical Mortgage, L.P. and Guaranty Bank. **

21	List of Subsidiaries. **

23.1	Consent of Ernst & Young LLP independent certified public accountants. **

23.2	Consent of BDO Seidman, LLP independent certified public accountants. **

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

**	Filed herewith.

(1)	Incorporated by reference to Exhibit 99.A to the Information Statement on Schedule 14-C, dated June 3, 2002, filed by the Registrant.

(2)	Incorporated by reference to the Form 8-K, dated March 23, 2001, previously filed by the Registrant.

(3)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-100013)

(4)	Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant.

(5)	Incorporated by reference to Exhibit 4.4 to the Form 8-K, dated July 9, 2002, previously filed by the Registrant.

(6)	Incorporated by reference to Exhibit 2.2 to the Form 8-K, dated July 9, 2002, previously filed by the Registrant.

(7)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 previously filed by the Registrant (Registration No. 333-99307).

(8)	Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2001, previously filed by the Registrant.

(9)	Incorporated by reference to Exhibit 99.E to the Information Statement on Schedule 14-C, dated June 3, 2002, previously filed by the Registrant.

(10)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2002, previously filed by the Registrant.

(11)	Incorporated by reference to Exhibit 99.2 to the Form 8-K, dated July 9, 2002, previously filed by the Registrant.

(12)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 previously filed by the Registrant (Registration No. 333-99307).

     (b)  Reports on Form 8-K:

     We filed a report on Form 8-K on November 13, 2002. In the report, we reported under Item 5, certain financial results for the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL OLYMPIC USA, INC.

/s/ Antonio B. Mon

By: Antonio B. Mon President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio B. Mon Antonio B. Mon	Executive Vice Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director	February 12, 2003

/s/ Tommy L. McAden Tommy L. McAden	Vice President – Finance and Administration and Chief Financial Officer (Principal Financial Officer)	February 12, 2003

/s/ Randy L. Kotler Randy L. Kotler	Vice President – Chief Accounting Officer (Principal Accounting Officer)	February 12, 2003

/s/ Constantine Stengos Constantine Stengos	Chairman of the Board	February 12, 2003

/s/ Yannis Delikanakis Yannis Delikanakis	Executive Vice Chairman, Executive Vice President and Director	February 12, 2003

/s/ Lonnie M. Fedrick Lonnie M. Fedrick	Emeritus Vice Chairman and Director	February 12, 2003

/s/ Andreas Stengos Andreas Stengos	Director	February 12, 2003

Signature	Title	Date

/s/ George Stengos George Stengos	Director	February 12, 2003

/s/ Larry D. Horner Larry D. Horner	Director	February 12, 2003

/s/ William A. Hasler William A. Hasler	Director	February 12, 2003

/s/ Michael J. Poulos Michael J. Poulos	Director	February 12, 2003

/s/ Michael S. Stevens Michael S. Stevens	Director	February 12, 2003

Certifications

I, Antonio B. Mon, Chief Executive Officer, certify that:

     1.     I have reviewed this annual report on Form 10-K of Technical Olympic USA, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

By: /s/ Antonio B. Mon

Name: Antonio B. Mon Title: Chief Executive Officer

I, Tommy L. McAden, Chief Financial Officer, certify that:

     1.     I have reviewed this annual report on Form 10-K of Technical Olympic USA, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

By: /s/ Tommy L. McAden

Name: Tommy McAden Title: Chief Financial Officer

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Technical Olympic USA, Inc.

     We have audited the accompanying consolidated statements of financial condition of Technical Olympic USA, Inc. (formerly known as Newmark Homes Corp.) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Olympic USA, Inc. (formerly known as Newmark Homes Corp.) and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP
Miami, Florida
     January 31, 2003 except for
     Note 5, as to which the date
     is February 3, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Technical Olympic USA, Inc.

     We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Technical Olympic USA, Inc. (formerly known as Newmark Homes Corp.) and subsidiaries (the Company) for the year ended December 31, 2000. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP
Los Angeles, California
January 31, 2001, except for Note 1
and Note 5, as to which the date
is June 25, 2002

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2001	2002

	(Dollars in thousands,
	except share data)
ASSETS
Homebuilding:
Cash and cash equivalents:
Unrestricted	$67,206	$44,825
Restricted	7,738	23,645
Inventory	645,986	753,872
Property and equipment, net	10,694	13,862
Other assets	10,897	30,681
Goodwill, net	57,726	78,252
Westbrooke assets held for sale	117,160	—

	917,407	945,137

Financial Services:
Cash and cash equivalents:
Unrestricted	7,930	4,386
Restricted	19,605	22,866
Mortgage loans held for sale	50,933	58,840
Other assets	3,295	3,659

	81,763	89,751

Total assets	$999,170	$1,034,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$56,295	$96,820
Customer deposits	25,674	24,564
Consolidated land bank obligations	30,022	16,288
Homebuilding borrowings	308,697	413,110
Westbrooke liabilities associated with assets held for sale	71,800	—

	492,488	550,782
Financial Services:
Accounts payable and other liabilities	18,828	21,560
Financial services borrowings	38,689	48,309

	57,517	69,869

Total liabilities	550,005	620,651
Minority interest	35,795	9,092
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock — $.01 par value; 67,000,000 shares authorized and 27,878,787 shares issued and outstanding	279	279
Additional paid-in capital	322,400	322,400
Retained earnings	90,691	82,466

Total stockholders’ equity	413,370	405,145

Total liabilities and stockholders’ equity	$999,170	$1,034,888

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2000	2001	2002

	(Dollars in thousands, except share data)
Homebuilding:
Revenues:
Homes sales	$540,323	$1,374,551	$1,349,713
Land/lot sales	6,343	18,361	27,379

	546,666	1,392,912	1,377,092

Cost of sales:
Home sales	434,736	1,091,626	1,075,875
Land/lot sales	6,203	16,660	24,430

	440,939	1,108,286	1,100,305

Gross profit	105,727	284,626	276,787
Selling, general and administrative expenses	63,832	152,063	163,726
Depreciation and amortization	3,112	8,849	5,952
Severance and merger related expenses	—	2,643	19,963
Loss on early retirement of debt	—	—	5,411
Other (income) expense	2,264	(3,941)	(5,838)

Homebuilding pretax income	36,519	125,012	87,573

Financial Services:
Revenues	2,562	32,659	40,214
Expenses	1,635	17,688	20,846

Financial Services pretax income	927	14,971	19,368

Income from continuing operations before income taxes	37,446	139,983	106,941
Income tax expense	13,672	52,218	39,900

Income from continuing operations	23,774	87,765	67,041

Discontinued operations:
Income from discontinued operations	10,265	10,118	7,922
Income tax expense	3,944	3,846	2,959

Income from discontinued operations, net of taxes	6,321	6,272	4,963

Net income	$30,095	$94,037	$72,004

Earnings per common share (basic and diluted):
From continuing operations	$1.79	$3.15	$2.40
From discontinued operations	0.48	0.22	0.18

Net income	$2.27	$3.37	$2.58

Weighted average number of common shares outstanding:
Basic and diluted	13,250,062	27,878,787	27,878,787

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

		(Dollars in thousands)
Balance at January 1, 2000	11,500,000	$115	$106,855	$2,648	$109,618
Combination of stockholder’s equity of Engle Holdings upon consummation of merger (see Note 1)	—	—	215,709	—	215,709
Conversion of Engle Holdings shares exchanged in connection with merger (see Note 1)	16,378,787	164	(164)	—	—
Distributions by Engle Holdings	—	—	—	(363)	(363)
Net income	—	—	—	30,095	30,095

Balance at December 31, 2000	27,878,787	279	322,400	32,380	355,059
Distributions by Engle Holdings	—	—	—	(29,516)	(29,516)
Dividends paid	—	—	—	(6,210)	(6,210)
Net income	—	—	—	94,037	94,037

Balance at December 31, 2001	27,878,787	279	322,400	90,691	413,370
Assumption of Technical Olympic debt (see Note 1)	—	—	—	(75,416)	(75,416)
Distributions by Engle Holdings	—	—	—	(4,813)	(4,813)
Net income	—	—	—	72,004	72,004

Balance at December 31, 2002	27,878,787	$279	$322,400	$82,466	$405,145

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	2001	2002

Cash flows from operating activities:
Net income	$30,095	$94,037	$72,004
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(6,321)	(6,272)	(4,963)
Depreciation and amortization	3,112	8,849	5,952
Amortization of deferred finance costs	—	—	1,474
Deferred income taxes	2,404	5,121	(2,061)
Other adjustments	(592)	(819)	1,095
Changes in operating assets and liabilities:
Restricted cash	(494)	(17,138)	(19,126)
Inventories	14,054	(25,691)	(75,910)
Other assets	(6,490)	(8,678)	(2,359)
Accounts payable and other liabilities	(19,838)	12,728	39,077
Customer deposits	(7,554)	(953)	(1,575)
Mortgage loans held for sale	(6,062)	(36,527)	(7,907)

Net cash provided by operating activities	2,314	24,657	5,701

Cash flows from investing activities:
Net additions to property and equipment	(1,300)	(6,713)	(8,749)
Amounts paid for acquisitions, net of cash acquired	—	—	(51,315)
Increase in cash as a result of the merger with Engle Holdings Corp.	35,456	—	—
Additional purchase price paid in connection with Westbrooke acquisition	(1,230)	—	—
Other	(796)	331	—

Net cash provided by (used in) investing activities	32,130	(6,382)	(60,064)

Cash flows from financing activities:
Net (repayments on) proceeds from revolving credit facilities	(22,872)	12,026	58,574
Proceeds from notes offering	—	—	350,000
Proceeds from unsecured borrowings from banks	215,000	27,001	—
Principal payments on unsecured borrowings and senior notes	(214,925)	(66,764)	(379,577)
Principal payments on acquisition notes payable	(950)	(1,216)	—
Net proceeds from (payments on) consolidated land bank obligations	—	30,022	(13,734)
Net proceeds from financial services borrowings	5,585	29,618	9,620
Payments for deferred financing costs	—	—	(15,252)
Minority interest in consolidated subsidiaries	—	35,795	(26,703)
Dividends paid	—	(6,210)	—
Distributions by Engle Holdings	(363)	(29,516)	(4,813)

Net cash (used in) provided by financing activities	(18,525)	30,756	(21,885)

Net cash provided by (used in) operations	15,919	49,031	(76,248)
Net cash provided by discontinued operations	748	1,854	50,323

Increase (decrease) in cash and cash equivalents	16,667	50,885	(25,925)
Cash and cash equivalents at beginning of period	7,584	24,251	75,136

Cash and cash equivalents at end of period	$24,251	$75,136	$49,211

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1. Business and Organization

Business

     Technical Olympic USA, Inc., formerly known as Newmark Homes Corp., is a Delaware corporation. We are a homebuilder with a geographically diversified national presence. We operate in 14 metropolitan markets located in four major geographic regions: Florida, Texas, the West and the Mid-Atlantic. We design, build and market detached single-family residences, town homes and condominiums. We also provide title and mortgage brokerage services to our homebuyers and others. We do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights to investors.

Organization

The Merger and Notes Offering

     On June 25, 2002, Engle Holdings Corp. (Engle) merged with and into Newmark Homes Corp. (Newmark). The combined company was renamed Technical Olympic USA, Inc. Each issued and outstanding share of Engle common stock was exchanged for 1,724.08294 shares of Newmark common stock (the Merger). At the date of the Merger, there were 9,500 shares of Engle common stock issued and outstanding, all of which were held by Technical Olympic, Inc. (Technical Olympic). As a result of the Merger, 16,378,787 of additional shares were issued to Technical Olympic. In addition, we assumed $75.4 million of debt incurred by Technical Olympic (the Technical Olympic Debt). The Technical Olympic Debt accrued interest at rates ranging from 13.5% to 14.875% and was to mature on September 30, 2004. As both Engle and Newmark were under the control of Technical Olympic, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Merger was accounted for in a manner similar to a pooling of interests, whereby we recognized the acquired assets and liabilities of Engle at their historical carrying amounts. As both entities came under common control of Technical Olympic on November 22, 2000, the financial statements and other operating data have been restated to include the operations of Engle from November 22, 2000. Our assumption of the $75.4 million of Technical Olympic Debt has been accounted for as a distribution.

     As a result of the exchange of equity interests, Technical Olympic owns 91.75% of us. Technical Olympic is a wholly-owned subsidiary of Technical Olympic (UK) PLC, an English company, which is a wholly-owned subsidiary of Technical Olympic S.A., a Greek company that is publicly traded on the Athens Stock Exchange.

     Concurrently with the Merger, we completed a private placement of $200.0 million 9% senior notes and $150.0 million 10 3/8% senior subordinated notes (the Notes Offering). The net proceeds of approximately $335.0 million from the Notes Offering were used to repay certain indebtedness of both Newmark and Engle and the Technical Olympic Debt that was assumed in connection with the Merger. Additionally, we entered into a revolving credit facility to fund working capital, which provides for loans up to $220.0 million.

     Subsequently, all outstanding privately placed senior and senior subordinated notes were exchanged for an equivalent amount of notes at their respective interest rates, which are registered under the Securities Act of 1933.

Engle Acquisition

     On November 22, 2000, Engle became a wholly-owned subsidiary of Technical Olympic. Engle’s stockholders received $19.10 for each share of Engle’s common stock at the time of acquisition. Following the acquisition, the common stock of Engle ceased to be publicly traded. The acquisition of Engle was accounted for using the purchase method of accounting. Total consideration for the acquisition approximated $542.0 million, including $216.0 million in cash and the assumption of $326.0 million of liabilities. The “push down” basis of accounting resulted in us allocating approximately $527.0 million to inventories and other identifiable assets and $15.0 million to goodwill.

     As a result of the change in control of Engle, Engle was required by the indentures governing its senior notes to offer to repurchase all of its outstanding senior notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer in January 2001, Engle repurchased approximately $237.0 million of $250.0 million of its senior notes. Approximately $13.0 million of the senior notes were not tendered and remained outstanding as of December 31, 2001. These notes were discharged with the proceeds from the Notes Offering.

2. Summary of Significant Accounting Policies

     Our accounting and reporting policies conform to accounting principles generally accepted in the United States and general practices within the homebuilding industry. The following summarizes the more significant of these policies.

Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. As a result of the Merger being accounted for as a reorganization of entities under common control, the consolidated financial statements have been restated to present our combined results as if the Merger had been in effect from November 22, 2000, the date at which both entities came under the control of Technical Olympic.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Due to our normal operating cycle being in excess of one year, we present unclassified statements of financial condition.

Segment Reporting

     In accordance SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have concluded that our operating segments consist of homebuilding and financial services. These two segments are segregated in the accompanying consolidated financial statements under “Homebuilding” and “Financial Services,” respectively.

Homebuilding

Inventory

     Inventory is stated at the lower of cost or fair value. Inventory under development or held for development is stated at an accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are recorded at fair value. Inventory to be disposed of is carried at the lower of cost or fair value less cost to sell. We utilize the specific identification method of charging construction costs to cost of sales as units are sold. Common construction project costs are allocated to each individual home in the various subdivisions based upon the total number of homes to be constructed in each subdivision community. Interest, real estate taxes and certain development costs are capitalized to land and construction costs during the development and construction period and are amortized to costs of sales as closings occur.

Homebuilding Borrowings

     Homebuilding borrowings represent financing arrangements utilized to support our homebuilding activities. These arrangements have been executed by subsidiaries whereby we have an ownership interest.

Consolidated Land Bank Obligations

     Consolidated land bank obligations represent liabilities associated with our land banking activities, including obligations in special-purpose entities which have been consolidated by us, for which we have no ownership interest.

Revenue Recognition

     Our primary source of revenue is the sale of homes to homebuyers. To a lesser degree, we engage in the sale of land to other homebuilders. Revenue is recognized on home sales and land sales at closing when title passes to the buyer and all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

Warranty Costs

     We provide homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. We generally have recourse against the subcontractors for claims relating to workmanship and materials. We also provide up to a ten-year homebuyer’s warranty which covers major structural defects. Estimated warranty costs are recorded at the time of sale. Total warranty expense for the years ended December 31, 2000, 2001 and 2002 were $4.1 million, $7.4 million and $7.5 million, respectively. See Note 4.

Advertising Costs

     Advertising costs, consisting primarily of newspaper and trade publications, signage and the cost of maintaining an internet web-site, are expensed as incurred. Advertising expense included in selling, general and administrative expenses and income from discontinued operations for the years ended December 31, 2000, 2001 and 2002 amounted to $9.0 million, $16.3 million and $15.3 million, respectively.

Financial Services

Mortgage Loans Held for Sale

     Mortgage loans held for sale are stated at the lower of aggregate cost or fair value based upon such commitments for loans to be delivered or prevailing market rates for uncommitted loans. Substantially all of the loans originated by us are sold to private investors within 30 days of origination.

Revenue Recognition

     Fees derived from our Financial Services segment, including title and mortgage origination services, are generally recognized as revenue in the month of closing of the sale of the mortgage. Financial Service revenue and expenses consist of the following (dollars in thousands):

	Year Ended December 31

	2000	2001	2002

Revenue:
Mortgage services	$1,265	$16,400	$21,530
Title services	1,297	16,259	18,684

Total Financial Service revenue	2,562	32,659	40,214
Expenses:
Mortgage services	545	6,800	8,076
Title services	1,090	10,888	12,770

Total Financial Service expense	1,635	17,688	20,846

Total Financial Service pretax income	$927	$14,971	$19,368

General

Cash and Supplemental Cash Flow Information

     Cash includes amounts in transit from title companies for home closings and highly liquid investments with an initial maturity of three months or less.

     Restricted cash consists of amounts held in escrow as required by purchase contracts or by law for escrow deposits held by our title company and compensating balances for various open letters of credit.

     Supplemental disclosures of cash flow information (dollars in thousands):

	Year Ended December 31,

	2000	2001	2002

Cash paid for:
Interest (net of amounts capitalized)	$8,755	$2,372	$—

Income taxes	$15,802	$52,830	$39,245

Accounting for the Impairment of Long-Lived Assets

     In the first quarter of 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.”

     In accordance with SFAS 144, we carry long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

Concentration of Credit Risk

     We conduct business primarily in four geographical regions: Florida, Texas, the Mid-Atlantic, Texas, and the West. Accordingly, the market value of our inventory is susceptible to changes in market conditions that may occur in these locations. With regards to the mortgage loans held for sale, we will generally only originate loans which have met underwriting criteria required by purchasers of its loan portfolios. Additionally, we generally sell our mortgage loans held for sale within 30 days which minimizes our credit risk.

Property and Equipment

     Property and equipment, consisting primarily of office premises, transportation equipment, office furniture and fixtures, and model home furniture, are stated at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred.

     Depreciation generally is provided using the straight-line method over the estimated useful life of the asset, which ranges from 18 months to 30 years. At December 31, 2001 and 2002, accumulated depreciation approximated $7.2 million and $8.0 million, respectively.

Goodwill

     Goodwill represents the excess of the purchase price of the Company’s acquisitions over the fair value of the net assets acquired.

     In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

     We adopted SFAS 142 on January 1, 2002. The impairment test of goodwill performed by us during the second quarter of 2002, indicated no impairment. Our application of the provisions of SFAS 142 resulted in the elimination of goodwill amortization expense beginning in the first quarter of 2002.

     The following table sets forth reported net income and earnings per share from continuing operations, as adjusted to exclude goodwill amortization expense (dollars in thousands):

	Year Ended December 31,

	2000	2001

Income from continuing operations, as reported	$23,774	$87,765
Add back of amortization expense, net of taxes	1,037	1,504

	$24,811	$89,269

Earnings per common share (basic and diluted), as reported	$1.79	$3.15

Earnings per common share (basic and diluted), as adjusted	$1.87	$3.20

Income Taxes

     We are included in the consolidated federal income tax return with Technical Olympic pursuant to a Tax Allocation Agreement between Technical Olympic and us.

     As a result of this Tax Allocation Agreement, income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

     We present earnings per share data in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

     Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than market exercise prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the years ended December 31, 2000, 2001 and 2002, we had no dilutive securities outstanding. All of the options granted during the year ended December 31, 2002 are anti-dilutive as their exercise prices are above market.

Stock-Based Compensation

     We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Fair Value of Financial Instruments

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. The carrying values of cash and mortgage loans held for sale, approximate their fair values due to their short-term nature. The carrying value of homebuilding and financial service borrowings and consolidated land bank obligations, excluding the senior and senior subordinated notes, approximate their fair value as substantially all of the debt has a fluctuating interest rate based upon a current market index. The fair value of the $200.0 million senior and $150.0 million senior subordinated notes at December 31, 2002 is $194.0 million and $141.8 million, respectively, as determined by quoted market prices.

Impact of Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 prevents gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Bulletin No. 30 to be treated as extraordinary. SFAS 145 amends

SFAS No. 13, Accounting for Leases, to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, SFAS 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. We adopted the provisions of SFAS 145 during the quarter ended June 30, 2002. As a result of the adoption of SFAS 145, we have included the loss associated with the early extinguishment of debt in the determination of income from continuing operations.

     In January 2003, the FASB issued FASB Interpretation (Interpretation) No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. As Interpretation No. 46 has just been issued, we have not completed our evaluation as to the potential impact on our consolidated financial statements. However, based on preliminary review, management does not believe that the adoption of Interpretation No. 46 will have a significant effect on our consolidated financial statements.

3. Inventory

     Inventory consists of the following (dollars in thousands):

	December 31,

	2001	2002

Deposits and lots and land under development	$264,893	397,362
Residences completed and under construction	381,093	356,510

	$645,986	$753,872

     A summary of homebuilding interest capitalized in inventory is as follows (dollars in thousands):

	Year Ended December 31,

	2000	2001	2002

Interest capitalized, beginning of period	$3,003	$25,487	$12,226
Interest incurred	35,477	22,067	27,742
Less interest included in:
Cost of sales	9,711	34,241	28,133
Interest expense	3,282	1,087	257

Interest capitalized, end of period	$25,487	$12,226	$11,578

     In the ordinary course of business, we enter into contracts to purchase lots and land held for lot development. At December 31, 2001 and 2002, we had nonrefundable deposits aggregating $22.5 million and $56.1 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is limited to forfeiture of the related deposits.

     During 2001, through Westbrooke Acquisition Corp. (Westbrooke), we entered into an option arrangement with Durham-Florida Properties, LLC (Durham) to acquire developed lots with a total estimated contract price of $16.4 million. Under this option arrangement, we placed a $3.7 million financial guarantee bond with Durham, which was reduced on a pro rata basis as lots were purchased by Westbrooke. This bond was guaranteed by us. Under this arrangement, Westbrooke could cancel this agreement to purchase the land by forfeiture of Westbrooke’s bond. Although Westbrooke did not have legal title to the assets of Durham and had not guaranteed the liabilities, Westbrooke did exercise certain rights of ownership over Durham’s assets, and as a result, we included these assets in inventory at December 31, 2001, which were classified as Westbrooke assets held for sale with a corresponding liability in consolidated land bank obligations, which was classified as Westbrooke liabilities associated with assets held for sale. See Note 8.

     During 2001, through Westbrooke, we sold to Park/Walnut Creek Investors, LLC (Walnut Creek) certain undeveloped real estate tracts. Walnut Creek was owned by several of the executive officers of Westbrooke. We placed deposits and entered into a number of agreements, including an option contract and construction contract with Walnut Creek, to develop and buy back fully developed lots from time to time subject to the terms and conditions of such agreements. Additionally, under these agreements, we could cancel the agreement to purchase the land by forfeiture of our deposits. We believe that the terms of the purchase contract and the terms of the related option and development contracts were comparable to those available from unaffiliated parties. As of December 31, 2001, the remaining value of lots that could be acquired by us approximated $4.3 million. Although Westbrooke did not have legal title to the assets of Walnut Creek, Westbrooke did exercise certain rights of ownership, and as a result, we included these assets in inventory with a corresponding liability in consolidated land bank obligations in the accompanying consolidated statement of financial condition.

     As a result of the above transactions, we included in Westbrooke assets held for sale in the December 31, 2001 consolidated statement of financial condition inventory of approximately $13.0 million and in Westbrooke liabilities associated with assets held for sale consolidated land bank obligations of approximately $13.0 million. These obligations were at market interest rates and were repaid based on lot closings with a final maturity through January 31, 2004. See Note 8.

     During 2001, Engle sold to an investment limited liability company (Investment Company) certain undeveloped real estate tracts. The Investment Company is owned by several of the current and former executive officers of Engle, including without limitation related trusts of management. As of December 31, 2002, the remaining value of lots that can be acquired by us approximates $7.0 million. Engle placed deposits, entered into a number of agreements, including option contracts and construction contracts with the Investment Company, to develop and buy back fully developed lots from time to time subject to the terms and conditions of such agreements. Additionally, under these agreements, Engle can cancel these agreements to purchase the land by forfeiture of its deposit. Engle believes that the terms of the purchase contract and the terms of the related option and development contracts were comparable to those available from unaffiliated parties. Although Engle does not have legal title to the assets of the Investment Company and has not guaranteed the liabilities of the Investment Company, Engle does exercise certain rights of ownership over the Investment Company assets. Consequently, the assets and associated liabilities of the Investment Company have been recorded in the accompanying consolidated statements of financial condition as of December 31, 2001 and 2002. Minority interest in consolidated subsidiaries, includes the equity provided by members of management.

     During 2001, we entered into option arrangements with independent third parties to acquire developed lots. Under these option arrangements, we placed deposits, which provide the right to acquire developed lots at market prices. Additionally, under these arrangements, we can cancel these arrangements to purchase the land by forfeiture of the deposit. Although we do not have legal title to the assets of these independent third parties and have not guaranteed the liabilities, we do exercise certain rights of ownership over the entity’s assets. Consequently, the assets and associated liabilities of these entities have been recorded in the accompanying consolidated statements of financial condition.

     As a result of the above transactions, we have included on our consolidated statement of financial condition inventory and land deposits of approximately $25.4 million, minority interest of approximately $9.1 million, which represents the equity of investors, and consolidated land bank obligation of approximately $16.3 million. These obligations are at market interest rates and are repaid on lot closings with a final maturity through 2004. At December 31, 2001, we had included in our consolidated statement of financial condition inventory and land deposits of approximately $66.0 million, minority interest of approximately $36.0 million, and consolidated land bank obligations of approximately $30.0 million.

4. Accounts Payable and Other Liabilities

     Accounts payable and other liabilities consists of the following (dollars in thousands):

	December 31,

	2001	2002

Homebuilding:
Trade accounts payable	$19,775	$29,746
Interest	1,921	17,341
Compensation	9,261	11,176
Taxes, including income and real estate	13,315	14,262
Warranty costs	2,138	4,795
Accrued expenses	9,484	16,101
Other	401	3,399

	$56,295	$96,820

     Accounts payable and other liabilities for Financial Services consists primarily of title company escrows.

     During the year ended December 31, 2002, changes in our warranty accrual consisted of the following (dollars in thousands):

Accrued warranty costs at January 1, 2002	$2,138
Estimated liability recorded	7,523
Settlements made	(4,866)

Accrued warranty costs at December 31, 2002	$4,795

5. Homebuilding and Financial Services Borrowings

Homebuilding Borrowings

     Homebuilding borrowings, excluding the construction loans payable of Westbrooke which are included in Westbrooke liabilities associated with assets held for sale, consists of the following (dollars in thousands):

	December 31,

	2001	2002

Senior notes due 2010, at 9% (a)	$—	$200,000
Senior subordinated notes due 2012, at 10 3/8% (a)	—	150,000
Revolving credit facility (b)	—	55,000
Unsecured borrowings from banks(c)	202,000
Senior notes due 2008, at 9 1/4%(d)	12,897	—
Construction and lot loans with financial institutions, collateralized by lots and single family residences completed or under construction, bearing interest at LIBOR plus 175 basis points to prime rate (4.20% to 4.75% at December 31, 2001), maturing upon completion and closing of the homes(e)	81,643	—
Acquisition notes payable(f)	5,434	—
Other	6,723	8,110

	$308,697	$413,110

     Maturities on homebuilding borrowings at December 31, 2002 are as follows (dollars in thousands):

2003	$1,975
2004	1,800
2005	59,162
2006	10
2007	7
Thereafter	350,156

$413,110

(a)	Interest on the senior and senior subordinated notes (the Notes) is payable semi-annually, commencing on January 1, 2003. The Notes are fully and unconditionally guaranteed by all of our material domestic subsidiaries. Any subsidiaries, other than the subsidiary guarantors, are minor and we have no independent assets or operations. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan.

The indentures governing the Notes require us to maintain a minimum net worth and place certain restrictions on our ability to, among other things, incur additional debt, pay or make dividends or other distributions, sell assets and enter into transactions with affiliates and merge or consolidate with other entities.

(b)	The revolving credit facility permits us to borrow up to the lesser of (i) $220,000 or (ii) our borrowing base (as calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The revolving credit facility expires on June 26, 2005. At our election, loans outstanding under the facility may be either base rate loans or Eurodollar loans, in accordance with the revolving credit facility agreement. At December 31, 2002, the loans outstanding under the credit facility accrue interest at a weighted average rate of 3.64%.

The revolving credit facility requires us to maintain specified financial ratios regarding leverage, interest coverage, consolidated tangible net worth and certain operational measurements and satisfy certain financial condition tests. The revolving credit facility also places certain restrictions on, among other things, our ability to incur additional debt or liens, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates and merge or consolidate with other entities. The revolving credit facility is secured by a first-priority lien on all capital stock of subsidiaries owned by us.

On February 3, 2003, we completed a private placement of an additional $100.0 million of 9% Senior Notes at a price of 94.836%. The net proceeds of approximately $93.6 million were used to repay the $55.0 million outstanding under our credit facility as of December 31, 2002 and approximately $35.0 million of an additional $50.0 million which was drawn down from January 1, 2003 through the date of closing. As a result, as of February 3, 2003, we have $15.0 million outstanding under our credit facility and $175.5 million in availability.

(c)	In connection with the acquisition of Engle by Technical Olympic on November 22, 2000, we entered into a Credit Agreement (the Credit Agreement) with a bank providing for a $100.0 million term loan commitment and a $275.0 million revolving credit facility (subject to reduction based upon periodic determinations of a borrowing base). Proceeds from these facilities provided working capital and financed the required repurchase offer made to holders of Engle’s then outstanding $250.0 million principal amount of 9 1/4% Senior Notes due 2008 (the Engle Senior Notes). The term loan and revolving credit facility were repaid with the proceeds from the Notes Offering.

(d)	As a result of the change in control of Engle Homes, Engle was required by the indentures governing the Engle Senior Notes to offer to repurchase all of its outstanding Senior Notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer in January 2001, Engle repurchased approximately $237.0 million of the Engle Senior Notes. Funds to repurchase the Engle Senior Notes were provided from the issuance of the $100.0 term loan under the Credit Agreement and additional advances under Engle’s revolving credit facility. Approximately $13.0 million of the Engle Senior Notes were not tendered and remained outstanding as of December 31, 2001. These notes were discharged with the proceeds from the Notes Offering.

(e)	On June 27, 2000, the Company entered into a syndicated $150.0 million secured revolving credit facility with six banks. This credit facility was used to finance the acquisition and development of residential subdivisions, the purchase of developed lots and the construction of homes in the Texas, Tennessee and North Carolina markets. The credit facility was repaid with the proceeds from the Notes Offering.

(f)	The acquisition notes represent amounts payable to Westbrooke’s prior majority owner incurred in connection with our acquisition of Westbrooke. At December 31, 2001, the total of acquisition notes payable was approximately $7.4 million of which $2.0 million is included in Westbrooke liabilities associated with assets held for sale. The notes were repaid with the proceeds from the sale of Westbrooke. See Note 8.

Financial Services Borrowings

     In order to fund the origination of residential mortgage loans, one of our subsidiaries, Preferred Home Mortgage Company (PHMC), entered into a $65.0 million revolving warehouse line of credit. The warehouse line of credit is comprised of (1) a credit facility providing for revolving loans of up to $40.0 million, subject to meeting borrowing base requirements based on the value of collateral provided and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $25.0 million in mortgage loans generated by PHMC. At no time may the amount outstanding under the facility plus the amount of purchased loans pursuant to the purchase and sale agreement exceed $65.0 million. As of December 31, 2002, the Company had $48.3 million outstanding under the warehouse line of credit. The warehouse line of credit bears interest, at PHMC’s option, at either (1) the Federal Funds rate plus 1.375% or (2) a Eurodollar rate plus 1.25%. At December 31, 2001 and 2002, the loans outstanding under the warehouse line of credit accrued interest at a weighted average rate of 2.895% and 2.543% per annum, respectively. The warehouse line of credit requires PHMC to maintain certain financial ratios and minimums. The warehouse line of credit is secured by a guarantee from us and by funded mortgages which are pledged as collateral.

     The line of credit includes restrictions including maintenance of certain financial covenants. We are required to fund 2% of all mortgages originated and to sell all funded mortgages within 90 days. As of December 31, 2002, the Company was committed to selling its entire portfolio of mortgage loans held for sale. The warehouse line of credit was originally scheduled to expire on July 5, 2002. On June 25, 2002, the warehouse line of credit was amended to extend the expiration to June 24, 2003.

Borrowing Capacity

     At December 31, 2002 the Company had the capacity to borrow an additional $140.1 million under the revolving credit facility and $16.7 million under the warehouse line of credit, subject to the Company satisfying the relevant borrowing conditions in those facilities.

6. Acquisitions

     On October 4, 2002, we acquired the net assets of DS Ware Homes LLC, a homebuilder operating in Jacksonville, Florida. We paid $35.6 million in cash, of which $30.0 million was funded with proceeds from our revolving credit facility. In addition, if certain earnings targets are met for the five-month period after the closing, we will be obligated to pay up to an additional $5.2 million in cash to the sellers in 2003. Based on our preliminary allocation of the purchase price, this acquisition resulted in approximately $21.0 million of goodwill. The results of operations of DS Ware Homes LLC for the period from October 4, 2002 through December 31, 2002 are included in the accompanying consolidated statement of income for the year ended December 31, 2002.

     On November 18, 2002, we acquired the net assets of Masonry Homes, Inc., a homebuilder operating in the northwestern suburbs of Baltimore and southern Pennsylvania. We paid $17.1 million in cash, which was funded with proceeds from our revolving credit facility. In addition, if certain targets are met regarding home sale closings, the development and/or subdivision of certain lots and earnings for the 2003 and 2004 fiscal years, we will be obligated to pay up to an additional $21.3 million in cash to the sellers over a two-year period. This acquisition resulted in no material amount of goodwill being recorded. The results of operations of Masonry Homes, Inc. for the period from November 18, 2002 through December 31, 2002 are included in the accompanying consolidated statement of income for the year ended December 31, 2002.

7. Severance and Merger Related Expenses

     During 2001, in connection with the Merger, we incurred approximately $2.6 million in legal, consulting, and related costs. These costs are included in severance and merger related expenses in the accompanying statement of income.

     Included in severance and merger related expenses in the accompanying consolidated statement of income for the year ended December 31, 2002 are costs of the merger and integration, such as professional fees and investment banking fees. These fees approximate $6.1 million. Additionally, we incurred approximately $4.8 million in severance charges attributable to former executives of the Company whose employment was terminated in connection with the Merger and $7.6 million for severance payments with respect to Mr. Engelstein and Mr. Shapiro. See Note 9.

8. Sale of Westbrooke

     During March 2002, we committed to a plan to dispose of Westbrooke to eliminate operating redundancies in the South Florida market and to strengthen our financial position. Pursuant to this plan of disposition, we would sell 100% of the common stock of Westbrooke. On April 8, 2002, we signed a definitive agreement for the sale of Westbrooke to Standard Pacific Corp. (Standard Pacific) for approximately $41.0 million in cash. This sale was completed on April 15, 2002. In addition, Standard Pacific satisfied approximately $54.4 million of Westbrooke’s debt that included approximately $14.2 million of intercompany liabilities owed to us. Upon completion of this sale, we realized a gain of $4.3 million. We determined that in accordance with SFAS 144, as of March 31, 2002, the criteria to classify the Westbrooke assets as held for sale were met.

     Results of Westbrooke’s operations have been classified as discontinued operations, and prior periods have been restated. Discontinued operations include Westbrooke revenues, which totaled $178.2 million, $205.7 million and $44.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

     As of December 31, 2001, the following major classes of assets and liabilities have been classified as held for sale in the accompanying statement of financial condition (dollars in thousands):

Cash	$15,103
Inventory	90,540
Property and equipment	2,765
Other assets	8,752

Westbrooke assets held for sale	$117,160

Accounts payable and accrued liabilities	$10,419
Customer deposits	7,671
Consolidated land bank obligations	13,122
Construction and acquisition loans payable	36,166
Other liabilities	4,422

Westbrooke liabilities associated with assets held for sale	$71,800

9. Commitments and Contingencies

     We provide homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. We generally have recourse against our subcontractors for claims relating to workmanship and materials. We also provide up to a ten-year homeowner’s warranty which covers major structural defects.

     We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and lot purchase contract deposits. At December 31, 2002, outstanding letters of credit and performance / surety bonds under these arrangements totaled approximately $35.9 million and $57.8 million, respectively.

     We entered into an agreement with an insurance company to underwrite private mortgage insurance on certain loans originated by our mortgage services subsidiary. Under the terms of the agreement, we share in the premiums generated on the loans and are exposed to losses in the event of a loan default.

     At December 31, 2002, our maximum exposure to losses relating to loans insured is approximately $1.8 million, which is further limited to the amounts held in trust of approximately $589,000. We minimize the credit risk associated with such loans through credit investigations of customers as part of the loan origination process and by monitoring the status of the loans and related collateral on a continuous basis.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

     In early February 2002, Alec Engelstein, then Chief Executive Officer of Engle Homes, Inc., and David Shapiro, then Vice President-Chief Financial Officer of Engle Homes, Inc., resigned from their executive positions with Engle Homes, Inc. and alleged that they were entitled to receive severance packages in the aggregate amount of approximately $9.4 million, plus other benefits, including a claim by Mr. Engelstein of a monthly retirement benefit equal to 1/12th of his annual salary with such payments to continue for a period of 60 consecutive months. During September 2002, we reached an agreement whereby we would pay $7.6 million which was accrued and the related expense was recorded in severance and merger related expenses in the accompanying consolidated statement of income for the year ended December 31, 2002.

     In connection with our announcement in March 2001 of our proposed merger with Engle, there was a class action suit filed in District Court, Clark County, Nevada, and a class action suit filed in the 80th Judicial District Court of Harris County, Texas, each of which challenged the merger as a breach of fiduciary duty. In addition, two interveners filed interventions in the Texas class action. In March 2002, we reached an agreement in principle for the settlement of the class actions and interventions. Under the terms of the settlement, we have agreed to pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $350,000 in the aggregate. The settlement was subject to a number of conditions, including the closing of the Merger, providing notice to the class, conducting confirmatory discovery, executing a definitive settlement agreement and obtaining final approval by the court. The parties originally contemplated that the settlement would be consummated in the Texas action. In the third quarter, the parties learned that the anticipated Texas forum was unavailable due to a prior dismissal. The parties are negotiating a settlement relating to the Nevada action and we anticipate executing a settlement agreement similar to the original agreement in principle. After payments made by our insurance provider, we anticipate being obligated to pay $125,000 in connection with the settlement of this litigation. This amount has been accrued for in our financial statements.

10. Related Party Transactions

     In 2000, we entered into a purchasing agreement with our ultimate parent, Technical Olympic S.A. The agreement provided that Technical Olympic S.A. would purchase certain of the materials and supplies necessary for operations and sell them to our entities, all in an effort to consolidate the purchasing function. Although Technical Olympic S.A. would incur certain franchise tax expense, we would not be required to pay such additional purchasing liability. Technical Olympic S.A. purchased $70.5 million, $342.6 million and $191.6 million of materials and supplies on our behalf during the years ended December 31, 2000, 2001 and 2002, respectively. These materials and supplies bought by Technical Olympic S.A. under the purchasing agreement are provided to us at Technical Olympic S.A.’s cost. We do not pay a fee or other consideration to Technical Olympic S.A. under the purchasing agreement. We may terminate the purchasing agreement upon 60 days prior notice.

     In 2000, we entered into a management services agreement with Technical Olympic, whereby Technical Olympic will provide certain advisory, administrative and other services. For the years ended December 31, 2000, 2001 and 2002, we paid $1.5 million, $1.9 million and $1.4 million, respectively. These expenses are included in selling, general and administrative expenses in the accompanying statements of income.

     During 2001, through Westbrooke, we sold to Park/Walnut Creek Investors, LLC certain undeveloped real estate tracts. Walnut Creek is owned by several of the executive officers of Westbrooke. Additionally, during 2001, Engle entered into certain transactions to acquire developed lots from an entity owned by several of the current and former executive officers of Engle. See Note 3.

11. Income Taxes

     Components of income tax expense (benefit) from continuing operations consist of the following (dollars in thousands):

	Year Ended December 31,

	2000	2001	2002

Current:
Federal	$10,865	$47,055	$38,272
State	403	4,343	3,689

	11,268	51,398	41,961

Deferred:
Federal	2,089	667	(1,880)
State	315	153	(181)

	2,404	820	(2,061)

	$13,672	$52,218	$39,900

     The difference between total reported income taxes and expected income tax expense computed by applying the federal statutory income tax rate of 35% for 2000, 2001 and 2002 to income from continuing operations is reconciled as follows (dollars in thousands):

	Year Ended December 31,

	2000	2001	2002

Computed income tax expense at statutory rate	$13,106	$48,994	$37,429
State income taxes	467	2,922	2,269
Other, net	99	302	202

Income taxes	$13,672	$52,218	$39,900

     Significant temporary differences that give rise to the deferred tax assets and liabilities from continuing operations are as follows (dollars in thousands):

	December 31,

	2001	2002

Deferred tax assets:
Warranty reserve	$725	$602
Property and equipment, principally due to differences in depreciation	325	259
Inventory	4,939	4,534
Net operating loss carry forward	—	3,345
Other	154	94

Total deferred tax assets	6,143	8,834
Deferred tax liabilities:
Amortizable intangibles	(3,874)	(3,919)
Differences in reporting selling and marketing	(744)	(1,433)
Other	(120)	(16)

Total deferred tax liabilities	(4,738)	(5,368)

Net deferred tax asset	$1,405	$3,466

     The net deferred tax asset included in other assets in the accompanying consolidated statements of financial condition at December 31, 2001 and 2002 was $1.4 million and $3.5 million, respectively. We believe that it is more likely than not that the gross deferred tax assets will be realized or settled due to our ability to generate taxable income exclusive of reversing timing differences. Accordingly, no valuation allowance has been established at December 31, 2001 and 2002.

     Payments of $15.3 million, $47.2 million and $37.7 million were made to Technical Olympic for federal income taxes during 2000, 2001 and 2002, respectively.

12. Stock Option Plan

     During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, formerly known as the Newmark Homes Corp. Annual and Long-Term Incentive Plan (the Plan) pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities are eligible to receive options to purchase shares of common stock. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 4,000,000. Pursuant to the Plan, no shares could be granted prior to consummation of the aforementioned merger between us and Engle. As a result, as of December 31, 2001, no options had been granted.

     Activity under the Plan for the year ended December 31, 2002 is as follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at beginning of year	—	—
Granted	2,195,455	$19.37

Outstanding at end of year	2,195,455	$19.37

Exerciseable at end of year	285,402	$17.17

     Exercise prices for options outstanding at December 31, 2002 range from $17.17 - $22.86 and had a weighted average remaining contractual life of ten years.

     Included in the 2,195,455 options granted during the year are 592,776 options granted to executives which contain accelerated vesting criteria. These options are being accounted for under the variable accounting method as provided for by APB Opinion No. 25. No expense has been recorded during the year ended December 31, 2002 as the exercise price is greater than the current market price of the stock.

     We have elected to follow APB Opinion No. 25 in accounting for employee stock options. The exercise price of our employee stock options equal or exceed the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized. SFAS No. 123, Accounting For Stock Based Compensation, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense.

	As Reported	Pro Forma

Income from continuing operations	$67,041	$64,748
Income from discontinued operations	4,963	4,963

Net income	$72,004	$69,711

Earnings per common share (basic and diluted):
From continuing operations	$2.35	$2.32
From discontinued operations	.18	.18

Net income	$2.53	$2.50

     The weighted average fair value of each option granted during the year ended December 31, 2002 was $5.40. The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Expected volatility Expected dividend yield Risk-free interest rate Expected life	0.48% 0% 3.0% — 4.0% 4-7 years

     On January 1, 2003, we granted 900,000 options to one of our executives. The weighted average exercise price of these options is $19.37 with a contractual life of ten years.

13. Employee Benefit Plans

     We have two defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and we match a portion of the employees’ contributions. Our contributions to the plans for the years ended December 31, 2000, 2001 and 2002, amounted to $0.6 million, $1.1 million and $1.3 million, respectively.

14. Quarterly Results (Unaudited)

     Quarterly results for the years ended December 31, 2001 and 2002, which have been restated for the Merger, are reflected below (dollars in thousands):

	First	Second	Third	Fourth

2001:
Revenue	$316,564	$367,016	$369,409	$372,582
Homebuilding gross profit	61,680	73,970	76,883	72,093
Income from continuing operations	18,026	23,067	24,959	21,713
Discontinued operations(a)	1,180	597	1,297	3,198
Net income	19,206	23,664	26,256	24,911
Basic and diluted earnings per share:
Income from continuing operations	0.64	0.83	0.90	0.78
Net income	0.68	0.85	0.95	0.89
2002:
Revenue	310,317	363,563	351,444	391,982
Homebuilding gross profit	61,607	72,051	70,105	73,024
Income from continuing operations	8,929	11,563	26,338	20,211
Discontinued operations(a)	640	4,323	—	—
Net income	9,569	15,886	26,338	20,211
Basic and diluted earnings per share:
Income from continuing operations	0.32	0.41	0.95	0.72
Net income	0.34	0.57	0.95	0.72

     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

(a)	Discontinued operations include the after-tax operations of Westbrooke. See Note 8.