Form 10-Q
period 2003-03-31
TECHNICAL OLYMPIC USA INC
filed 2003-05-15
CIK 1046578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER: 000-23677

TECHNICAL OLYMPIC USA, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	76-0460831 (I.R.S. Employer Identification No.)

4000 Hollywood Blvd, Suite 500 N
Hollywood, Florida 33021
(Address of principal executive offices) (ZIP code)

(954) 364-4000
(Registrant’s telephone number, including area code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,889,036 shares of common stock as of April 30, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EX-4.17 Supplement Indenture for 9% Senior Notes
EX-4.18 Supplemental Indenture for 10-3/8% Notes
EX-10.23 Amended & Restated Credit Agreement
EX-10.24 Facility Increase Letter
EX-10.25 Consulting Agreement
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

TECHNICAL OLYMPIC USA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNICAL OLYMPIC USA, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(unaudited)

	DECEMBER 31,	MARCH 31,
	2002	2003

ASSETS

HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$44,825	$43,298
Restricted	23,645	15,663
Inventory	753,872	853,841
Property and equipment, net	13,862	16,365
Other assets	30,681	44,451
Goodwill, net	78,252	100,525

	945,137	1,074,143

FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	4,386	5,781
Restricted	22,866	22,188
Mortgage loans held for sale	58,840	44,065
Other assets	3,659	2,746

	89,751	74,780

Total assets	$1,034,888	$1,148,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

HOMEBUILDING:
Accounts payable	$12,800	$20,853
Accrued and other liabilities	84,020	91,973
Customer deposits	24,564	28,949
Consolidated land bank obligations	16,288	12,901
Homebuilding borrowings	413,110	505,642

	550,782	660,318

FINANCIAL SERVICES:
Accounts payable and other liabilities	21,560	21,802
Financial services borrowings	48,309	34,604

	69,869	56,406

Total liabilities	620,651	716,724

Minority interest	9,092	9,238

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock — $.01 par value; 67,000,000 shares authorized and 27,878,787 and 27,889,036 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	279	279
Additional paid-in capital	322,400	322,560
Retained earnings	82,466	100,122

Total stockholders’ equity	405,145	422,961

Total liabilities and stockholders’ equity	$1,034,888	$1,148,923

See accompanying notes.

TECHNICAL OLYMPIC USA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2003

HOMEBUILDING:
Revenues:
Home sales	$302,155	$313,820
Land sales	383	2,060

	302,538	315,880
Cost of sales:
Home sales	239,645	246,280
Land sales	430	1,841

	240,075	248,121

Gross profit	62,463	67,759
Selling, general and administrative expenses	37,704	43,790
Depreciation and amortization	1,631	1,646
Severance expenses	13,828	—
Other income, net	(222)	(1,019)

Homebuilding pretax income	9,522	23,342

FINANCIAL SERVICES:
Revenues	7,954	10,645
Expenses	3,780	6,160

Financial Services pretax income	4,174	4,485

Income from continuing operations before income taxes	13,696	27,827

Income tax expense	4,767	10,171

Income from continuing operations	8,929	17,656
Discontinued operations:
Income from discontinued operations	1,027	—
Income tax expense	387	—

Income from discontinued operations, net of taxes	640	—

Net income	$9,569	$17,656

EARNINGS PER COMMON SHARE (BASIC AND DILUTED):
From continuing operations	$0.32	$0.63
From discontinued operations	0.02	—

Net income	$0.34	$0.63

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	27,878,787	27,882,090

See accompanying notes.

TECHNICAL OLYMPIC USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,569	$17,656
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(640)	—
Depreciation and amortization	1,631	1,646
Non-cash compensation expense	—	160
Changes in operating assets and liabilities:
Restricted cash	3,154	8,660
Inventory	(913)	(44,610)
Other assets	(5,998)	(6,761)
Accounts payable and accrued and other liabilities	8,604	9,423
Customer deposits	532	676
Mortgage loans held for sale	22,214	14,775

Net cash provided by operating activities	38,153	1,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Amounts paid for acquisitions, net of cash acquired	—	(58,968)
Additional consideration paid for acquisitions	—	(11,594)
Net additions to property and equipment	(1,550)	(4,068)

Net cash used in investing activities	(1,550)	(74,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes offering	—	94,836
Payments for deferred financing costs	—	(2,597)
Net proceeds from (repayments on) revolving credit facilities	1,262	(2,420)
Net repayments on Financial Services borrowings	(24,756)	(13,705)
Minority interest in consolidated subsidiaries	(4,298)	146
Net payments on consolidated land bank obligations	(444)	(3,387)
Distributions by Engle	(3,012)	—

Net cash (used in) provided by financing activities	(31,248)	72,873

Net cash provided by (used in) operations	5,355	(132)
Net cash provided by discontinued operations	5,647	—

Increase (decrease) in cash and cash equivalents	11,002	(132)

Cash and cash equivalents at beginning of period	75,136	49,211

Cash and cash equivalents at end of period	$86,138	$49,079

See accompanying notes.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

1. Business and Organization

Business

     Technical Olympic USA, Inc. (“we” or the “Company”) is a Delaware corporation. We are a large diversified homebuilder in the United States. We operate in 14 metropolitan markets, located in four major geographic regions: Florida, Texas, the West, and the Mid-Atlantic. We design, build, and market high quality detached single-family residences, town homes and condominiums. In addition to our homebuilding operations, we offer a variety of financial services, including mortgage financing, title insurance, and closing services, to homebuyers and others in the majority of our markets. We do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights to investors.

Organization

The Merger and Notes Offering

     On June 25, 2002, Engle Holdings Corp. (Engle) merged with and into Newmark Homes Corp. (Newmark). The combined company was renamed Technical Olympic USA, Inc. Each issued and outstanding share of Engle common stock was exchanged for 1,724.08294 shares of Newmark common stock (the Merger). At the date of the Merger, there were 9,500 shares of Engle common stock issued and outstanding, all of which were held by Technical Olympic, Inc. (Technical Olympic). As a result of the Merger, 16,378,787 of additional shares were issued to Technical Olympic. In addition, we assumed $75.4 million of debt incurred by Technical Olympic (the Technical Olympic Debt). The Technical Olympic Debt accrued interest at rates ranging from 13.5% to 14.875% and was to mature on September 30, 2004. As both Engle and Newmark were under the control of Technical Olympic, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, the Merger was accounted for in a manner similar to a pooling of interests, whereby we recognized the acquired assets and liabilities of Engle at their historical carrying amounts. As both entities came under common control of Technical Olympic on November 22, 2000, the financial statements and other operating data have been restated to include the operations of Engle from November 22, 2000. Our assumption of the $75.4 million of Technical Olympic Debt has been accounted for as a distribution.

     As a result of the exchange of equity interests, Technical Olympic owned 91.75% of our outstanding common stock. Technical Olympic is a wholly-owned subsidiary of Technical Olympic (UK) PLC, a company formed under the laws of Great Britain, which is a wholly-owned subsidiary of Technical Olympic S.A., a publicly-traded Greek company that is traded on the Athens Stock Exchange. As of March 31, 2003, Technical Olympic owns 91.72% of our outstanding common stock.

     Concurrently with the Merger, we completed a private placement of $200.0 million 9% senior notes (the “June 2002 Senior Notes”) and $150.0 million 10-3/8% senior subordinated notes due 2012 (the “June 2002 Senior Subordinated Notes”). And together they are called the “Notes Offering”. The net proceeds of approximately $335.0 million from the Notes Offering were used to repay certain indebtedness of both Newmark and Engle and the Technical Olympic Debt that was assumed in connection with the Merger. Additionally, we entered into a revolving credit facility to fund working capital, which provided for loans up to $220.0 million.

     Subsequently, these privately placed senior and senior subordinated notes issued pursuant to the Notes Offering were exchanged for an equivalent amount of notes at their respective interest rates, which are registered under the Securities Act of 1933.

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

     As a result of the change in control of Engle, Engle was required by the indentures governing its senior notes to offer to repurchase all of its outstanding senior notes at a price of 101% of the principal plus accrued interest. Upon termination of the notes offer in January 2001, Engle repurchased approximately $237.0 million of its senior notes. Approximately $13.0 million of the senior notes were not tendered and remained outstanding as of December 31, 2001. These notes were discharged with the proceeds from the Notes Offering.

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

Interim Presentation

     The accompanying condensed consolidated financial statements have been prepared by us and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying statements. Management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements included as part of this 10-Q filing should be read in conjunction with the financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through March 31, 2003 are not necessarily indicative of those that may be achieved for the year ending December 31, 2003.

Segment Reporting

     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have concluded that our operating segments consist of homebuilding and financial services. These two segments are segregated in the accompanying consolidated financial statements under “Homebuilding” and “Financial Services,” respectively.

Earnings per Share

     We present earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period.

     Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the periods ended March 31, 2002 and 2003, we had no dilutive securities outstanding. All of the vested options granted are anti-dilutive as their exercise prices are above market.

Stock-Based Compensation

     We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Reclassifications

     Certain reclassifications have been made to conform the prior period’s amounts to the current period’s presentation.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (Interpretation) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

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

3. Inventory

     Inventory consists of the following (dollars in thousands):

	DECEMBER 31,	MARCH 31,
	2002	2003

Deposits and homesites and land under development	$397,362	$457,295
Residences completed and under construction	356,510	396,546

	$753,872	$853,841

     A summary of Homebuilding interest capitalized in inventory is as follows (dollars in thousands):

	THREE MONTHS ENDED
	MARCH 31,

	2002	2003

Interest capitalized, beginning of period	$12,226	$11,578
Interest incurred	4,248	11,045
Less interest included in:
Cost of sales	(6,937)	(7,382)
Interest expense	(67)	—

Interest capitalized, end of period	$9,470	$15,241

4. Acquisitions

     On February 28, 2003, we acquired the net assets of James Construction Company (James), a homebuilder operating in the greater Denver, Colorado area, for approximately $22.0 million in cash. In addition, we are obligated to pay an additional $1.4 million to the sellers over a two-year period. This acquisition resulted in no goodwill being recorded. The results of operations of James for the period from February 28, 2003 through March 31, 2003 are included in the accompanying consolidated statement of income for the period ended March 31, 2003.

     On February 6, 2003, we acquired the net assets of Trophy Homes, Inc. (Trophy), a homebuilder operating in Las Vegas, Nevada, and certain homesites for approximately $36.2 million in cash. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to an additional $2.5 million to the sellers over a two-year period. Based on our preliminary allocation of the purchase price, this acquisition resulted in approximately $5.8 million of goodwill. The results of operations of Trophy for the period from February 6, 2003 through March 31, 2003 are included in the accompanying consolidated statement of income for the period ended March 31, 2003.

     On November 18, 2002, we acquired the net assets of Masonry Homes, Inc., a homebuilder operating in the northwestern suburbs of Baltimore. We paid $17.1 million in cash. In addition, if certain targets are met regarding home deliveries, the development and/or subdivision of certain homesites and earnings for the 2003 and 2004 fiscal years, we will be obligated to pay up to an additional $21.3 million to the sellers over a two-year period. During the three months ended March 31, 2003, we paid additional consideration of $11.3 million in cash to the sellers, all of which was recorded as goodwill.

     On October 4, 2002, we acquired the net assets of DS Ware Homes LLC, a homebuilder operating in Jacksonville, Florida for $35.6 million. In addition, if certain earnings targets were met for the five-month period after the closing, we were obligated to pay up to an additional $5.2 million to the sellers in 2003. During the three months ended March 31, 2003, we accrued $4.7 million as additional consideration, which was paid in April 2003. The entire amount was recorded as goodwill.

5. Borrowings

     On February 3, 2003, we completed a private placement of $100.0 million of 9% Senior Notes due 2010 at a price of 94.836% of the principal face amount plus interest accrued since January 1, 2003. The net proceeds of approximately $93.6 million were primarily used to repay amounts outstanding under our credit facility. These securities were issued pursuant to an indenture with the same terms and conditions as our $200.0 million of 9% Senior Notes due 2010 were issued.

     On April 22, 2003, we completed a private placement of an additional $35.0 million of our 10-3/8% Senior Subordinated Notes due 2012 at a price of 98.5% of the principal face amount plus interest accrued since January 1, 2003. The net proceeds of approximately $34.5 million were used to repay amounts outstanding under our credit facility. These additional debt securities were issued under the same indenture pursuant to which our $150.0 million of 10-3/8% Senior Subordinated Notes due 2012 were issued.

     On April 4, 2003, we amended our revolving credit facility to increase the amount we are permitted to borrow to the lesser of (i) $305.0 million, or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt, and to increase the amount of the letter of credit subfacility to $80.0 million. Subsequently, we increased the size of the facility to provide up to an additional $10.0 million of revolving loans. In addition, we have the right to increase the size of the facility to provide for up to an additional $10.0 million of revolving loans, subject to meeting certain requirements.

6. Commitments and Contingencies

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

     We have established warranty reserves for homes in amounts estimated to cover potential costs for materials and labor. Reserves are based on historical trends, adjusted as appropriate for current quantitative and qualitative factors. The following table sets forth the activity in our warranty reserve for the three months ended March 31, 2003:

Accrued warranty costs at December 31, 2002	$4,795
Estimated liability recorded	1,686
Settlements made	(1,803)

Accrued warranty costs at March 31, 2003	$4,678

     During the three months ended March 31, 2003, we completed a sale-leaseback transaction of 76 of our model homes, for net proceeds of $26.2 million. In connection with this transaction, we deferred profit of $4.2 million which is being amortized over the lease term. The lease term varies on a per house basis and ranges from 3 to 36 months.

     In connection with our announcement in March 2001 of our proposed merger with Engle, there was a class action suit filed in District Court, Clark County, Nevada, and a class action suit filed in the 80th Judicial District Court of Harris County, Texas, each of which challenged the merger as a breach of fiduciary duty. In addition, two interveners filed interventions in the Texas class action. In March 2002, we reached an agreement in principle for the settlement of the class actions and interventions. Under the terms of the settlement, we have agreed to pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $350,000 in the aggregate. The settlement was subject to a number of conditions, including the closing of the Merger, providing notice to the class, conducting confirmatory discovery, executing a definitive settlement agreement and obtaining final approval by the court. The parties originally contemplated that the settlement would be consummated in the Texas action. In the third quarter of 2002, the parties learned that the anticipated Texas forum was unavailable due to a prior dismissal. On April 28, 2003, the court entered an Order and Final Judgment approving the settlement relating to the Nevada action. After payments made by our insurance provider, we paid approximately $139,000 in connection with the settlement of this litigation. This amount was accrued at March 31, 2003.

7. Sale of Westbrooke

     During March 2002, we committed to a plan to dispose of Westbrooke Acquisition Corp. and its subsidiaries (Westbrooke) to eliminate operating redundancies in the South Florida market and to strengthen our financial position. Pursuant to this plan of disposition, we would sell 100% of the common stock of Westbrooke. On April 8, 2002, we signed a definitive agreement for the sale of Westbrooke to Standard Pacific Corp. (Standard Pacific) for approximately $41.0 million in cash. This sale was completed on April 15, 2002. In addition, Standard Pacific satisfied approximately $54.0 million of Westbrooke’s debt that included approximately $14.2 million of intercompany liabilities owed to us. Upon completion of this sale, we recognized a gain of $4.3 million. We determined that in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of March 31, 2002, the criteria to classify the Westbrooke assets as held for sale were met. Results of Westbrooke’s operations have been classified as discontinued operations, which includes revenues of $38.7 million for the period ended March 31, 2002.

8. Severance Related Expenses

     In early February 2002, certain former executive offers resigned from their positions with Engle Homes, Inc. and alleged that they were entitled to receive severance packages in the aggregate amount of approximately $9.4 million, plus other benefits, including a claim by one of these officers of a monthly retirement benefit equal to 1/12th of his annual salary with such payments to continue for a period of 60 consecutive months. We accrued $13.7 million in connection with this matter during the three months ended March 31, 2002, based on our estimate of our probable exposure at the time. During September 2002, we reached an agreement whereby we would pay $7.6 million. As a result, we subsequently recognized a $6.1 million reduction of this accrual.

9. Shareholder’s Equity and Stock-Based Compensation

     During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, formerly known as the Newmark Homes Corp. Annual and Long-Term Incentive Plan (the Plan) pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities are eligible to receive shares of restricted common stock and/or options to purchase shares of common stock. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 4,000,000. Pursuant to the Plan, no shares could be granted prior to consummation of the aforementioned merger between us and Engle. As a result, as of March 30, 2002, no options had been granted.

     During the year ended December 31, 2002, we granted 2,195,455 options to executives under the Plan. During the three months ended March 31, 2003, we granted 1,227,000 options to employees and 14,036 options to certain independent directors. Of the 3,436,491 options granted, 839,776 contain accelerated vesting criteria that are being accounted for under the variable accounting method as provided by APB Opinion No. 25. No expense has been recorded during the three months ended March 31, 2003 as the exercise price is greater than the current market price of the stock.

     We have elected to follow APB Opinion No. 25 in accounting for our employee stock options. The exercise price of our employee stock options equal or exceed the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized. SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense.

	As Reported	Pro Forma

Net income	$17,656	$15,652
Earnings per common share — basic and diluted	$0.63	$0.56

     During the three months ended March 31, 2003, we awarded 10,249 shares of restricted common stock under the Plan to certain independent directors as compensation for board services. In connection with this stock award, we recognized expense of $160,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We generate our revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”). In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that Homebuilding and Financial Services comprise our operating segments. Through our Homebuilding operations, we design, build, and market high-quality detached single-family residences, town homes, and condominiums in 14 metropolitan markets located in four major geographic regions: Florida, Texas, the West, and the Mid- Atlantic.

Florida	Texas	West	Mid-Atlantic

Southeast Florida	Houston	Phoenix, Arizona	Northern Virginia
Southwest Florida	Austin	Colorado	Baltimore, Maryland/Southern Pennsylvania
Orlando	Dallas/Ft. Worth	Las Vegas, Nevada	Nashville, Tennessee
Jacksonville	San Antonio

     Our Homebuilding operation generates the majority of its revenues from the sale of homes to homebuyers and to a lesser degree from the sale of land to other homebuilders. Our homes are designed to appeal to a diverse group of homebuyers, such as “first-time” homebuyers, “move-up” homebuyers, homebuyers who are relocating to a new city or state, buyers of second or vacation homes, active-adult homebuyers, and homebuyers with grown children who want a smaller home (“empty-nesters”). Our homes are generally offered for sale in advance of their construction. Once a sales contract has been signed, we classify the transaction as a “new sales contract” and include the home in “backlog.” Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Revenue from the sale of homes and the sale of land is recognized at closing when title passes to the buyer. At this point a home is considered to be “delivered.” The principal expenses of our Homebuilding operations are (i) cost of sales and (ii) selling, general and administrative (“SG&A”) expenses. Homebuilding cost of sales consists primarily of the cost of home construction and land purchases. SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses, commission costs, and closing costs.

     At March 31, 2003, we were marketing homes in 176 communities; by comparison, at March 31, 2002 we were marketing homes in 141 communities.

     Through our Financial Services operations, we offer a variety of financial services, including mortgage financing, title insurance and closing services, to homebuyers in the majority of our markets. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to other homebuyers and existing homeowners refinancing their mortgages. Our title insurance and closing services are more broadly used by buyers of our homes and other persons purchasing or refinancing residential or commercial real estate. Our mortgage operations revenues consist primarily of origination and premium fee income, credit application fee income, and the gain on the sale of the mortgages. Title operations revenues consist primarily of title insurance and closing services. All of our underwriting risk associated with title insurance policies is transferred to third-party insurers. The principal expenses of our Financial Services operations are SG&A expenses. SG&A expenses for our Financial Services operations consist primarily of compensation and interest expense on our warehouse line of credit.

Recent Transactions

     On April 22, 2003, we completed a private placement of an additional $35.0 million of our 10-3/8% Senior Subordinated Notes due 2012 at a price of 98.5% of the principal amount plus interest accrued since January 1, 2003, referred to as our “April 2003 Senior Subordinated Notes.” The net proceeds of approximately $34.5 million were used to repay amounts outstanding under our credit facility. The April 2003 Senior Subordinated Notes were issued under the same indenture as the $150.0 million of 10-3/8% Senior Subordinated Notes due 2012 that we issued in June 2002, which we refer to as the “June 2002 Senior Subordinated Notes.”

     On April 4, 2003, we amended our revolving credit facility to increase the amount we are permitted to borrow to the lesser of (i) $305.0 million, or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt, and to increase the amount of the letter of credit subfacility to $80.0 million. Subsequently, we increased the size of the facility to provide up to an additional $10.0 million of revolving loans. In addition, we have the right to increase the size of the facility to provide for up to an additional $10.0 million of revolving loans, subject to meeting certain requirements.

     On February 28, 2003, we acquired the net assets of James Construction Company, a homebuilder operating in the greater Denver, Colorado area, for approximately $22.0 million in cash. In addition, we are obligated to pay an additional $1.4 million to the sellers over a two-year period.

     On February 6, 2003, we acquired the net assets of Trophy Homes, Inc., a homebuilder operating in Las Vegas, Nevada, and certain homesites for approximately $36.2 million. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to $2.5 million over a two-year period.

     On February 3, 2003, we completed a private placement of $100.0 million of 9% Senior Notes due 2010, which we refer to as the “February 2003 Senior Notes,” at a price of 94.836% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $93.6 million were primarily used to repay amounts outstanding under our credit facility. The February 2003 Senior Notes were issued pursuant to an indenture with the same terms and conditions as the $200.0 million of 9% Senior Notes due 2010 that we issued in June 2002, which we refer to as the “June 2002 Senior Notes.”

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

Homebuilding Revenues and Cost of Sales

     Revenue from the sale of homes and the sale of land is recognized at closing when title passes to the buyer and all of the following conditions are met: a sale is consummated; a significant down payment is received; the earnings process is complete; and the collection of any remaining receivables is reasonably assured. As a result, our revenue recognition process does not involve significant judgments or estimates. However, we do rely on certain estimates to determine the related construction and land costs and resulting gross margins associated with revenues recognized. Our construction and land costs are comprised of direct and allocated costs, including estimated costs for future warranties and indemnities. Our estimates are based on historical results, adjusted for current factors. Land, land improvements, and other common costs are generally allocated on a relative fair value basis to units within a parcel or community. Land and land development costs generally include related interest and property taxes incurred until construction is substantially completed.

Financial Services Revenues and Expenses

     Our Financial Services operations generates its revenues from its mortgage and title operations. Our mortgage operations revenues consist primarily of origination and premium fee income, credit application fee income, and the gain on the sale of the mortgages. Revenue from our mortgage operations is generally recognized when the mortgage loans and related servicing rights are sold to third-party investors. Substantially all of our mortgages are sold to private investors within 30 days. Title operations revenues consist primarily of title insurance and closing services which are recognized as homes are closed. As a result, our revenue recognition process does not involve significant judgments or estimates.

Impairment of Long-Lived Assets

     Housing projects and land/homesites under development are stated at the lower of costs or net realizable value. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, and other factors. If these assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

     Effective January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount exceeds the fair value, goodwill is considered to be impaired. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, and other factors. If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the expected future cash flows.

Homesite Option Contracts

     We enter into option contracts with land sellers and third-party financial entities as a method of acquiring developed homesites. From time to time to leverage our ability to acquire and finance the development of these homesites, we transfer our option right to third parties. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire homesites over a specified period of time at predetermined prices. Typically, our deposits or letters of credit are less than 20% of the option price. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. We do not have legal title to these assets. Additionally, we do not have an investment in the third-party acquirer and do not guarantee their liabilities. However, if certain conditions are met, including the deposit and/or letters of credit exceeding certain significance levels as compared to the remaining homesites under the option contract, we will include the homesites in inventory with a corresponding liability in consolidated land bank obligations.

Warranty Reserves

     In the normal course of business we will incur warranty related costs associated with homes which have been delivered to the homebuyers. Warranty reserves are established by charging cost of sales and recognizing a liability for the estimated warranty costs for each home that is delivered. We monitor this reserve on a monthly basis by evaluating the historical warranty experience in each market in which we operate and the reserve is adjusted as appropriate for current quantitative and qualitative factors. Actual future warranty costs could differ from our currently estimated amounts.

RESULTS OF OPERATIONS

Selected Financial and Other Information

	THREE MONTHS ENDED
	MARCH 31

	2002	2003

	(Dollars in Thousands)
HOMEBUILDING:
Revenues:
Home sales	$302,155	$313,820
Land sales	383	2,060

	302,538	315,880

Cost of Sales:
Home sales	239,645	246,280
Land sales	430	1,841

	240,075	248,121

Gross profit	62,463	67,759
Selling, general and administrative expenses	37,704	43,790
Depreciation and amortization	1,631	1,646
Severance expenses	13,828	—
Other income, net	(222)	(1,019)

Homebuilding pretax income	9,522	23,342

FINANCIAL SERVICES:
Revenues	7,954	10,645
Expenses	3,780	6,160

Financial Services pretax income	4,174	4,485

Income from continuing operations before income taxes	13,696	27,827
Income tax expense	4,767	10,171

Income from continuing operations	$8,929	$17,656

OTHER DATA:
Cash flow from operating activities	$38,153	$1,625
Cash flow from investing activities	$(1,550)	$(74,630)
Cash flow from financing activities	$(31,248)	$72,873
Earnings before interest, taxes, depreciation and amortization (1)	$22,264	$36,855
Gross margin on revenue from home sales	20.7%	21.5%
Ratio of SG&A expenses to Homebuilding revenues	12.5%	13.9%
Ratio of Homebuilding pretax income to Homebuilding revenues	3.1%	7.4%
Total active communities at period end	141	176
Homes delivered	1,146	1,234
Average sales price per home delivered	$264	$254
Backlog at end of period in sales value	$651,273	$763,965
Backlog at end of period in number of homes	2,411	2,826

(1)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation, and amortization and consists of the sum of income from continuing operations before: (a) income taxes, (b) amortization of capitalized interest in cost of sales, (c) homebuilding interest expense and (d) depreciation and amortization. We have included information concerning EBITDA because some investors use it as a measure of a company’s ability to service and incur debt. EBITDA is not required by generally accepted accounting principles, or GAAP, and other companies may calculate EBITDA differently. EBITDA should not be considered as an alternative to operating income or to cash flows from operating activities (as determined in accordance with GAAP) and should not be construed as an indication of our operating performance or a measure of our liquidity. We believe that EBITDA reflects the changes in our operating results, particularly changes in the Company’s net income, and is an indication of our ability to generate funds from operations that are available to pay income taxes, interest and principal on debt and to meet other obligations. A reconciliation of EBITDA to income from continuing operations, the most directly comparable GAAP measure, is provided below (dollars in thousands):

	THREE MONTHS ENDED
	MARCH 31,

	2002	2003

Income from continuing operations	$8,929	$17,656
Add: income taxes	4,767	10,171
Add: interest in cost of sales	6,937	7,382
Add: depreciation and amortization expense	1,631	1,646

EBITDA	$22,264	$36,855

Selected Homebuilding Operating Data

     The following table sets forth home sales and backlog data by region (dollars in thousands):

	THREE MONTHS ENDED
	MARCH 31,

	2002	2003

HOMES DELIVERED:
Florida	489	521
Mid-Atlantic	133	137
Texas	304	300
West	220	276

Total	1,146	1,234

AVERAGE SALES PRICE PER HOME DELIVERED:
Florida	$240	$233
Mid-Atlantic	$333	$289
Texas	$269	$260
West	$266	$270
Company Average	$264	$254

REVENUES FROM HOME SALES:
Florida	$117,581	$121,574
Mid-Atlantic	44,351	39,653
Texas	81,720	77,941
West	58,503	74,652

Total	$302,155	$313,820

NEW SALES CONTRACTS, NET OF CANCELLATIONS:
Florida	473	642
Mid-Atlantic	192	195
Texas	440	418
West	303	377

Total	1,408	1,632

BACKLOG AT END OF PERIOD IN NUMBER OF HOMES:
Florida	1,257	1,316
Mid-Atlantic	228	302
Texas	538	496
West	388	712

Total	2,411	2,826

BACKLOG AT END OF PERIOD IN SALES VALUE:
Florida	$328,097	$339,139
Mid-Atlantic	84,326	107,778
Texas	135,704	128,524
West	103,146	188,524

Total	$651,273	$763,965

March 31, 2003 Compared to March 31, 2002

     Income from continuing operations increased to $17.7 million (or $0.63 per share) during the three months ended March 31, 2003 from $8.9 million (or $0.32 per share) during the three months ended March 31, 2002. The increase in income from continuing operations is attributable to an increase in Homebuilding pretax income to $23.3 million during the three months ended March 31,

2003 from $9.5 million during the three months ended March 31, 2002. Additionally, we experienced an increase in Financial Services pretax income to $4.5 million during the three months ended March 31, 2003 from $4.2 million during the three months ended March 31, 2002.

     Total revenues increased to $326.5 million during the three months ended March 31, 2003 from $310.5 million during the three months ended March 31, 2002. The increase of 5% is attributable to an increase in Homebuilding revenues and an increase in Financial Services revenues of 4% and 33%, respectively.

     Our effective tax rate increased to 36.6% during the three months ended March 31, 2003 from 34.8% during the three months ended March 31, 2002. The effective tax rate for the three months ended March 31, 2002 reflected a non-recurring state income tax benefit resulting from certain severance charges recorded during this period. For the year ended December 31, 2002, our effective tax rate was 37.3%.

Homebuilding

     Homebuilding revenues increased to $315.9 million during the three months ended March 31, 2003 from $302.5 million during the three months ended March 31, 2002. The increase of 4% was due to an increase in home deliveries to 1,234 during the three months ended March 31, 2003 from 1,146 during the three months ended March 31, 2002. The 8% increase in home deliveries was partially offset by a decline in the average selling price on delivered homes to $254,000 from $264,000.

     Our Florida region realized an increase in revenue from home sales of $4.0 million to $121.6 million during the three months ended March 31, 2003. This increase of 3% is due to an increase of 32 home deliveries during the three months ended March 31, 2003 from the three months ended March 31, 2002. The increase in home deliveries was primarily due to the deliveries generated by our Jacksonville division, which we acquired during the 4th quarter of 2002. This increase in home deliveries was partially offset by a decline in the average selling price for the Florida region to $233,000 for the three months ended March 31, 2003 from $240,000 during the three months ended March 31, 2002. The decrease in average selling price is primarily due to a change in product mix, including the additional deliveries generated by our Jacksonville division, which offers homes with a lower average selling price.

     Our Mid-Atlantic region realized a decline in revenue from home sales of $4.7 million to $39.7 million. This decrease of 11% was due to a reduction in the average selling price to $289,000 during the three months ended March 31, 2003 from $333,000 during the three months ended March 31, 2002 primarily due to a change in product mix for the region, as we experienced significantly less closings in our Virginia division and an increase in our recently acquired Baltimore division, which has historically had a lower average selling price. Home deliveries remained relatively flat in our Mid-Atlantic region, increasing slightly to 137 during the three months ended March 31, 2003 from 133 during the three months ended March 31, 2002.

     Our Texas region realized a decline in revenue from home sales of $3.8 million to $77.9 million during the three months ended March 31, 2003. This decrease of 5% was primarily attributable to a reduction in the average selling price to $260,000 during the quarter ended March 31, 2003 from $269,000 during the quarter ended March 31, 2002 due to our focus on diversifying our product mix. Home deliveries remained relatively flat in our Texas region, decreasing slightly to 300 during the quarter ended March 31, 2003 from 304 during the quarter ended March 31, 2002.

     Our West region realized an increase in revenue from home sales of $16.2 million to $74.7 million for the three months ended March 31, 2003. This increase of 28% was primarily due to an increase of 56 home deliveries during the three months ended March 31, 2003 from the three months ended March 31, 2002. The increase in home deliveries was primarily due to the deliveries generated by our acquisitions of Trophy Homes and James Construction Company during the three months ended March 31, 2003. Additionally, our West region experienced a slight increase in its average selling price to $270,000 during the three months ended March 31, 2003 from $266,000 during the three months ended March 31, 2002.

     Our Homebuilding gross profit increased to $67.8 million for the three months ended March 31, 2003 from $62.5 million for the three months ended March 31, 2002. This increase of 8% is primarily due to an increase in revenue from home sales and an increase in our gross margin on homes sales. Our gross margin on home sales has increased slightly to 21.5% during the three months ended March 31, 2003 from 20.7% during the three months ended March 31, 2002. This increase is primarily due to a change in product mix in our existing divisions and the higher gross margins generated by our recently acquired divisions, which have all generated gross margins in excess of 21%.

     SG&A expenses increased to $43.8 million during the three months ended March 31, 2003 from $37.7 million during the three months ended March 31, 2002. As a percentage of Homebuilding revenues, SG&A increased to 13.9% for the three months ended March 31, 2003 from 12.5% for the three months ended March 31, 2002. Of this $6.1 million increase in SG&A expenses, approximately $4.5 million is attributable to SG&A expenses associated with recently acquired companies. The remainder of the increase is primarily attributable to increases in compensation, professional fees, and insurance. During the three months ended March 31, 2003, we incurred significant professional and other fees as a result of modifying our corporate structure to be more efficient from an organizational, operational, and income tax standpoint. We expect that certain of these expenditures will continue through the 3rd quarter of 2003. The benefits from these expenditures will be realized through lower income taxes and other operating costs over time.

     Severance expenses of $13.8 million during the three months ended March 31, 2002 represent accrued severance charges relating to former executives of Engle who resigned during February 2002.

Financial Services

     Financial Services revenues increased to $10.6 million during the three months ended March 31, 2003 from $8.0 million during the three months ended March 31, 2002. The increase of 33% is primarily attributable to an increase in the number of closings by our mortgage and title operations. The number of closings at our mortgage operations increased to 880 for the three months ended March 31, 2003 from 817 for the three months ended March 31, 2002. The number of closings at our title operations increased to 4,670 for the three months ended March 31, 2003 from 3,871 for the three months ended March 31, 2002. Our capture ratios of Financial Services segment have remained relatively consistent with the corresponding quarter in the prior year. Our mortgage operations capture ratio was 51% for the three months ended March 31, 2003 as compared to 55% for the three months ended March 31, 2002. However, excluding the recently acquired markets where our mortgage operations have not yet penetrated into the marketplace, our capture ratio increased by 7% over the prior year.

EBITDA

     During the three months ended March 31, 2003 we generated EBITDA of $36.9 million as compared to $22.3 million during the three months ended March 31, 2002. The increase in EBITDA is primarily a result of $13.8 million in severance expenses incurred during the three months ended March 31, 2002. Excluding these unusual charges, EBITDA during the three months ended March 31, 2002 would have been $36.1 million. The increase of 2% primarily relates to the increase in our Financial Services pretax income during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

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

     At March 31, 2003 we had unrestricted cash and cash equivalents of $49.1 million as compared to $49.2 million at December 31, 2002.

     During the three months ended March 31, 2003, we generated cash of $1.6 million from our operating activities, as compared to $38.2 million for the three months ended March 31, 2002. This decrease is primarily a result of an increase in inventory of $44.6 million, excluding the impact of our acquisitions, as compared to a $0.9 million increase in inventory for the three months ended March 31, 2002. This increase in inventory is part of our strategy to increase the number of active communities and our land positions. During the three months ended March 31, 2003, including the impact of our acquisitions, our controlled homesites increased to 31,651 from 26,320.

     Cash used in investing activities was $74.6 million during the three months ended March 31, 2003 as compared to $1.6 million during the three months ended March 31, 2002. The increase in the use of cash in investing activities is primarily due to the acquisitions during the three months ended March 31, 2003.

     On February 28, 2003, we acquired the net assets of the James Construction Company, a homebuilder operating in the greater Denver, Colorado area, for approximately $22.0 million in cash. In addition, we are obligated to pay an additional $1.4 million over a two year period.

     On February 6, 2003, we acquired the net assets of Trophy Homes, Inc., a homebuilder operating in Las Vegas, Nevada, and certain homesites for approximately $36.2 million in cash. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to $2.5 million over a two year period.

     As a result of the increases in our land positions and the recent acquisitions, our ratio of Homebuilding borrowings to total assets was 44.0% at March 31, 2003 as compared to 39.9% at December 31, 2002. Our ratio of Homebuilding borrowings to capital was 54.5% at March 31, 2003 as compared to 50.5% at December 31, 2002.

     On February 3, 2003, we completed a private placement of $100.0 million of 9% Senior Notes at a price of 94.836% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $93.6 million were primarily used to repay amounts outstanding under our revolving credit facility. The February 2003 Senior Notes were issued pursuant to an indenture with the same terms and conditions as the June 2002 Senior Notes.

     On April 22, 2003, we completed a private placement of an additional $35.0 million of our 10-3/8% Senior Subordinated Notes due 2012 at a price of 98.5%. The net proceeds of approximately $34.5 million were used to repay the amounts outstanding under our credit facility. These additional debt securities were issued under the same indenture pursuant to which our June 2002 Senior Subordinated Notes were issued.

     Interest on our outstanding June 2002 Senior Notes and February 2003 Senior Notes 10-3/8% Senior Subordinated Notes is payable on January 1 and July 1 of each year. The senior notes are guaranteed by all of our material domestic subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to the senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured subordinated debt and are guaranteed on a senior subordinated basis by all of our material domestic subsidiaries. The indentures governing the senior and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities. The interest rates on our outstanding senior and senior subordinated notes are higher than the collective interest rates on the obligations that were repaid. As a result of the higher interest rates and the assumption of the Technical Olympic debt, we anticipate that interest incurred will exceed the amounts which would have been incurred under the prior borrowings. Therefore, the increased interest incurred will have an effect on gross margins in future periods.

     As of March 31, 2003 our revolving credit facility, as amended, permitted us to borrow up to the lesser of (i) $220.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The revolving credit facility expires on June 26, 2005. As of March 31, 2003, we had drawn down $50.0 million and had issued letters of credit of $36.5 million and as a result, had $133.5 million in availability under the revolving credit facility. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citibank, N.A.’s base rate, (B) 0.5% plus the three week average of reserve-adjusted three-month certificate of deposit rate and (C) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities to our tangible worth. At March 31, 2003, our loans outstanding under the revolving credit facility accrued interest at a rate of 3.55% per annum. The revolving credit facility requires us to (1) maintain specified financial ratios regarding leverage, interest coverage, consolidated tangible net worth and certain operational measurements and (2) satisfy certain financial condition tests. The revolving credit facility also places certain restrictions on, among other things, our ability to incur additional debt or liens, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates and merge or consolidate with other entities. The revolving credit facility is secured by a first-priority perfected lien on all capital stock of subsidiaries owned by us. Our obligations under the revolving credit facility are guaranteed by all our domestic subsidiaries (subject to certain limited restrictions).

     On April 4, 2003, we amended our revolving credit facility to increase the amount we are permitted to borrow to the lesser of (i) $305.0 million, or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt, and to increase the amount of the letter of credit subfacility to $80.0 million. Subsequently, we increased the size of the facility to provide up to an additional $10.0 million of revolving loans. In addition, we have the right to increase the size of the facility to provide for up to an additional $10.0 million of revolving loans, subject to meeting certain requirements.

     To fund the origination of residential mortgage loans, our subsidiary, Preferred Home Mortgage Company (“Preferred Home”) entered into a $65.0 million revolving warehouse line of credit, which we refer to as our warehouse line of credit. The warehouse line of credit is comprised of (1) a credit facility providing for revolving loans of up to $40.0 million, subject to meeting borrowing base requirements based on the value of collateral provided and (2) mortgage loan purchase and sale agreements which provide for the purchase by the lender of up to $25.0 million in mortgage loans generated by Preferred Home. At no time may the amount outstanding under the facility plus the amount of purchased loans pursuant to the purchase and sale agreements exceed $65.0 million. The warehouse line of credit expires on June 24, 2003. As of March 31, 2003, we had $34.6 million outstanding under the warehouse line of credit. The warehouse line of credit bears interest, at Preferred Home’s option, at either, (1) the Federal Funds rate plus 1.375% or (2) a Eurodollar rate plus 1.25%. At March 31, 2003, our loans outstanding under the warehouse line of credit accrued interest at a rate of 2.625% per annum. The warehouse line of credit requires Preferred Home to maintain certain financial ratios and minimums. The warehouse line of credit is secured by a guarantee from us and by funded mortgages which are pledged as collateral.

     We believe that as a result of our offering of senior notes in February 2003 and senior subordinated notes in April 2003 and the increase in our revolving credit facility, we will have adequate financial resources, including cash from operations and availability under the revolving credit facility and the warehouse line of credit, to meet our current working capital and land acquisition and development needs based on current market conditions into the near future. However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may need to seek additional debt or equity financing to operate and expand our business.

     At March 31, 2003, the amount of our annual debt service payments was $45.8 million. This amount included debt service payments on the senior and senior subordinated notes of $42.6 million and interest payments on the revolving credit facility, the warehouse line of credit, and other notes of $3.2 million based on the balances outstanding as of March 31, 2003. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payments by $1.0 million per year. The revolving credit facility terminates in June 2005 at which time we will be required to repay all outstanding principal. Under certain circumstances, we may extend the facility in one-year increments, for up to two additional years.

Backlog

     As of March 31, 2003, we had 2,826 units in backlog representing $764.0 million in revenue, as compared to 2,411 units in backlog representing $651.3 million in revenue as of March 31, 2002. This increase in revenue in backlog of 17% is primarily attributable to the units in backlog of our recent acquisitions. Our average selling price of units in backlog has remained consistent at $270,000.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found throughout this Quarterly Report and specifically in the material set forth in the section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.”

     These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our estimate that we have adequate financial resources to meet our current working capital and land acquisition and development needs for the near future;

•	our expectations regarding the timing and benefits of expenditures related to modifying our corporate structure;

•	our expectations regarding the effect of increased interest on our gross margins;

•	the impact of inflation on our future results of operations;

•	our ability to pass through to our customers in the form of increased sales prices any increases in our costs; and

•	our estimates regarding the financial impact of adopting certain recently issued accounting pronouncements.

     These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed by us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities;

•	our relationship with Technical Olympic, Inc., our majority stockholder, and its control over our business activities;

•	our ability to successfully integrate and to realize the expected benefits of recent acquisitions;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business;

•	a decline in the demand for, or the prices of, housing;

•	a decline in the value of the land and home inventories we maintain;

•	an increase in the cost of, or shortages in the availability of, skilled labor or construction materials;

•	an increase in interest rates;

•	our ability to successfully dispose of developed properties or undeveloped land or lots at expected prices and within anticipated time frames;

•	our ability to compete in our existing and future markets; and

•	an increase or change in governmental regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of our notes offerings, at March 31, 2003, $450.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing construction loans, warehouse line of credit, and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime and LIBOR lending rates, both upwards and downwards. We have not entered into derivative financial instruments for trading or speculative purposes. As of March 31, 2003, we had an aggregate of approximately $95.1 million drawn under our bank loan arrangements that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $1.0 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.

     We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

     The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of March 31, 2003:

Expected Maturity Date
(in thousands)

	2003	2004	2005	2006	2007	Thereafter	Fair Value

Liabilities
Long-term debt	—	—	—	—	—	—	—
Fixed rate (9.0%)	—	—	—	—	—	$300,000	$295,875
Fixed rate (10-3/8%)	—	—	—	—	—	$185,000	$180,606
Revolving loan, variable rate (3.55% at March 31, 2003)	—	—	$50,000	—	—	—	$50,000
Variable rate, warehouse line of credit, 2.625% at March 31, 2003)	$34,604	—	—	—	—	—	$34,604

     Our operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest rates. If mortgage interest rates increase significantly, this may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates will adversely affect our revenues, gross margins, and net income. Higher interest rates also increase our borrowing costs because, as indicated above, our bank loans will fluctuate with the prime and LIBOR lending rates, both upwards and downwards.

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

ITEM 4. CONTROLS AND PROCEDURES

     In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit
Number	Description

4.17	Supplemental Indenture for the 9% Senior Notes due 2010 issued in June 2002, dated as of March 31, 2003, by and among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.

4.18	Supplemental Indenture for the 10-3/8% Senior Subordinated Notes due 2012 issued in June 2002, dated as of March 31, 2003, by and among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.

10.23	Amended and Restated Credit Agreement, dated as of April 4, 2003, among Technical Olympic USA, Inc., the lenders and issuers party thereto, Citicorp North America, Inc., and Fleet National Bank.

10.24	Facility Increase Letter, dated April 22, 2003.

10.25	Consulting Agreement, dated as of January 1, 2003, between Technical Olympic USA, Inc. and Lonnie M. Fedrick.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report.

On January 27, 2003, we filed a Current Report on Form 8-K (Items 7 and 9) to release certain preliminary unaudited financial and operating information for the quarter and full year ended December 31, 2002.

On February 19, 2003, we filed a Current Report on Form 8-K (Items 7 and 9) to release financial results for the quarter and year ended December 31, 2002.

On April 11, 2003, we filed a Current Report on Form 8-K (Item 5) to announce amendments to its revolving credit facility and (Item 9) certain preliminary unaudited operating information for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technical Olympic USA, Inc.

Date: May 15, 2003	By: /s/ Tommy L. McAden

Name: Tommy L. McAden Title: Vice President-Finance and Administration and Chief Financial Officer

Date: May 15, 2003	By: /s/ Randy L. Kotler

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ ANTONIO B. MON

Name: Antonio B. Mon Title: Chief Executive Officer

CERTIFICATIONS

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ TOMMY L. MCADEN

Name: Tommy L. McAden Title: Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

4.17	Supplemental Indenture for the 9% Senior Notes due 2010 issued in June 2002, dated as of March 31, 2003, by and among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.

4.18	Supplemental Indenture for the 10-3/8% Senior Subordinated Notes due 2012 issued in June 2002, dated as of March 31, 2003, by and among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.

10.23	Amended and Restated Credit Agreement, dated as of April 4, 2003, among Technical Olympic USA, Inc., the lenders and issuers party thereto, Citicorp North America, Inc., and Fleet National Bank.

10.24	Facility Increase Letter, dated April 22, 2003.

10.25	Consulting Agreement, dated as of January 1, 2003, between Technical Olympic USA, Inc. and Lonnie M. Fedrick.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.