Form 10-Q
period 2003-06-30
TECHNICAL OLYMPIC USA INC
filed 2003-08-06
CIK 1046578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-23677

Technical Olympic USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0460831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 Hollywood Blvd, Suite 500 N Hollywood, Florida	33021
(Address of principal executive offices)	(Zip Code)

(954) 364-4000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,889,036 shares of common stock as of August 5, 2003.

TECHNICAL OLYMPIC USA, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

TECHNICAL OLYMPIC USA, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2002	June 30, 2003 (unaudited)

ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$44,825	$33,771
Restricted	23,645	13,373
Inventory	753,872	923,597
Property and equipment, net	13,862	18,163
Other assets	30,681	44,556
Goodwill, net	78,252	102,326

	945,137	1,135,786
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	4,386	5,280
Restricted	22,866	29,886
Mortgage loans held for sale	58,840	66,542
Other assets	3,659	3,818

	89,751	105,526

Total assets	$1,034,888	$1,241,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable	$24,951	$37,333
Accrued and other liabilities	71,869	81,560
Customer deposits	24,564	31,214
Consolidated land bank obligations	16,288	30,189
Homebuilding borrowings	413,110	522,529

	550,782	702,825
FINANCIAL SERVICES:
Accounts payable and other liabilities	21,560	30,541
Financial services borrowings	48,309	57,671

	69,869	88,212

Total liabilities	620,651	791,037
Minority interest	9,092	4,081
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock — $.01 par value; 67,000,000 shares authorized and 27,878,787 and 27,889,036 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	279	279
Additional paid-in capital	322,400	322,560
Retained earnings	82,466	123,355

Total stockholders’ equity	405,145	446,194

Total liabilities and stockholders’ equity	$1,034,888	$1,241,312

See accompanying notes.

TECHNICAL OLYMPIC USA, INC.

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

HOMEBUILDING:
Revenues:
Home sales	$352,329	$409,699	$654,483	$723,521
Land sales	2,033	4,822	3,342	6,882

	354,362	414,521	657,825	730,403
Cost of sales:
Home sales	279,789	329,866	519,608	575,774
Land sales	1,861	3,606	3,045	5,446

	281,650	333,472	522,653	581,220

Gross profit	72,712	81,049	135,172	149,183
Selling, general and administrative expenses	41,897	51,248	79,612	95,317
Depreciation and amortization expense	1,609	1,969	3,241	3,615
Severance and merger related expenses	10,639	(577)	24,467	(577)
Loss on early extinguishment of debt	5,411	—	5,411	—
Other income, net	(1,129)	(1,044)	(1,815)	(1,967)

Homebuilding pretax income	14,285	29,453	24,256	52,795
FINANCIAL SERVICES:
Revenues	9,423	14,546	17,947	25,191
Expenses	5,035	7,433	9,837	13,593

Financial Services pretax income	4,388	7,113	8,110	11,598

Income from continuing operations before income taxes	18,673	36,566	32,366	64,393
Income tax expense	7,110	13,333	11,877	23,504

Income from continuing operations	11,563	23,233	20,489	40,889
Discontinued operations:
Income from discontinued operations	6,895	—	7,922	—
Income tax expense	2,572	—	2,959	—

Income from discontinued operations, net of taxes	4,323	—	4,963	—

Net income	$15,886	$23,233	$25,452	$40,889

EARNINGS PER COMMON SHARE:
Basic:
From continuing operations	$0.41	$0.83	$0.73	$1.47
From discontinued operations	0.16	—	0.18	—

Net income	$0.57	$0.83	$0.91	$1.47

Diluted	$0.57	$0.83	$0.91	$1.46

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,878,787	27,889,036	27,878,787	27,885,582

Diluted	27,878,787	28,052,683	27,878,787	27,967,405

See accompanying notes.

TECHNICAL OLYMPIC USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(unaudited)

	Six Months Ended
	June 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,452	$40,889
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	(4,963)	—
Depreciation and amortization	3,241	3,615
Write-off of deferred financing costs	1,095	—
Deferred income taxes	(7,821)	—
Non-cash compensation expense	—	567
Changes in operating assets and liabilities:
Restricted cash	(29,843)	3,252
Inventory	(8,395)	(96,642)
Other assets	(2,842)	(5,713)
Accounts payable and accrued and other liabilities	29,211	26,516
Customer deposits	(406)	2,941
Mortgage loans held for sale	18,899	(7,702)

Net cash provided by (used in) operating activities	23,628	(32,277)
CASH FLOWS FROM INVESTING ACTIVITIES:
Amounts paid for acquisitions, net of cash acquired	—	(59,335)
Additional consideration paid for acquisitions	—	(16,743)
Net additions to property and equipment	(6,125)	(7,835)

Net cash used in investing activities	(6,125)	(83,913)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes offering	350,000	129,311
Payments for deferred financing costs	(15,188)	(4,750)
Net proceeds from (repayments on) revolving credit facilities	12,868	(20,000)
Repayments on Homebuilding borrowings	(379,577)	(196)
Net (repayments on) proceeds from Financial Services borrowings	(12,318)	9,362
Minority interest in consolidated subsidiaries	(10,253)	(5,011)
Net payments on consolidated land bank obligations	—	(2,686)
Distributions by Engle	(4,810)	—
Other	44	—

Net cash (used in) provided by financing activities	(59,234)	106,030

Net cash used in operations	(41,731)	(10,160)
Net cash provided by discontinued operations	50,323	—

Increase (decrease) in cash and cash equivalents	8,592	(10,160)

Cash and cash equivalents at beginning of period	75,136	49,211

Cash and cash equivalents at end of period	$83,728	$39,051

See accompanying notes.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1.     Business and Organization

  Business

      Technical Olympic USA, Inc. (“we” or the “Company”) is a Delaware corporation. We generate our revenues from our homebuilding operations and financial services operations. Through our homebuilding operations, we design, build, and market high-quality detached single-family residences, town homes and condominiums in 14 metropolitan markets located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West. In addition to our homebuilding operations, we offer a variety of financial services, including mortgage financing, title insurance, and closing services, to homebuyers and others in the majority of our markets. We do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights to investors.

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

      As a result of the exchange of equity interests, Technical Olympic owned 91.75% of our outstanding common stock. Technical Olympic is a wholly-owned subsidiary of Technical Olympic (UK) PLC, a company formed under the laws of the United Kingdom, which is a wholly-owned subsidiary of Technical Olympic S.A., a publicly-traded Greek company that is traded on the Athens Stock Exchange. As of June 30, 2003, Technical Olympic owns 90.73% of our outstanding common stock.

      Concurrently with the Merger, we issued $200.0 million 9% senior notes (the “June 2002 Senior Notes”) and $150.0 million 10 3/8% senior subordinated notes due 2012 (the “June 2002 Senior Subordinated Notes,” and together they are called the “Notes Offering”). The net proceeds of approximately $335.0 million from the Notes Offering were used to repay certain indebtedness of both Newmark and Engle and the Technical Olympic Debt that was assumed in connection with the Merger. Additionally, we entered into a revolving credit facility to fund working capital, which provided for loans up to $220.0 million.

      Subsequently, these notes issued pursuant to the Notes Offering were exchanged for an equivalent amount of notes at their respective interest rates, which are registered under the Securities Act of 1933.

  Engle Acquisition

      On November 22, 2000, Engle became a wholly-owned subsidiary of Technical Olympic. Engle’s stockholders received $19.10 for each share of Engle’s common stock at the time of acquisition. Following the

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As a result of the change in control of Engle, Engle was required by the indentures governing its senior notes to offer to repurchase all of its outstanding senior notes at a price of 101% of the principal plus accrued interest. Upon termination of the offer to repurchase in January 2001, Engle repurchased approximately $237.0 million of its senior notes. Approximately $13.0 million of the senior notes were not tendered and remained outstanding as of December 31, 2001. These notes were discharged with the proceeds from the Notes Offering.

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

      Due to our normal operating cycle being in excess of one year, we present unclassified consolidated statements of financial condition.

  Interim Presentation

      The accompanying condensed consolidated financial statements have been prepared by us and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying statements. Management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements included as part of this 10-Q filing should be read in conjunction with the financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through June 30, 2003 are not necessarily indicative of those that may be achieved for the year ending December 31, 2003.

  Segment Reporting

      In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have concluded that our operating segments consist of homebuilding and financial services. These two segments are segregated in the accompanying consolidated financial statements under “Homebuilding” and “Financial Services,” respectively.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Earnings per Share

      We present earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period.

      Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the three and six month periods ended June 30, 2002, we had no dilutive securities outstanding.

      The following table represents a reconciliation of average shares outstanding:

	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003

Basic average shares outstanding	27,889,036	27,885,582
Net effect of stock options assumed to be exercised	163,647	81,823

Diluted average shares outstanding	28,052,683	27,967,405

  Stock-Based Compensation

      We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

  Reclassifications

      Certain reclassifications have been made to conform the prior periods’ amounts to the current periods’ presentation.

  New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (Interpretation) No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 is applied immediately to variable interest entities (VIEs) created after January 31, 2003. With respect to variable interests held before February 1, 2003, Interpretation No. 46 will apply beginning July 1, 2003. Interpretation No. 46 addresses consolidation by business enterprises of VIEs which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entities’ activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Generally, in the homebuilding industry, homebuilders will enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which may qualify as VIEs, as a method of acquiring developed homesites; we believe that Interpretation No. 46 must be evaluated as it relates to these and similar types of arrangements. In applying Interpretation No. 46 to our homesite option contracts, estimates regarding cash flows and other assumptions have to be made. Based on our analysis of

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts entered into after January 31, 2003, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credits placed with these entities and (3) creditors, if any, of these entities have no recourse against us. The effect of the consolidation was to increase inventory by $16.6 million, excluding deposits of $2.5 million, which had been previously recorded, with a corresponding increase to consolidated land bank obligations in the accompanying consolidated statement of financial condition as of June 30, 2003.

3.     Inventory

      Inventory consists of the following (dollars in thousands):

	December 31,	June 30,
	2002	2003

Deposits and homesites and land under development	$397,362	$526,237
Residences completed and under construction	356,510	397,360

	$753,872	$923,597

      A summary of Homebuilding interest capitalized in inventory is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Interest capitalized, beginning of period	$9,470	$15,241	$12,226	$11,578
Interest incurred	3,919	14,596	8,631	25,643
Less interest included in:
Cost of sales	(7,350)	(8,550)	(14,761)	(15,429)
Interest expense	(10)	—	(67)	—
Other	—	52	—	(453)

Interest capitalized, end of period	$6,029	$21,339	$6,029	$21,339

4.     Acquisitions

      On February 28, 2003, we acquired the net assets of James Construction Company (James), a homebuilder operating in the greater Denver, Colorado area, for approximately $22.0 million in cash. In addition, we are obligated to pay an additional $1.4 million to the sellers over a two-year period. This acquisition resulted in no goodwill being recorded. The results of operations of James for the period from February 28, 2003 through June 30, 2003 are included in the accompanying consolidated statements of income for the periods ended June 30, 2003.

      On February 6, 2003, we acquired the net assets of Trophy Homes, Inc. (Trophy), a homebuilder operating in Las Vegas, Nevada, and certain homesites for approximately $36.2 million in cash. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to an additional $2.5 million to the sellers over a two-year period. Based on our preliminary allocation of the purchase price, this acquisition resulted in approximately $7.3 million of goodwill. The results of operations of Trophy for the period from February 6, 2003 through June 30, 2003 are included in the accompanying consolidated statements of income for the periods ended June 30, 2003.

      On November 18, 2002, we acquired the net assets of Masonry Homes, Inc., a homebuilder operating in the northwestern suburbs of Baltimore, for approximately $17.1 million in cash. In addition, if certain targets are met regarding home deliveries, the development and/or subdivision of certain homesites and earnings for

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2003 and 2004 fiscal years, we will be obligated to pay up to an additional $21.3 million to the sellers over a two-year period. During the six months ended June 30, 2003, we paid additional consideration of $11.3 million in cash to the sellers, all of which was recorded as goodwill.

      On October 4, 2002, we acquired the net assets of DS Ware Homes LLC, a homebuilder operating in Jacksonville, Florida, for $35.6 million in cash. In addition, if certain earnings targets were met for the five-month period after the closing, we were obligated to pay up to an additional $5.2 million to the sellers in 2003. During the six months ended June 30, 2003, we paid additional consideration of $4.9 million, all of which was recorded as goodwill.

5.     Borrowings

      On February 3, 2003, we issued $100.0 million of 9% Senior Notes due 2010 at a price of 94.836% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $93.6 million were primarily used to repay amounts outstanding under our credit facility. These securities were issued pursuant to an indenture with the same terms and conditions as the indenture pursuant to which we issued our June 2002 Senior Notes.

      On April 22, 2003, we issued an additional $35.0 million of our 10 3/8% Senior Subordinated Notes due 2012 at a price of 98.5% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $34.5 million were used to repay amounts outstanding under our credit facility. These additional debt securities were issued under the same indenture pursuant to which we issued our June 2002 Senior Subordinated Notes.

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

      We provide homebuyers with a one-year or two-year limited warranty of workmanship and materials, and an eight-year or ten-year limited warranty covering major structural defects. We generally have recourse against our subcontractors for claims relating to workmanship and materials.

      We have established warranty reserves for homes in amounts estimated to cover potential costs for materials and labor. Reserves are based on historical trends, adjusted as appropriate for current quantitative and qualitative factors. The following table sets forth the activity in our warranty reserve for the six months ended June 30, 2003 (dollars in thousands):

Accrued warranty costs at December 31, 2002	$4,795
Estimated liability recorded	4,179
Settlements made	(3,681)

Accrued warranty costs at June 30, 2003	$5,293

      During the six months ended June 30, 2003, we completed a sale-leaseback transaction of 76 of our model homes, for net proceeds of $26.2 million. In connection with this transaction, we deferred profit of $4.2

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million which is being amortized over the lease term. The lease term varies on a per home basis and ranges from 3 to 36 months.

      In connection with our announcement in March 2001 of our proposed merger with Engle, there was a class action suit filed in District Court, Clark County, Nevada, and a class action suit filed in the 80th Judicial District Court of Harris County, Texas, each of which challenged the merger as a breach of fiduciary duty. In addition, two interveners filed interventions in the Texas class action. In March 2002, we reached an agreement in principle for the settlement of the class actions and interventions. Under the terms of the settlement, we have agreed to pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $350,000 in the aggregate. The settlement was subject to a number of conditions, including the closing of the Merger, providing notice to the class, conducting confirmatory discovery, executing a definitive settlement agreement and obtaining final approval by the court. The parties originally contemplated that the settlement would be consummated in the Texas action. In the third quarter of 2002, the parties learned that the anticipated Texas forum was unavailable due to a prior dismissal. On April 28, 2003, the court entered an Order and Final Judgment approving the settlement relating to the Nevada action. After payments made by our insurance provider, we paid approximately $139,000 in connection with the settlement of this litigation. This amount was accrued at December 31, 2002.

7.     Sale of Westbrooke

      During March 2002, we committed to a plan to dispose of Westbrooke Acquisition Corp. and its subsidiaries (Westbrooke) to eliminate operating redundancies in the South Florida market and to strengthen our financial position. Pursuant to this plan of disposition, we would sell 100% of the common stock of Westbrooke. On April 8, 2002, we signed a definitive agreement for the sale of Westbrooke to Standard Pacific Corp. (Standard Pacific) for approximately $41.0 million in cash. This sale was completed on April 15, 2002. In addition, Standard Pacific satisfied approximately $54.4 million of Westbrooke’s debt that included approximately $14.2 million of intercompany liabilities owed to us. Upon completion of this sale, we recognized a gain of $4.3 million. We determined that in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of March 31, 2002, the criteria to classify the Westbrooke assets as held for sale were met. Results of Westbrooke’s operations have been classified as discontinued operations, which includes revenues of $5.5 million and $44.2 million for the three and six months ended June 30, 2002, respectively.

8.     Severance and Merger Related Expenses

      In early February 2002, certain former executive officers resigned from their positions with Engle Homes, Inc. and alleged that they were entitled to receive severance packages in the aggregate amount of approximately $9.4 million, plus other benefits, including a claim by one of these officers of a monthly retirement benefit equal to 1/12th of his annual salary with such payments to continue for a period of 60 consecutive months. We accrued $13.7 million in connection with this matter during the six months ended June 30, 2002, based on our estimate of our probable exposure at the time. During September 2002, we reached an agreement whereby we would pay $7.6 million. As a result, we subsequently recognized a $6.1 million reduction of this accrual.

      Included in severance and merger related expenses in the accompanying consolidated statements of income for the three and six months ended June 30, 2002, are costs of the merger and integration, such as professional fees, investment banking fees and printing fees. These fees approximate $5.5 million. Additionally, we incurred approximately $5.3 million in severance charges attributable to former executives whose employment was terminated in connection with the Merger.

      During the three and six month periods ended June 30, 2003, we recorded a reversal of $0.6 million related to accrued merger and severance expenses.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Stockholder’s Equity and Stock-Based Compensation

      During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, formerly known as the Newmark Homes Corp. Annual and Long-Term Incentive Plan (the Plan) pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities are eligible to receive shares of restricted common stock and/or options to purchase shares of common stock. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 4,000,000. Pursuant to the Plan, no shares could be granted prior to consummation of the aforementioned merger between us and Engle. As a result, as of June 30, 2002, no options had been granted.

      During the year ended December 31, 2002, we granted 2,195,455 options to executives under the Plan. During the six months ended June 30, 2003, we granted 900,000 options to one executive, 327,000 options to employees and 14,036 options to certain independent directors. Of the 3,436,491 options granted, 839,776 contain accelerated vesting criteria that are being accounted for under the variable accounting method as provided by APB Opinion No. 25. During the three and six months ended June 30, 2003, we have recorded compensation expense in the amount of $407,000 related to these accelerated vesting options as the market price, as of June 30, 2003, of the stock was greater than the exercise price.

      We have elected to follow APB Opinion No. 25 in accounting for our employee stock options. The exercise price of our employee stock options equal or exceed the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized, unless the stock options contain accelerated vesting criteria as described above. SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense.

	Three
	Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003

Net income as reported	$23,233	$40,889
Fair value method of stock based compensation, net of taxes	(831)	(2,706)

Proforma net income	$22,402	$38,183

Reported earnings per common share:
Basic	$0.83	$1.47
Diluted	$0.83	$1.46
Proforma earnings per common share:
Basic	$0.80	$1.37
Diluted	$0.80	$1.37

      The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected life in years	4 – 10 years
Risk-free interest rate	1.85% – 3.20%
Volatility	0.42% – 0.48%
Dividend yield	0%

      On March 3, 2003, we awarded 10,249 shares of restricted common stock under the Plan to certain independent directors as compensation for board services. In connection with this stock award, we recognized expense of $160,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income for the six months ended June 30, 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We generate our revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”). In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that Homebuilding and Financial Services comprise our operating segments. Through our Homebuilding operations, we design, build, and market high-quality detached single-family residences, town homes and condominiums in 14 metropolitan markets located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West.

Florida	Mid-Atlantic	Texas	West

Jacksonville	Baltimore /Southern Pennsylvania	Austin	Colorado
Orlando	Nashville	Dallas/Ft. Worth	Las Vegas
Southeast Florida	Northern Virginia	Houston	Phoenix
Southwest Florida		San Antonio

      Our Homebuilding operations generate the majority of their revenue from the sale of homes to homebuyers and to a lesser degree from the sale of land and homesites to other homebuilders. Our homes are designed to appeal to a diverse group of homebuyers, such as “first-time” homebuyers, “move-up” homebuyers, homebuyers who are relocating to a new city or state, buyers of second or vacation homes, active-adult homebuyers, and homebuyers with grown children who want a smaller home (“empty-nesters”). Our homes are generally offered for sale in advance of their construction. Once a sales contract has been signed, we classify the transaction as a “new sales contract” and include the home in “backlog.” Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Revenue from the sale of homes and the sale of land is recognized at closing when title passes to the buyer. At this point a home is considered to be “delivered.” The principal expenses of our Homebuilding operations are (i) cost of sales and (ii) selling, general and administrative (“SG&A”) expenses. Homebuilding cost of sales consists primarily of the cost of home construction, the acquisition cost of land and the cost of land development. SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses, commission costs, and closing costs.

      At June 30, 2003, we were marketing homes in 181 communities; by comparison, at June 30, 2002 we were marketing homes in 127 communities.

      As part of our objective to provide homebuyers a seamless home purchasing experience, we have developed, and are expanding, our complementary financial services business. As part of this business, we provide mortgage financing and closing services and offer title, homeowners’ and other insurance products. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. By comparison, our closing services and our insurance agency operations are used by our homebuyers as well as a broad range of other clients purchasing or refinancing residential or commercial real estate. Mortgage financing operations revenues consist primarily of origination and premium fee income, credit application fee income, and the gain on the sale of the mortgages. Title operations revenues consist primarily of title insurance and closing services. All of our underwriting risk associated with title and homeowners’ insurance policies is transferred to third-party insurers. The principal expenses of our Financial Services operations are SG&A expenses, which consist primarily of compensation and interest expense on our warehouse line of credit.

Recent Transactions

      On April 22, 2003, we issued an additional $35.0 million of our 10 3/8% Senior Subordinated Notes due 2012, which we refer to as the “April 2003 Senior Subordinated Notes,” at a price of 98.5% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $34.5 million were used to repay amounts outstanding under our credit facility. The April 2003 Senior Subordinated Notes were issued under the same indenture pursuant to which we issued the $150.0 million of 10 3/8% Senior Subordinated Notes due 2012 in June 2002, which we refer to as the June 2002 Senior Subordinated Notes.

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

      On February 6, 2003, we acquired the net assets of Trophy Homes, Inc., a homebuilder operating in Las Vegas, Nevada, and certain homesites for approximately $36.2 million. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to an additional $2.5 million over a two-year period.

      On February 3, 2003, we issued $100.0 million of 9% Senior Notes due 2010, which we refer to as the February 2003 Senior Notes, at a price of 94.836% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $93.6 million were primarily used to repay amounts outstanding under our credit facility. The February 2003 Senior Notes were issued pursuant to an indenture with the same terms and conditions as the indenture pursuant to which we issued $200.0 million of 9% Senior Notes due 2010 in June 2002, which we refer to as the June 2002 Senior Notes.

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

  Homebuilding Revenues and Cost of Sales

      Revenue from the sale of homes and the sale of land and homesites is recognized at closing when title passes to the buyer and all of the following conditions are met: a sale is consummated; a significant down payment is received; the earnings process is complete; and the collection of any remaining receivables is reasonably assured. As a result, our revenue recognition process does not involve significant judgments or estimates. However, we do rely on certain estimates to determine the related construction and land costs and resulting gross profit associated with revenues recognized. Our construction and land costs are comprised of direct and allocated costs, including interest, indirect construction costs and estimated costs for future warranties and indemnities. Our estimates are based on historical results, adjusted for current factors. Land, land improvements, and other common costs are generally allocated on a relative fair value basis to units within a parcel or community. Land and land development costs generally include related interest and property taxes incurred until construction is substantially completed.

  Financial Services Revenues and Expenses

      Our Financial Services operations generates its revenues from its mortgage and title operations. Our mortgage operations revenues consist primarily of origination and premium fee income, credit application fee income, and the gain on the sale of the mortgages. Revenue from our mortgage operations is generally recognized when the mortgage loans and related servicing rights are sold to third-party investors. Substantially all of our mortgages are sold to private investors within 30 days of closing. Title operations revenues consist primarily of title insurance agency and closing services, which are recognized as homes are closed. As a result, our revenue recognition process does not involve significant judgments or estimates.

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

  Homesite Option Contracts and Consolidation of Variable Interest Entities

      We enter into option contracts with land sellers and third-party financial entities as a method of acquiring developed homesites. From time to time to leverage our ability to acquire and finance the development of these homesites, we transfer our option right to third parties. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire homesites over a specified period of time at predetermined prices. Typically, our deposits or letters of credit are less than 20% of the underlying purchase price. We generally have the right, at our discretion, to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. We do not have legal title to these assets. Additionally, we do not have an investment in the third-party acquirer and do not guarantee their liabilities. However, if certain conditions are met, including the deposit and/or letters of credit exceeding certain significance levels as compared to the remaining homesites under the option contract, we will include the homesites in inventory with a corresponding liability in consolidated land bank obligations. At June 30, 2003, we owned 13,693 homesites, or 32% of our homesite supply, and had option contracts on 28,455 homesites, or 68% of our homesite supply.

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (Interpretation) No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 is applied immediately to variable interest entities (VIEs) created after January 31, 2003. With respect to variable interests held before February 1, 2003, Interpretation No. 46 will apply beginning July 1, 2003. Interpretation No. 46 addresses consolidation by business enterprises of VIEs which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Generally, in the homebuilding industry, homebuilders will enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which may qualify as VIEs, as a method of acquiring developed homesites; we believe that Interpretation No. 46 must be evaluated as it relates to these and similar types of arrangements. In applying Interpretation No. 46 to our homesite option contracts, estimates regarding cash flows and other assumptions have to be made. We believe that our critical assumptions are reasonable based on historical evidence and industry practice. Based on our analysis of contracts entered into after January 31, 2003, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of the consolidation was to increase inventory by $16.6 million, excluding deposits of $2.5 million which had been previously recorded, with a corresponding increase to consolidated land bank obligations in the accompanying consolidated statement of financial condition as of June 30, 2003.

  Warranty Reserves

      In the normal course of business we will incur warranty related costs associated with homes which have been delivered to the homebuyers. Warranty reserves are established by charging cost of sales and recognizing a liability for the estimated warranty costs for each home that is delivered. We monitor this reserve on a monthly basis by evaluating the historical warranty experience in each market in which we operate, and the reserve is adjusted as appropriate for current quantitative and qualitative factors. Actual future warranty costs could differ from our currently estimated amounts.

RESULTS OF OPERATIONS

Selected Financial and Other Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(Dollars in thousands)
HOMEBUILDING:
Revenues:
Home sales	$352,329	$409,699	$654,483	$723,521
Land sales	2,033	4,822	3,342	6,882

	354,362	414,521	657,825	730,403
Cost of Sales:
Home sales	279,789	329,866	519,608	575,774
Land sales	1,861	3,606	3,045	5,446

	281,650	333,472	522,653	581,220

Gross profit	72,712	81,049	135,172	149,183
Selling, general and administrative expenses	41,897	51,248	79,612	95,317
Depreciation and amortization expense	1,609	1,969	3,241	3,615
Severance and merger related expenses	10,639	(577)	24,467	(577)
Loss on early retirement of debt	5,411	—	5,411	—
Other income, net	(1,129)	(1,044)	(1,815)	(1,967)

Homebuilding pretax income	14,285	29,453	24,256	52,795
FINANCIAL SERVICES:
Revenues	9,423	14,546	17,947	25,191
Expenses	5,035	7,433	9,837	13,593

Financial Services pretax income	4,388	7,113	8,110	11,598

Income from continuing operations before income taxes	18,673	36,566	32,366	64,393
Income tax expense	7,110	13,333	11,877	23,504

Income from continuing operations	$11,563	$23,233	$20,489	$40,889

OTHER DATA:
EBITDA (1)	$27,642	$47,085	$50,435	$83,437
Gross margin on revenue from home sales	20.6%	19.5%	20.6%	20.4%
Ratio of SG&A expenses to Homebuilding revenues	11.8%	12.4%	12.1%	13.0%
Ratio of Homebuilding pretax income to Homebuilding revenues	4.0%	7.1%	3.7%	7.2%
Total active communities at period end	127	181	127	181
Homes delivered	1,315	1,539	2,461	2,773
Average sales price per home delivered	$268	$266	$266	$261
Backlog at end of period in sales value	$666,082	$820,661	$666,082	$820,661
Backlog at end of period in number of homes	2,394	3,040	2,394	3,040

(1)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation, and amortization and consists of the sum of income from continuing operations before: (a) income taxes, (b) amortization of capitalized interest in cost of sales, (c) Homebuilding interest expense and (d) depreciation and amortization. We have included information concerning EBITDA because we believe that it is an indication of the profitability of our core operations and reflects the changes in our operating results. We do not use EBITDA as a measure of our liquidity because we do not believe it is a meaningful indication of our cash flow. EBITDA is not required by generally accepted accounting principles, or GAAP, and other companies may calculate EBITDA differently. EBITDA should not be considered as an alternative to operating income or to cash flows from operating activities (as determined in accordance with GAAP) and should not be construed as an indication of our operating performance or a measure of our liquidity. A reconciliation of EBITDA to income from continuing operations, the most directly comparable GAAP measure, is provided below (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Income from continuing operations	$11,563	$23,233	$20,489	$40,889
Add: income taxes	7,110	13,333	11,877	23,504
Add: interest in cost of sales	7,350	8,550	14,761	15,429
Add: interest expense	10	—	67	—
Add: depreciation and amortization expense	1,609	1,969	3,241	3,615

EBITDA	$27,642	$47,085	$50,435	$83,437

Selected Homebuilding Operating Data

      The following table sets forth home sales and backlog data by region (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

HOMES DELIVERED:
Florida	561	525	1,050	1,046
Mid-Atlantic	148	170	281	307
Texas	407	423	711	723
West	199	421	419	697

Total	1,315	1,539	2,461	2,773

AVERAGE SALES PRICE PER HOME DELIVERED:
Florida	$252	$246	$246	$240
Mid-Atlantic	$349	$356	$341	$326
Texas	$257	$258	$262	$259
West	$275	$264	$270	$267
Company Average	$268	$266	$266	$261

REVENUES FROM HOME SALES:
Florida	$141,239	$129,047	$258,821	$250,712
Mid-Atlantic	51,586	60,546	95,934	100,112
Texas	104,743	108,963	186,461	186,904
West	54,761	111,143	113,267	185,793

Total	$352,329	$409,699	$654,483	$723,521

NEW SALES CONTRACTS, NET OF CANCELLATIONS:
Florida	445	665	918	1,307
Mid-Atlantic	188	153	380	348
Texas	403	510	843	928
West	262	425	565	802

Total	1,298	1,753	2,706	3,385

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

BACKLOG AT END OF PERIOD IN NUMBER OF HOMES:
Florida	1,141	1,456	1,141	1,456
Mid-Atlantic	268	285	268	285
Texas	534	583	534	583
West	451	716	451	716

Total	2,394	3,040	2,394	3,040

BACKLOG AT END OF PERIOD IN SALES VALUE:
Florida	$301,849	$375,437	$301,849	$375,437
Mid-Atlantic	106,689	103,470	106,689	103,470
Texas	137,200	152,004	137,200	152,004
West	120,344	189,750	120,344	189,750

Total	$666,082	$820,661	$666,082	$820,661

June 30, 2003 Compared to June 30, 2002

      Income from continuing operations increased to $23.2 million (or $0.83 per diluted share) during the three months ended June 30, 2003 from $11.6 million (or $0.41 per diluted share) during the three months ended June 30, 2002. The increase in income from continuing operations is attributable to an increase in Homebuilding pretax income to $29.5 million during the three months ended June 30, 2003 from $14.3 million during the three months ended June 30, 2002; the results for the prior year include merger and severance charges of $10.6 million and a $5.4 million loss on the early retirement of debt, as compared to a reversal of a merger and severance accrual of $0.6 million during the three months ended June 30, 2003. Additionally, we experienced an increase in Financial Services pretax income to $7.1 million during the three months ended June 30, 2003 from $4.4 million during the three months ended June 30, 2002.

      Income from continuing operations increased to $40.9 million (or $1.46 per diluted share) during the six months ended June 30, 2003 from $20.5 million (or $0.73 per diluted share) during the six months ended June 30, 2002. The increase in income from continuing operations is attributable to an increase in Homebuilding pretax income to $52.8 million during the six months ended June 30, 2003 from $24.3 million during the six months ended June 30, 2002; the results for the prior year included merger and severance related expenses of $24.5 million and a $5.4 million loss on the early retirement of debt, as compared to a reversal of a merger and severance accrual of $0.6 million during the six months ended June 30, 2003. Additionally, we experienced an increase in Financial Services pretax income to $11.6 million during the six months ended June 30, 2003 from $8.1 million during the six months ended June 30, 2002.

      Total revenues increased to $429.1 million during the three months ended June 30, 2003 from $363.8 million during the three months ended June 30, 2002. The increase of 18% is attributable to increases in Homebuilding revenues and Financial Services revenues of 17% and 54%, respectively. Total revenues increased to $755.6 million during the six months ended June 30, 2003 from $675.8 million during the six months ended June 30, 2002. The increase of 12% is attributable to increases in Homebuilding revenues and Financial Services revenues of 11% and 40%, respectively.

      Our effective tax rate attributable to income from continuing operations decreased to 36.5% during the three and six months ended June 30, 2003 from 38.1% and 36.7% during the three and six months ended June 30, 2002. The decrease is due primarily to expected reductions in state taxes as a result of modifying our corporate structure and other tax planning initiatives.

  Homebuilding

      During the three months ended June 30, 2003, Homebuilding revenues increased to $414.5 million from $354.4 million during the three months ended June 30, 2002. The increase of 17% was due primarily to the increase in revenues from home sales to $409.7 million during the three months ended June 30, 2003 from $352.3 million during the three months ended June 30, 2002. This increase of 16% is due to an increase in home deliveries to 1,539 during the three months ended June 30, 2003 from 1,315 during the three months ended June 30, 2002. The 17% increase in home deliveries was partially offset by a slight decline in the average selling price on delivered homes to $266,000 from $268,000. For the six months ended June 30, 2003, Homebuilding revenues increased to $730.4 million from $657.8 million for the six months ended June 30, 2002. This increase of 11% is primarily attributable to a 13% increase in home deliveries to 2,773 for the six months ended June 30, 2003 from 2,461 during the six months ended June 30, 2002. This increase was partially offset by a slight decrease in our average selling price on homes delivered to $261,000 during the six months ended June 30, 2003 from $266,000 during the six months ended June 30, 2002.

      Our Florida region realized a decrease in revenue from home sales of $12.2 million, or 9%, to $129.0 million during the three months ended June 30, 2003. This decrease is primarily due to a 6% decline in home deliveries to 525 and a decline in the average selling price of homes delivered to $246,000 during the three months ended June 30, 2003 as compared to 561 home deliveries and an average selling price of homes delivered of $252,000 during the three months ended June 30, 2002. The decline in home deliveries is primarily due to our Southeast Florida division, which had a shortage of available product during the period as compared to the prior year due to the timing of new community openings. This was offset by the deliveries generated by our Jacksonville division, which was acquired during the fourth quarter of 2002. The decrease in average selling price is primarily due to this change in the geographical mix as our Jacksonville division has historically delivered homes with a lower average selling price than our other Florida divisions.

      Our Mid-Atlantic region realized an increase in revenue from home sales of $9.0 million, or 17%, to $60.5 million during the three months ended June 30, 2003. This increase is primarily due to a 15% increase in home deliveries to 170 and an increase in the average selling price to $356,000 during the three months ended June 30, 2003 as compared to 148 home deliveries and an average selling price of homes delivered of $349,000 during the three months ended June 30, 2002. The increase in home deliveries is primarily attributable to the deliveries generated by our Baltimore division, which was acquired during the fourth quarter of 2002.

      Our Texas region realized a slight increase in revenue from home sales of $4.2 million, or 4%, to $109.0 million during the three months ended June 30, 2003. This increase is primarily due to a 4% increase in home deliveries to 423 during the three months ended June 30, 2003, with this unit volume level continuing to reflect the slower demand for new housing in several of our Texas markets. Our average selling price in this region remained relatively flat at $258,000.

      Our West region realized an increase in revenue from home sales of $56.4 million, or 103%, to $111.1 million for the three months ended June 30, 2003. This increase is due to a 112% increase in home deliveries to 421 during the three months ended June 30, 2003 from 199 home deliveries during the three months ended June 30, 2002. The increase in home deliveries is attributable to increases in several of our divisions in this region, most notably our Phoenix division, which reflects the strong housing demand in this market. Additionally, the increase is attributable to the deliveries generated by our acquisitions in Las Vegas and Colorado during the first quarter of 2003. The increase in home deliveries was partially offset by a decline in our average selling price in this region to $264,000 from $275,000 as a result of the diversification of our product mix in this region due to our recent acquisitions.

      Our Homebuilding gross profit increased to $81.0 million for the three months ended June 30, 2003 from $72.7 million for the three months ended June 30, 2002. This increase of 11% is primarily due to an increase in revenue from home sales. Our gross margin on home sales has decreased slightly to 19.5% during the three months ended June 30, 2003 from 20.6% during the three months ended June 30, 2002. This decrease is primarily due to an increase in the cost of homesites. Our gross profit for the six months ended June 30, 2003 increased by $14.0 million, or 10%, to $149.2 million from $135.2 million during the six months ended June 30, 2002.

      SG&A expenses increased to $51.2 million during the three months ended June 30, 2003 from $41.9 million during the three months ended June 30, 2002. As a percentage of Homebuilding revenues, SG&A increased slightly to 12.4% for the three months ended June 30, 2003 from 11.8% for the three months ended June 30, 2002. For the six months ended June 30, 2003, SG&A expenses increased to $95.3 million from $79.6 million during the six months ended June 30, 2002. The majority of the increase in SG&A expenses is attributable to SG&A expenses associated with recently acquired companies. The remainder of the increase is primarily attributable to increases in compensation and professional fees. During the three and six months ended June 30, 2003, we incurred significant professional and other fees as a result of modifying our corporate structure to be more efficient from an organizational, operational, and income tax standpoint. We expect that certain of these expenditures will continue through the 3rd quarter of 2003. The benefits from these expenditures will be realized through lower income taxes and other operating costs over time.

      During the six months ended June 30, 2002, we incurred $24.5 million in severance and merger related charges. These charges include severance accrued related to former executives of both Newmark and Engle and $5.5 million in legal, consulting and advisory fees.

      During the six months ended June 30, 2002, in connection with our June 2002 Notes Offering, we recognized a loss on the early retirement of debt of $5.4 million. This charge relates to the exit fees incurred and the write off of unamortized deferred finance costs associated with the then existing borrowings.

  Financial Services

      Financial Services revenues increased to $14.5 million during the three months ended June 30, 2003 from $9.4 million during the three months ended June 30, 2002. The increase of 54% is primarily attributable to an increase in the number of closings by our mortgage and title operations. The number of closings at our mortgage operations increased to 1,244 for the three months ended June 30, 2003 from 869 for the three months ended June 30, 2002. The number of closings at our title operations increased to 5,583 for the three months ended June 30, 2003 from 4,261 for the three months ended June 30, 2002. Our Financial Services segment capture ratios have remained relatively consistent with the corresponding quarter in the prior year. Our mortgage operations capture ratio was 58% for the three months ended June 30, 2003 as compared to 59% for the three months ended June 30, 2002. However, excluding the recently acquired markets where our mortgage operations have not yet penetrated into the marketplace, our capture ratio increased by 6% over the prior year. As a result, our Financial Services revenues increased to $25.2 million during the six months ended June 30, 2003 from $17.9 million during the six months ended June 30, 2002.

      Financial Services expenses increased to $7.4 million for the three months ended June 30, 2003 from $5.0 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, Financial Services expenses increased to $13.6 million from $9.8 million for the six months ended June 30, 2002. The increases in Financial Services expenses of 48% and 38%, for the three months and six months ended June 30, 2003 respectively, are primarily attributable to the increased revenues and the expansion into new markets.

  EBITDA

      During the three months ended June 30, 2003 we generated EBITDA of $47.1 million as compared to $27.6 million during the three months ended June 30, 2002. The increase in EBITDA is primarily a result of $16.1 million in severance and merger related charges incurred during the three months ended June 30, 2002 and a $0.6 million reversal of accrued merger expenses during the three months ended June 30, 2003. Excluding the effect of these charges, our increase in EBITDA primarily relates to the increase in our Financial Services pretax income during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Statement of Financial Condition and Related Data

      The following table includes selected statement of financial condition and related data (dollars in thousands):

	As of June 30,

	2002	2003

Cash — unrestricted	$83,728	$39,051
Inventory	$654,381	$923,597
Total assets	$937,582	$1,241,312
Homebuilding borrowings	$367,405	$522,529
Total borrowings (1)	$393,776	$580,200
Stockholders’ equity	$358,596	$446,194
Ratio of Homebuilding borrowings to total assets	39.2%	42.1%
Ratio of Homebuilding borrowings to Capital (2)	50.6%	53.9%

(1)	Total borrowings includes Homebuilding borrowings and Financial Services borrowings.
(2)	Capital includes Homebuilding borrowings and stockholders’ equity. Capital excludes Financial Services borrowings.

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

      At June 30, 2003 we had unrestricted cash and cash equivalents of $39.1 million as compared to $49.2 million at December 31, 2002.

      During the six months ended June 30, 2003, we utilized cash of $32.3 million from our operating activities, as compared to cash provided by operations of $23.6 million for the six months ended June 30, 2002. This decrease is primarily a result of an increase in inventory of $96.6 million, excluding the impact of our acquisitions, as compared to an $8.4 million increase in inventory for the six months ended June 30, 2002. This increase in inventory is part of our strategy to increase the number of active communities and our land positions. During the six months ended June 30, 2003, including the impact of our acquisitions, our controlled homesites increased to 42,148 from 26,320.

      Cash used in investing activities was $83.9 million during the six months ended June 30, 2003 as compared to $6.1 million during the six months ended June 30, 2002. The increase in the use of cash in investing activities is primarily due to the acquisitions made during the six months ended June 30, 2003 and additional consideration paid on those companies acquired in the fourth quarter of 2002.

      On February 28, 2003, we acquired the net assets of the James Construction Company, a homebuilder operating in the greater Denver, Colorado area, for approximately $22.0 million in cash. In addition, we are obligated to pay an additional $1.4 million over a two year period.

      On February 6, 2003, we acquired the net assets of Trophy Homes, Inc., a homebuilder operating in Las Vegas, Nevada, and certain homesites for approximately $36.2 million in cash. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to an additional $2.5 million over a two year period.

      As a result of the increases in our land positions and the recent acquisitions, our ratio of Homebuilding borrowings to total assets was 42.7% at June 30, 2003 as compared to 39.2% at June 30, 2002. Our ratio of Homebuilding borrowings to capital was 53.9% at June 30, 2003 as compared to 50.6% at June 30, 2002.

      On February 3, 2003, we issued $100.0 million of 9% Senior Notes due 2010 at a price of 94.836% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $93.6 million were primarily used to repay amounts outstanding under our revolving credit facility. The February 2003 Senior Notes were issued pursuant to an indenture with the same terms and conditions as the indenture pursuant to which we issued our June 2002 Senior Notes.

      On April 22, 2003, we issued an additional $35.0 million of our 10 3/8% Senior Subordinated Notes due 2012 at a price of 98.5% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $34.5 million were used to repay the amounts outstanding under our credit facility. These additional debt securities were issued under the same indenture pursuant to which we issued our June 2002 Senior Subordinated Notes.

      Interest on our outstanding senior notes and senior subordinated notes is payable on January 1 and July 1 of each year. The senior notes are guaranteed by all of our material domestic subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to the senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured subordinated debt and are guaranteed on a senior subordinated basis by all of our material domestic subsidiaries. The indentures governing the senior and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities. The interest rates on our outstanding senior and senior subordinated notes are higher than the collective interest rates on the obligations that were repaid. As a result of the higher interest rates and the assumption of approximately $75 million of Technical Olympic’s debt in connection with the merger of Engle Holdings, we anticipate that interest incurred will exceed the amounts which would have been incurred under the prior borrowings. Therefore, the increased interest incurred will have an effect on gross margins in future periods.

      On April 4, 2003, we amended our revolving credit facility to increase the amount we are permitted to borrow to the lesser of (i) $305.0 million, or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt, and to increase the amount of the letter of credit subfacility to $80.0 million. Subsequently, we increased the size of the facility to provide up to an additional $10.0 million of revolving loans. In addition, we have the right to increase the size of the facility to provide for up to an additional $10.0 million of revolving loans, subject to meeting certain requirements. The revolving credit facility expires on June 26, 2005. As of June 30, 2003, we had drawn down $35.0 million and had issued letters of credit of $48.3 million and as a result, had $231.7 million in availability under the revolving credit facility. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citibank, N.A.’s base rate, (B) 0.5% plus the three week average of reserve-adjusted three-month certificate of deposit rate and (C) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities to our tangible worth. At June 30, 2003, our loans outstanding under the revolving credit facility accrued interest at a rate of 4.64% per annum. The revolving credit facility requires us to (1) maintain specified financial ratios regarding leverage, interest coverage, consolidated tangible net worth and certain operational measurements and (2) satisfy certain financial condition tests. The revolving credit facility also places certain restrictions on, among other things, our ability to incur additional debt or liens, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates and merge or consolidate with other entities. The revolving credit facility is secured by a first-priority perfected lien on all capital stock of subsidiaries owned by us. Our obligations under the revolving credit facility are guaranteed by all our domestic subsidiaries (subject to certain limited restrictions).

      To fund the origination of residential mortgage loans, our subsidiary, Preferred Home Mortgage Company (“Preferred Home”) entered into a $65.0 million revolving warehouse line of credit, which we refer to as our warehouse line of credit. The warehouse line of credit is comprised of (1) a credit facility providing for revolving loans of up to $40.0 million, subject to meeting borrowing base requirements based on the value of collateral provided and (2) mortgage loan purchase and sale agreements which provide for the purchase by the lender of up to $25.0 million in mortgage loans generated by Preferred Home. At no time may the amount outstanding under the facility plus the amount of purchased loans pursuant to the purchase and sale agreements exceed $65.0 million. The warehouse line of credit expires on September 22, 2003. As of June 30, 2003, we had $57.7 million outstanding under the warehouse line of credit. The warehouse line of credit bears interest, at Preferred Home’s option, at either, (1) the Federal Funds rate plus 1.375% or (2) a Eurodollar rate plus 1.25%. At June 30, 2003, our loans outstanding under the warehouse line of credit accrued interest at a rate of 2.825% per annum. The warehouse line of credit requires Preferred Home to maintain certain financial ratios and minimums. The warehouse line of credit is secured by a guarantee from us and by funded mortgages which are pledged as collateral.

      We believe that as a result of our offering of senior notes in February 2003 and senior subordinated notes in April 2003 and the increase in our revolving credit facility, we will have adequate financial resources, including cash from operations and availability under the revolving credit facility and the warehouse line of credit, to meet our current and anticipated working capital and land acquisition and development needs based on current market conditions. However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may need to seek additional debt or equity financing to operate and expand our business.

      At June 30, 2003, the amount of our annual debt service payments was $49.9 million. This amount included debt service payments on the senior and senior subordinated notes of $46.2 million and interest payments on the revolving credit facility, the warehouse line of credit, and other notes of $3.7 million based on the balances outstanding as of June 30, 2003. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payments by $1.0 million per year. The revolving credit facility terminates in June 2005 at which time we will be required to repay all outstanding principal. Under certain circumstances, we may extend the facility in one-year increments, for up to two additional years.

Backlog

      As of June 30, 2003, we had 3,040 units in backlog representing $820.7 million in revenue, as compared to 2,394 units in backlog representing $666.1 million in revenue as of June 30, 2002. This increase in revenue in backlog of 23% is primarily attributable to the units in backlog of our recent acquisitions. Our average selling price of units in backlog has declined slightly to $270,000 from $278,000 as a result of our product diversification.

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

      These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital and land acquisition and development needs;

•	our expectations regarding the timing and benefits of expenditures related to modifying our corporate structure;

•	our expectations regarding the effect of increased interest on our gross margins;

•	the impact of inflation on our future results of operations;

•	our ability to pass through to our customers in the form of increased sales prices any increases in our costs; and

•	our estimates regarding the financial impact of adopting certain recently issued accounting pronouncements.

      These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed by us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities;

•	our ability to successfully integrate and to realize the expected benefits of recent acquisitions;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business;

•	a decline in the demand for, or the prices of, housing;

•	a decline in the value of the land and home inventories we maintain;

•	an increase in the cost of, or shortages in the availability of, skilled labor or construction materials;

•	an increase in interest rates;

•	our ability to successfully dispose of developed properties or undeveloped land or lots at expected prices and within anticipated time frames; and

•	our ability to compete in our existing and future markets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      As a result of our notes offerings, at June 30, 2003, $485.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing construction loans, warehouse line of credit, and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime and LIBOR lending rates, both upwards and downwards. We have not entered into derivative financial instruments for trading or speculative purposes. As of June 30, 2003, we had an aggregate of approximately $100.6 million drawn under our bank loan arrangements that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $1.0 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.

      We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

      The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of June 30, 2003:

	Expected Maturity Date
	(in thousands)

Liabilities	2003	2004	2005	2006	2007	Thereafter	Fair Value

Long-term debt	—	—	—	—	—	—	—
Fixed rate (9.0%)	—	—	—	—	—	$300,000	$315,900
Fixed rate (10 3/8%)	—	—	—	—	—	$185,000	$194,435
Revolving loan, variable rate (4.64% at June 30, 2003)	—	—	$35,000	—	—	—	$35,000
Variable rate, warehouse line of credit, 2.825% at June 30, 2003)	$57,671	—	—	—	—	—	$57,671
Other homebuilding borrowings (at various interest rates ranging from 2.8% to 6.0%)	$1,000	$1,443	$5,377	—	—	—	$7,820

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

Item 4.  Controls and Procedures

      In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2003. Based on such evaluation, such officers have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

      On May 8, 2003, Technical Olympic USA, Inc. held its annual meeting of stockholders. At the meeting, stockholders voted on the election of nine directors to serve for a term of one year. The voting results were as follows:

Name of Nominee	For	Withheld

Constantine Stengos	27,301,428	82,909
Antonio B. Mon	27,337,731	46,606
Yannis Delikanakis	27,126,496	257,841
Lonnie B. Fedrick	27,337,731	46,606
William A. Hasler	27,337,731	46,606
Larry D. Horner	27,337,731	46,606
Michael J. Poulos	27,337,731	46,606
Andreas Stengos	26,981,396	402,941
George Stengos	27,163,699	220,638

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number		Description

31.	1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.	2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.	2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report.

      On April 11, 2003, we filed a Current Report on Form 8-K (furnishing information under Items 5 and 9) to announce amendments to our revolving credit facility and certain preliminary unaudited operating information for the quarter ended March 31, 2003.

      On May 16, 2003, we filed a Current Report on Form 8-K (furnishing information under Items 7 and 12) to release financial results for the quarter ended March 31, 2003 and announce conference call information.

      On May 22, 2003, we filed a Current Report on Form 8-K (furnishing information under Items 7 and 12) to release more detailed financial results for the quarter ended March 31, 2003, guidance for 2003 and 2004 and announce conference call information.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNICAL OLYMPIC USA, INC.

By: /s/ TOMMY L. MCADEN

TOMMY L. MCADEN
Vice President — Finance and Administration and
Chief Financial Officer

Date: August 5, 2003

By: /s/ RANDY L. KOTLER

RANDY L. KOTLER
Vice President — Chief Accounting Officer

Date: August 5, 2003