Form 10-Q
period 2003-09-30
TECHNICAL OLYMPIC USA INC
filed 2003-10-31
CIK 1046578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-23677

Technical Olympic USA, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	76-0460831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Hollywood Blvd., Suite 500 N Hollywood, Florida	33021
(Address of principal executive offices)	(ZIP code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,889,036 shares of common stock as of October 29, 2003.

TECHNICAL OLYMPIC USA, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,	September 30,
	2002	2003

		(unaudited)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$44,825	$38,335
Restricted	23,645	13,923
Inventory	753,872	1,041,350
Property and equipment, net	13,862	21,026
Other assets	30,681	46,006
Goodwill, net	78,252	103,720

	945,137	1,264,360
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	4,386	3,514
Restricted	22,866	37,840
Mortgage loans held for sale	58,840	50,963
Other assets	3,659	3,939

	89,751	96,256

Total assets	$1,034,888	$1,360,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable	$24,951	$51,092
Accrued and other liabilities	71,869	80,520
Customer deposits	24,564	36,050
Consolidated land bank obligations	16,288	109,135
Homebuilding borrowings	413,110	531,671

	550,782	808,468
FINANCIAL SERVICES:
Accounts payable and other liabilities	21,560	38,530
Financial services borrowings	48,309	42,374

	69,869	80,904

Total liabilities	620,651	889,372
Minority interest	9,092	3,501
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock — $.01 par value; 67,000,000 shares authorized and 27,878,787 and 27,889,036 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	279	279
Additional paid-in capital	322,400	322,560
Retained earnings	82,466	144,904

Total stockholders’ equity	405,145	467,743

Total liabilities and stockholders’ equity	$1,034,888	$1,360,616

See accompanying notes to unaudited consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

HOMEBUILDING:
Revenues:
Home sales	$330,759	$410,446	$985,243	$1,133,967
Land sales	9,540	19,915	11,956	25,357

	340,299	430,361	997,199	1,159,324
Cost of sales:
Home sales	262,009	331,616	783,009	907,392
Land sales	8,494	12,244	10,785	16,248

	270,503	343,860	793,794	923,640

Gross profit	69,796	86,501	203,405	235,684
Selling, general and administrative expenses	36,204	53,932	112,871	146,355
Variable stock-based compensation expense	—	518	—	925
Depreciation and amortization expense	1,300	2,510	4,540	6,125
Severance and merger related expenses	(5,874)	1,111	18,593	534
Loss on early retirement of debt	—	—	5,411	—
Other income, net	(475)	(752)	(1,826)	(2,719)

Homebuilding pretax income	38,641	29,182	63,816	84,464

FINANCIAL SERVICES:
Revenues	10,138	12,886	26,147	35,591
Expenses	6,439	8,132	15,254	21,726

Financial Services pretax income	3,699	4,754	10,893	13,865

Income from continuing operations before income taxes	42,340	33,936	74,709	98,329
Income tax expense	16,002	12,387	27,879	35,891

Income from continuing operations	26,338	21,549	46,830	62,438
Discontinued operations:
Income from discontinued operations	—	—	7,922	—
Income tax expense	—	—	2,959	—

Income from discontinued operations, net of taxes	—	—	4,963	—

Net income	$26,338	$21,549	$51,793	$62,438

EARNINGS PER COMMON SHARE:
Basic:
From continuing operations	$0.95	$0.77	$1.68	$2.24
From discontinued operations	—	—	0.18	—

Net income	$0.95	$0.77	$1.86	$2.24

Diluted	$0.95	$0.76	$1.86	$2.23

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,878,787	27,889,036	27,878,787	27,886,746

Diluted	27,878,787	28,231,120	27,878,787	28,055,323

See accompanying notes to unaudited consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,793	$62,438
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations	(4,963)	—
Depreciation and amortization expense	4,540	6,125
Write-off of deferred financing costs	1,095	—
Deferred income taxes	(5,518)	—
Non-cash compensation expense	—	1,085
Changes in operating assets and liabilities:
Restricted cash	(23,048)	(5,252)
Inventory	(71,703)	(133,657)
Other assets	(3,604)	(6,584)
Accounts payable and accrued and other liabilities	40,908	46,705
Customer deposits	528	7,777
Mortgage loans held for sale	2,496	7,877

Net cash used in operating activities	(7,476)	(13,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Amounts paid for acquisitions, net of cash acquired	—	(59,335)
Additional consideration paid for acquisitions	—	(18,136)
Net additions to property and equipment	(6,346)	(13,208)

Net cash used in investing activities	(6,346)	(90,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes offering	350,000	129,311
Payments for deferred financing costs	(15,252)	(5,450)
Net proceeds from (repayments on) revolving credit facilities	12,888	(10,000)
Repayments on Homebuilding borrowings	(379,577)	(1,243)
Net proceeds from (repayments on) Financial Services borrowings	3,005	(5,935)
Minority interest in consolidated subsidiaries	(18,722)	(5,591)
Net payments on consolidated land bank obligations	—	(4,289)
Distributions by Engle	(4,813)	—
Other	(6,482)	—

Net cash (used in) provided by financing activities	(58,953)	96,803

Net cash used in operations	(72,775)	(7,362)
Net cash provided by discontinued operations	50,323	—

Decrease in cash and cash equivalents	(22,452)	(7,362)

Cash and cash equivalents at beginning of period	75,136	49,211

Cash and cash equivalents at end of period	$52,684	$41,849

See accompanying notes to unaudited consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

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

     Organization

     The Merger and Notes Offering

      On June 25, 2002, Engle Holdings Corp. (“Engle”) merged with and into Newmark Homes Corp. (“Newmark”). The combined company was renamed Technical Olympic USA, Inc. Each issued and outstanding share of Engle common stock was exchanged for 1,724.08294 shares of Newmark common stock (the “Merger”). At the date of the Merger, there were 9,500 shares of Engle common stock issued and outstanding, all of which were held by Technical Olympic, Inc. (“Technical Olympic”). As a result of the Merger, 16,378,787 of additional shares were issued to Technical Olympic. In addition, we assumed $75.4 million of debt incurred by Technical Olympic (the “Technical Olympic Debt”). The Technical Olympic Debt accrued interest at rates ranging from 13.5% to 14.875% and was to mature on September 30, 2004. As both Engle and Newmark were under the control of Technical Olympic, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the Merger was accounted for in a manner similar to a pooling of interests, whereby we recognized the acquired assets and liabilities of Engle at their historical carrying amounts. As both entities came under common control of Technical Olympic on November 22, 2000, the financial statements and other operating data have been restated to include the operations of Engle from November 22, 2000. Our assumption of the $75.4 million of Technical Olympic Debt has been accounted for as a distribution.

      As a result of the exchange of equity interests, Technical Olympic owned 91.75% of our outstanding common stock. Technical Olympic is a wholly-owned subsidiary of Technical Olympic (UK) Ltd., a company formed under the laws of the United Kingdom, which is a wholly-owned subsidiary of Technical Olympic S.A., a publicly-traded Greek company that is traded on the Athens Stock Exchange. As of September 30, 2003, Technical Olympic owned 90.68% of our outstanding common stock.

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

     Technical Olympic Restructuring

      In October 2003, as part of a restructuring transaction, all of the shares of Technical Olympic were sold by Technical Olympic (UK) Ltd. to Technical Olympic, S.A. Technical Olympic was then merged with and

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into TOI, LLC, a newly formed wholly-owned subsidiary of ours. As part of the merger, Technical Olympic S.A. acquired the shares of our common stock previously owned by Technical Olympic.

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

     Interim Presentation

      The accompanying consolidated financial statements have been prepared by us and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying statements. Management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements included as part of this 10-Q filing should be read in conjunction with the financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Results of operations achieved through September 30, 2003 are not necessarily indicative of those that may be achieved for the year ending December 31, 2003.

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

      Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. For the three and nine month periods ended September 30, 2002, we had no dilutive securities outstanding.

      The following table represents a reconciliation of weighted average shares outstanding:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2003

Basic weighted average shares outstanding	27,889,036	27,886,746
Net effect of stock options assumed to be exercised	342,084	168,577

Diluted weighted average shares outstanding	28,231,120	28,055,323

     Stock-Based Compensation

      We account for our stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     Reclassifications

      Certain reclassifications have been made to conform the prior periods’ amounts to the current periods’ presentation.

     New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“Interpretation”) No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 is applied immediately to variable interest entities (“VIEs”) created after January 31, 2003, and with respect to variable interests held before February 1, 2003, Interpretation No. 46 will apply beginning with interim and annual periods ending on or after December 15, 2003. Interpretation No. 46 addresses consolidation by business enterprises of VIEs which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur,

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Generally, in the homebuilding industry, homebuilders will enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which may qualify as VIEs, as a method of acquiring developed homesites. We believe that Interpretation No. 46 will have to be evaluated as it relates to these and similar types of arrangements. In applying Interpretation No. 46 to our homesite option contracts, estimates regarding cash flows and other assumptions have to be made. Based on our analysis of contracts entered into after January 31, 2003, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credit placed with these entities and (3) creditors, if any, of these entities have no recourse against us. The effect of the consolidation of VIEs was to increase inventory by $55.5 million, excluding deposits of $4.6 million, which had been previously recorded, with a corresponding increase to consolidated land bank obligations in the accompanying consolidated statement of financial condition as of September 30, 2003.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (our quarter ending September 30, 2003) with the exception of an indefinite deferral relating to application to limited life entities. We do not believe that the implementation of SFAS No. 150 will have a material impact on our financial condition, results of operations or cash flows.

3.     Inventory

      Inventory consists of the following (dollars in thousands):

	December 31,	September 30,
	2002	2003

Deposits and homesites and land under development	$397,362	$579,643
Residences completed and under construction	356,510	461,707

	$753,872	$1,041,350

      A summary of Homebuilding interest capitalized in inventory is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Interest capitalized, beginning of period	$6,029	$21,339	$12,226	$11,578
Interest incurred	8,944	14,495	17,053	40,138
Less interest included in:
Cost of sales	(6,306)	(9,562)	(20,542)	(24,991)
Interest expense	—	—	(20)	—
Other	50	(454)	—	(907)

Interest capitalized, end of period	$8,717	$25,818	$8,717	$25,818

      During the three months ended September 30, 2003, we sold certain parcels of land for net proceeds of $41.6 million. In connection with these transactions, we entered into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with SFAS No. 66, “Accounting for the Sales of Real Estate,” we have accounted for these transactions as a financing arrangement. As a result, we have included the corresponding liability of $41.6 million in consolidated land bank obligations in the accompanying consolidated statement of financial condition as of September 30, 2003.

4.     Acquisitions

      On February 28, 2003, we acquired the net assets of The James Construction Company (“James”), a homebuilder operating in the greater Denver, Colorado area, for approximately $22.0 million in cash. In addition, we are obligated to pay an additional $1.4 million to the sellers over a two-year period. This acquisition resulted in no goodwill being recorded. The results of operations of James for the period from February 28, 2003 through September 30, 2003 are included in the accompanying consolidated statements of income for the periods ended September 30, 2003.

      On February 6, 2003, we acquired the net assets of Trophy Homes, Inc. (“Trophy”), a homebuilder operating in Las Vegas, Nevada, and certain homesites for approximately $36.2 million in cash. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to an additional $2.5 million to the sellers over a two-year period. Of this amount, we paid $1.3 million of additional consideration during the nine months ended September 30, 2003. Based on our preliminary allocation of the purchase price, this acquisition resulted in approximately $8.6 million of goodwill. The results of operations of Trophy for the period from February 6, 2003 through September 30, 2003 are included in the accompanying consolidated statements of income for the periods ended September 30, 2003.

      On November 18, 2002, we acquired the net assets of Masonry Homes, Inc., a homebuilder operating in the northwestern suburbs of Baltimore, for approximately $17.1 million in cash. In addition, if certain targets are met regarding home deliveries, the development and/or subdivision of certain homesites and earnings for the 2003 and 2004 fiscal years, we will be obligated to pay up to an additional $21.3 million to the sellers over a two-year period. Of this amount, we paid additional consideration of $11.3 million in cash during the nine months ended September 30, 2003, all of which was recorded as goodwill.

      On October 4, 2002, we acquired the net assets of DS Ware Homes LLC, a homebuilder operating in Jacksonville, Florida, for approximately $35.6 million in cash. In addition, if certain earnings targets were met for the five-month period after the closing, we were obligated to pay up to an additional $5.2 million to the sellers in 2003. Of this amount, we paid additional consideration of $4.9 million in cash during the nine months ended September 30, 2003, all of which was recorded as goodwill.

5.     Borrowings

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

      On February 3, 2003, we issued $100.0 million of 9% Senior Notes due 2010 at a price of 94.836% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $93.6

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million were primarily used to repay amounts outstanding under our credit facility. These securities were issued pursuant to an indenture with substantially the same terms and conditions as the indenture pursuant to which we issued our June 2002 Senior Notes.

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

      We have established warranty reserves for homes in amounts estimated to cover potential costs for materials and labor. Reserves are based on historical trends, adjusted as appropriate for current quantitative and qualitative factors. The following table sets forth the activity in our warranty reserve for the nine months ended September 30, 2003 (dollars in thousands):

Accrued warranty costs at December 31, 2002	$4,795
Estimated liability recorded	6,553
Settlements made	(6,871)

Accrued warranty costs at September 30, 2003	$4,477

      During the nine months ended September 30, 2003, we completed a sale-leaseback transaction of 76 of our model homes, for net proceeds of $26.2 million. In connection with this transaction, we deferred profit of $4.2 million which is being amortized over the lease term. The lease term varies on a per home basis and ranges from 3 to 36 months.

      In connection with our announcement in March 2001 of our proposed merger with Engle, there was a class action suit filed in District Court, Clark County, Nevada, and a class action suit filed in the 80th Judicial District Court of Harris County, Texas, each of which challenged the merger as a breach of fiduciary duty. In addition, two interveners filed interventions in the Texas class action. In March 2002, we reached an agreement in principle for the settlement of the class actions and interventions. Under the terms of the settlement, we agreed to pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $350,000 in the aggregate. The parties originally contemplated that the settlement would be consummated in the Texas action. In the third quarter of 2002, the parties learned that the anticipated Texas forum was unavailable due to a prior dismissal. On April 28, 2003, the Nevada court entered an Order and Final Judgment approving the settlement relating to the Nevada action. After payments made by our insurance provider, we paid approximately $139,000 in connection with the settlement of this litigation. This amount was accrued at December 31, 2002.

7.     Sale of Westbrooke

      During March 2002, we committed to a plan to dispose of Westbrooke Acquisition Corp. and its subsidiaries (“Westbrooke”) to eliminate operating redundancies in the South Florida market and to strengthen our financial position. Pursuant to this plan of disposition, we would sell 100% of the common stock of Westbrooke. On April 8, 2002, we signed a definitive agreement for the sale of Westbrooke to Standard Pacific Corp. (“Standard Pacific”) for approximately $41.0 million in cash. This sale was completed on April 15, 2002. In addition, Standard Pacific satisfied approximately $54.4 million of Westbrooke’s debt that included approximately $14.2 million of intercompany liabilities owed to us. Upon completion of this sale, we recognized a gain of $4.3 million. We determined that in accordance with SFAS No. 144, “Accounting for

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Impairment or Disposal of Long-Lived Assets,” as of March 31, 2002, the criteria to classify the Westbrooke assets as held for sale were met. Results of Westbrooke’s operations have been classified as discontinued operations, which includes revenues of $44.2 million for the nine months ended September 30, 2002.

8.     Severance and Merger Related Expenses

      In early February 2002, certain former executive officers resigned from their positions with Engle Homes, Inc. and alleged that they were entitled to receive severance packages in the aggregate amount of approximately $9.4 million, plus other benefits, including a claim by one of these officers of a monthly retirement benefit equal to 1/12th of his annual salary with such payments to continue for a period of 60 consecutive months. We accrued $13.7 million in connection with this matter during the three months ended June 30, 2002, based on our estimate of our probable exposure at the time. During September 2002, we reached an agreement whereby we would pay $7.6 million. As a result, we recognized a $6.1 million reduction of this accrual during the three months ended September 30, 2002.

      Included in severance and merger related expenses in the accompanying consolidated statements of income for the three and nine month periods ended September 30, 2002, are costs of the merger and integration, such as professional fees, investment banking fees and printing fees. These fees approximate $5.5 million. Additionally, we incurred approximately $5.3 million in severance charges attributable to former executives whose employment was terminated in connection with the Merger.

      During the three and nine month periods ended September 30, 2003, we recorded a charge of $1.1 million and a reversal of $0.6 million, respectively, related to accrued merger and severance expenses.

9.     Stockholders’ Equity and Stock-Based Compensation

      During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, formerly known as the Newmark Homes Corp. Annual and Long-Term Incentive Plan (the “Plan”) pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities are eligible to receive shares of restricted common stock and/or options to purchase shares of common stock. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 4,000,000.

      During the year ended December 31, 2002, we granted 2,195,455 options to executives under the Plan. During the nine months ended September 30, 2003, we granted 900,000 options to one executive, 327,000 options to employees and 14,036 options to certain independent directors. Of the 3,436,491 options granted, 839,776 contain accelerated vesting criteria that are being accounted for under the variable accounting method as provided by APB Opinion No. 25. During the three and nine month periods ended September 30, 2003, we have recorded compensation expense in the amount of $518,000 and $925,000, respectively, related to these accelerated vesting options, as the market price of the stock as of September 30, 2003, was greater than the exercise price.

      We have elected to follow APB Opinion No. 25 in accounting for our employee stock options. The exercise price of our employee stock options equal or exceed the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized, unless the stock options contain accelerated vesting criteria as described above. SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. Had compensation expense for the Company’s shares been based on fair value at the grant dates for awards under the Company’s option plan consistent with the methodologies of SFAS No. 123, the Company’s net income and earnings per share for the three and nine

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

month periods ended September 30, 2003, would have been reduced to the pro forma amounts indicated below (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2003

Net income as reported	$21,549	$62,438
Fair value method of stock based compensation, net of taxes	(831)	(3,537)

Proforma net income	$20,718	$58,901

Reported earnings per common share:
Basic	$0.77	$2.24
Diluted	$0.76	$2.23
Proforma earnings per common share:
Basic	$0.74	$2.11
Diluted	$0.73	$2.10

      The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected life in years	4 – 10 years
Risk-free interest rate	1.85% – 3.20%
Volatility	0.42% – 0.48%
Dividend yield	0%

      On March 3, 2003, we awarded 10,249 shares of restricted common stock under the Plan to certain independent directors as compensation for board services. In connection with this stock award, we recognized expense of $160,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income for the nine months ended September 30, 2003.

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

      Our Homebuilding operations generate the majority of their revenue from the sale of homes to homebuyers and to a lesser degree from the sale of land and homesites to other homebuilders. Our homes are designed to appeal to a diverse group of homebuyers, such as “first-time” homebuyers, “move-up” homebuyers, homebuyers who are relocating to a new city or state, buyers of second or vacation homes, active-adult homebuyers, and homebuyers with grown children who want a smaller home (“empty-nesters”). Our homes are generally sold in advance of their construction. Once a sales contract has been signed, we classify the transaction as a “new sales contract” and include the home in “backlog.” Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. Revenue from the sale of homes and the sale of land is recognized at closing when title passes to the buyer. At this point a home is considered to be “delivered” and is removed from backlog. The principal expenses of our Homebuilding operations are (i) cost of sales and (ii) selling, general and administrative (“SG&A”) expenses. Homebuilding cost of sales consists primarily of the cost of home construction, the acquisition cost of land and the cost of land development. SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses, commission costs, and closing costs.

      At September 30, 2003, we were marketing homes in 206 communities; by comparison, at September 30, 2002 we were marketing homes in 145 communities.

      As part of our objective to provide homebuyers a seamless home purchasing experience, we have developed, and are expanding, our complementary financial services business. As part of this business, we provide mortgage financing and closing services and offer title, homeowners’ and other insurance products. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. By comparison, our closing services and our insurance agency operations are used by our homebuyers as well as a broad range of other clients purchasing or refinancing residential or commercial real estate. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income, and the gain on the sale of the mortgages. Our title operations’ revenues consist primarily of title insurance and closing services. All of our underwriting risk associated with title and homeowners’ insurance policies is transferred to third-party insurers. The principal expenses of our Financial Services operations are SG&A expenses, which consist primarily of compensation and interest expense on our warehouse line of credit.

Recent Transactions

      On April 22, 2003, we issued an additional $35.0 million of our 10 3/8% Senior Subordinated Notes due 2012, which we refer to as the April 2003 Senior Subordinated Notes, at a price of 98.5% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $34.5 million were used to repay amounts outstanding under our credit facility. The April 2003 Senior Subordinated Notes were issued under the same indenture pursuant to which we issued the $150.0 million of 10 3/8% Senior

Subordinated Notes due 2012 that we issued in June 2002, which we refer to as the June 2002 Senior Subordinated Notes.

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

      On February 6, 2003, we acquired the net assets of Trophy Homes, Inc., a homebuilder operating in Las Vegas, Nevada, and certain homesites for approximately $36.2 million in cash. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to an additional $2.5 million to the sellers over a two-year period. Of this amount, we paid $1.3 million of additional consideration during the nine months ended September 30, 2003.

      On February 3, 2003, we issued $100.0 million of 9% Senior Notes due 2010, which we refer to as the February 2003 Senior Notes, at a price of 94.836% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $93.6 million were primarily used to repay amounts outstanding under our credit facility. The February 2003 Senior Notes were issued pursuant to an indenture with substantially the same terms and conditions as the indenture pursuant to which we issued our $200.0 million of 9% Senior Notes due 2010 that we issued in June 2002, which we refer to as the June 2002 Senior Notes.

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

     Financial Services Revenues and Expenses

      Our Financial Services operations generate their revenues from their mortgage financing and title operations. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income, and the gain on the sale of the mortgages. Revenue from our mortgage financing operations is generally recognized when the mortgage loans and related servicing rights are sold to third-party investors. Substantially all of our mortgages are sold to private investors within 30 days of closing. Title operations revenues consist primarily of title insurance agency and closing services, which are recognized as homes are closed. As a result, our revenue recognition process does not involve significant judgments or estimates.

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

     Homesite Option Contracts and Consolidation of Variable Interest Entities

      We enter into option contracts with land sellers and third-party financial entities as a method of acquiring developed homesites. From time to time to leverage our ability to acquire and finance the development of these homesites, we transfer our option right to third parties. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire homesites over a specified period of time at predetermined prices. Typically, our deposits or letters of credit are less than 20% of the underlying purchase price. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. We do not have legal title to these assets. Additionally, we do not have an investment in the third-party acquirer and do not guarantee their liabilities. However, if certain conditions are met, including the deposit and/or letters of credit exceeding certain significance levels as compared to the remaining homesites under the option contract, we will include the homesites in inventory with a corresponding liability in consolidated land bank obligations. At September 30, 2003, we owned 13,796 homesites, or 29% of our homesite supply, and had option contracts on 33,822 homesites, or 71% of our homesite supply.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“Interpretation”) No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 is applied immediately to variable interest entities (“VIEs”) created after January 31, 2003, and with respect to variable interests held before February 1, 2003, Interpretation No. 46 will apply beginning with interim and annual periods ending on or after December 15, 2003. Interpretation No. 46 addresses consolidation by business enterprises of VIEs which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Generally, in the homebuilding industry, homebuilders will enter into option contracts for the purchase of land or homesites with entities that may qualify as VIEs. We believe that Interpretation No. 46 will have to be evaluated as it relates to these and similar types of arrangements. In applying Interpretation No. 46 to our homesite option contracts, estimates regarding cash flows and other assumptions have to be made. We believe that our critical assumptions are reasonable based on historical evidence and industry practice. Based on our analysis of contracts entered into after January 31, 2003, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of the consolidation was to increase inventory by $55.5 million, excluding deposits of $4.6 million which had been previously recorded, with a corresponding increase to consolidated land bank obligations in the accompanying consolidated statement of financial condition as of September 30, 2003.

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

RESULTS OF OPERATIONS

Selected Financial and Other Information

      The following table includes selected consolidated statement of income and related data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(Dollars in thousands)
HOMEBUILDING:
Revenues:
Home sales	$330,759	$410,446	$985,243	$1,133,967
Land sales	9,540	19,915	11,956	25,357

	340,299	430,361	997,199	1,159,324
Cost of sales:
Home sales	262,009	331,616	783,009	907,392
Land sales	8,494	12,244	10,785	16,248

	270,503	343,860	793,794	923,640

Gross profit	69,796	86,501	203,405	235,684
Selling, general and administrative expenses	36,204	53,932	112,871	146,355
Variable stock-based compensation expense	—	518	—	925
Depreciation and amortization expense	1,300	2,510	4,540	6,125
Severance and merger related expenses	(5,874)	1,111	18,593	534
Loss on early retirement of debt	—	—	5,411	—
Other income, net	(475)	(752)	(1,826)	(2,719)

Homebuilding pretax income	38,641	29,182	63,816	84,464

FINANCIAL SERVICES:
Revenues	10,138	12,886	26,147	35,591
Expenses	6,439	8,132	15,254	21,726

Financial Services pretax income	3,699	4,754	10,893	13,865

Income from continuing operations before income taxes	42,340	33,936	74,709	98,329
Income tax expense	16,002	12,387	27,879	35,891

Income from continuing operations	$26,338	$21,549	$46,830	$62,438

OTHER DATA:
EBITDA (1)	$50,680	$46,009	$100,545	$129,445
Gross margin on revenue from home sales	20.8%	19.2%	20.5%	20.0%
Ratio of SG&A expenses to Homebuilding revenues	10.6%	12.5%	11.3%	12.6%
Ratio of Homebuilding pretax income to Homebuilding revenues	11.4%	6.8%	6.4%	7.3%
Total active communities at period end	145	206	145	206
Homes delivered	1,252	1,559	3,713	4,332
Average sales price per home delivered	$264	$263	$265	$262
Sales value of homes in backlog at end of period	$659,893	$902,890	$659,893	$902,890
Homes in backlog at end of period	2,337	3,327	2,337	3,327

(1)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation, and amortization and consists of the sum of income from continuing operations before: (a) income taxes, (b) amortization of capitalized interest in cost of sales, (c) Homebuilding interest expense and (d) depreciation and amortization. We have included information concerning EBITDA because we believe that it is an indication of the profitability of our core operations and reflects the changes in our operating results. We do not use EBITDA as a measure of our liquidity because we no not believe it is a meaningful indication of our cash flow. EBITDA is not required by generally accepted accounting principles, or GAAP, and other companies may calculate EBITDA differently. EBITDA should not be considered as an alternative to operating income or to cash flows from operating activities (as determined in accordance with GAAP) and should not be construed as an indication of our operating performance or a measure of our liquidity. A reconciliation of EBITDA to net income, the most directly comparable GAAP measure, is provided below (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income	$26,338	$21,549	$51,793	$62,438
Less: income from discontinued operations, net of taxes	—	—	(4,963)	—

Income from continuing operations	26,338	21,549	46,830	62,438
Add: income taxes	16,002	12,387	27,879	35,891
Add: interest in cost of sales	6,306	9,563	20,542	24,991
Add: interest expense	734	—	754	—
Add: depreciation and amortization expense	1,300	2,510	4,540	6,125

EBITDA	$50,680	$46,009	$100,545	$129,445

Selected Homebuilding Operating Data

      The following table sets forth home sales and backlog data by region (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

HOMES DELIVERED:
Florida	427	582	1,477	1,628
Mid-Atlantic	135	165	416	472
Texas	430	404	1,141	1,127
West	260	408	679	1,105

Total	1,252	1,559	3,713	4,332

AVERAGE SALES PRICE PER HOME DELIVERED:
Florida	$246	$247	$246	$242
Mid-Atlantic	$335	$324	$339	$325
Texas	$258	$267	$261	$262
West	$268	$258	$269	$263
Company Average	$264	$263	$265	$262

REVENUES FROM HOME SALES:
Florida	$104,851	$143,824	$363,668	$394,536
Mid-Atlantic	45,221	53,452	141,161	153,563
Texas	111,051	107,847	297,511	294,750
West	69,636	105,323	182,903	291,118

Total	$330,759	$410,446	$985,243	$1,133,967

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

NEW SALES CONTRACTS, NET OF CANCELLATIONS:
Florida	424	743	1,342	2,050
Mid-Atlantic	90	155	470	503
Texas	397	428	1,240	1,356
West	284	520	849	1,322

Total	1,195	1,846	3,901	5,231

HOMES IN BACKLOG AT END OF PERIOD:
Florida	1,138	1,617	1,138	1,617
Mid-Atlantic	223	275	223	275
Texas	501	607	501	607
West	475	828	475	828

Total	2,337	3,327	2,337	3,327

SALES VALUE OF HOMES IN BACKLOG AT END OF PERIOD:
Florida	$312,137	$429,156	$312,137	$429,156
Mid-Atlantic	93,332	102,880	93,332	102,880
Texas	125,659	152,631	125,659	152,631
West	128,765	218,223	128,765	218,223

Total	$659,893	$902,890	$659,893	$902,890

Discussion of Results of Operations

      Income from continuing operations decreased to $21.5 million (or $0.76 per diluted share) during the three months ended September 30, 2003 from $26.3 million (or $0.95 per diluted share) during the three months ended September 30, 2002. The decrease in income from continuing operations is attributable to a decrease in Homebuilding pretax income to $29.2 million during the three months ended September 30, 2003 from $38.6 million during the three months ended September 30, 2002. This was partially offset by an increase in Financial Services pretax income to $4.8 million during the three months ended September 30, 2003 from $3.7 million during the three months ended September 30, 2002.

      Income from continuing operations increased to $62.4 million (or $2.23 per diluted share) during the nine months ended September 30, 2003, from $46.8 million (or $1.68 per diluted share) during the nine months ended September 30, 2002. The increase in income from continuing operations is attributable to an increase in Homebuilding pretax income to $84.5 million during the nine months ended September 30, 2003, from $63.8 million during the nine months ended September 30, 2002. Additionally, we experienced an increase in Financial Services pretax income to $13.9 million during the nine months ended September 30, 2003, from $10.9 million during the nine months ended September 30, 2002.

      Total revenues increased to $443.2 million during the three months ended September 30, 2003, from $350.4 million during the three months ended September 30, 2002. The increase of 27% is attributable to increases in Homebuilding revenues and Financial Services revenues of 27% and 28%, respectively. Total revenues increased to $1.19 billion during the nine months ended September 30, 2003, from $1.02 billion during the nine months ended September 30, 2002. The increase of 17% is attributable to increases in Homebuilding revenues and Financial Services revenues of 16% and 36%, respectively.

      Our effective tax rate attributable to income from continuing operations decreased to 36.5% during the three and nine months ended September 30, 2003, from 37.8% and 37.3% during the three and nine months ended September 30, 2002, respectively. The decrease is due primarily to expected reductions in state taxes as a result of modifying our corporate structure and other tax planning initiatives.

     Homebuilding

      During the three months ended September 30, 2003, Homebuilding revenues increased to $430.4 million from $340.3 million during the three months ended September 30, 2002. The increase of 27% was due primarily to the increase in revenues from home sales to $410.4 million during the three months ended September 30, 2003, from $330.8 million during the three months ended September 30, 2002. This increase of 24% is due to an increase in home deliveries to 1,559 during the three months ended September 30, 2003, from 1,252 during the three months ended September 30, 2002. The 25% increase in home deliveries was partially offset by a slight decline in the average selling price on delivered homes to $263,000 from $264,000. In addition to the increase in revenue from home sales, we generated additional revenue from land sales. For the three months ended September 30, 2003, our revenues from land sales were $19.9 million, as compared to $9.5 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, Homebuilding revenues increased to $1.16 billion from $997.2 million for the nine months ended September 30, 2002. This increase of 16% is primarily attributable to an increase in revenues from home sales to $1.13 billion during the nine months ended September 30, 2003, from $985.2 million during the nine months ended September 30, 2002. This increase of 15% is due to a 17% increase in home deliveries to 4,332 for the nine months ended September 30, 2003, from 3,713 during the nine months ended September 30, 2002. This increase was partially offset by a slight decrease in our average selling price on homes delivered to $262,000 during the nine months ended September 30, 2003, from $265,000 during the nine months ended September 30, 2002. In addition, we generated higher revenues from land sales. For the nine months ended September 30, 2003, we generated revenues from land sales of $25.4 million as compared to $12.0 million for the nine months ended September 30, 2002.

      Our Florida region realized an increase in revenue from home sales of $30.8 million, or 8%, to $394.5 million during the nine months ended September 30, 2003. This increase is primarily due to a 10% increase in home deliveries to 1,628, which was partially offset by a slight decrease in the average selling price of homes delivered to $242,000 during the nine months ended September 30, 2003, as compared to 1,477 home deliveries and an average selling price of homes delivered of $246,000 during the nine months ended September 30, 2002. The increase in home deliveries is primarily due to the deliveries generated by our Jacksonville division, which was acquired during the fourth quarter of 2002.

      Our Mid-Atlantic region realized an increase in revenue from home sales of $12.4 million, or 9%, to $153.6 million during the nine months ended September 30, 2003. This increase is primarily due to a 13% increase in home deliveries to 472, which was partially offset by a decline in our average selling price to $325,000 during the nine months ended September 30, 2003, as compared to 416 home deliveries and an average selling price of homes delivered of $339,000 during the nine months ended September 30, 2002. The increase in home deliveries is primarily attributable to the deliveries generated by our Baltimore division, which was acquired during the fourth quarter of 2002. This increase in home deliveries by our Baltimore division was partially offset by a decline in home deliveries by our Virginia division, which had a shortage of available product during the period as compared to the prior year due to the timing of new community openings.

      Our Texas region realized a slight decline in revenue from home sales of $2.7 million, or 1%, to $294.8 million during the nine months ended September 30, 2003. This decrease is primarily due to a 1% decline in home deliveries to 1,127 during the nine months ended September 30, 2003, as compared to 1,141 home deliveries during the nine months ended September 30, 2002. The unit volume for the nine months ended September 30, 2003 continues to reflect the slower demand for new housing in several of our Texas markets. The decline in home deliveries was partially offset by a slight increase in our average selling price in this region to $262,000 for the nine months ended September 30, 2003, as compared to $261,000 for the nine months ended September 30, 2002.

      Our West region realized an increase in revenue from home sales of $108.2 million, or 59%, to $291.1 million for the nine months ended September 30, 2003. This increase is due to a 63% increase in home deliveries to 1,105 during the nine months ended September 30, 2003, from 679 home deliveries during the nine months ended September 30, 2002. The increase in home deliveries is primarily due to the deliveries generated by our acquisitions in Las Vegas and Colorado which occurred during the first quarter of 2003. The increase in home deliveries was partially offset by a decline in our average selling price in this region to $263,000 from $269,000 as a result of the diversification of our product mix in this region due to our recent acquisitions.

      Our Homebuilding gross profit increased to $86.5 million for the three months ended September 30, 2003, from $69.8 million for the three months ended September 30, 2002. This increase of 24% is primarily due to an increase in revenue from home sales. Our gross margin on home sales decreased to 19.2% during the three months ended September 30, 2003, from 20.8% during the three months ended September 30, 2002. This decrease is primarily due to an increase in the cost of homesites. We believe that our gross margin has stabilized. Additionally, for the three months ended September 30, 2003, we generated gross profit on land sales of $7.7 million as compared to $1.0 million for the comparable period in the prior year. For the nine months ended September 30, 2003, our Homebuilding gross profit increased by $32.3 million, or 16%, to $235.7 million from $203.4 million during the nine months ended September 30, 2002. This increase was primarily due to an increase in revenue from home sales and to a lesser degree to an increase in the gross profit generated from land sales. Our gross margin on home sales declined slightly to 20.0% during the nine months ended September 30, 2003, from 20.5% during the nine months ended September 30, 2002. For the nine months ended September 30, 2003, we generated gross profit on land sales of $9.2 million, as compared to $1.2 million for the comparable period in the prior year.

      SG&A expenses increased to $53.9 million during the three months ended September 30, 2003, from $36.2 million during the three months ended September 30, 2002. As a percentage of Homebuilding revenues, SG&A expenses increased to 12.5% for the three months ended September 30, 2003, as compared to 10.6% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, SG&A expenses increased to $146.4 million, approximately 50% of which was general and administrative expenses, from $112.9 million during the nine months ended September 30, 2002. As a percentage of Homebuilding revenues, SG&A expenses increased to 12.6% for the nine months ended September 30, 2003 as compared to 11.3% for the nine months ended September 30, 2002. A significant portion of the increase in SG&A expenses during 2003 is attributable to the general and administrative expenses necessary to effect our transition from two separately operated homebuilders to a single national homebuilder and to implement our core strategy of obtaining critical mass in existing markets. We have begun to see the results of this transition as we have increased the number of active communities and homes in backlog as of September 30, 2003, by 42% to 206 and 3,327, respectively, as compared to 145 and 2,337, respectively, as of September 30, 2002. The remainder of the increase in SG&A expenses is primarily attributable to expenses associated with recently acquired companies.

      Upon consummation of our merger in June 2002, we began the process of identifying the steps necessary to become an efficient, large-scale homebuilder. Management identified the following significant objectives:

–	Strengthen our management and operational resources;

–	Streamline our operational and corporate structure; and

–	Integrate our information systems.

      Since the merger, we have substantially strengthened our management and operational resources and streamlined our operational and corporate structure. This plan consisted of placing experienced controllers in our divisions and regional offices as well as developing a corporate center to efficiently manage our finance, operations, legal and corporate governance functions. The creation of our corporate center has resulted in the development of an internal audit function, centralization of our treasury function and creation of a centralized shared services organization to oversee and manage our land acquisition, supply management, product development and building science functions. We believe that the development of a strong corporate center is a key component of improving the effectiveness of our critical business processes and strengthening our internal control structure and corporate governance. In connection with this initiative we incurred recruiting fees and other costs of $0.7 million, which are not expected to be incurred in future periods. By the middle of 2004, we expect to have completed this portion of our transition plan.

      Through the first nine months of 2003, we also incurred significant professional and other fees as a result of modifying our corporate structure to become more efficient from an organizational, operational, and income tax standpoint. We began to realize benefits from these expenditures through lower income taxes in 2003 as our effective tax rate decreased to 36.5% and expect to continue to recognize lower income taxes and other operating costs over time. We believe that the costs associated with this initiative should be completed by the end of the first quarter of 2004.

      Beginning shortly after our merger, one of our primary initiatives was to integrate our information systems into one enterprise-wide platform and to enhance our internal financial and operational reporting. These enhancements included developing a company-wide point-of-sale system, an intranet site, which has become the information distribution network for our divisions, and a “should cost” model, which will be used to benchmark the cost/benefit of design and construction decisions. We believe that these enhancements will enable us to effectively operate as a large-scale homebuilder and support our anticipated growth. As a result of our systems integration, during the nine months ended September 30, 2003, we experienced a $0.8 million increase in non-capitalizable information technology expenses consisting primarily of consulting fees, systems training and other related expenses. Our information systems integration is expected to be completed during the fourth quarter of 2003.

      We believe that the successful completion of our transition plan will enhance our ability to effectively manage our business and execute our strategic growth plans. We anticipate that additional non-recurring costs related to completing our transition will be incurred through the first half of 2004. We believe, that on a comparable basis, our SG&A expenses as a percentage of homebuilding revenues will decline in the second half of 2004.

      During the three months and nine months ended September 30, 2003, we recognized a compensation charge of $0.5 million and $0.9 million, respectively, for variable accounting of certain stock-based awards, which include accelerated vesting criteria. We recognized this expense as a result of the market price of our common stock, as of September 30, 2003, being greater than the exercise price. During 2002 there was no stock-based compensation expense.

      During the three months ended September 30, 2003, we incurred $1.1 million in severance charges as compared to the reversal of an accrual for severance charges of $5.9 million during the corresponding period of the prior year.

      During the nine months ended September 30, 2003, we incurred a net charge of $0.5 million in severance charges, as compared to $18.6 million in severance and merger related charges during the nine months ended September 30, 2002. The charges during 2002 included severance accrued related to former executives of both Newmark and Engle and $5.5 million in legal, consulting and advisory fees.

      During the nine months ended September 30, 2002, in connection with our June 2002 Notes Offering, we recognized a loss on the early retirement of debt of $5.4 million. This charge relates to the exit fees incurred and the write off of unamortized deferred finance costs associated with the then existing borrowings.

     Financial Services

      Financial Services revenues increased to $12.9 million during the three months ended September 30, 2003, from $10.1 million during the three months ended September 30, 2002. Our Financial Services revenues increased to $35.6 million during the nine months ended September 30, 2003, from $26.1 million during the nine months ended September 30, 2002. The increase in Financial Services revenues is primarily attributable to an increase in the number of closings by our mortgage and title operations. The number of closings at our mortgage operations increased to 1,281 and 3,405 for the three and nine months ended September 30, 2003, respectively, from 1,030 and 2,716 for the three and nine months ended September 30, 2002, respectively.

The number of closings at our title operations increased to 5,808 and 16,073 for the three and nine months ended September 30, 2003, respectively, from 4,435 and 12,567 for the three and nine months ended September 30, 2002, respectively. Our Financial Services segment capture ratios have remained relatively consistent with the corresponding quarter in the prior year. Our mortgage operations capture ratio was 58% for the nine months ended September 30, 2003, as compared to 60% for the nine months ended September 30, 2002. Our title operations capture ratio was 81% for the nine months ended September 30, 2003, as compared to 83% for the nine months ended September 30, 2002.

      Financial Services expenses increased to $8.1 million for the three months ended September 30, 2003, from $6.4 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, Financial Services expenses increased to $21.7 million from $15.3 million for the nine months ended September 30, 2002. The increases in Financial Services expenses of 26% and 42%, for the three and nine months ended September 30, 2003, respectively, are primarily attributable to the increased revenues and the expansion into new markets.

     EBITDA

      During the three months ended September 30, 2003, we generated EBITDA of $46.0 million as compared to $50.7 million during the three months ended September 30, 2002. The decrease in EBITDA is primarily a result of $1.1 million in severance charges incurred during the three months ended September 30, 2003, and a $5.9 million reversal of accrued merger expenses during the three months ended September 30, 2002. During the nine months ended September 30, 2003, we generated EBITDA of $129.4 million, as compared to $100.5 million during the nine months ended September 30, 2002. The increase in EBITDA is primarily a result of $18.6 million in severance and merger related charges and a $5.4 million loss on the early retirement of debt incurred during the nine months ended September 30, 2002, as compared to severance charges of $0.5 million incurred during the nine months ended September 30, 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Consolidated Statement of Financial Condition and Related Data

      The following table includes selected consolidated statement of financial condition and related data (dollars in thousands):

	As of September 30,

	2002	2003

Cash — unrestricted	$52,684	$41,849
Inventory	$717,689	$1,041,350
Total assets	$976,898	$1,360,616
Homebuilding borrowings	$367,424	$531,671
Total borrowings (1)	$409,118	$574,045
Stockholders’ equity	$384,934	$467,743
Ratio of Homebuilding borrowings to total assets	37.6%	39.1%
Ratio of Homebuilding borrowings to capital (2)	48.8%	53.2%

(1)	Total borrowings includes Homebuilding borrowings and Financial Services borrowings.
(2)	Capital includes Homebuilding borrowings and stockholders’ equity. Capital excludes Financial Services borrowings.

Discussion of Financial Condition, Liquidity and Capital Resources

      Our Homebuilding operations’ primary uses of cash have been for land acquisitions, construction and development expenditures, and SG&A expenditures. Our sources of cash to finance these requirements have been primarily cash generated from operations and cash borrowed under our credit facilities. Our Financial

Services segment relies primarily on internally generated funds, which include the proceeds generated from the sale of mortgages, and from the mortgage operations’ warehouse line of credit to fund our operations.

      At September 30, 2003, we had unrestricted cash and cash equivalents of $41.8 million as compared to $49.2 million at December 31, 2002.

      During the nine months ended September 30, 2003, cash used in operating activities was $13.5 million as compared to cash used in operating activities of $7.5 million for the nine months ended September 30, 2002. This increase is primarily a result of an increase in inventory of $133.7 million, excluding the impact of our acquisitions, as compared to a $71.7 million increase in inventory for the nine months ended September 30, 2002. This increase in inventory is part of our strategy to increase the number of active communities and our land positions. During the nine months ended September 30, 2003, including the impact of our acquisitions, our controlled homesites increased to 47,618 from 26,320.

      Cash used in investing activities was $90.7 million during the nine months ended September 30, 2003, as compared to $6.3 million during the nine months ended September 30, 2002. The increase in the use of cash in investing activities is primarily due to the acquisitions made during the nine months ended September 30, 2003 and $18.1 million in additional consideration.

      On February 28, 2003, we acquired the net assets of The James Construction Company, a homebuilder operating in the greater Denver, Colorado area, for approximately $22.0 million in cash. In addition, we are obligated to pay an additional $1.4 million over a two year period.

      On February 6, 2003, we acquired the net assets of Trophy Homes, Inc., a homebuilder operating in Las Vegas, Nevada, and certain homesites for approximately $36.2 million in cash. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to an additional $2.5 million to the sellers over a two year period. Of this amount, we paid $1.3 million of additional consideration during the nine months ended September 30, 2003.

      As a result of the increases in our land positions and the recent acquisitions, our ratio of Homebuilding borrowings to total assets was 39.1% at September 30, 2003 as compared to 37.6% at September 30, 2002. Our ratio of Homebuilding borrowings to capital was 53.2% at September 30, 2003 as compared to 48.8% at September 30, 2002.

      On February 3, 2003, we issued $100.0 million of 9% Senior Notes due 2010 at a price of 94.836% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $93.6 million were primarily used to repay amounts outstanding under our revolving credit facility. The February 2003 Senior Notes were issued pursuant to an indenture with substantially the same terms and conditions as the indenture pursuant to which we issued the June 2002 Senior Notes.

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

      Interest on our outstanding senior notes and senior subordinated notes is payable on January 1 and July 1 of each year. The senior notes are guaranteed by all of our material domestic subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to the senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt and are guaranteed on a senior subordinated basis by all of our material domestic subsidiaries. The indentures governing the senior and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities. The interest rates on our outstanding senior and senior subordinated notes are higher than the collective interest rates on the obligations that were repaid. As a result of the higher interest rates and the assumption of approximately $75 million of Technical Olympic’s debt in connection with the merger of Engle Holdings, we anticipate that interest incurred will exceed the amounts which would have been incurred under the prior borrowings. Therefore, the increased interest incurred will have an effect on gross margins in future periods.

      On April 4, 2003, we amended our revolving credit facility to increase the amount we are permitted to borrow. Our revolving credit facility permits us to borrow to the lesser of (i) $315.0 million, or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt, and to issue letters of credit up to $80.0 million. In addition, we have the right to increase the size of the facility to provide for up to an additional $10.0 million of revolving loans, subject to meeting certain requirements. The revolving credit facility expires on June 26, 2005. As of September 30, 2003, we had drawn down $45.0 million and had issued letters of credit of $67.8 million and as a result, had $202.2 million in availability under the revolving credit facility. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citibank, N.A.’s base rate, (B) 0.5% plus the three week average of the reserve-adjusted three-month certificate of deposit rate and (C) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities to our tangible worth. At September 30, 2003, our loans outstanding under the revolving credit facility accrued interest at a rate of 5.12% per annum. The revolving credit facility requires us to (1) maintain specified financial ratios regarding leverage, interest coverage, consolidated tangible net worth and certain operational measurements and (2) satisfy certain financial condition tests. The revolving credit facility also places certain restrictions on, among other things, our ability to incur additional debt or liens, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates and merge or consolidate with other entities. The revolving credit facility is secured by a first-priority perfected lien on all capital stock of subsidiaries owned by us. Our obligations under the revolving credit facility are guaranteed by all our domestic subsidiaries (subject to certain limited exceptions).

      To fund the origination of residential mortgage loans, our subsidiary, Preferred Home Mortgage Company (“Preferred Home”) entered into a $65.0 million revolving warehouse line of credit, which we refer to as our warehouse line of credit. The warehouse line of credit is comprised of (1) a credit facility (the “PHMC Credit Facility”) providing for revolving loans of up to $40.0 million, subject to meeting borrowing base requirements based on the value of collateral provided and (2) mortgage loan purchase and sale agreements (the “Purchase Facility”) which provide for the purchase by the lender of up to $25.0 million in mortgage loans generated by Preferred Home. At no time may the amount outstanding under the facility plus the amount of purchased loans pursuant to the purchase and sale agreements exceed $65.0 million. The warehouse line of credit expires on November 21, 2003. As of September 30, 2003, we had $42.4 million outstanding under the warehouse line of credit. The PHMC Credit Facility bears interest, at Preferred Home’s option, at either, (1) the Federal Funds rate plus 1.375% or (2) the Eurodollar rate plus 1.25%. Amounts outstanding under the Purchase Facility bear interest at the Eurodollar rate plus 1.125%. As of September 30, 2003, our loans outstanding under the warehouse line of credit accrued interest at a blended rate of 2.46% per annum. The warehouse line of credit requires Preferred Home to maintain certain financial ratios and minimums. The warehouse line of credit is guaranteed by us and secured by funded mortgages which are pledged as collateral.

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

      At September 30, 2003, the amount of our annual debt service payments was $49.9 million. This amount included annual debt service payments on the senior and senior subordinated notes of $46.2 million and interest payments on the revolving credit facility, the warehouse line of credit, and other notes of $3.7 million based on the balances outstanding as of September 30, 2003. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payments by $0.9 million per year. The revolving credit facility terminates in June 2005 at which time we will be required to repay all outstanding principal. Under certain circumstances, we may extend the facility in one-year increments, for up to two additional years.

Backlog

      As of September 30, 2003, we had 3,327 units in backlog representing $902.9 million in revenue, as compared to 2,337 units in backlog representing $659.9 million in revenue as of September 30, 2002. This increase in revenue in backlog of 37% is primarily attributable to the units in backlog of our recent acquisitions as well as increased sales activity in several of our existing markets. Our average selling price of units in backlog has declined slightly to $271,000 from $282,000 as a result of our product diversification.

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

      These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital and land acquisition and development needs;

•	our expectations regarding the successful completion of our transition plan and the anticipated benefits resulting from the implementation of our transition plan;

•	our estimates regarding the timing of completion of the various components of our transition plan;

•	our expectations regarding the timing and benefits of expenditures related to our transition plan;

•	our estimates regarding SG&A expenses to be incurred during 2004;

•	our expectations regarding the effect of increased interest on our gross margins in future periods;

•	the impact of inflation on our future results of operations;

•	our ability to pass through to our customers in the form of increased sales prices any increases in our costs; and

•	our estimates regarding the financial impact of adopting certain recently issued accounting pronouncements.

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

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities;

•	our relationship with Technical Olympic S.A. and its control over our business activities;

•	our ability to successfully integrate and to realize the expected benefits of recent acquisitions;

•	any delays or difficulties encountered in completing our transition plan or any negative effects resulting from the implementation of our transition plan;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business;

•	a decline in the demand for, or the prices of, housing;

•	a decline in the value of the land and home inventories we maintain;

•	an increase in the cost of, or shortages in the availability of, skilled labor or construction materials;

•	an increase in interest rates;

•	our ability to successfully dispose of developed properties or undeveloped land or lots at expected prices and within anticipated time frames;

•	our ability to compete in our existing and future markets; and

•	an increase or change in governmental regulations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      As a result of our notes offerings, at September 30, 2003, $485.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing construction loans, warehouse line of credit, and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime and LIBOR lending rates, both upwards and downwards. We have not entered into derivative financial instruments for trading or speculative purposes. As of September 30, 2003, we had an aggregate of approximately $94.2 million drawn under our bank loan arrangements that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $0.9 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.

      The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of September 30, 2003:

	Expected Maturity Date
	(in thousands)

Liabilities	2003	2004	2005	2006	2007	Thereafter	Fair Value

Long-term debt	—	—	—	—	—	—	—
Fixed rate (9.0%)	—	—	—	—	—	$300,000	$322,680
Fixed rate (10 3/8%)	—	—	—	—	—	$185,000	$189,181
Variable rate, revolving loan (5.12% at September 30, 2003)	—	—	$45,000	—	—	—	$45,000
Variable rate, warehouse line of credit (2.64% at September 30, 2003)	$42,374	—	—	—	—	—	$42,374
Other homebuilding borrowings (at various interest rates ranging from 4.0% to 6.0%)	$811	$392	$5,633	—	—	—	$6,836

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

      In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2003. Based on such evaluation, such officers have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number
		Description
10.	35	Amendment to Employment Agreement, dated as of July 15, 2003, between Technical Olympic USA, Inc. and Antonio B. Mon.

10.	36	Fifth Amendment to Credit Agreement, effective as of September 22, 2003, between Preferred Home Mortgage Company and Guaranty Bank.

31.	1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report.

      On July 24, 2003, we filed a Current Report on Form 8-K furnishing information under Items 7 and 12 regarding certain operational data for the quarter ended June 30, 2003, and to reaffirm previous earnings guidance.

      On August 6, 2003, we filed a Current Report on Form 8-K furnishing information under Items 7 and 12 regarding operational and financial results for the three and six months ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNICAL OLYMPIC USA, INC.

Date: October 31, 2003	By: /s/ TOMMY L. MCADEN TOMMY L. MCADEN Vice President — Finance and Administration and Chief Financial Officer

Date: October 31, 2003	By: /s/ RANDY L. KOTLER RANDY L. KOTLER Vice President — Chief Accounting Officer