Form 10-K
period 2003-12-31
TECHNICAL OLYMPIC USA INC
filed 2004-02-10
CIK 1046578

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-23677

Technical Olympic USA, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0460831
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4000 Hollywood Boulevard, Suite 500 North Hollywood, Florida (Address of Principal Executive Offices)	33021 (Zip Code)

Registrant’s telephone number, including area code:

(954)364-4000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $60.5 million as of June 30, 2003.

     As of February 6, 2004, there were 29,889,036 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement for its 2004 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2003, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

      We design, build and market high quality detached single-family residences, town homes, and condominiums. We operate in markets characterized by strong population and income growth. Currently we conduct homebuilding operations in 14 metropolitan markets, located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West.

      For the year ended December 31, 2003, we delivered 6,135 homes, with an average sales price of $262,000 and generated approximately $1.6 billion in revenues from home sales and $82.7 million in income from continuing operations. Our backlog of homes at December 31, 2003 was 3,128 homes under contract, representing $855.4 million in expected revenues.

      We market our homes to a diverse group of homebuyers, including “first-time” homebuyers, “move-up” homebuyers, homebuyers who are relocating to a new city or state, buyers of second or vacation homes, active-adult homebuyers and homebuyers with grown children who want a smaller home (“empty-nesters”). Our homes are marketed under various brand names, including Engle Homes, Newmark Homes, Fedrick, Harris Estate Homes, Marksman Homes, D.S. Ware Homes, Masonry Homes, Trophy Homes and James Company. As of December 31, 2003, we either owned or had options to acquire approximately 48,200 homesites, and we were actively marketing in 217 communities.

      As part of our objective to provide homebuyers a seamless home purchasing experience, we have developed, and are expanding, our complementary financial services business. As part of this business, we provide mortgage financing and closing services and offer title, homeowners’ and other insurance products. Our mortgage financing operation’s revenues consist primarily of origination and premium fee income, interest income and the gain on the sale of the mortgages, as we sell substantially all of our mortgages and the related servicing rights to third-party investors. Our mortgage financing services are used primarily by buyers of our homes, although we also offer these services to existing homeowners refinancing their mortgages. By comparison, our closing services and our insurance agency operations are used by our homebuyers as well as a broad range of other clients purchasing or refinancing residential or commercial real estate.

Business Strategies

Capitalize on Growth Potential in Our Current Markets

      We believe that a significant portion of our future growth will stem from our ability to increase our homes sales and capture additional market share within our current markets. Currently, we conduct homebuilding operations in 14 metropolitan markets, each of which is highly fragmented with numerous smaller homebuilders. Our reputation as a high quality homebuilder combined with our financial resources gives us an advantage over many smaller homebuilders with whom we compete. Based on management estimates, we are positioned as a top-five homebuilder in three of our current markets. Consequently, we have an opportunity to significantly strengthen our market position by expanding our product offerings and increasing the number of our active selling communities. Our current markets have demonstrated solid income and population growth trends. As a result, we expect that strong demand for new housing in our current markets will also contribute to our growth. By leveraging our current operations, we believe that we will, over time, maximize our financial returns, strengthen our margins and increase our revenues and profitability.

Implement Performance Improvement and Best Practices Initiatives

      As part of our goal of strengthening our financial returns, we continuously monitor and evaluate our systems, practices and procedures in order to improve our operations. To assist with the measurements of our results and the results of our operating divisions, we utilize a detailed “Performance Improvement Plan” that focuses on techniques to enhance operating efficiencies. We have, and will continue to, implement best practices across our operating divisions and believe that this operating strategy has allowed, and will continue to allow, us to:

•	implement innovative information systems to, among other things, monitor homebuilding production, scheduling and budgeting and facilitate communication among our divisions with respect to the design and construction of our homes;

•	reduce the time necessary to complete each stage in the homebuilding process;

•	effectively manage our inventory of homes;

•	use our purchasing power to achieve volume discounts and the best possible service from our vendors; and

•	achieve more favorable pricing of homesite premiums and options.

Grow Our Financial Services Business

      Our financial services operations require minimal capital investment and are highly profitable because of the high margins we obtain from our mortgage financing operation and the high volume of transactions generated from our title insurance and closing services operations. We believe that these financial services complement our homebuilding operations and provide homebuyers a seamless home purchasing experience. For the year ended December 31, 2003, approximately 8% of our homebuyers paid in cash and 59% of our non-cash homebuyers used the services of our mortgage business, while 82% of our homebuyers used our title and closing services and 19% used our insurance agencies to obtain insurance. We believe that we have an opportunity to grow our financial services business by:

•	increasing the percentage of our homebuyers who use our financial services;

•	marketing our financial services more actively to buyers of homes built by other homebuilders, including smaller homebuilders that do not provide their own financial services; and

•	offering additional services that complement our existing financial services in all our markets.

Selectively Expand Into New Markets

      We intend to supplement our primary growth strategy of expansion in our current markets with a disciplined, financial return oriented approach to entering new markets. We will focus on entering metropolitan areas that have favorable homebuilding characteristics, including availability of strong management with local market expertise as well as solid income and population growth trends, significant single-family home permit activity, a diversified economy and an adequate supply of obtainable homesites. We believe this long-term emphasis on geographic diversification across a range of growing markets with strong fundamentals will enable us to minimize our exposure to adverse economic conditions, seasonality and housing cycles in individual local markets. We will enter new markets through strategic acquisitions of other homebuilders and, to the extent we enter new markets that complement and/or are in close proximity to our current markets, we will utilize our existing management expertise and resources to establish operations.

Homebuilding Operations

Markets

      We operate in 14 metropolitan markets located in four major geographic regions: Florida; the Mid-Atlantic; Texas; and the West.

Florida	Mid-Atlantic	Texas	West

Jacksonville	Baltimore/Southern Pennsylvania	Austin	Colorado
Orlando	Nashville	Dallas/Ft. Worth	Las Vegas
Southeast Florida	Northern Virginia	Houston	Phoenix
Southwest Florida		San Antonio

      For the year ended December 31, 2003, none of our metropolitan markets represented more than 15% of our total revenues. We select our target geographic markets based on, among other things, historical and projected population growth, projected job growth, regional economic conditions, availability of strong management with local expertise, land availability, single-family home permit activity and price, the local land development process, consumer tastes, competition, housing inventory and secondary home sales activity.

      Florida. Our Florida region is comprised of four metropolitan markets: Jacksonville; Orlando; Southeast Florida, which is comprised of Broward, Palm Beach, Martin, Port St. Lucie and Indian River Counties; and Southwest Florida, which is comprised of Fort Myers and Naples. We conduct business in our Orlando, Southeast Florida and Southwest Florida markets under the Engle Homes brand name. We entered the Jacksonville market in October 2002 through the acquisition of D.S. Ware Homes. We have continued to conduct business in Jacksonville under the D.S. Ware Homes brand name but intend to soon begin conducting business in that division under the Engle Homes brand name instead. For the year ended December 31, 2003, we delivered 2,311 homes in Florida, generating $562.5 million, or 35% of our revenues from home sales.

      Mid-Atlantic. Our Mid-Atlantic region is comprised of three metropolitan markets: Baltimore, Maryland/Southern Pennsylvania; Nashville, Tennessee; and Northern Virginia. We entered the Baltimore market in November 2002 through the acquisition of Masonry Homes and continue to conduct business in this market under the Masonry Homes brand name. We conduct business in Nashville under the Newmark Homes and Fedrick, Harris Estate Homes brand names. We conduct business in Northern Virginia under the Engle Homes brand name. For the year ended December 31, 2003, we delivered 636 homes in our Mid-Atlantic region generating $209.3 million, or 13% of our revenues from home sales.

      Texas. Our Texas region is comprised of four metropolitan markets: Austin; Dallas/Ft. Worth; Houston; and San Antonio. We conduct business in all of our markets in Texas under the Newmark Homes brand name. We also conduct business under the Engle Homes brand name in the Dallas/Fort Worth market and under the Fedrick, Harris Estate Homes brand name in Austin, Dallas and Houston. We build in both mini-master and master plan communities in Texas. In addition, to meet varying local demand in each of our Texas markets, a considerable number of our homes in the Texas market are built as “speculative” homes, which means we build the homes prior to having sold them. The number of speculative homes we build in any given community or market is influenced by local market factors, such as new employment opportunities, significant job relocations, housing demand, local market customs and the length of time we have operated in the market. For the year ended December 31, 2003, we delivered 1,557 homes in Texas, generating $407.4 million, or 25% of our revenues from home sales.

      West. Our West region is comprised of three metropolitan markets: the Colorado Front Range, which is comprised of Denver, Boulder and Colorado Springs; Las Vegas, Nevada; and Phoenix, Arizona. In our Colorado market we conduct business under the Engle Homes brand name. During 2003 we expanded our operations in Colorado through the acquisition of The James Construction Company, and we have continued to conduct business in the greater Denver area under The James Company brand name. Also during 2003, we entered the Las Vegas market through the acquisition of Trophy Homes. We continue to conduct business in Las Vegas under the Trophy Homes brand name. In the Phoenix market, we conduct business under the Engle Homes brand name. For the year ended December 31, 2003, we delivered 1,631 homes in our West region generating $425.1 million, or 27% of our revenues from home sales.

Product Mix

      We select our product mix in a particular geographic market based on the demographics of the market, demand for a particular product, margins and the economic strength of the market. We regularly review our product mix in each of our markets so that we can quickly respond to market changes and opportunities.

      For the year ended December 31, 2003, we generated 39% of our revenues from home sales from homes in the $200,000 to $300,000 price range, 24% of our revenues from home sales from homes in the $300,000 to $400,000 price range, 19% of our revenues from home sales from homes in the under $200,000 price range, and 18% of our revenues from home sales from homes in the over $400,000 price range.

Land and Homesites

      Land is a key raw material and one of our most valuable assets. We believe that by acquiring land and homesites in premier locations, we enhance our competitive standing and reduce our exposure to economic downturns. We believe that homes in premier locations continue to attract homebuyers in both strong and weak economic conditions. We consider that our disciplined acquisition strategy of balancing homesites and land we own and those we can acquire under option contracts provides us access to a substantial supply of quality homesites and land while conserving our invested capital and optimizing our returns.

      Types of Land and Homesites. In our homebuilding operations, we only acquire land or homesites that are “entitled.” Land is entitled when all requisite residential zoning has been obtained for it. We attempt to acquire entitled land and homesites that also have water and sewage systems, streets and other infrastructure in place (we refer to these properties as “developed homesites”) because they are ready to have houses built on them. Before we can build a house on an entitled homesite that is not developed, the necessary infrastructure must be put in place. We generally acquire homesites that are located adjacent to or near our other homesites in a community, which enables us to build and market our homes more cost efficiently than if the homesites were scattered throughout the community. Cost efficiencies arise from economies of scale, such as shared marketing expenses and project management.

      Land Acquisition Policies. We have adopted strict land acquisition policies and procedures that cover all homesite acquisitions, including homesites acquired through option contracts. These policies and procedures impose strict standards for assessing all proposed land purchases with the goal of minimizing risk and maximizing our financial returns.

      Initially, our experienced management teams in each of our divisions conduct extensive analysis on the local market to determine if we want to enter, or expand, our operations in that market. As part of this analysis, we review a variety of factors, including:

•	historical and projected population and employment rates for the surrounding area;

•	demographic information such as age, education and economic status of the homebuyers in the area;

•	suitability for development within two to four years of acquisition;

•	desirability of location, including proximity to metropolitan area, local traffic corridors and amenities; and

•	prices of comparable new and resale houses in the area.

      We then evaluate and identify specific homesites in desirable locations that are consistent with our strategy for the particular market, including the type of home and anticipated sales price that we wish to offer in the community. In addition, we review:

•	estimated costs of completed homesite development;

•	current and anticipated competition in the area, including the type and anticipated sales price of homes offered by our competitors;

•	opportunity to acquire additional homesites in the future, if desired; and

•	results of financial analysis, such as projected profit margins and return on invested capital.

      In addition, we conduct environmental due diligence, including on-site inspection and soil testing, and confirm that the land has the necessary zoning and other governmental entitlements required to develop and use the property for residential home construction.

      Each land acquisition proposal, which contains specific information relating to the market, property and community, is then subject to review and approval by our Management Executive Committee. The Management Executive Committee is comprised of our senior corporate officers and representatives from our Homebuilding operations.

      Land Supply. We acquire the land and homesites we require for our homebuilding operations through a combination of purchases and option contracts. Under the option contracts, we purchase the right, but not the obligation, to buy homesites at predetermined prices on a predetermined takedown schedule anticipated to be commensurate with home starts. Homesite option contracts are nonrecourse, thereby limiting our financial exposure to non-refundable deposits, which are typically less than 20% of the underlying purchase price. This enables us to control significant homesite positions with a minimal capital investment and reduces the risks associated with land ownership and development. We believe that our local reputation with land sellers or developers provides us a competitive advantage in acquiring homesites through option contracts. At December 31, 2003, we had approximately 35,800 homesites under option or similar contracts, representing approximately 74% of our total homesite supply, and we had approximately $78.7 million in deposits under those option contracts.

      As of December 31, 2003, we had approximately 48,200 homesites which were either owned or controlled under option contracts in our homesite inventory. This represents supply for approximately four years of operations, based on our current projections for home sales. The table below shows our homesite inventory by region and in total for the periods indicated:

	At December 31,

	2001	2002	2003

Florida	4,800	11,300	19,900
Mid-Atlantic	2,200	4,950	4,900
Texas	3,900	5,050	8,100
West	4,100	5,000	15,300

Total(1)	15,000	26,300	48,200

(1)	Includes approximately 7,600, 16,500, and 35,800 homesites under option contracts as of December 31, 2001, 2002, and 2003, respectively.

      As part of our land inventory management strategy, we occasionally exchange or sell a portion of the homesites and land that we have purchased to third-party builders. Our division managers are constantly reviewing the competitive landscape and characteristics of each of our local markets. As we determine that certain types of homes, homes with certain anticipated prices or homes in certain communities are either selling quicker or at better margins, we will exchange or sell our homesites or land for other homesite or land options to capitalize on the market opportunities.

Purchasing

      We use our purchasing power to achieve volume discounts and the best possible service from our vendors, thereby reducing costs, ensuring timely deliveries and reducing the risk of supply shortages due to allocations of materials. We have negotiated price arrangements, which we believe are favorable, to purchase lumber, sheetrock, appliances, heating and air conditioning, counter tops, bathroom fixtures, roofing and insulation products, concrete, bricks, floor coverings and other housing equipment and materials. Our purchase contracts are with high quality national and regional suppliers. There are no minimum purchase requirements for these arrangements, with flexibility reserved for each division to make independent purchasing decisions.

Design

      To appeal to the tastes and preferences of local communities, we expend considerable effort in developing an appropriate design and marketing concept for each community, including determining the size, style and price range of the homes and, in certain projects, the layout of streets, individual homesites and overall community design. In addition, in certain markets, outside architects who are familiar with the local communities in which we build, assist us in preparing home designs and floor plans. The product line that we offer in a particular community depends upon many factors, including the housing generally available in the area, the needs of the particular market and our costs of homesites in the community. To improve the efficiency of our design process and make full use of our resources and expertise, we maintain a company-wide database of detailed information relating to the design and construction of our homes, including architectural plans previously or currently used in our other communities.

Design Centers

      We maintain design centers in most of our markets as part of our marketing process and to assist our homebuyers in selecting options and upgrades which can result in additional revenues. The design centers heighten interest in our homes by allowing homebuyers to participate in the design process and introducing homebuyers to the various flooring, lighting, fixtures and hardware options available to them. In keeping with our regional approach, each region decides what type of design center is suitable for the local area. While the size and content of our design centers vary between markets, the focus of all of our design centers is on making the homebuyer’s selection process less complicated and an enjoyable experience, while increasing our profitability.

Construction

      Subcontractors perform substantially all of our construction work. Our construction superintendents monitor the construction of each home, coordinate the activities of subcontractors and suppliers, subject the work of subcontractors to quality and cost controls and monitor compliance with zoning and building codes. We typically retain subcontractors pursuant to a contract that obligates the subcontractor to complete construction at a fixed price in a “workmanlike manner.” In addition, under these contracts the subcontractor generally provides us with standard indemnifications and warranties. Typically, we work with the same subcontractors within each market, which provides us with a stable and reliable work force and better control over the costs and quality of the work performed. Although we compete with other homebuilders for qualified subcontractors, we have established long-standing relationships with many of our subcontractors and have not experienced any material difficulties in obtaining the services of desired subcontractors.

      We typically complete the construction of a home within four to five months. Construction time, however, depends on weather, availability of labor, materials, supplies and other factors. We do not maintain significant inventories of construction materials, except for materials related to work in progress for homes under construction. Generally, the construction materials used in our operations are readily available from numerous sources. We have established price arrangements or contracts, which we believe are favorable, with suppliers of certain of our building materials, but we are not under specific purchasing requirements. In recent years, we have not experienced significant delays in construction due to shortages of materials.

      We have, and will continue to establish, and maintain information systems and other practices and procedures that allow us to more effectively manage our subcontractors and the construction process. For example, we have implemented information systems that monitor homebuilding production, scheduling and budgeting. We believe that this program has and will continue to improve our efficiency and decrease our construction time.

Marketing and Sales

      We market our homes under various brand names, including Engle Homes, Newmark Homes, Fedrick, Harris Estate Homes, Marksman Homes, D.S. Ware Homes, Masonry Homes, Trophy Homes and James Company. We believe our brands are widely recognized in the markets in which we operate for providing quality homes in desirable locations and enjoy a solid reputation among potential homebuyers.

      We build and market different types of homes to meet the needs of different homebuyers and the needs of different markets. We employ a variety of marketing techniques to attract potential homebuyers through numerous avenues, including Internet web sites for our various homebuilding brands and subsidiaries, advertising and other marketing programs. We advertise on television, in newspapers and other publications, through our own brochures and newsletters, on billboards and in brochures and newsletters produced and distributed by real estate and mortgage brokers. Some of our suppliers participate in our advertising and promotional materials, either through co-branding, cost-sharing or through rebates.

      We typically conduct home sales activities from sales offices located in furnished model homes in each community. We use commissioned sales personnel who assist prospective buyers by providing them with floor plans, price information, tours of model homes and information on the available options and other custom features. We provide our sales personnel with extensive training, and we keep them updated as to the availability of financing, construction schedules and marketing and advertising plans to facilitate their marketing and sales activities. We supplement our in-house training program with training by outside sales and marketing consultants.

      We market and sell homes through our own commissioned sales personnel and in cooperation with independent real estate brokers. Because approximately 57% of our sales (based on homes delivered) originate from independent real estate brokers, we sponsor a variety of programs and events, including breakfasts, contests and other events to provide the brokers with a level of familiarity with our communities, homes and financing options necessary to successfully market our homes. We also offer other incentives to brokers to actively market our homes.

      Sales of our homes generally are made pursuant to a standard sales contract that is tailored to the requirements of each jurisdiction. Generally, our sales contracts require a deposit of a fixed amount (typically up to $5,000) on our less expensive homes or as a percentage of the sales price (typically 5% to 10%) on our more expensive homes. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates cannot be obtained within a specified period, typically 30 days from the signing. The contract may include other contingencies, such as the prior sale of a buyer’s existing home. We estimate that the average period between the execution of a sales contract for a home and closing is approximately four to six months for presold homes.

Customer Service and Quality Control

      Our operating divisions are responsible for both pre-delivery quality control inspections and responding to customers’ post-delivery needs. We believe that the prompt, courteous response to homebuyers’ needs reduces post-delivery repair costs, enhances our reputation for quality and service and ultimately leads to significant repeat and referral business. We conduct home orientations and pre-delivery inspections and interviews with homebuyers immediately before closing. In conjunction with these inspections, we create a list of unfinished construction items and address outstanding issues promptly.

      An integral part of our customer service program includes post-delivery interviews. In most of our markets we contract independent third parties to conduct periodic post-delivery evaluations of the customer’s satisfaction with their home, as well as the customer’s experience with our sales personnel, construction department and title and mortgage services. Typically, approximately one year after we sell a home we arrange for follow-up interviews with the homeowner to determine the level of the homeowner’s continued satisfaction. These interviews provide us with a direct link to the customer’s perception of the entire buying experience as well as valuable feedback on the quality of the homes we deliver and the services we provide.

Warranty Program

      For all homes we build, we provide our homebuyers with a one-year or two-year limited warranty of workmanship and materials, and an eight-year or ten-year limited warranty covering major structural defects. The extent of these warranties may differ in some or all of the states in which we operate. We currently have a homebuilder protective policy which covers warranty claims for structure and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. We have, and are continuing to implement, a warranty administration program in conjunction with our homebuilder protective policy insurance carrier that we believe will allow us to more effectively manage and resolve our warranty claims. We subcontract homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance before receiving payments for their work and, therefore, claims relating to workmanship and materials are the primary responsibility of our subcontractors. However, there is no assurance that we will be able to enforce these contractual indemnities. After we deliver a home, we process all warranty requests through our customer service departments located in each of our markets. In most instances, a customer service manager inspects the warranty request within 48 hours of receipt. If a warranty repair is necessary, we manage and supervise the repair to ensure that the appropriate subcontractor takes prompt and appropriate corrective action. Additionally, we have developed a pro-active response and remediation protocol to address any warranty claim that may result in mold damage. We generally have not had any material litigation or claims regarding warranties or latent defects with respect to construction of homes. Current claims and litigation are expected to be substantially covered by our reserves or insurance.

Financial Services

      As part of our objective to provide homebuyers a seamless home purchasing experience, we have developed, and are expanding, our complementary financial services business. As part of this business, we provide mortgage financing and closing services and offer title, homeowners’ and other insurance products. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. By comparison, our closing services and our insurance agency operations, are used by our homebuyers as well as a broad range of other clients purchasing or refinancing residential or commercial real estate.

      Our mortgage business consists of providing our homebuyers and third party homebuyers with loan origination services, purchase financing and, to a lesser extent, mortgage refinancing. We are an approved seller/servicer of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Housing Administration, Veteran’s Association and U.S. Department of Housing and Urban Development loans. We sell substantially all of our loans and the related servicing rights to third-party investors. We conduct this business through our subsidiary, Preferred Home Mortgage Company. Preferred Home has its headquarters in Boca Raton, Florida and has offices in each of our markets.

      For the year ended December 31, 2003, approximately 8% of our homebuyers paid in cash and 59% of our non-cash homebuyers utilized the services of our mortgage business. We believe we have an opportunity to expand this business, particularly in our recently-acquired markets. We originated approximately $1.2 billion aggregate principal amount of mortgage loans for the year ended December 31, 2003. After excluding revenues and expenses from intercompany transactions, our mortgage business generated pretax income of $14.3 million for the year ended December 31, 2003.

      Through our title services business, we, as agent, obtain competitively-priced title insurance for, and provide closing services to, our homebuyers as well as third party homebuyers. We conduct this business through our subsidiary, Universal Land Title, Inc. and its subsidiaries. Universal operates as a traditional title agency with its headquarters in West Palm Beach, Florida and has 22 additional offices.

      Universal Land Title works with national underwriters and lenders to facilitate client service and coordinate closing at its offices. It is equipped to handle e-commerce applications, e-mail closing packages, digital document delivery and web-based closings. The principal sources of revenues generated by our title insurance business are fees paid to Universal Land Title for title insurance obtained for our homebuyers and other third party residential purchasers.

      For the year ended December 31, 2003, approximately 82% of our homebuyers used Universal Land Title or its affiliates for their title insurance agency and closing services. We continue to expand our title services business to markets not currently served by Universal Land Title. After excluding revenues and expenses from intercompany transactions, our title services business generated pre-tax income of $1.2 million for the year ended December 31, 2003. Third party homebuyers (or non-company customers) accounted for 89% of our title services business revenue for the year ended December 31, 2003.

      Alliance Insurance and Information Services, LLC, owned by Universal Land Title, is a full service insurance agency serving all of our markets. Alliance markets homeowners’, flood and auto insurance directly to homebuyers and others in all of our markets and also markets life insurance in Florida. Interested homebuyers obtain free quotes and have the necessary paperwork delivered directly to the closing table for added convenience. For the year ended December 31, 2003, 19% of our homebuyers used Alliance for their insurance needs.

Governmental Regulation

      We must comply with state and local laws and regulations relating to, among other things, zoning, treatment of waste, land development, required construction materials, density requirements, building design and elevation of homes, in connection with the construction of our homes. These include laws requiring use of construction materials that reduce the need for energy-consuming heating and cooling systems. In addition, we and our subcontractors are subject to laws and regulations relating to employee health and safety. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws that require that commitments to provide roads and other infrastructure be in place prior to the commencement of new construction. These laws and regulations are usually administered by individual counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

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

      Our title insurance agency subsidiaries must comply with applicable insurance laws and regulations. Our mortgage financing subsidiaries must comply with applicable real estate lending laws and regulations. The mortgage financing and title insurance subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states regarding mortgage financing and title insurance companies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, forms of policies and premiums.

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

      We compete with other mortgage lenders, including national, regional and local mortgage bankers, savings and loan associations and other financial institutions, in the origination, sale and servicing of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other insurance agencies, including national, regional and local insurance agencies, in the sale of title insurance, homeowner insurance and related insurance services. Principal competitive factors include cost and other features of insurance products available to the consumer.

Seasonality

      The homebuilding industry tends to be seasonal, as generally there are more homes sold in the spring and summer months when the weather is milder, although the rate of sales contracts for new homes is highly dependent on the number of active communities and the timing of new community openings. We operate primarily in the Southwest and Southeast, where weather conditions are more suitable to a year-round construction process than in other parts of the country. Because new home deliveries trail new home contracts by several months, we typically have the greatest percentage of home deliveries in the fall.

Backlog

      As of December 31, 2003, we had 3,128 homes in backlog representing $855.4 million in revenue, as compared to 2,280 homes in backlog representing $636.9 million in revenue as of December 31, 2002. Backlog represents home purchase contracts that have been executed and for which earnest money deposits have been received, but for which the sale has not yet closed. We do not record home sales as revenues until the closings occur. Historically, substantially all of the homes in our backlog at any given point in time have been closed in the following 12-month period. Although cancellations can disrupt anticipated home closings, we believe that cancellations have not had a material negative impact on our operations or liquidity during the last several years. We attempt to reduce the cancellations by reviewing each homebuyer’s ability to obtain mortgage financing early in the sales process and by closely monitoring the mortgage approval process.

Employees

      At December 31, 2003, we employed 1,701 people. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

RISK FACTORS

Risks Related to Our Business

Economic downturns in the geographic areas in which we operate could adversely affect demand and prices for new homes in those areas and could have an adverse effect on our revenues and earnings.

      Although we operate in 14 major metropolitan markets, our operations are concentrated in the southwestern and southeastern United States. Adverse economic or other business conditions in these regions or in the particular markets in which we operate, all of which are outside of our control, could have an adverse effect on our revenues and earnings.

We may not be able to acquire suitable land at reasonable prices, which could increase our costs and reduce our earnings and profit margins.

      We have experienced an increase in competition for available land and developed homesites in some of our markets as a result of the strength of the economy in many of these markets over the past few years and the availability of more capital to major homebuilders. Our ability to continue our development activities over the long-term depends upon our ability to locate and acquire suitable parcels of land or developed homesites to support our homebuilding operations. As competition for land increases, the cost of acquiring it may rise, and the availability of suitable parcels at acceptable prices may decline. If we are unable to acquire suitable land or developed homesites at reasonable prices, it could limit our ability to develop new projects or result in increased land costs that we may not be able to pass through to our customers. Consequently, it could reduce our earnings and profit margins.

Our significant level of debt could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.

      We currently have a significant amount of debt, and our ability to meet our debt service obligations will depend on our future performance. Numerous factors outside of our control, including changes in economic or other business conditions generally or in the markets or industry in which we do business, may adversely affect our operating results and cash flows, which in turn may affect our ability to meet our debt service obligations. As of December 31, 2003, on a consolidated basis, we had approximately $561.2 million aggregate principal amount of debt outstanding (including our revolving credit facility, our senior notes, our senior subordinated notes, our warehouse line of credit and our other credit facilities, but excluding consolidated land bank obligations of $242.7 million). As of December 31, 2003, we would have had the ability to borrow an additional $212.2 million under our revolving credit facility and $26.8 million under our warehouse line of credit, subject to our satisfying the relevant borrowing conditions in those facilities. In addition, subject to restrictions in our financing documents, we may incur additional debt.

      If we are unable to meet our debt service obligations, we may need to restructure or refinance our debt, seek additional equity financing or sell assets. We may be unable to restructure or refinance our debt, obtain additional equity financing or sell assets on satisfactory terms or at all.

Our debt instruments impose significant operating and financial restrictions which may limit our ability to refinance future operations or capital needs and pursue business opportunities, thereby limiting our growth.

      The indentures governing our outstanding notes and our revolving credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	create or permit certain liens, other than customary and ordinary liens;

•	sell assets other than in the ordinary course of our business;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	engage in transactions with affiliates; and

•	consolidate or merge with or into other companies or sell all or substantially all of our assets.

      These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our revolving credit facility requires us to maintain specified financial ratios and satisfy certain financial covenants, the indentures governing our outstanding notes require us to maintain a specified minimum consolidated net worth, and our warehouse line of credit requires us to maintain the collateral value of our borrowing base. We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our revolving credit facility and warehouse line of credit would prevent us from borrowing additional money under those facilities and could result in a default under those facilities and our other debt obligations. Our failure to maintain the specified minimum consolidated net worth under the indentures will require us to offer to purchase a portion of our outstanding notes. If we fail to purchase these notes, it would result in a default under the indentures and may result in a default under other debt facilities.

We may not be successful in our effort to identify, complete or integrate acquisitions, which could adversely affect our results of operations and future growth.

      A principal component of our strategy is to continue to grow profitably in a controlled manner, including, where appropriate, by acquiring other property developers or homebuilders. We may not be successful in implementing our acquisition strategy, and growth may not continue at historical levels or at all. The failure to identify or complete business acquisitions, or successfully integrate the businesses we acquire, could adversely affect our results of operations and future growth. Specifically, any delays or difficulties in converting our various information systems or implementing our internal policies and procedures could increase costs and otherwise affect our results of operations. Even if we overcome these challenges and risks, we may not realize the expected benefits of our acquisitions, if any.

We may need additional financing to fund our operations or for the expansion of our business, and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.

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

In the event that tax liabilities arise in connection with the restructuring, there can be no assurance that we will not be liable for such amounts.

      Prior to a restructuring transaction which occurred in October 2003, Technical Olympic, Inc., which we refer to as Technical Olympic, was the parent of our consolidated tax reporting group, and we were jointly and severally liable for any U.S. federal income tax owed by Technical Olympic or any other member of the consolidated group. As part of the restructuring, Technical Olympic was merged into TOI, LLC, a newly-formed limited liability company of which we are the sole member, and we became the parent of our consolidated tax reporting group. Also, as part of the restructuring, Technical Olympic

Services, Inc., which we refer to as TOSI, a newly-formed corporation wholly-owned by Technical Olympic S.A., assumed all liabilities of Technical Olympic. We do not believe that any material tax liabilities will arise by reason of the restructuring. However, there can be no assurance that material tax liabilities will not arise in connection with the restructuring, that we will not be held liable for such amounts or that we will be able to collect from TOSI any amounts for which they may have assumed liability. The assessment of material tax liabilities in connection with the restructuring could have an adverse effect on our financial condition and results of operations.

Technical Olympic S.A., our majority stockholder, can cause us to take certain actions or preclude us from taking actions without the approval of the other stockholders and may have interests that could conflict with your interests.

      Technical Olympic S.A. currently owns 73.95% of the voting power of our common stock. As a result, Technical Olympic S.A. has the ability to control the outcome of virtually all corporate actions requiring stockholder approval, including the election of a majority of our directors, the approval of any merger and other significant corporate actions. Technical Olympic S.A. may authorize actions or have interests that could conflict with those of our other shareholders.

Risks Related to Our Industry

Changes in economic or other business conditions could adversely affect demand and prices for new homes, which could decrease our revenues.

      The homebuilding industry historically has been cyclical and is affected significantly by adverse changes in general and local economic conditions, such as:

•	employment levels;

•	population growth;

•	consumer confidence and stability of income levels;

•	availability of financing for land and homesite acquisitions, construction and permanent mortgages;

•	interest rates;

•	inventory levels of both new and existing homes;

•	supply of rental properties; and

•	conditions in the housing resale market.

      Adverse changes in one or more of these conditions, all of which are outside of our control, could reduce demand and/or prices for new homes in some or all of the markets in which we operate. A decline in demand or the prices we can obtain for our homes could decrease our revenues.

We are subject to substantial risks with respect to the land and home inventories we maintain, and fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which would reduce our profit margins.

      As a homebuilder, we must constantly locate and acquire new tracts of land for development and developed homesites to support our homebuilding operations. There is a lag between the time we acquire land for development or developed homesites and the time that we can bring the communities to market and sell homes. Lag time varies on a project-by-project basis; however, historically, we have experienced a lag time of approximately 9 to 12 months. As a result, we face the risk that demand for housing may decline during this period and that we will not be able to dispose of developed properties or undeveloped land or homesites acquired for development at expected prices or within anticipated time frames or at all. The market value of home inventories, undeveloped land and developed homesites can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs (including interest on funds used to acquire land or build homes) can be significant and can adversely affect our performance. Because of these factors, we may be forced to sell homes or other property at a loss or for prices that generate lower profit margins than we anticipate. We may also be required to make material write-downs of the book value of our real estate assets in accordance with generally accepted accounting principles if values decline.

Supply risks and shortages relating to labor and materials can harm our business by delaying construction and increasing costs.

      The homebuilding industry from time to time has experienced significant difficulties with respect to:

•	shortages of qualified trades people and other labor;

•	inadequately capitalized local subcontractors;

•	shortages of materials; and

•	volatile increases in the cost of certain materials, including lumber, framing and cement, which are significant components of home construction costs.

      These difficulties can, and often do, cause unexpected short-term increases in construction costs and cause construction delays. In addition, to the extent our subcontractors incur increased costs associated with recent increases in insurance premiums and compliance with state and local regulations, these costs are passed on to us as. We are generally unable to pass on any unexpected increases in construction costs to those customers who have already entered into sales contracts, as those contracts generally fix the price of the house at the time the contract is signed, which may be up to one year in advance of the delivery of the home. Furthermore, sustained increases in construction costs may, over time, erode our profit margins. We have historically been able to offset sustained increases in the costs of materials with increases in the prices of our homes and through operating efficiencies. However, in the future, pricing competition may restrict our ability to pass on any additional costs, and we may not be able to achieve sufficient operating efficiencies to maintain our current profit margins.

Future increases in interest rates or a decrease in the availability of government-sponsored mortgage financing could prevent potential customers from purchasing our homes, which would adversely affect our revenues and profitability.

      Almost all of our customers finance their purchases through mortgage financing obtained from us or other sources. Increases in interest rates or decreases in the availability of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Housing Administration or Veteran’s Association mortgage financing could cause a decline in the market for new homes as potential homebuyers may not be able to obtain affordable financing. Increased interest rates can also limit our ability to realize our backlog because our sales contracts typically provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing at interest rates that were prevailing when they signed their contracts. In particular, because the availability of mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of those types of financing could reduce our home sales and the lending volume at our mortgage subsidiary. Even if our potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. Interest rates currently are at one of their lowest levels in decades, and any future increases in interest rates could adversely affect our revenues and profitability.

The competitive conditions in the homebuilding industry could increase our costs, reduce our revenues, and otherwise adversely affect our results of operations.

      The homebuilding industry is highly competitive and fragmented. We compete in each of our markets with numerous national, regional and local builders. Some of these builders have greater financial resources, more experience, more established market positions and better opportunities for land and homesite acquisitions than we do and have lower costs of capital, labor and material than us. Builders of new homes compete for homebuyers, as well as for desirable properties, raw materials and skilled subcontractors. The competitive conditions in the homebuilding industry could, among other things:

•	increase our costs and reduce our revenues;

•	make it difficult for us to acquire suitable land or homesites at acceptable prices;

•	require us to increase selling commissions and other incentives;

•	result in delays in construction if we experience a delay in procuring materials or hiring laborers; and

•	result in lower sales volumes.

      We also compete with resales of existing homes, available rental housing and, to a lesser extent, condominium resales. An oversupply of attractively priced resale or rental homes in the markets in which we operate could adversely affect our ability to sell homes profitably.

      Our financial services operations are also subject to competition from third-party providers, many of which are substantially larger, may have a lower cost of funds or overhead than we do, and may focus exclusively on providing such services.

We are subject to product liability and warranty claims arising in the ordinary course of business that could adversely affect our results of operations.

      As a homebuilder, we are subject in the ordinary course of our business to product liability and home warranty claims. We provide our homebuyers with a one-year or two-year limited warranty covering workmanship and materials and an eight-year or ten-year limited warranty covering major structural defects. Claims arising under these warranties and general product liability claims are common in the homebuilding industry and can be costly. Although we maintain product liability insurance, the coverage offered by, and availability of, product liability insurance for construction defects is currently limited and, where coverage is available, it may be costly. We currently have a homebuilder protective policy which covers warranty claims for structure and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. However, our product liability insurance and homebuilder protective policies contain limitations with respect to coverage, and there can be no assurance that these insurance rights will be adequate to cover all product liability and warranty claims for which we may be liable or that coverage will not be further restricted and become more costly. In addition, although we generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, we may be unable to enforce any such contractual indemnities. Uninsured and unindemnified product liability and warranty claims, as well as the cost of product liability insurance and our homebuilder protective policy, could adversely affect our results of operations.

We are subject to mold litigation and claims arising in the ordinary course of business that could adversely affect our results of operations.

      Recently, lawsuits have been filed against homebuilders and insurers asserting claims of property damages and personal injury caused by the presence of mold in residential dwellings. Some of these lawsuits have resulted in substantial monetary judgments or settlements. It is possible that insurance carriers may exclude coverage for claims arising from the presence of mold. Uninsured mold liability and claims could adversely affect our results of operations.

States, cities and counties in which we operate have, or may adopt, slow or no growth initiatives which would reduce our ability to build in these areas and could adversely affect our future revenues.

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

Our business is subject to governmental regulations that may delay, increase the cost of, prohibit or severely restrict our development and homebuilding projects.

      We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. In addition, we and our subcontractors are subject to laws and regulations relating to workers health and safety. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of the markets in which we operate, we are required to pay environmental impact fees, use energy saving construction materials and give commitments to provide certain infrastructure such as roads and sewage systems. We must also obtain permits and approvals from local authorities to complete residential development or home construction. The laws and regulations under which we and our subcontractors operate, and our and their obligations to comply with them, may result in delays in construction and development, cause us to incur substantial compliance and other increased costs, and prohibit or severely restrict development and homebuilding activity in certain areas in which we operate.

      Our financial services operations are subject to numerous federal, state and local laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and claims for monetary damages.

Our business revenues and profitability may be adversely affected by natural disasters or weather conditions.

      Homebuilders are particularly subject to natural disasters and severe weather conditions as they can delay our ability to timely complete homes, damage the partially complete or other unsold homes that are in our inventory and/or negatively impact the demand for homes. Our operations are located in many areas that are especially subject to natural disasters. To the extent that hurricanes, severe storms, floods, tornadoes or other natural disasters or similar weather events occur, our business may be adversely affected. To the extent our insurance is not adequate to cover business interruption or losses resulting from these events, our revenues and profitability may be adversely affected.

Item 2.     Properties

      We lease our executive offices located at 4000 Hollywood Blvd., Suite 500 N, Hollywood, Florida 33021. We own a 19,000 square foot facility in Sugar Land, Texas, which houses our Houston homebuilding operations and a design center, which allows a prospective homebuyer to view samples of some of the products and features we offer in our homes in Houston. We lease substantially all of the office space required for our homebuilding and financial services operations and our corporate offices and believe that our existing facilities are adequate for our current and planned levels of operations. We do not believe that any single leased property is material to our current or planned operations.

Item 3.     Legal Proceedings

      We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock began trading on the Nasdaq National Market on March 12, 1998 under the symbol “NHCH.” Following the merger on June 25, 2002, our common stock began trading under the symbol “TOUS.” The table below sets forth the high and low sales price for our common stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low

Fiscal Year Ended December 31, 2002
First Quarter	$17.85	$13.09
Second Quarter	$18.50	$13.00
Third Quarter	$16.99	$13.00
Fourth Quarter	$17.00	$13.10
Fiscal Year Ended December 31, 2003
First Quarter	$17.67	$13.56
Second Quarter	$27.27	$16.70
Third Quarter	$28.56	$23.20
Fourth Quarter	$34.82	$25.26

      As of February 6, 2004, there were approximately 29 record holders of our common stock.

      We did not declare or pay any cash dividends on our common stock during the twelve months ended December 31, 2002 or December 31, 2003. The credit agreement relating to our revolving credit facility and the indentures governing our senior notes and senior subordinated notes generally contain covenants that limit the amount of dividends or distributions we can pay on our common stock and the amount of common stock we can repurchase. Currently, under the terms of our revolving credit facility, we may not pay cash dividends in excess of 3% of our consolidated net income.

      We currently intend to adopt a formal dividend policy permitting our board of directors to declare, from time to time and upon unanimous consent, cash dividends, subject to the restrictions described above and applicable law.

      The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	Be Issued upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected
Plan Category	and Rights	Warrants and Rights	in Column(a))

	(a)	(b)	(a)
Equity compensation plans approved by security holders	3,436,491	$19.50	563,509
Equity compensation plans(a) not approved by security holders	*	*	*
Total	3,436,491	$19.50	563,509

Item 6.	Selected Financial Data

	Year Ended December 31,

	1999(1)	2000(2)(3)	2001(2)(3)	2002(2)(3)	2003

	(Dollars in thousands, except per share data)
Statement of Income Data:
Total revenues	$420,748	$549,228	$1,422,049	$1,414,287	$1,687,825
Homebuilding revenues	$420,748	$546,666	$1,392,912	$1,377,709	$1,642,574
Homebuilding gross profit	$75,156	$105,727	$284,626	$276,146	$323,214
Homebuilding pretax income	$24,547	$36,519	$128,534	$91,209	$114,711
Financial services pretax income	$—	$927	$11,449	$15,732	$15,555
Income from continuing operations before income taxes	$24,547	$37,446	$139,983	$106,941	$130,266
Income from continuing operations	$15,826	$23,774	$87,765	$67,041	$82,719
Share Data:
Income from continuing operations per share — basic	$1.38	$1.79	$3.15	$2.40	$2.94
Income from continuing operations per share — diluted	$1.38	$1.79	$3.15	$2.40	$2.92
Cash dividends per share(4)	$—	$—	$0.22	$—	$—
Statement of Financial Condition Data:
Inventory	$166,676	$613,095	$645,986	$753,872	$1,183,423
Total assets	$328,892	$868,553	$999,170	$1,034,888	$1,605,029
Homebuilding borrowings(5)	$105,876	$337,649	$308,697	$413,110	$497,919
Total borrowings(5)	$105,876	$346,720	$347,386	$461,419	$561,162
Stockholders’ equity	$109,618	$355,059	$413,370	$405,145	$536,410

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

(2)	On June 25, 2002, we completed the merger with Engle. As both entities were under the common control of Technical Olympic, the merger was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” we recognized the acquired assets and liabilities of Engle at their historical carrying amounts. As both entities became under common control of Technical Olympic on November 22, 2000, our financial statements and other operating data have been restated to include the operations of Engle from November 22, 2000. See note 1 to our consolidated financial statements included elsewhere in this Form 10-K.

(3)	On April 15, 2002, we completed the sale of Westbrooke Acquisition Corp., formerly one of our Florida homebuilding subsidiaries. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of Westbrooke’s operations have been classified as discontinued operations, and prior periods have been restated. See note 8 to our consolidated financial statements included elsewhere in this Form 10-K.

(4)	Cash dividends per share have been restated to reflect the total shares outstanding as a result of the merger.

(5)	Homebuilding borrowings and total borrowings do not include the consolidated land bank obligations of $30.0 million, $16.3 million and $242.7 million as of December 31, 2001, 2002, and 2003, respectively. For information concerning the consolidated land bank obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this report.

Executive Summary

      We generate our revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that Homebuilding and Financial Services comprise our operating segments. Through our Homebuilding operations we design, build and market high-quality detached single-family residences, town homes and condominiums in 14 metropolitan markets located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West. At December 31, 2003, we were actively selling homes in 217 communities, by comparison at December 31, 2002, we were actively selling homes in 159 communities, and at December 31, 2001, we were actively selling homes in 146 communities.

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

      2003 was a transition year for us. Upon consummation of our merger in June 2002, we began the process of identifying the steps to become an efficient, large-scale homebuilder. During 2003 we executed on many of the steps identified to achieve this objective. We began 2003 with 159 active communities and 2,280 homes in backlog, representing revenues of $636.9 million. At the close of 2003, we had 217 active communities and 3,128 homes in backlog, representing $855.4 million in revenues. The majority of this increase can be attributed to our Florida and West regions where we have made a significant investment in building our homesite supply and opening up new communities. Our Texas region continues to be impacted by the slower demand for new housing. However, we have seen this offset by increased activity in several other markets.

      As we add new communities, we are actively seeking to expand our market share by increasing the number of homes we deliver with lower average sales prices. As part of this strategy, we have completed acquisitions of homebuilders in the Florida, Mid-Atlantic and West regions that specialize in homes with an average sales price lower than our current average. In addition, we have sought to organically expand this product diversification. Consequently, our average home sales price decreased during 2003.

      During 2003 we also spent significant time and costs restructuring the way we operate. We began 2003 with our homebuilding operations relying on multiple information systems. We have converted all our homebuilding divisions to one information system. We have also invested in building a corporate center to efficiently manage our critical business functions, such as operations, finance, legal and corporate governance. We believe that these steps were essential to support our anticipated growth and to allow us to operate efficiently.

      We expect the first half of 2004 to continue to be impacted by costs associated with building our foundation for growth and our considerable ramp-up of new communities. As a result, we expect the second half of 2004 to reflect the financial results of the significant investments we have made in our business.

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

Homebuilding Revenues and Cost of Sales

      Revenue from the sale of homes and the sale of land and homesites is recognized at closing when title passes to the buyer and all of the following conditions are met: (1) a sale is consummated; (2) a significant down payment is received; (3) the earnings process is complete; and (4) the collection of any remaining receivables is reasonably assured. As a result, our revenue recognition process does not involve significant judgments or estimates. However, we do rely on certain estimates to determine the related construction and land costs and resulting gross profit associated with revenues recognized. Our construction and land costs are comprised of direct and allocated costs, including interest, indirect construction costs and estimated costs for future warranties and indemnities. Our estimates are based on historical results, adjusted for current factors. Land, land improvements and other common costs are generally allocated on a relative fair value basis to units within a parcel or community. Land and land development costs generally include related interest and property taxes incurred until construction is substantially completed.

Financial Services Revenues and Expenses

      Our Financial Services operations generate their revenues from their mortgage financing and title operations. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income and the gain on the sale of the mortgages. Revenue from our mortgage financing operations is generally recognized when the mortgage loans and related servicing rights are sold to third-party investors. Substantially all of our mortgages are sold to private investors within 30 days of closing. Title operations revenues consist primarily of title insurance agency and closing services, which are recognized as homes are closed. As a result, our revenue recognition process does not involve significant judgments or estimates.

Impairment of Long-Lived Assets

      Housing projects and land/homesites under development are stated at the lower of cost or net realizable value. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors involving some amount of uncertainty. If an asset is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill

      Effective January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount exceeds the fair value, goodwill is considered to be impaired. We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected discounted future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors involving some amount of uncertainty. If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the expected future cash flows.

Homesite Option Contracts and Consolidation of Variable Interest Entities

      We enter into option contracts with land sellers and third-party financial entities as a method of acquiring developed homesites. From time to time to leverage our ability to acquire and finance the development of these homesites, we transfer our option right to third parties. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire homesites over a specified period of time at predetermined prices. Typically, our deposits or letters of credit are less than 20% of the underlying purchase price. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. We do not have legal title to these assets. Additionally, we do not have an investment in the third-party acquirer and do not guarantee their liabilities. However, if certain conditions are met, including the deposit and/or letters of credit exceeding certain significance levels as compared to the remaining homesites under the option contract, we will include the homesites in inventory with a corresponding liability in consolidated land bank obligations. At December 31, 2003, we owned approximately 12,400 homesites, or 26% of our homesite supply, and had option contracts on 35,800 homesites, or 74% of our homesite supply.

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“Interpretation”) No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 is applied immediately to variable interest entities (“VIEs”) created after January 31, 2003. Interpretation No. 46 addresses consolidation by business enterprises of VIEs which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Generally, in the homebuilding industry, homebuilders will enter into option contracts for the purchase of land or homesites with entities that may qualify as VIEs. We believe that Interpretation No. 46 will have to be evaluated as it relates to these and similar types of arrangements. In applying Interpretation No. 46 to our homesite option contracts, estimates regarding cash flows and other assumptions have to be made. We believe that our critical assumptions are reasonable based on historical evidence and industry practice. Based on our analysis of contracts entered into after January 31, 2003, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of the consolidation was to increase inventory by $123.7 million, excluding deposits of $9.7 million which had been previously recorded, with a corresponding increase to consolidated land bank obligations in the accompanying consolidated statement of financial condition as of December 31, 2003.

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

Insurance and Litigation Reserves

      Insurance and litigation reserves have been established for estimated amounts based on an analysis of past history of claims. We have, and require the majority of our subcontractors to have, general liability insurance that protects us against a portion of our risk of loss from construction-related claims. We reserve for costs to cover our self-insured retentions and deductible amounts under these policies and for any costs in excess of our coverage limits. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future claim costs could differ from our currently estimated amounts.

Recent Acquisitions

      On February 28, 2003, we acquired the net assets of The James Construction Company, a homebuilder operating in the greater Denver, Colorado area, for approximately $22.0 million in cash. In addition, we are obligated to pay an additional $1.4 million to the sellers over a two-year period.

      On February 6, 2003, we acquired the net assets of Trophy Homes, Inc., a homebuilder operating in Las Vegas, Nevada, and certain homesites for approximately $36.2 million in cash. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to an additional $2.5 million to the sellers over a two-year period. Of this amount, we paid $1.6 million of additional consideration during the year ended December 31, 2003.

Results of Operations

Selected Financial and Other Information

      The following table includes selected consolidated statement of income and other data (dollars in thousands, except per share data):

	Year Ended December 31,

	2001	2002	2003

Homebuilding:
Revenues:
Home sales	$1,374,551	$1,350,330	$1,604,401
Land sales	18,361	27,379	38,173

	1,392,912	1,377,709	1,642,574
Cost of sales:
Home sales	1,091,626	1,077,133	1,291,816
Land sales	16,660	24,430	27,544

	1,108,286	1,101563	1,319,360

Gross profit	284,626	276,146	323,214
Selling, general & administrative expenses	148,541	156,180	200,796
Variable stock-based compensation expense	—	—	1,221
Depreciation and amortization expense	8,849	5,952	9,262
Severance and merger related expenses	2,643	19,963	775
Loss on early retirement of debt	—	5,411	—
Other income, net	(3,941)	(2,569)	(3,551)

Homebuilding pretax income	128,534	91,209	114,711
Financial Services:
Revenues	29,137	36,578	45,251
Expenses	17,688	20,846	29,696

Financial Services pretax income	11,449	15,732	15,555

Income from continuing operations before income taxes	139,983	106,941	130,266
Income tax expense	52,218	39,900	47,547

Income from continuing operations	$87,765	$67,041	$82,719

Earnings per common share from continuing operations — diluted	$3.15	$2.40	$2.92

Weighed average number of common shares outstanding — diluted	27,878,787	27,878,787	28,362,768

Other Data:
EBITDA(1)	$184,160	$142,757	$174,876
Homes delivered	5,304	5,085	6,135
Average sales price per home delivered	$259	$266	$262
Gross margin on revenue from home sales	20.6%	20.2%	19.5%
Ratio of SG&A expenses to Homebuilding revenues	10.7%	11.3%	12.2%
Ratio of Homebuilding pretax income to Homebuilding revenues	9.2%	6.6%	7.0%
Homes in backlog at end of year	2,149	2,280	3,128

	Year Ended December 31,

	2001	2002	2003

Sales value of homes in backlog at end of year	$573,405	$636,922	$855,425
Total active communities at year end	146	159	217

(1)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization and consists of the sum of income from continuing operations before: (a) income taxes, (b) amortization of capitalized interest in cost of sales, (c) Homebuilding interest expense and (d) depreciation and amortization. We have included information concerning EBITDA because we believe that it is an indication of the profitability of our core operations and reflects the changes in our operating results. We do not use EBITDA as a measure of our liquidity because we do not believe it is a meaningful indication of our cash flow. EBITDA is not required by generally accepted accounting principles, or GAAP, and other companies may calculate EBITDA differently. EBITDA should not be considered as an alternative to operating income or to cash flows from operating activities (as determined in accordance with GAAP) and should not be construed as an indication of our operating performance or a measure of our liquidity. A reconciliation of EBITDA to net income, the most directly comparable GAAP performance measure, is provided below (dollars in thousands):

	Year Ended December 31,

	2001	2002	2003

Net income	$94,037	$72,004	$82,719
Less: income from discontinued operations, net of taxes	(6,272)	(4,963)	—

Income from continuing operations	87,765	67,041	82,719
Add: income taxes	52,218	39,900	47,547
Add: interest in cost of sales	34,241	28,133	35,348
Add: interest expense	1,087	257	—
Add: depreciation and amortization expense	8,849	7,426	9,262

EBITDA	$184,160	$142,757	$174,876

Selected Homebuilding Operating Data

      The following table sets forth home sales and backlog data by region (dollars in thousands):

	Year Ended December 31,

	2001	2002	2003

Homes delivered:
Florida	1,931	2,024	2,311
Mid-Atlantic	693	564	636
Texas	1,623	1,539	1,557
West	1,057	958	1,631

Company total	5,304	5,085	6,135

Average sales price per home delivered:
Florida	$227	$246	$243
Mid-Atlantic	$308	$351	$329
Texas	$267	$258	$262
West	$274	$270	$261

Company average	$259	$266	$262

	Year Ended December 31,

	2001	2002	2003

Revenues from home sales:
Florida	$437,784	$497,018	$562,533
Mid-Atlantic	213,571	197,887	209,291
Texas	433,389	397,207	407,444
West	289,807	258,218	425,133

Company total	$1,374,551	$1,350,330	$1,604,401

New sales contracts, net of cancellations:
Florida	1,987	1,809	2,662
Mid-Atlantic	524	569	616
Texas	1,511	1,515	1,673
West	945	1,116	1,884

Company total	4,967	5,009	6,835

Homes in backlog at end of period:
Florida	1,273	1,195	1,546
Mid-Atlantic	169	244	224
Texas	402	378	494
West	305	463	864

Company total	2,149	2,280	3,128

Sales value of homes in backlog at end of period:
Florida	$326,026	$314,253	$423,814
Mid-Atlantic	59,991	89,684	87,649
Texas	105,283	103,017	123,281
West	82,105	129,968	220,681

Company total	$573,405	$636,922	$855,425

Discussion of Results of Operations

Fiscal Year 2003 Compared to Fiscal Year 2002

      Income from continuing operations increased to $82.7 million (or $2.92 per diluted share) during the year ended December 31, 2003 from $67.0 million (or $2.40 per diluted share) during the year ended December 31, 2002. The increase in income from continuing operations is attributable to an increase in Homebuilding pretax income to $114.7 million during the year ended December 31, 2003, from $91.2 million during the year ended December 31, 2002 and a decrease in Financial Services pretax income to $15.6 million during the year ended December 31, 2003, from $15.7 million during the year ended December 31, 2002.

      Total revenues increased to $1.69 billion during the year ended December 31, 2003, from $1.41 billion during the year ended December 31, 2002. The increase of 19% is attributable to increases in Homebuilding revenues and Financial Services revenues of 19% and 24%, respectively.

      Our effective tax rate attributable to income from continuing operations decreased to 36.5% during the year ended December 31, 2003, from 37.3% during the year ended December 31, 2002. The decrease is due primarily to expected reductions in state taxes as a result of modifying our corporate structure and other tax planning initiatives.

Homebuilding

      During the year ended December 31, 2003, Homebuilding revenues increased to $1.64 billion, from $1.38 billion during the year ended December 31, 2002. The increase of 19% was due primarily to the increase in revenues from home sales to $1.60 billion during the year ended December 31, 2003, from $1.35 billion during the year ended December 31, 2002. This increase of 19% is due to an increase in home deliveries to 6,135 during the year ended December 31, 2003, from 5,085 during the year ended December 31, 2002. The 21% increase in home deliveries was partially offset by a slight decline in the average selling price on delivered homes to $262,000 from $266,000. In addition to the increase in revenue from home sales, we generated additional revenue from land sales. For the year ended December 31, 2003, our revenues from land sales were $38.2 million, as compared to $27.4 million for the year ended December 31, 2002. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up and down.

      Our Florida region realized an increase in revenue from home sales of $65.5 million, or 13%, to $562.5 million during the year ended December 31, 2003. This increase is primarily due to a 14% increase in home deliveries to 2,311, which was partially offset by a slight decrease in the average selling price of homes delivered to $243,000 during the year ended December 31, 2003, as compared to 2,024 home deliveries and an average selling price of homes delivered of $246,000 during the year ended December 31, 2002. The increase in home deliveries is primarily due to the deliveries generated by our Jacksonville division, which was acquired during the fourth quarter of 2002.

      Our Mid-Atlantic region realized an increase in revenue from home sales of $11.4 million, or 6%, to $209.3 million during the year ended December 31, 2003. This increase is primarily due to a 13% increase in home deliveries to 636, which was partially offset by a decline in our average selling price to $329,000 during the year ended December 31, 2003, as compared to 564 home deliveries and an average selling price of homes delivered of $351,000 during the year ended December 31, 2002. The increase in home deliveries is primarily attributable to the deliveries generated by our Baltimore division, which was acquired during the fourth quarter of 2002. This increase in home deliveries by our Baltimore division was partially offset by a decline in home deliveries by our Virginia division, which had a shortage of available product during the period as compared to the prior year due to the timing of new community openings. The decline in our average sales price is also due to the shift in home deliveries between our Virginia and Baltimore divisions, as our Baltimore division has historically realized a lower average sales price than our Virginia division.

      Our Texas region realized an increase in revenue from home sales of $10.2 million, or 3%, to $407.4 million during the year ended December 31, 2003. This increase is primarily due to a 1% increase in home deliveries to 1,557 during the year ended December 31, 2003, as compared to 1,539 home deliveries during the year ended December 31, 2002 and an increase in our average sales price to $262,000 during the year ended December 31, 2003, from $258,000 during the year ended December 31, 2002. The home delivery volume for the year ended December 31, 2003 continues to reflect the slower demand for new housing in several of our Texas markets.

      Our West region realized an increase in revenue from home sales of $166.9 million, or 65%, to $425.1 million for the year ended December 31, 2003. This increase is due to a 70% increase in home deliveries to 1,631 during the year ended December 31, 2003, from 958 home deliveries during the year ended December 31, 2002. The increase in home deliveries is primarily due to the deliveries generated by our acquisitions in Las Vegas and Colorado which occurred during the first quarter of 2003. The increase in home deliveries was partially offset by a decline in our average selling price in this region to $261,000 from $270,000 as a result of the diversification of our product mix in this region due to our recent acquisitions.

      Our Homebuilding gross profit increased to $323.2 million for the year ended December 31, 2003, from $276.1 million for the year ended December 31, 2002. This increase of 17% is primarily due to an increase in revenue from home sales. Our gross margin on home sales decreased to 19.5% during the year ended December 31, 2003, from 20.2% during the year ended December 31, 2002. This decrease is primarily due to an increase in the cost of homesites and higher incentives in several of our markets, with the greatest impact being in our Texas markets. Additionally, for the year ended December 31, 2003, we generated gross profit on land sales of $10.6 million as compared to $2.9 million for the year ended December 31, 2002.

      SG&A expenses increased to $200.8 million during the year ended December 31, 2003, approximately 49% of which was general and administrative expenses, from $156.2 million during the year ended December 31, 2002. As a percentage of Homebuilding revenues, SG&A expenses increased to 12.2% for the year ended December 31, 2003, as compared to 11.3% for the year ended December 31, 2002. A significant portion of the increase in SG&A expenses during 2003 is attributable to the general and administrative expenses necessary to effect our transition from two separately operated homebuilders to a single national homebuilder and to implement our core strategy of obtaining critical mass in existing markets. We have begun to see the results of this transition as we have increased the number of active communities and homes in backlog as of December 31, 2003, by 36% and 37% to 217 and 3,128, respectively, as compared to 159 and 2,280, respectively, as of December 31, 2002. The remainder of the increase in SG&A expenses is primarily attributable to expenses associated with recently acquired companies.

      Upon consummation of our merger in June 2002, we began the process of identifying the steps necessary to become an efficient, large-scale homebuilder. Management identified the following significant objectives:

•	Strengthen our management and operational resources;

•	Streamline our operational and corporate structure; and

•	Integrate our information systems.

      Since the merger, we have substantially strengthened our management and operational resources and streamlined our operational and corporate structure. This plan consisted of placing experienced controllers in our divisions and regional offices as well as developing a corporate center to efficiently manage our finance, operations, legal and corporate governance functions. The creation of our corporate center has resulted in the development of an internal audit function, centralization of our treasury function and creation of a centralized shared services organization to oversee and manage our land acquisition, supply management, product development and building science functions. We believe that the development of a strong corporate center is a key component of improving the effectiveness of our critical business processes and strengthening our internal control structure and corporate governance. In connection with this initiative we incurred recruiting fees and other costs of $1.2 million. By the middle of 2004, we expect to have completed this portion of our transition plan.

      During 2003, we also incurred significant professional and other fees as a result of modifying our corporate structure to become more efficient from an organizational, operational, and income tax standpoint. We began to realize benefits from these expenditures through lower income taxes in 2003 as our effective tax rate decreased to 36.5% and expect to continue to recognize lower relative income taxes and other operating costs over time. We believe that the costs associated with this initiative should be completed by the end of the first quarter of 2004.

      Beginning shortly after our merger, one of our primary initiatives was to integrate our information systems into one enterprise-wide platform and to enhance our internal financial and operational reporting. These enhancements included developing a company-wide point-of-sale system, an intranet site, which has become the information distribution network for our divisions, and a “should cost” model, which will be used to benchmark the cost/benefit of design and construction decisions. We believe that these enhancements will enable us to effectively operate as a large-scale homebuilder and support our anticipated growth. As a result of our systems integration, during the year ended December 31, 2003, we experienced a $1.2 million increase in non-capitalizable information technology expenses consisting primarily of consulting fees, systems training and other related expenses. We have converted all of our homebuilding divisions to one information system; however, we believe that we will continue to incur some costs during the first two quarters of 2004 related to completing the final phases of the conversion.

      We believe that the successful completion of our transition plan will enhance our ability to effectively manage our business and execute our strategic growth plans. We anticipate that additional non-recurring costs related to completing our transition will be incurred through the first half of 2004. We believe that on a comparable basis, our SG&A expenses as a percentage of homebuilding revenues will decline in the second half of 2004.

      During the year ended December 31, 2003, we recognized a compensation charge of $1.2 million for variable accounting of certain stock-based awards, which include accelerated vesting criteria. We recognized this expense as a result of the market price of our common stock, as of December 31, 2003, being greater than the exercise price. During 2002 there was no stock-based compensation expense.

      During the year ended December 31, 2003, we incurred a net charge of $0.8 million in severance charges, as compared to $20.0 million in severance and merger related charges during the year ended December 31, 2002. The charges during 2002 included severance accrued related to former executives of both Newmark and Engle and $6.0 million in legal, consulting and advisory fees.

      During the year ended December 31, 2002, in connection with our June 2002 Notes Offering, we recognized a loss on the early retirement of debt of $5.4 million. This charge relates to the exit fees incurred and the write off of unamortized deferred finance costs associated with the then existing borrowings.

      During the year ended December 31, 2003, depreciation and amortization expense increased to $9.3 million, from $6.0 million during the year ended December 31, 2002. This increase is primarily attributable to the increase in capitalized software costs incurred in connection with our information systems conversion as these costs are being depreciated over a useful life ranging from 6 months to 3 years.

Financial Services

      Financial Services revenues increased to $45.3 million during the year ended December 31, 2003, from $36.6 million during the year ended December 31, 2002. The increase in Financial Services revenues is primarily attributable to an increase in the number of closings by our mortgage and title operations. The number of closings at our mortgage operations increased to 4,663 for the year ended December 31, 2003, from 3,822 for the year ended December 31, 2002.

      The number of closings at our title operations increased to 20,773 for the year ended December 31, 2003, from 18,041 for the year ended December 31, 2002. For the year ended December 31, 2003, our Financial Services segment capture ratios have remained relatively consistent with the year ended December 31, 2002. Approximately 8% of our homebuyers paid in cash. Our mortgage operations capture ratio for non-cash homebuyers was 59% for the year ended December 31, 2003, as compared to 61% for the year ended December 31, 2002. Our title operations capture ratio was 82% for the year ended December 31, 2003, as compared to 85% for the year ended December 31, 2002. As a result of our initiative to increase the penetration of the sale of our financial services products to our home buying customers, we began to see an increase in our capture ratios during the fourth quarter of 2003. We currently expect this trend to continue into 2004.

      Financial Services expenses increased to $29.7 million for the year ended December 31, 2003, from $20.8 million for the year ended December 31, 2002. The increase in Financial Services expenses of 43% is primarily attributable to the increased revenues and the expansion into new markets.

EBITDA

      During the year ended December 31, 2003, we generated EBITDA of $174.9 million as compared to $142.8 million during the year ended December 31, 2002. The increase in EBITDA is primarily a result of

$20.0 million in severance and merger related charges and a $5.4 million loss on the early retirement of debt incurred during the year ended December 31, 2002, as compared to severance charges of $0.8 million incurred during the year ended December 31, 2003.

Fiscal Year 2002 Compared to Fiscal Year 2001

      Net income decreased to $72.0 million (or $2.58 per share) during the year ended December 31, 2002 from $94.0 million (or $3.37 per share) during the year ended December 31, 2001. Income from continuing operations decreased to $67.0 million (or $2.40 per share) during the year ended December 31, 2002 from $87.8 million (or $3.15 per share) during the year ended December 31, 2001. The decrease in income from continuing operations is attributable to a decrease in Homebuilding pretax income to $91.2 million during the year ended December 31, 2002 from $128.5 million during the year ended December 31, 2001. The decrease in Homebuilding pretax income was partially offset by an increase in Financial Services pretax income to $15.7 million during the year ended December 31, 2002 from $11.5 million during the year ended December 31, 2001.

      Total revenues decreased to $1.41 billion during the year ended December 31, 2002 from $1.42 billion during the year ended December 31, 2001. The decrease of 1% is attributable to a decline in Homebuilding revenues which was offset by an increase in Financial Services revenues.

      Our provision for income taxes remained consistent at 37.3% during the year ended December 31, 2002 from the year ended December 31, 2001.

Homebuilding

      Homebuilding revenues decreased to $1.38 billion during the year ended December 31, 2002 from $1.39 billion during the year ended December 31, 2001. The decrease of 1% was due to a decline in revenues from home sales, to $1.35 billion in the year ended December 31, 2002 from $1.37 billion during the year ended December 31, 2001, which was offset by an increase in revenues from land sales, to $27.4 million from $18.4 million during the same periods. Home deliveries decreased to 5,085 during the year ended December 31, 2002 from 5,304 during the year ended December 31, 2001.

      The decrease in home deliveries and revenue from home sales was primarily attributable to a decline in the number of communities in which we were actively marketing during the year ended December 31, 2002, as compared to the year ended December 31, 2001, and a weakening in housing demand in the Texas and West regions. These factors were partially offset by a strong housing demand in Florida.

      At the beginning of the year ended December 31, 2002, we were actively marketing in 146 communities. As a result of our prior strategic decision to consolidate our home sales activities and reduce our homesite acquisitions during the year ended December 31, 2001 and throughout the first half of the year ended December 31, 2002, our active communities declined to a low of 127 in June 2002. In the second half of the year ended December 31, 2002, we began to increase the number of communities in which we were marketing, both through organic growth and through acquisition. Consequently, at December 31, 2002 we were actively marketing in 159 communities. However, due to a lag time between the date we begin marketing homes in a community and the date that we begin to deliver homes, home deliveries from these new communities did not begin to contribute to our home sales revenue until the end of 2003.

      During the year ended December 31, 2002, our Texas region generated revenues from home sales of $397.2 million on 1,539 home deliveries as compared to revenues of $433.4 million on home deliveries of 1,623 during the year ended December 31, 2001. The weakening in demand in this market also caused an increase in the level of incentives offered which is reflected in the decline in the average sales price per home delivered to $258,000 during the year ended December 31, 2002 from $267,000 during the year ended December 31, 2001. Additionally, our West region experienced a decline in revenues from home sales to $258.2 million on 958 home deliveries during the year ended December 31, 2002 from $289.8 million on 1,057 home deliveries during the year ended December 31, 2001. The decline in revenues in the West region is primarily due to a decline in the average number of active selling communities during the first part of the year ended December 31, 2002, as compared to the prior year, and a continued weakness in demand in our Colorado markets. This softness in the market caused us to increase incentives offered to homebuyers resulting in a slight decrease in the average sales price per home delivered, to $270,000 in the year ended December 31, 2002 from $274,000 in the year ended December 31, 2001.

      These declines in revenue from the Texas and West regions were partially offset by an increase in revenues generated in our Florida region to $497.0 million on 2,024 home deliveries during the year ended December 31, 2002 from $437.8 million on 1,931 home deliveries during the year ended December 31, 2001. The revenue increase in this region is primarily due to the increase in our average sales price per home delivered to $246,000 during the year ended December 31, 2002 from $227,000 during the year ended December 31, 2001. Additionally, we generated revenue from home sales of $13.7 million as a result of our acquisition of D.S. Ware Homes in the year ended December 31, 2002.

      Our average sales price per home delivered increased 3% to $266,000 during the year ended December 31, 2002 as compared to $259,000 during the year ended December 31, 2001. The increase is primarily attributable to increases in our Florida and Mid-Atlantic regions, where we have continued to realize higher average sales prices from steady demand for product. The increase in average sales price in these regions was partially offset by declines in our Texas and West regions, where, during the year ended December 31, 2002, we experienced significant increases in incentives provided to homebuyers as compared to the year ended December 31, 2001.

      Homebuilding cost of sales decreased to $1.10 billion during the year ended December 31, 2002 from $1.11 billion during the year ended December 31, 2001. The decline of 1% is attributable to the decline in the number of home deliveries offset by an increase in cost of land/homesite sales. Our gross margin on home sales decreased to 20.2% during the year ended December 31, 2002 as compared to 20.6% during the year ended December 31, 2001. The decline in gross margin is primarily attributable to increased incentives and an increase in the average homesite cost per closing, partially offset by an increase in our gross margin on options and upgrades.

      SG&A expenses increased by 5% to $156.2 million during the year ended December 31, 2002 from $148.5 million for the year ended December 31, 2001. As a percentage of Homebuilding revenues, SG&A expenses increased to 11.3% for the year ended December 31, 2002 from 10.7% for the year ended December 31, 2001. The increase in SG&A expenses is primarily attributable to increases in compensation, information technology, insurance and professional fees.

      Depreciation and amortization expenses decreased to $6.0 million during the year ended December 31, 2002 from $8.8 million during the year ended December 31, 2001. The decrease of $2.8 million is primarily due to the elimination of goodwill amortization as a result of the adoption of SFAS 142 effective January 1, 2002. If we had not recorded goodwill amortization expense during the year ended December 31, 2001, it would have resulted in an increase in net income per common share for the year ended December 31, 2001 of $0.05.

      During the year ended December 31, 2002 we incurred $20.0 million in severance and merger related charges as compared to $2.6 million in the year ended December 31, 2001. These charges include severance accrued related to the termination of executives who were employed by either us or Engle Homes prior to the merger. Also, in connection with our merger with Engle Homes, we incurred approximately $6.0 million in legal, consulting and advisory fees.

      During the year ended December 31, 2002, in connection with our offering of the June 2002 Senior Notes and the June 2002 Senior Subordinated Notes, we recognized a loss on the early retirement of debt of $5.4 million. This charge relates to the exit fees incurred and the write off of unamortized deferred finance costs associated with the then existing borrowings.

Financial Services

      Financial Services revenues increased to $36.6 million during the year ended December 31, 2002 from $29.1 million during the year ended December 31, 2001. The increase of 26% is primarily attributable to an increase in the mortgage and title operations capture of our home sale deliveries. The increase in the capture ratio of our mortgage operations is due primarily to the expansion into the Texas region.

      Financial Services expenses increased to $20.8 million during the year ended December 31, 2002 from $17.7 million during the year ended December 31, 2001. The increase of 18% is primarily attributable to increased expenses incurred in connection with our expansion of the Financial Services operations.

Discontinued Operations

      During March 2002, we committed to a plan to dispose of Wesbrooke to eliminate operating redundancies in our South Florida market and to strengthen our financial position. Pursuant to this plan of disposition, we would sell 100% of the common stock of Westbrooke. On April 8, 2002, we signed a definitive agreement for the sale of Westbrooke to Standard Pacific Corp. (“Standard Pacific”) for $41.0 million in cash. This sale was completed on April 15, 2002. In addition, Standard Pacific satisfied $54.4 million of Westbrooke’s debt that included $14.2 million of intercompany liabilities owed to us. Upon completion of this sale, we realized a gain of $4.3 million. We have determined that in accordance with SFAS 144, as of March 31, 2002, the criteria to classify the Westbrooke assets as held for sale were met.

      Results of Westbrooke’s operations have been classified as discontinued operations, and prior periods have been restated. Selected financial data of our discontinued operations are as follows for the years ended December 31, 2001 and 2002 (dollars in thousands):

	2001	2002

Revenues	$205,661	$44,197
Income from discontinued operations, net of taxes	$6,272	$4,963
Income from discontinued operations per common share	$0.22	$0.18

EBITDA

      During the year ended December 31, 2002, we generated EBITDA of $142.8 million as compared to $184.2 million during the year ended December 31, 2001. The decline in EBITDA is primarily a result of $20.0 million in severance and merger related charges incurred during the year ended December 31, 2002 as compared to $2.6 million incurred during the year ended December 31, 2001 and a $5.4 million loss on the early retirement of debt associated with our refinancing. Excluding these unusual charges, EBITDA during the year ended December 31, 2002 would have been $168.1 million as compared to $186.8 million during the year ended December 31, 2001. The decline of 10% primarily relates to the decline in our Homebuilding pretax income, after excluding these unusual charges, during the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decline in our Homebuilding pretax income during the year ended December 31, 2002 was partially offset by an increase in our Financial Services pretax income.

Financial Condition, Liquidity and Capital Resources

Consolidated Statement of Financial Condition and Related Data

      The following table includes selected consolidated statement of financial condition and other information (dollars in thousands):

	Year Ended December 31,

	2001	2002	2003

Cash — unrestricted	$75,136	$49,211	$76,851
Inventory	$645,986	$753,872	$1,183,423
Total assets	$999,170	$1,034,888	$1,605,029
Homebuilding borrowings	$308,697	$413,110	$497,919
Total borrowings(1)	$347,386	$461,419	$561,162
Stockholders’ equity	$413,370	$405,145	$536,410
Ratio of Homebuilding borrowings to total assets	30.9%	39.9%	31.0%
Ratio of Homebuilding borrowings to capital(2)	42.8%	50.5%	48.1%

(1)	Total borrowings include Homebuilding borrowings and Financial Services borrowings.

(2)	Capital includes Homebuilding borrowings and stockholders’ equity. Capital excludes Financial Services borrowings.

Discussion of Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash

      Our Homebuilding operations’ primary uses of cash have been for land acquisitions, construction and development expenditures, and SG&A expenditures. Our sources of cash to finance these requirements have been primarily cash generated from operations, cash from our financing activities (both debt and equity issuances) and cash borrowed under our credit facilities.

      Our Financial Services operations primarily use cash to fund mortgages, prior to their sale, and to pay for SG&A expenditures. We rely primarily on internally generated funds, which include the proceeds generated from the sale of mortgages, and from the mortgage operations’ warehouse line of credit to fund these operations.

      At December 31, 2003, we had unrestricted cash and cash equivalents of $76.9 million as compared to $49.2 million at December 31, 2002.

      During the year ended December 31, 2003, cash used in operating activities was $9.3 million as compared to cash provided by operating activities of $5.7 million for the year ended December 31, 2002. This decrease is primarily a result of an increase in inventory of $141.7 million, excluding the impact of our acquisitions, as compared to a $75.9 million increase in inventory for the year ended December 31, 2002. This increase in inventory is part of our strategy to increase the number of active communities and our land positions. During the year ended December 31, 2003, including the impact of our acquisitions, our controlled homesites increased to approximately 48,200 from 26,300.

      Cash used in investing activities was $96.8 million during the year ended December 31, 2003, as compared to $60.1 million during the year ended December 31, 2002. The increase in the use of cash in investing activities is primarily due to the acquisitions made during the year ended December 31, 2003 and the payment of $18.1 million in additional consideration for acquisitions made in 2002 and 2003. Additionally, we have had net additions to property and equipment of $19.0 million during the year ended December 31, 2003, as compared to $8.7 million during the year ended December 31, 2002. This increase relates primarily to increases in model furnishings caused by our significant number of new communities at the end of 2003 as compared to the end of 2002 and capitalized software costs incurred in connection with our information systems conversion.

      On February 28, 2003, we acquired the net assets of The James Construction Company, a homebuilder operating in the greater Denver, Colorado area, for approximately $22.0 million in cash. In addition, we are obligated to pay an additional $1.4 million to the sellers over a two-year period.

      On February 6, 2003, we acquired the net assets of Trophy Homes, Inc., a homebuilder operating in Las Vegas, Nevada, and certain homesites for approximately $36.2 million in cash. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to an additional $2.5 million to the sellers over a two year period. Of this amount, we paid $1.6 million of additional consideration during the year ended December 31, 2003.

      Our ratio of Homebuilding borrowings to total assets was 31.0% at December 31, 2003, as compared to 39.9% at December 31, 2002. Our ratio of Homebuilding borrowings to capital was 48.1% at December 31, 2003, as compared to 50.5% at December 31, 2002. The improvement in both of these ratios is primarily due to the recent completion of our public offering of common stock. On November 19, 2003, we sold, pursuant to an underwritten public offering, 2.0 million shares of our common stock at a price of $26.00 per share. The net proceeds of the offering to us were $48.4 million, after deducting offering costs and underwriting fees of $3.6 million. The offering proceeds were used to pay outstanding indebtedness under our revolving credit facility and for general working capital purposes. In connection with our offering of common stock, Technical Olympic S.A. sold approximately 3.2 million of shares of our common stock, including 675,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. As a result of these transactions, Technical Olympic S.A. has reduced its ownership of us to 73.95%.

Financing Activities

      During 2003, we increased our total borrowings from $461.4 million at December 31, 2002 to $561.2 million at December 31, 2003, which included an increase in homebuilding borrowings from $413.1 million to $497.9 million. We used these new borrowings to fund our increased land supply, our acquisitions and the operating costs associated with establishing an infrastructure to support our anticipated growth. We initially funded these costs through borrowings under our revolving credit facility and then, as market conditions permitted, we issued fixed-rate long term notes and common stock to refinance these borrowings and reduce the outstanding balance under our revolving credit facility.

      On February 3, 2003, we issued $100.0 million of 9% Senior Notes due 2010 at a price of 94.836% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $93.6 million were primarily used to repay amounts outstanding under our credit facility. The February 2003 Senior Notes were issued pursuant to an indenture with substantially the same terms and conditions as the indenture pursuant to which we issued the $200.0 million of 9% Senior Notes due 2010 that were issued in June 2002.

      On April 22, 2003, we issued an additional $35.0 million of our 10 3/8% Senior Subordinated Notes due 2012 at a price of 98.5% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $34.5 million were used to repay amounts outstanding under our credit facility. These additional debt securities were issued under the same indenture pursuant to which we issued the $150.0 million of 10 3/8% Senior Subordinated Notes due 2012 that we issued in June 2002.

      Interest on our outstanding senior notes and senior subordinated notes is payable on January 1 and July 1 of each year. The senior notes are guaranteed by all of our material domestic subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to the senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt and are guaranteed on a senior subordinated basis by all of our material domestic subsidiaries. The indentures governing the senior and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities. The interest rates on our outstanding senior and senior subordinated notes are higher than the interest rates that we were paying on the outstanding amounts under old debt instruments and under our revolving credit facility. As a result of the higher interest rates, we anticipate that interest incurred will exceed the amounts which would have been incurred under the prior borrowings. Therefore, the increased interest incurred will have an effect on gross margins in future periods.

      Our revolving credit facility permits us to borrow up to the lesser of (i) $315.0 million, or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt, and to issue letters of credit up to $125.0 million. In addition, we have the right to increase the size of the facility to provide for up to an additional $10.0 million of revolving loans, subject to meeting certain requirements. The revolving credit facility expires on June 26, 2005. As of December 31, 2003, we had drawn down $10.0 million and had issued letters of credit of $92.8 million and as a result, had $212.2 million in availability under the revolving credit facility. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citibank, N.A.’s base rate, (B) 0.5% plus the three week average of the reserve-adjusted three-month certificate of deposit rate and (C) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities to our tangible worth. At December 31, 2003, our loans outstanding under the revolving credit facility accrued interest at a rate of 3.92% per annum. The revolving credit facility requires us to (1) maintain specified financial ratios regarding leverage, interest coverage, consolidated tangible net worth and certain operational measurements and (2) satisfy certain financial condition tests. The revolving credit facility also places certain restrictions on, among other things, our ability to incur additional debt or liens, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates and merge or consolidate with other entities. The revolving credit facility also restricts our ability to issue additional secured debt, subject to certain exceptions. The revolving credit facility is secured by a first-priority perfected lien on all capital stock of subsidiaries owned by us. Our obligations under the revolving credit facility are guaranteed by all our domestic subsidiaries (subject to certain limited exceptions).

      To fund the origination of residential mortgage loans, our subsidiary, Preferred Home Mortgage Company (“Preferred Home”) entered into a $90.0 million revolving warehouse line of credit, which we refer to as our warehouse line of credit. The warehouse line of credit is comprised of (1) a credit facility (the “PHMC Credit Facility”) providing for revolving loans of up to $50.0 million, subject to meeting borrowing base requirements based on the value of collateral provided and (2) mortgage loan purchase and sale agreements (the “Purchase Facility”) which provide for the purchase by the lender of up to $40.0 million in mortgage loans generated by Preferred Home. At no time may the amount outstanding under the facility plus the amount of purchased loans pursuant to the purchase and sale agreements exceed $90.0 million. The warehouse line of credit expires on December 19, 2004. As of December 31, 2003, we had $63.2 million outstanding under the warehouse line of credit. The PHMC Credit Facility bears interest at the Eurodollar rate plus 1.375%. Amounts outstanding under the Purchase Facility bear interest at the Eurodollar rate plus 1.125%. As of December 31, 2003, our loans outstanding under the warehouse line of credit accrued interest at a blended rate of 2.38% per annum. The warehouse line of credit is secured by funded mortgages which are pledged as collateral and requires Preferred Home to maintain certain financial ratios and minimums. We have entered into a keep-well agreement in favor of the lender which obligates us to provide financial support to Preferred Home, if necessary, in order for Preferred Home to maintain such financial ratios and minimums.

      We believe that as a result of our offering of common stock during November 2003, our offering of senior notes in February 2003 and senior subordinated notes in April 2003 and the increase in our revolving credit facility, we will have adequate financial resources, including cash from operations and availability under the revolving credit facility and the warehouse line of credit, to meet our current and anticipated working capital and land acquisition and development needs based on current market conditions. However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may need to seek additional debt or equity financing to operate and expand our business.

      At December 31, 2003, the amount of our annual debt service payments was $48.5 million. This amount included annual debt service payments on the senior and senior subordinated notes of $46.2 million and interest payments on the revolving credit facility, the warehouse line of credit, and other notes of $2.3 million based on the balances outstanding as of December 31, 2003. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payments by $0.8 million per year. The revolving credit facility terminates in June 2005 at which time we will be required to repay all outstanding principal. Under certain circumstances, we may extend the facility in one-year increments, for up to two additional years.

      The following summarizes our significant contractual obligations and commitments as of December 31, 2003:

	Payment Due by Period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$566,170	$73,243	$7,927	$—	$485,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	17,330	8,561	6,970	1,630	169
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$583,500	$81,804	$14,897	$1,630	$485,169

Backlog

      As of December 31, 2003, we had 3,128 homes in backlog representing $855.4 million in revenue, as compared to 2,280 homes in backlog representing $636.9 million in revenue as of December 31, 2002. The increase in revenue in backlog of 34% is primarily attributable to the homes in backlog of our recent acquisitions as well as increased sales activity in several of our existing markets. Our average selling price of homes in backlog has declined slightly to $273,000 as of December 31, 2003 from $279,000 as of December 31, 2002, as a result of our product diversification.

Dividends

      We did not declare or pay any dividends during the years ended December 31, 2002 and 2003. We paid a dividend of $0.54 per share of common stock (on a pre-restatement basis and $0.22 per share on a restated basis) during the year ended December 31, 2001 ($6.2 million in the aggregate). Prior to its merger with us, Engle Homes made net distributions of $4.8 million during the year ended December 31, 2002 and $29.5 million during year ended December 31, 2001.

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Reporting Gains and Losses from Extinguishment of Debt,” which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. We adopted SFAS No. 145 during 2002.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material effect on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the affect of the method used on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 in our first fiscal quarter ending March 31, 2003.

      In January 2003, the FASB issued FASB Interpretation (“Interpretation”) No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities (“VIEs”) which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entities’ activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46 is applied immediately to VIEs created after January 31, 2003. Pursuant to FASB revision to Interpretation No. 46 (“FSP 46-6”), a public entity need not apply the provisions of Interpretation No. 46 to an interest held in a VIE or a potential VIE until the end of the first interim or annual period ending after March 15, 2004, if the VIE was created before February 1, 2003, and the public entity has not issued financial statements reporting that VIE as consolidated in accordance with Interpretation No. 46.

      Generally, in the homebuilding industry, homebuilders will enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which may qualify as VIEs, as a method of acquiring developed homesites. We believe that Interpretation No. 46 must be evaluated as it relates to these and similar types of arrangements. In applying Interpretation No. 46 to our homesite option contracts, estimates regarding cash flows and other assumptions have to be made. We believe that our critical assumptions are reasonable based on historical evidence and industry practice. Based on our analysis of contracts entered into after January 31, 2003, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of the consolidation was to increase inventory by $123.7 million, excluding deposits of $9.7 million which had been previously recorded, with a corresponding increase to consolidated land bank obligations in the accompanying consolidated statement of financial condition as of December 31, 2003.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (our quarter ended September 30, 2003) with the exception of an indefinite deferral relating to application to limited life entities. We do not believe that the implementation of SFAS No. 150 will have a material impact on our financial condition, results of operations or cash flows.

Seasonality of Operations

      The homebuilding industry tends to be seasonal, as generally there are more homes sold in the spring and summer months when the weather is milder, although the rate of sales contracts for new homes is highly dependent on the number of active communities and the timing of new community openings. We operate primarily in the Southwest and Southeast, where weather conditions are more suitable to a year-round construction process than in other parts of the country. Because new home deliveries trail new home contracts by several months, we typically have a greater percentage of home deliveries in the fall.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      As a result of the senior and senior subordinated notes offerings, $485.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing construction loans, warehouse line of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime and LIBOR lending rates, both upwards and downwards. We have not entered into derivative financial instruments for trading or speculative purposes. As of December 31, 2003, we had an aggregate of approximately $81.1 million drawn under our bank loan arrangements that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $0.8 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.

      The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of December 31, 2003:

	Expected Maturity Date

	2004	2005	2006	2007	2008	Thereafter	Fair Value

	(In thousands)
Liabilities
Long-term debt
Fixed rate (9.0%)						$300,000	$322,500
Fixed rate (10 3/8%)						$185,000	$207,200
Revolving loan, variable rate (3.92% at December 31, 2003)	$10,000						$10,000
Variable rate, warehouse line of credit (2.38% at December 31, 2003)	$63,243						$63,243
Other homebuilding borrowings (at various interest rates ranging from 3.9% to 6.0% at December 31, 2003)		$5,351	$2,576				$7,927

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

      We may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, inflation may result in higher interest rates. This may significantly affect the affordability of permanent mortgage financing for prospective purchasers, which in turn adversely affects overall housing demand. In addition, this may increase our interest costs. We attempt to pass through to our customers any increases in our costs through increased selling prices and, to date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

Special Note Regarding Forward Looking Statements

      This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found in the material set forth in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements including those regarding:

•	our expectations regarding growth opportunities in the homebuilding industry and our ability to successfully take advantage of such opportunities to expand our operations and maximize our financial returns;

•	our expectations regarding population growth and median income growth trends and their impact on future housing demand in our markets;

•	our expectation regarding the impact of geographic and customer diversification;

•	our expectations that strong demand for new housing in our current markets will contribute to our growth;

•	our belief that by leveraging our current operations, we will, over time, maximize our financial returns, strengthen our margins and increase our revenues and profitability;

•	our intention to expand our market share by increasing the number of homes we deliver with lower average sales prices;

•	our ability to successfully integrate our current operations and any future acquisitions, and to recognize anticipated operating efficiencies, cost savings and revenue increases;

•	our expectations regarding our land and homesite acquisition strategy and its impact on our business;

•	our belief that homes in premier locations will continue to attract homebuyers in both strong and weak economic conditions;

•	our expectations regarding land sales in the future;

•	our intention to grow the financial services business;

•	our belief regarding growth opportunities within our financial services business;

•	our expectations regarding our capture ratios within our financial services business for 2004;

•	our expectations regarding the impact of our business initiatives on our ability to capture repeat business, to minimize our exposure to adverse economic conditions and to increase our revenue;

•	our expectations regarding the implementation of the Performance Improvement Plan and best practices initiatives across our operating divisions;

•	our belief that we have adequate financial resources to meet our current and anticipated working capital and land and homesite acquisition and development needs;

•	our expectations regarding the implementation of certain recent accounting pronouncements;

•	the impact of inflation on our future results of operations;

•	our ability to pass through to our customers any increases in our costs;

•	our expectations regarding the successful completion of our transition plan and the anticipated benefits resulting from the implementation of our transition plan;

•	our estimates regarding the costs and timing of completion of the various components of our transition plan;

•	our expectations regarding the timing and benefits of expenditures related to our transition plan;

•	our estimates regarding SG&A expenses to be incurred during 2004; and

•	our expectations regarding the effect of increased interest incurred on our gross margins in future periods.

      These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities;

•	our relationship with Technical Olympic S.A. and its control over our business activities;

•	our ability to successfully integrate and to realize the expected benefits of recent acquisitions;

•	any delays or difficulties encountered in completing our transition plan or any negative effects resulting from the implementation of our transition plan;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business;

•	a decline in the demand for, or the prices of, housing;

•	a decline in the value of the land and home inventories we maintain;

•	an increase in the cost of, or shortages in the availability of, skilled labor or construction materials;

•	an increase in interest rates;

•	our ability to successfully dispose of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our ability to compete in our existing and future markets; and

•	an increase or change in governmental regulations.

Item 8.	Financial Statements and Supplementary Data

      Financial statements and supplementary data for us are on pages F-1 through F-21.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2004.

      We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller. The Code of Ethics is located on our internet web site at www.tousa.com under “Investor Information — Corporate Governance and Responsibility.”

Item 11.	Executive Compensation

      The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2004.

Item 13.	Certain Relationships and Related Transactions

      The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2004.

Item 14.	Principal Accounting Fees and Services

      The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or before April 29, 2004.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report:

(1) Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Number	Exhibit Description

2.1	Agreement and Plan of Merger dated April 8, 2002, by and among Newmark Homes Corp., Engle Holdings Corp., and Technical Olympic, Inc.(1)
3.1	Certificate of Incorporation of Newmark Homes Corp.(2)
3.2	Certificate of Amendment to the Certificate of Incorporation.(3)
3.3	Amended and Restated Bylaws.(3)
4.1	Indenture, dated as of June 25, 2002, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $200,000,000 9% Senior Notes due 2010.(4)
4.2	Indenture, dated as of June 25, 2002, by and among Technical Olympic USA, Inc., the subsidiaries name therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $150,000,000 10 3/8% Senior Subordinated Notes due 2012.(4)
4.3	Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc., certain direct and indirect subsidiaries of Technical Olympic USA, Inc., Salomon Smith Barney, Inc., Deutsche Bank Securities, Inc. and Fleet Securities, Inc. relating to the Senior Notes.(4)
4.4	Supplemental Indenture for the 9% Senior Notes due 2010, dated July 24, 2002, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.(3)
4.5	Supplemental Indenture for the 10 3/8% Senior Subordinated Notes due 2012, dated July 24, 2002 by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.(3)
4.6	Form of Technical Olympic USA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.1).(4)
4.7	Form of Technical Olympic USA, Inc. 10 3/8% Senior Subordinated Note due 2012 (included in Exhibit A of Exhibit 4.2).(4)
4.8	Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc., certain direct and indirect subsidiaries of Technical Olympic USA, Inc., Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and Fleet Securities, Inc. relating to the Senior Subordinated Notes.(5)
4.9	Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc. and Technical Olympic, Inc.(6)
4.10	Specimen of Stock Certificate of Technical Olympic USA, Inc.(7)
4.11	Supplemental Indenture for the 9% Senior Notes due 2010 issued in June 2002, dated as of February 3, 2003, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.(9)
4.12	Supplemental Indenture for the 10 3/8% Senior Subordinated Notes due 2012 issued in June 2002, dated as of February 3, 2003, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.(9)

Number	Exhibit Description

4.13	Indenture, dated as of February 3, 2003, among Technical Olympic USA, Inc., the subsidiaries named therein, Salomon Smith Barney Inc., Deutsche Bank Securities Inc., Fleet Securities, Inc. and Credit Lyonnais Securities (USA) Inc.(9)
4.14	Registration Rights Agreement, dated February 3, 2003, among Technical Olympic USA, Inc., the subsidiaries named therein, Salomon Smith Barney Inc., Deutsche Bank Securities Inc., Fleet Securities, Inc. and Credit Lyonnais Securities (USA) Inc.(9)
4.15	Form of Technical Olympic USA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.13).(9)
4.16	Supplemental Indenture for the 9% Senior Notes due 2010 issued in June 2002, dated as of March 31, 2003, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.(10)
4.17	Supplemental Indenture for the 9% Senior Notes due 2010 issued in February 2003, dated as of March 31, 2003, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.(8)
4.18	Supplemental Indenture for the 10 3/8% Senior Subordinated Notes due 2012 issued in June 2002, dated as of March 31, 2003, by and among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee.(10)
4.19	Technical Olympic USA, Inc. 10 3/8% Senior Subordinated Note due 2012, dated as of April 22, 2003, in the amount of $35,000,000.(12)
4.20	Registration Rights Agreement, dated April 22, 2003, among Technical Olympic USA, Inc., the subsidiaries named therein, and Citigroup Global Markets Inc.(12)
10.1*	Form of Indemnification Agreement.
10.2	Form of Tax Allocation Agreement between Technical Olympic, Inc. (formerly known as Technical Olympic USA, Inc.) and various affiliates and subsidiaries, including Technical Olympic USA, Inc. and its subsidiaries dated March 15, 2000.(13)
10.3	Employment Agreement, effective as of October 12, 2000, between TOUSA Homes, Inc. (f/k/a Engle Homes, Inc.) and Harry Engelstein.(14)
10.9*	Amended and Restated Employment Agreement between Technical Olympic USA, Inc. and Antonio B. Mon dated January 27, 2004, effective as of July 26, 2003.
10.10	Employment Agreement between Technical Olympic USA, Inc. and Tommy L. McAden dated July 12, 2002, effective June 25, 2002.(16)
10.11	Employment Agreement between Technical Olympic USA, Inc. and Yannis Delikanakis dated January 1, 2003.(9)
10.12	Credit Agreement dated June 25, 2002, among Technical Olympic USA, Inc., the Lenders and Issuers named therein, Citicorp North America, Inc. as Administrative Agent, Fleet National Bank as Documentation Agent and Salomon Smith Barney Inc. as Sole Arranger and Sole Book Manager.(11)
10.13	Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan.(17)
10.14	Credit Agreement, dated August 1, 2002, between Preferred Home Mortgage Company, and Guaranty Bank.(9)
10.15	First Amendment to Credit Agreement, dated October 15, 2002, between Preferred Home Mortgage Company, Technical Mortgage, L.P. and Guaranty Bank.(9)
10.16	Second Amendment to Credit Agreement, dated November 22, 2002, between Preferred Home Mortgage Company, Technical Mortgage, L.P. and Guaranty Bank.(9)
10.17	Third Amendment to Credit Agreement, dated January 5, 2003, between Preferred Home Mortgage Company, Technical Mortgage, L.P. and Guaranty Bank.(9)
10.18	Guaranty of Technical Olympic USA, Inc., dated August 1, 2002, in favor of Guaranty Bank.(9)
10.19	Mortgage Loan Purchase and Sale Agreement, dated August 1, 2002, between Preferred Home Mortgage Company and Guaranty Bank.(9)

Number	Exhibit Description

10.20	First Amendment to Mortgage Loan Purchase and Sale Agreement, dated October 15, 2002, between Preferred Home Mortgage Company and Guaranty Bank.(9)
10.21	Mortgage Loan Purchase and Sale Agreement, dated August 1, 2002, between Technical Mortgage, L.P. and Guaranty Bank.(9)
10.22	First Amendment to Mortgage Loan Purchase and Sale Agreement, dated October 15, 2002, between Technical Mortgage, L.P. and Guaranty Bank.(9)
10.23	Amended and Restated Credit Agreement, dated as of April 4, 2003, among Technical Olympic USA, Inc., the lenders and issuers party thereto, Citicorp North America, Inc. and Fleet National Bank.(10)
10.24	Facility Increase Letter, dated April 22, 2003.(10)
10.25	Consulting Agreement, dated as of January 1, 2003, between Technical Olympic USA, Inc. and Lonnie M. Fedrick.(10)
10.26	Contractor Agreement, effective as of November 6, 2000, between Technical Olympic USA, Inc. (f/k/a Newmark Homes Corp.) and Technical Olympic S.A.(12)
10.27	Supplemental Contractor Agreement, effective as of January 4, 2001, between Technical Olympic USA, Inc. (f/k/a Newmark Homes Corp.) and Technical Olympic S.A.(12)
10.28	Contractor Agreement, effective as of November 22, 2000, between TOUSA Homes, Inc. (f/k/a Engle Homes, Inc.) and Technical Olympic S.A.(12)
10.29	Supplemental Contractor Agreement, effective as of January 3, 2001, between TOUSA Homes, Inc. (f/k/a Engle Homes Inc.) and Technical Olympic S.A.(12)
10.30	Employment Agreement, dated as of January 1, 2003, between Technical Olympic USA, Inc. and Eric Rome.(12)
10.31	Employment Agreement, dated as of November 12, 2000, between TOUSA Homes, Inc. and Mark Upton.(18)
10.32	First Amendment to Employment Agreement, dated as of April 1, 2003, among Technical Olympic USA, Inc., TOUSA Homes, Inc. and Mark Upton.(18)
10.33	Amended and Restated Management Services Agreement, dated as of June 13, 2003, between Technical Olympic USA, Inc. and Technical Olympic, Inc.(12)
10.34	Fourth Amendment to Credit Agreement, effective as of June 24, 2003, between Preferred Home Mortgage Company and Guaranty Bank.(18)
10.36	Fifth Amendment to Credit Agreement, effective as of September 22, 2003, between Preferred Home Mortgage Company and Guaranty Bank.(19)
10.37*	Amended and Restated Credit Agreement, dated as of December 19, 2003, between Preferred Home Mortgage Company and Guaranty Bank.
10.38*	Amended and Restated Security Agreement, dated as of December 19, 2003, between Preferred Home Mortgage Company and Guaranty Bank.
10.39*	Keep-Well Agreement made by Technical Olympic USA, Inc., dated as of December 19, 2003, in favor of Guaranty Bank.
10.40*	Amended and Restated Mortgage Loan Purchase and Sale Agreement, dated as of December 19, 2003, between Preferred Home Mortgage Company and Guaranty Bank.
21.0*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP independent certified public accountants.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit Description

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 99.A to the Information Statement on Schedule 14-C, dated June 3, 2002, filed by the Registrant.

(2)	Incorporated by reference to the Form 8-K, dated March 23, 2001, previously filed by the Registrant.

(3)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-100013).

(4)	Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant.

(5)	Incorporated by reference to Exhibit 4.4 to the Form 8-K, dated July 9, 2002, previously filed by the Registrant.

(6)	Incorporated by reference to Exhibit 2.2 to the Form 8-K, dated July 9, 2002, previously filed by the Registrant.

(7)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 previously filed by the Registrant (Registration No. 333-99307).

(8)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-104278).

(9)	Incorporated by reference to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant.

(10)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2003, previously filed by the Registrant.

(11)	Incorporated by reference to Exhibit 99.2 to the Form 8-K, dated July 9, 2002, previously filed by the Registrant.

(12)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537).

(13)	Incorporated by reference to the Form 10-K for the year ended December 31, 1999, previously filed by the Registrant.

(14)	Incorporated by reference to Exhibit 99.D.4 to the Schedule TO previously filed by Technical Olympic, Inc. (File No. 005-42975).

(15)	Incorporated by reference to Exhibit 99.E to the Information Statement on Schedule 14-C, dated June 3, 2002, previously filed by the Registrant.

(16)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2002, previously filed by the Registrant.

(17)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 previously filed by the Registrant (Registration No. 333-99307).

(18)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-107091).

(19)	Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2003, previously filed by the Registrant.

      (b) Reports on Form 8-K:

      On October 28, 2003, we filed a Current Report on Form 8-K furnishing information under Item 12 regarding certain operational data for the three and nine months ended September 30, 2003.

      On November 3, 2003, we filed a Current Report on Form 8-K furnishing information under Item 12 regarding financial results for the third quarter ended September 30, 2003 and financial and operational guidance for the full years 2003 and 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL OLYMPIC USA, INC.

By:	/s/ ANTONIO B. MON

Antonio B. Mon
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTONIO B. MON Antonio B. Mon	Executive Vice Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director	February 10, 2004

/s/ TOMMY L. MCADEN Tommy L. McAden	Vice President — Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 10, 2004

/s/ RANDY L. KOTLER Randy L. Kotler	Vice President — Chief Accounting Officer (Principal Accounting Officer)	February 10, 2004

/s/ KONSTANTINOS STENGOS Konstantinos Stengos	Chairman of the Board and Director	February 10, 2004

/s/ YANNIS DELIKANAKIS Yannis Delikanakis	Executive Vice President and Director	February 10, 2004

/s/ LONNIE M. FEDRICK Lonnie M. Fedrick	Director	February 10, 2004

/s/ ANDREAS STENGOS Andreas Stengos	Director	February 10, 2004

/s/ GEORGE STENGOS George Stengos	Director	February 10, 2004

/s/ LARRY D. HORNER Larry D. Horner	Director	February 10, 2004

Signature	Title	Date

/s/ WILLIAM A. HASLER William A. Hasler	Director	February 10, 2004

/s/ MICHAEL J. POULOS Michael J. Poulos	Director	February 10, 2004

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

Technical Olympic USA, Inc.

      We have audited the accompanying consolidated statements of financial condition of Technical Olympic USA, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Olympic USA, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Miami, Florida

January 30, 2004

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2002	2003

	(Dollars in thousands,
	except share data)
ASSETS
Homebuilding:
Cash and cash equivalents:
Unrestricted	$44,825	$73,703
Restricted	23,645	21,222
Inventory	753,872	1,183,423
Property and equipment, net	13,862	23,727
Other assets	30,681	43,653
Goodwill	74,345	100,103

	941,230	1,445,831
Financial Services:
Cash and cash equivalents:
Unrestricted	4,386	3,148
Restricted	22,866	73,358
Mortgage loans held for sale	58,840	75,241
Other assets	3,659	3,544
Goodwill	3,907	3,907

	93,658	159,198

Total assets	$1,034,888	$1,605,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable	$18,352	$50,228
Accrued expenses and other liabilities	78,468	98,711
Customer deposits	24,564	35,506
Consolidated land bank obligations	16,288	242,740
Homebuilding borrowings	413,110	497,919

	550,782	925,104
Financial Services:
Accounts payable and other liabilities	21,560	74,893
Financial services borrowings	48,309	63,243

	69,869	138,136

Total liabilities	620,651	1,063,240
Minority interest	9,092	5,379
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $.01 par value; 67,000,000 shares authorized and 27,878,787 and 29,889,036 shares issued and outstanding at December 31, 2002 and 2003, respectively	279	299
Additional paid-in capital	322,400	370,926
Retained earnings	82,466	165,185

Total stockholders’ equity	405,145	536,410

Total liabilities and stockholders’ equity	$1,034,888	$1,605,029

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2002	2003

	(Dollars in thousands, except share data)
Homebuilding:
Revenues:
Homes sales	$1,374,551	$1,350,330	$1,604,401
Land/lot sales	18,361	27,379	38,173

	1,392,912	1,377,709	1,642,574
Cost of sales:
Home sales	1,091,626	1,077,133	1,291,816
Land/lot sales	16,660	24,430	27,544

	1,108,286	1,101,563	1,319,360

Gross profit	284,626	276,146	323,214

Selling, general and administrative expenses	148,541	156,180	200,796
Variable stock-based compensation expense	—	—	1,221
Depreciation and amortization expense	8,849	5,952	9,262
Severance and merger related expenses	2,643	19,963	775
Loss on early retirement of debt	—	5,411	—
Other income, net	(3,941)	(2,569)	(3,551)

Homebuilding pretax income	128,534	91,209	114,711

Financial Services:
Revenues	29,137	36,578	45,251
Expenses	17,688	20,846	29,696

Financial Services pretax income	11,449	15,732	15,555

Income from continuing operations before income taxes	139,983	106,941	130,266
Income tax expense	52,218	39,900	47,547

Income from continuing operations	87,765	67,041	82,719

Discontinued operations:
Income from discontinued operations	10,118	7,922	—
Income tax expense	3,846	2,959	—

Income from discontinued operations, net of taxes	6,272	4,963	—

Net income	$94,037	$72,004	$82,719

Earnings per common share — basic
From continuing operations	$3.15	$2.40	$2.94
From discontinued operations	0.22	0.18	—

Net income	$3.37	$2.58	$2.94

Earnings per common share — diluted
From continuing operations	$3.15	$2.40	$2.92
From discontinued operations	0.22	0.18	—

Net income	$3.37	$2.58	$2.92

Weighted average number of common shares outstanding:
Basic	27,878,787	27,878,787	28,117,432

Diluted	27,878,787	27,878,787	28,362,768

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

	(Dollars in thousands)
Balance at January 1, 2001	27,878,787	$279	$322,400	$32,380	$355,059
Distributions by Engle Holdings	—	—	—	(29,516)	(29,516)
Dividends paid	—	—	—	(6,210)	(6,210)
Net income	—	—	—	94,037	94,037

Balance at December 31, 2001	27,878,787	279	322,400	90,691	413,370
Assumption of Technical Olympic debt (see Note 1)	—	—	—	(75,416)	(75,416)
Distributions by Engle Holdings	—	—	—	(4,813)	(4,813)
Net income	—	—	—	72,004	72,004

Balance at December 31, 2002	27,878,787	279	322,400	82,466	405,145
Common stock issued to directors	10,249	—	160	—	160
Sale of common stock	2,000,000	20	48,366	—	48,386
Net income	—	—	—	82,719	82,719

Balance at December 31, 2003	29,889,036	$299	$370,926	$165,185	$536,410

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$94,037	$72,004	$82,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	(6,272)	(4,963)	—
Depreciation and amortization expense	8,849	5,952	9,262
Amortization of deferred finance costs	—	1,474	—
Deferred income taxes	5,121	(2,061)	1,120
Other adjustments	(819)	1,095	1,381
Changes in operating assets and liabilities:
Restricted cash	(17,138)	(19,126)	(48,069)
Inventories	(25,691)	(75,910)	(141,663)
Other assets	(8,678)	(2,359)	(3,103)
Accounts payable and other liabilities	12,728	39,077	98,246
Customer deposits	(953)	(1,575)	7,233
Mortgage loans held for sale	(36,527)	(7,907)	(16,401)

Net cash provided by (used in) operating activities	24,657	5,701	(9,275)
Cash flows from investing activities:
Net additions to property and equipment	(6,713)	(8,749)	(19,046)
Amounts paid for acquisitions, net of cash acquired	—	(51,315)	(59,625)
Additional consideration paid for acquisitions	—	—	(18,136)
Other	331	—	—

Net cash used in investing activities	(6,382)	(60,064)	(96,807)
Cash flows from financing activities:
Net proceeds from (repayments on) revolving credit facilities	12,026	58,574	(45,183)
Proceeds from notes offering	—	350,000	129,311
Proceeds from unsecured borrowings from banks	27,001	—	—
Principal payments on unsecured borrowings and senior notes	(66,764)	(379,577)	—
Principal payments on acquisition notes payable	(1,216)	—	—
Net proceeds from (payments on) consolidated land bank obligations	30,022	(13,734)	(4,563)
Net proceeds from financial services borrowings	29,618	9,620	14,934
Payments for deferred financing costs	—	(15,252)	(5,450)
Minority interest in consolidated subsidiaries	35,795	(26,703)	(3,713)
Net proceeds from sale of common stock	—	—	48,386
Dividends paid	(6,210)	—	—
Distributions by Engle Holdings	(29,516)	(4,813)	—

Net cash provided by (used in) financing activities	30,756	(21,885)	133,722

Net cash provided by (used in) operations	49,031	(76,248)	27,640
Net cash provided by discontinued operations	1,854	50,323	—

Increase (decrease) in cash and cash equivalents	50,885	(25,925)	27,640
Cash and cash equivalents at beginning of period	24,251	75,136	49,211

Cash and cash equivalents at end of period	$75,136	$49,211	$76,851

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.	Business and Organization

Business

      Technical Olympic USA, Inc. is a Delaware corporation. We are a homebuilder with a geographically diversified national presence. We operate in 14 metropolitan markets located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West. We design, build and market detached single-family residences, town homes and condominiums. We also provide title and mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights to investors.

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

      As a result of the exchange of equity interests, Technical Olympic owned 91.75% of our outstanding common stock. Technical Olympic was a wholly-owned subsidiary of Technical Olympic (UK) Limited (formerly known as Technical Olympic (UK) PLC), a company formed under the laws of Great Britain, which is a wholly-owned subsidiary of Technical Olympic S.A., a Greek company that is publicly traded on the Athens Stock Exchange. In October 2003, as part of a restructuring transaction, all of the shares of Technical Olympic were sold by Technical Olympic (UK) Limited to Technical Olympic, S.A. Technical Olympic was then merged with and into TOI, LLC, a newly formed wholly-owned subsidiary of ours. As part of the merger, Technical Olympic, S.A. acquired the shares of our common stock previously owned by Technical Olympic.

      Concurrently with the Merger, we completed a private placement of $200.0 million 9% senior notes and $150.0 million 10 3/8% senior subordinated notes (the Notes Offering). The net proceeds of approximately $335.0 million from the Notes Offering were used to repay certain indebtedness of both Newmark and Engle and the Technical Olympic Debt that was assumed in connection with the Merger. Additionally, we entered into a revolving credit facility to fund working capital, which currently provides for loans up to $315.0 million.

      Subsequently, all outstanding privately placed senior and senior subordinated notes were exchanged for an equivalent amount of notes at their respective interest rates, which are registered under the Securities Act of 1933.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment Reporting

      In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have concluded that our operating segments consist of homebuilding and financial services. These two segments are segregated in the accompanying consolidated financial statements under “Homebuilding” and “Financial Services.”

      For the years ended December 31, 2001, 2002, and 2003, we have eliminated inter-segment financial services revenues of $3.5 million, $3.6 million and $5.9 million, respectively.

Homebuilding

Inventory

      Inventory is stated at the lower of cost or fair value. Inventory under development or held for development is stated at an accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are recorded at fair value. Inventory to be disposed of is carried at the lower of cost or fair value less cost to sell. We utilize the specific identification method of charging construction costs to cost of sales as units are sold. Common construction project costs are allocated to each individual home in the various subdivisions based upon the total number of homes to be constructed in each subdivision community. Interest, real estate taxes and certain development costs are capitalized to land and construction costs during the development and construction period and are amortized to cost of sales as closings occur.

Homebuilding Borrowings

      Homebuilding borrowings represent financing arrangements utilized to support our homebuilding activities. These arrangements have been executed by subsidiaries in which we have a 50% or greater ownership interest and generally provide the creditor with recourse against the Company.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Land Bank Obligations

      Consolidated land bank obligations represent liabilities associated with our land banking activities, including obligations in special-purpose entities which have been consolidated by us, for which we have a less than 50% ownership interest, the creditors have no recourse against the Company and as a result, the obligations have been specifically excluded from the leverage ratios pursuant to the terms of our revolving credit facility.

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

Warranty Costs

      We provide homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. We generally have recourse against the subcontractors for claims relating to workmanship and materials. We also provide up to a ten-year homebuyer’s warranty which covers major structural defects. Estimated warranty costs are recorded at the time of sale based on historical experience and current factors.

Advertising Costs

      Advertising costs, consisting primarily of newspaper and trade publications, and the cost of maintaining an internet web-site, are expensed as incurred. Advertising expense included in selling, general and administrative expenses and income from discontinued operations for the years ended December 31, 2001, 2002 and 2003 amounted to $16.3 million, $15.3 million and $12.6 million, respectively.

Financial Services

Mortgage Loans Held for Sale

      Mortgage loans held for sale are stated at the lower of aggregate cost or fair value based upon such commitments for loans to be delivered or prevailing market rates for uncommitted loans. Substantially all of the loans originated by us are sold to private investors within 30 days of origination.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      Fees derived from our Financial Services segment, including title and mortgage origination services, are generally recognized as revenue in the month of closing of the sale of the mortgage. Financial Service revenue and expenses consist of the following (dollars in thousands):

	Year Ended December 31,

	2001	2002	2003

Revenue:
Mortgage services	$16,055	$20,729	$24,536
Title services	13,082	15,849	20,715

Total Financial Service revenue	29,137	36,578	45,251
Expenses:
Mortgage services	6,800	8,076	10,212
Title services	10,888	12,770	19,484

Total Financial Service expense	17,688	20,846	29,696

Total Financial Service pretax income	$11,449	$15,732	$15,555

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

      Supplemental disclosures of cash flow information (dollars in thousands):

	Year Ended December 31,

	2001	2002	2003

Cash paid for:
Interest (net of amounts capitalized)	$2,372	$—	$—

Income taxes	$52,830	$39,245	$43,822

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

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

Concentration of Credit Risk

      We conduct business primarily in four geographical regions: Florida, the Mid-Atlantic, Texas, and the West. Accordingly, the market value of our inventory is susceptible to changes in market conditions that may occur in these locations. With regards to the mortgage loans held for sale, we will generally only originate loans which have met underwriting criteria required by purchasers of our loan portfolios. Additionally, we generally sell our mortgage loans held for sale within 30 days which minimizes our credit risk.

Property and Equipment

      Property and equipment, consisting primarily of office premises, transportation equipment, office furniture and fixtures, capitalized software costs and model home furniture, are stated at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred.

      Depreciation generally is provided using the straight-line method over the estimated useful life of the asset, which ranges from 18 months to 30 years. At December 31, 2002 and 2003, accumulated depreciation approximated $8.0 million and $13.1 million, respectively.

Goodwill

      Goodwill represents the excess of the purchase price of the Company’s acquisitions over the fair value of the net assets acquired. Additional consideration paid in subsequent periods under the terms of purchase agreements is included as acquisition costs.

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

      We adopted SFAS 142 on January 1, 2002. We performed the required impairment tests during 2002 and 2003 and determined that no goodwill impairment existed. Our application of the provisions of SFAS 142 resulted in the elimination of goodwill amortization expense beginning in the first quarter of 2002. The following table sets forth reported net income and earnings per share from continuing

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations, as adjusted to exclude goodwill amortization expense for the year ended December 31, 2001 (dollars in thousands):

Income from continuing operations, as reported	$87,765
Add back of amortization expense, net of taxes	1,504

$89,269

Earnings per common share (basic and diluted), as reported	$3.15

Earnings per common share (basic and diluted), as adjusted	$3.20

Insurance and Litigation Reserves

      Insurance and litigation reserves have been established for estimated amounts based on an analysis of past history of claims. We have, and require the majority of our subcontractors to have, general liability insurance that protects us against a portion of our risk of loss from construction-related claims. We reserve for costs to cover our self-insured retentions and deductible amounts under these policies and for any costs in excess of our coverage limits. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future claim costs could differ from our currently estimated amounts.

Income Taxes

      We are included in the consolidated federal income tax return with Technical Olympic pursuant to a Tax Allocation Agreement between Technical Olympic and us. As a result of this Tax Allocation Agreement, income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Tax Allocation Agreement was terminated as a result of the merger of Technical Olympic into one of our wholly-owned subsidiaries pursuant to the restructuring transaction in October 2003. After the restructuring transaction, we continue to file a consolidated return with our subsidiaries.

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

      Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than market exercise prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. During 2003, we had stock options which were dilutive as the exercise price of the options was below market value. Other than stock options, we had no other dilutive securities. For the years ended December 31, 2001 and 2002, we had no dilutive securities outstanding.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table represents a reconciliation of weighted average shares outstanding for the year ended December 31, 2003:

Basic weighted average shares outstanding	28,117,432
Net effect of stock options assumed to be exercised	245,336

Diluted weighted average shares outstanding	28,362,768

Stock-Based Compensation

      We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Refer to Note 13 for the required pro forma disclosures.

Fair Value of Financial Instruments

      SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. The carrying values of cash and mortgage loans held for sale approximate their fair values due to their short-term nature. The carrying value of homebuilding and financial service borrowings and consolidated land bank obligations, excluding the senior and senior subordinated notes, approximate their fair value as substantially all of the debt has a fluctuating interest rate based upon a current market index. The fair value of the $300.0 million senior and $185.0 million senior subordinated notes at December 31, 2003 is $322.5 million and $207.2 million, respectively, as determined by quoted market prices.

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

      In January 2003, the FASB issued FASB Interpretation (Interpretation) No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities (VIEs) which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entities’ activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46 is applied immediately to VIEs created after January 31, 2003. Pursuant to FASB revision to Interpretation No. 46 (FSP 46-6), a public entity need not apply the provisions of Interpretation No. 46 to an interest held in a VIE or a potential VIE until the end of the first interim or annual period ending after March 15, 2004, if the VIE was created before February 1, 2003, and the public entity has not issued financial statements reporting that VIE as consolidated in accordance with Interpretation No. 46.

      Generally, in the homebuilding industry, homebuilders will enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which may qualify as VIEs, as a method of acquiring developed homesites. We believe that Interpretation No. 46 must be evaluated as it relates to these and similar types of arrangements. In applying Interpretation No. 46 to our homesite option contracts, estimates regarding cash flows and other assumptions have to be made. We believe that our critical assumptions are reasonable based on historical evidence and industry practice. Based on our analysis of contracts entered into after January 31, 2003, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of the consolidation was to increase inventory by $123.7 million, excluding deposits of $9.7 million which had been previously recorded, with a corresponding increase to consolidated land bank obligations in the accompanying consolidated statement of financial condition as of December 31, 2003. Additionally, we have entered into arrangements with VIEs to acquire homesites whereby our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (our quarter ended September 30, 2003) with the exception of an indefinite deferral relating to application to limited life entities. We do not believe that the implementation of SFAS No. 150 will have a material impact on our financial condition, results of operations or cash flows.

Reclassifications

      Certain reclassifications have been made to conform the prior periods’ amounts to the current period’s presentation.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Inventory

      Inventory consists of the following (dollars in thousands):

	December 31,

	2002	2003

Homesites and land under development	$315,838	$453,893
Deposits	56,146	78,725
Residences completed and under construction	356,510	404,581
Consolidated inventory not owned	25,378	246,224

	$753,872	$1,183,423

      A summary of homebuilding interest capitalized in inventory is as follows (dollars in thousands):

	Year Ended December 31,

	2001	2002	2003

Interest capitalized, beginning of period	$25,487	$12,226	$11,578
Interest incurred	22,067	27,742	55,139
Less interest included in:
Cost of sales	34,241	28,133	35,348
Other	1,087	257	1,673

Interest capitalized, end of period	$12,226	$11,578	$29,696

      In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At December 31, 2002 and 2003, we had refundable and nonrefundable deposits aggregating $56.1 million and $78.7 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is limited to forfeiture of the related deposits.

      During 2003, we sold certain parcels of land for net proceeds of $107.3 million. In connection with these transactions, we entered into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS No. 66, Accounting for the Sales of Real Estate, we have accounted for these transactions as financing arrangements. As a result, we have included the corresponding liability of $107.3 million in consolidated land bank obligations in the accompanying consolidated statement of financial condition as of December 31, 2003.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities consists of the following (dollars in thousands):

	December 31,

	2002	2003

Homebuilding:
Interest	$17,341	$23,942
Compensation	11,176	15,047
Taxes, including income and real estate	14,262	11,738
Warranty costs	4,795	5,229
Completion reserves	6,599	18,866
Accrued expenses	20,896	12,268
Deferred gain on sale-leaseback of model homes	489	5,750
Other	2,910	5,871

	$78,468	$98,711

      Accounts payable and other liabilities for Financial Services consists primarily of title company escrows.

      During the years ended December 31, 2002 and 2003, changes in our warranty accrual consisted of the following (dollars in thousands):

	2002	2003

Accrued warranty costs, beginning of year	$2,138	$4,795
Estimated liability recorded	7,523	9,306
Settlements made	(4,866)	(8,872)

Accrued warranty costs, end of year	$4,795	$5,229

5.     Homebuilding and Financial Services Borrowings

Homebuilding Borrowings

      Homebuilding borrowings consists of the following (dollars in thousands):

	December 31,

	2002	2003

Senior notes due 2010, at 9%(a)	$200,000	$300,000
Discount on senior notes	—	(4,526)
Senior subordinated notes due 2012, at 10 3/8%(a)	150,000	185,000
Discount on senior subordinated notes	—	(482)
Revolving credit facility(b)	55,000	10,000
Other	8,110	7,927

	$413,110	$497,919

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Maturities on homebuilding borrowings at December 31, 2003 are as follows (dollars in thousands):

2004	$10,000
2005	5,351
2006	2,576
2007	—
2008	—
Thereafter	485,000

$502,927

(a)	Interest on the senior and senior subordinated notes (the Notes) is payable semi-annually, commencing on January 1, 2003. The Notes are fully and unconditionally guaranteed by all of our material domestic subsidiaries. Any subsidiaries, other than the subsidiary guarantors, are minor and have no independent assets or operations. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan.

The indentures governing the Notes require us to maintain a minimum net worth and place certain restrictions on our ability to, among other things, incur additional debt, pay or make dividends or other distributions, sell assets and enter into transactions with affiliates and merge or consolidate with other entities.

(b)	On April 4, 2003, we amended our revolving credit facility to increase the amount we are permitted to borrow. Our revolving credit facility permits us to borrow to the lesser of (i) $315.0 million, or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt, and to issue letters of credit up to $125.0 million. In addition, we have the right to increase the size of the facility to provide for up to an additional $10.0 million of revolving loans, subject to meeting certain requirements. The revolving credit facility expires on June 26, 2005. As of December 31, 2003, we had drawn down $10.0 million and had issued letters of credit of $92.8 million and as a result, had $212.2 million in availability under the revolving credit facility. We pay a variable commitment fee on the unused portion of the commitment. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citibank, N.A.’s base rate, (B) 0.5% plus the three week average of the reserve-adjusted three-month certificate of deposit rate and (C) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities to our tangible worth. At December 31, 2003, our loans outstanding under the revolving credit facility accrued interest at a rate of 3.92% per annum. The revolving credit facility requires us to (1) maintain specified financial ratios regarding leverage, interest coverage, consolidated tangible net worth and certain operational measurements and (2) satisfy certain financial condition tests. The revolving credit facility also places certain restrictions on, among other things, our ability to incur additional debt or liens, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates and merge or consolidate with other entities. The revolving credit facility is secured by a first-priority perfected lien on all capital stock of subsidiaries owned by us. Our obligations under the revolving credit facility are guaranteed by all our domestic subsidiaries (subject to certain limited exceptions).

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Services Borrowings

      To fund the origination of residential mortgage loans, our subsidiary, Preferred Home Mortgage Company (Preferred Home) entered into a $90.0 million revolving warehouse line of credit, which we refer to as our warehouse line of credit. The warehouse line of credit is comprised of (1) a credit facility (the PHMC Credit Facility) providing for revolving loans of up to $50.0 million, subject to meeting borrowing base requirements based on the value of collateral provided and (2) mortgage loan purchase and sale agreements (the Purchase Facility) which provide for the purchase by the lender of up to $40.0 million in mortgage loans generated by Preferred Home. At no time may the amount outstanding under the facility plus the amount of purchased loans pursuant to the purchase and sale agreements exceed $90.0 million. The warehouse line of credit expires on December 19, 2004. As of December 31, 2003, we had $63.2 million outstanding under the warehouse line of credit. The PHMC Credit Facility bears interest at the Eurodollar rate plus 1.375%. Amounts outstanding under the Purchase Facility bear interest at the Eurodollar rate plus 1.125%. As of December 31, 2003, our loans outstanding under the warehouse line of credit accrued interest at a blended rate of 2.38% per annum. The warehouse line of credit is secured by funded mortgages which are pledged as collateral and requires Preferred Home to maintain certain financial ratios and minimums. We have entered into a keep-well agreement in favor of the lender which obligates us to provide financial support to Preferred Home, if necessary, in order for Preferred Home to maintain such financial ratios and minimums.

      The line of credit includes restrictions including maintenance of certain financial covenants. We are required to fund 2% of all mortgages originated and to sell all funded mortgages within 90 days. As of December 31, 2003, Preferred Home was committed to selling its entire portfolio of mortgage loans held for sale.

Borrowing Capacity

      At December 31, 2003, we had the capacity to borrow an additional $212.2 million under the revolving credit facility and $26.8 million under the warehouse line of credit, subject to us satisfying the relevant borrowing conditions in those facilities.

6.     Acquisitions

      On October 4, 2002, we acquired the net assets of DS Ware Homes LLC, a homebuilder operating in Jacksonville, Florida. We paid $35.6 million in cash, of which $30.0 million was funded with proceeds from our revolving credit facility. In addition, because certain earnings targets were met for the five-month period after the closing, we paid an additional $5.2 million in cash to the sellers in April 2003. This acquisition resulted in approximately $21.0 million of goodwill. The results of operations of DS Ware Homes LLC for the period from October 4, 2002 through December 31, 2002 are included in the accompanying consolidated statement of income for the year ended December 31, 2002.

      On November 18, 2002, we acquired the net assets of Masonry Homes, Inc., a homebuilder operating in the northwestern suburbs of Baltimore and southern Pennsylvania. We paid $17.1 million in cash, which was funded with proceeds from our revolving credit facility. In addition, if certain targets are met regarding home sale closings, the development and/or subdivision of certain homesites and earnings for the 2003 and 2004 fiscal years, we will be obligated to pay up to an additional $21.3 million in cash to the sellers over a two-year period, of which $11.3 million was paid during 2003. This acquisition resulted in no material amount of goodwill being recorded. The results of operations of Masonry Homes, Inc. for the period from November 18, 2002 through December 31, 2002 are included in the accompanying consolidated statement of income for the year ended December 31, 2002.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 6, 2003, we acquired the net assets of Trophy Homes, Inc. (Trophy), a homebuilder operating in Las Vegas, Nevada and certain homesites for approximately $36.2 million in cash. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to an additional $2.5 million over a two year period. Of this amount, we paid $1.6 million of additional consideration during the year ended December 31, 2003. This acquisition resulted in approximately $8.9 million of goodwill. The results of operations of Trophy for the period from February 6, 2003 through December 31, 2003 are included in the accompanying consolidated statement of income for the year ended December 31, 2003.

      On February 28, 2003, we acquired the net assets of The James Construction Company (James), a homebuilder operating in the greater Denver, Colorado area, for approximately $22.0 million in cash. In addition, we are obligated to pay an additional $1.4 million to the sellers over a two-year period. This acquisition resulted in no goodwill being recorded. The results of operations of James for the period from February 28, 2003 through December 31, 2003 are included in the accompanying consolidated statement of income for the year ended December 31, 2003.

7.     Severance and Merger Related Expenses

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

      Results of Westbrooke’s operations have been classified as discontinued operations, and prior periods have been restated. Discontinued operations include Westbrooke revenues, which totaled $205.7 million and $44.2 million for the years ended December 31, 2001 and 2002, respectively.

9.     Commitments and Contingencies

      We provide homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. We generally have recourse against our subcontractors for claims relating to workmanship and materials. We also provide up to a ten-year homeowner’s warranty which covers major structural defects.

      We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and homesite purchase contract deposits. At December 31, 2003, outstanding letters of

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit and performance/surety bonds under these arrangements totaled approximately $92.8 million and $97.6 million, respectively.

      The State of Texas recently began a routine sales tax audit of one of our Texas operations. At this early stage of the audit, it is not possible to determine whether or not the audit will result in the assessment of additional taxes, and, if an assessment is made, the amount of such assessment. Although there can be no assurances that this audit will not result in the assessment of additional taxes by the State of Texas, we believe that the potential amount, if any, will not have a significant effect on our financial position or results of operations.

      We entered into an agreement with an insurance company to underwrite private mortgage insurance on certain loans originated by our mortgage services subsidiary. Under the terms of the agreement, we share in the premiums generated on the loans and are exposed to losses in the event of a loan default.

      At December 31, 2003, our maximum exposure to losses relating to loans insured is approximately $3.6 million, which is further limited to the amounts held in trust of approximately $810,000. We minimize the credit risk associated with such loans through credit investigations of customers as part of the loan origination process and by monitoring the status of the loans and related collateral on a continuous basis.

      We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our consolidated financial position or results of operations.

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

      During the year ended December 31, 2003, we completed various sale-leaseback transactions of model homes, for net proceeds of $47.1 million. In connection with these transactions, we deferred profit of $8.8 million which is being amortized over the lease term. The lease term varies on a per home basis and ranges from 3 to 36 months.

      At December 31, 2003, we are obligated under non-cancellable operating leases of office space, model homes and equipment. Rent expense for the year ended December 31, 2003, amounted to $7.5 million. Minimum annual lease payments under these leases at December 31, 2003 are as follows (dollars in thousands):

2004	$8,561
2005	4,462
2006	2,508
2007	1,024
2008	606
Thereafter	169

Total	$17,330

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Related Party Transactions

      In 2000, we entered into a purchasing agreement with our ultimate parent, Technical Olympic S.A. The agreement provided that Technical Olympic S.A. would purchase certain of the materials and supplies necessary for operations and sell them to our entities, all in an effort to consolidate the purchasing function. Although Technical Olympic S.A. would incur certain franchise tax expense, we would not be required to pay such additional purchasing liability. Technical Olympic S.A. purchased $342.6 million, $191.6 million and $203.7 million of materials and supplies on our behalf during the years ended December 31, 2001, 2002 and 2003, respectively. These materials and supplies bought by Technical Olympic S.A. under the purchasing agreement are provided to us at Technical Olympic S.A.’s cost. We do not pay a fee or other consideration to Technical Olympic S.A. under the purchasing agreement. We may terminate the purchasing agreement upon 60 days prior notice.

      In 2000, we entered into a management services agreement with Technical Olympic, whereby Technical Olympic will provide certain advisory, administrative and other services. The management services agreement was amended and restated on June 13, 2003. For the years ended December 31, 2001 and 2002, we paid $1.9 million and $1.4 million, respectively. For the year ended December 31, 2003, we accrued $2.5 million which is included in accrued expenses and other liabilities in the accompanying consolidated statement of financial condition. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income. In connection with the restructuring transaction, Technical Olympic assigned its obligations and rights under the amended and restated management agreement to Technical Olympic Services, Inc., a Delaware corporation wholly-owned by Technical Olympic S.A., effective as of October 29, 2003.

      During 2001, Engle Homes sold certain undeveloped real estate tracts to, and entered into a number of agreements (including option contracts and construction contracts) with, Equity Investments, a limited liability company controlled by the brother of one of our executives. We made payments of $11.9 million, $36.0 million and $7.2 million to this entity pursuant to these agreements during the years ended December 31, 2001, 2002 and 2003, respectively. During 2003, we entered into two additional option agreements with Equity Investments. The two agreements provide that we purchase homesites for a total aggregate sum of approximately $16.1 million. We believe that the purchase prices to acquire the homesites are market prices.

11.     Income Taxes

      Components of income tax expense (benefit) from continuing operations consist of the following (dollars in thousands):

	Year Ended December 31,

	2001	2002	2003

Current:
Federal	$47,055	$38,272	$43,425
State	4,343	3,689	3,002

	51,398	41,961	46,427
Deferred:
Federal	667	(1,880)	1,433
State	153	(181)	(313)

	820	(2,061)	1,120

	$52,218	$39,900	$47,547

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between total reported income taxes and expected income tax expense computed by applying the federal statutory income tax rate of 35% for 2001, 2002 and 2003 to income from continuing operations is reconciled as follows (dollars in thousands):

	Year Ended December 31,

	2001	2002	2003

Computed income tax expense at statutory rate	$48,994	$37,429	$45,593
State income taxes	2,922	2,269	1,710
Other, net	302	202	244

Income taxes	$52,218	$39,900	$47,547

      Significant temporary differences that give rise to the deferred tax assets and liabilities from continuing operations are as follows (dollars in thousands):

	December 31,

	2002	2003

Deferred tax assets:
Warranty, legal and insurance reserves	$602	$3,338
Property and equipment	259	—
Deferred gain on sale – leaseback of models	184	2,053
Inventory	4,350	4,303
Accrued compensation	3,345	1,513
Net operating loss carry forward	—	431
Other	94	943

Total deferred tax assets	8,834	12,581
Deferred tax liabilities:
Property and equipment	—	(540)
Amortizable intangibles	(3,919)	(7,289)
Prepaid commissions and differences in reporting selling and marketing	(1,433)	(2,406)
Other	(16)	—

Total deferred tax liabilities	(5,368)	(10,235)

Net deferred tax asset	$3,466	$2,346

      The net deferred tax asset included in other assets in the accompanying consolidated statements of financial condition at December 31, 2002 and 2003 was $3.5 million and $2.3 million, respectively. We believe that it is more likely than not that the gross deferred tax assets will be realized or settled due to our ability to generate taxable income exclusive of reversing timing differences. Accordingly, no valuation allowance has been established at December 31, 2002 and 2003.

      Payments of $47.2 million, $37.7 million and $28.3 million were made to Technical Olympic for federal income taxes during 2001, 2002 and 2003, respectively.

      As part of the restructuring transaction, the Tax Allocation Agreement between Technical Olympic and us was terminated, and tax accounts between the two companies were required to be settled. The closing reconciliation of tax accounts results in an estimated $4.2 million due to us from Technical Olympic Services, Inc., a Delaware corporation that is wholly-owned by Technical Olympic S.A. who assumed this liability from Technical Olympic as part of the restructuring transaction.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Stockholders’ Equity

      On November 19, 2003, we sold, pursuant to an underwritten public offering, 2.0 million shares of our common stock at a price of $26.00 per share. The net proceeds of the offering to us were $48.4 million, after deducting offering costs and underwriting fees of $3.6 million. The offering proceeds were used to pay outstanding indebtedness under our revolving credit facility. In connection with our offering of common stock, Technical Olympic S.A. sold approximately 3.2 million shares of our common stock, including 675,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. As a result of these transactions, Technical Olympic S.A. has reduced their ownership of us to 73.95%.

13.     Stock Option Plan

      During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, formerly known as the Newmark Homes Corp. Annual and Long-Term Incentive Plan (the Plan) pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities are eligible to receive options to purchase shares of common stock. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 4,000,000. Pursuant to the Plan, no shares could be granted prior to consummation of the aforementioned merger between us and Engle. As a result, as of December 31, 2001, no options had been granted. There were 563,509 shares of common stock reserved for future grants at December 31, 2003.

      Activity under the Plan for the years ended December 31, 2002 and 2003 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at January 1, 2002	—	—
Granted	2,195,455	$19.37

Outstanding at December 31, 2002	2,195,455	$19.37
Granted	1,241,036	$19.73

Outstanding at December 31, 2003	3,436,491	$19.50

Exerciseable at end of year	916,191	$18.31

      Exercise prices for options outstanding at December 31, 2003 range from $15.61 to $22.86 and had a weighted average remaining contractual life of nine years.

      Included in the 3,436,491 options outstanding as of December 31, 2003 are 592,776 options granted to executives during 2002 and 243,000 options granted during 2003 which contain accelerated vesting criteria. These options are being accounted for under the variable accounting method as provided for by APB Opinion No. 25. During 2003, we recognized an expense of $1.2 million as the market value of our common stock as of December 31, 2003 was greater than the exercise price. This expense is included in variable stock-based compensation expense in the accompanying consolidated statement of income for the year ended December 31, 2003. No expense was recorded during the year ended December 31, 2002 as the exercise price was greater than the current market price of the stock.

      We have elected to follow APB Opinion No. 25 in accounting for employee stock options. The exercise price of our employee stock options equal or exceed the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized. SFAS No. 123, Accounting For

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Based Compensation, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense.

	Year Ended
	December 31,

	2002	2003

Net income as reported	$72,004	$82,719
Add: Stock-based employee compensation included in reported net income, net of tax	—	775
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(2,293)	(2,923)

Pro forma net income	$69,711	$80,571

Reported basic earnings per share	$2.58	$2.94

Pro forma basic earnings per share	$2.50	$2.87

Reported diluted earnings per share	$2.58	$2.92

Pro forma diluted earnings per share	$2.50	$2.84

      The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Expected volatility	0.42% – 0.48%
Expected dividend yield	0%
Risk-free interest rate	1.85% – 4.0%
Expected life	4-10 years

      On March 3, 2003, we awarded 10,249 shares of restricted common stock under the Plan to certain independent directors as compensation for board services. In connection with this stock award, we recognized expense of $160,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2003.

14.     Employee Benefit Plans

      We have two defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and we match a portion of the employees’ contributions. Our contributions to the plans for the years ended December 31, 2001, 2002 and 2003, amounted to $1.1 million, $1.3 million and $1.6 million, respectively.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Quarterly Results (Unaudited)

      Quarterly results for the years ended December 31, 2002 and 2003, which have been restated for the Merger and for conformity with the year end presentation, are reflected below (dollars in thousands):

	First	Second	Third	Fourth

2002:
Revenue	$309,859	$363,051	$350,437	$390,940
Homebuilding gross profit	61,635	71,973	69,796	72,742
Income from continuing operations	8,929	11,563	26,338	20,211
Discontinued operations(a)	640	4,323	—	—
Net income	9,569	15,886	26,338	20,211
Basic and diluted earnings per share:
Income from continuing operations	0.32	0.41	0.95	0.72
Net income	0.34	0.57	0.95	0.72
2003:
Revenue	$325,401	$426,265	$443,247	$492,912
Homebuilding gross profit	68,129	81,049	86,501	87,535
Income from continuing operations	17,656	23,233	21,549	20,281
Net income	17,656	23,233	21,549	20,281
Basic earnings per share	0.63	0.83	0.77	0.70
Diluted earnings per share	0.63	0.83	0.76	0.69

      Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

(a)	Discontinued operations include the after-tax operations of Westbrooke. See Note 8.