Form 10-Q
period 2004-03-31
TECHNICAL OLYMPIC USA INC
filed 2004-05-11
CIK 1046578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,898,837 shares of common stock as of May 7, 2004.

TECHNICAL OLYMPIC USA, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT PAR VALUE)

	December 31,	March 31,
	2003	2004

		(unaudited)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$73,703	$103,419
Restricted	21,222	28,339
Inventory	1,183,423	1,197,839
Property and equipment, net	23,727	25,524
Other assets	43,653	75,825
Goodwill	100,103	106,425

	1,445,831	1,537,371
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	3,148	4,352
Restricted	73,358	177,682
Mortgage loans held for sale	75,241	61,971
Other assets	3,544	3,976
Goodwill	3,907	3,907

	159,198	251,888

Total assets	$1,605,029	$1,789,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable	$50,228	$41,422
Accrued expenses and other liabilities	98,711	85,879
Customer deposits	35,506	45,101
Consolidated obligations for inventory not owned	242,740	245,852
Homebuilding borrowings	497,919	614,587

	925,104	1,032,841
FINANCIAL SERVICES:
Accounts payable and other liabilities	74,893	178,134
Financial services borrowings	63,243	20,063

	138,136	198,197

Total liabilities	1,063,240	1,231,038
Minority interest	5,379	3,671
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 67,000 shares authorized and 29,889 and 29,896 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	299	299
Additional paid-in capital	370,926	370,985
Retained earnings	165,185	183,266

Total stockholders’ equity	536,410	554,550

Total liabilities and stockholders’ equity	$1,605,029	$1,789,259

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(unaudited)

	Three Months Ended
	March 31,

	2003	2004

HOMEBUILDING:
Revenues:
Home sales	$313,820	$406,738
Land sales	1,403	18,175

	315,223	424,913
Cost of sales:
Home sales	247,048	331,607
Land sales	1,196	12,675

	248,244	344,282

Gross profit	66,979	80,631
Selling, general and administrative expenses	41,789	52,031
Variable stock-based compensation expense	—	992
Depreciation and amortization expense	1,646	3,285
Other income, net	(922)	(1,147)

Homebuilding pretax income	24,466	25,470

FINANCIAL SERVICES:
Revenues	9,521	10,326
Expenses	6,160	7,141

Financial Services pretax income	3,361	3,185

Income before income taxes	27,827	28,655
Provision for income taxes	10,171	10,574

Net income	$17,656	$18,081

EARNINGS PER COMMON SHARE:
Basic and Diluted	$0.63	$0.60

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,882	29,891

Diluted	27,882	30,353

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)
(unaudited)

	Three Months Ended
	March 31,

	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,656	$18,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,646	3,285
Non-cash compensation expense	160	1,192
Changes in operating assets and liabilities:
Restricted cash	8,660	(111,441)
Inventory	(44,610)	(9,969)
Other assets	(6,761)	(30,941)
Accounts payable and accrued and other liabilities	9,423	80,611
Customer deposits	676	9,595
Mortgage loans held for sale	14,775	13,270

Net cash provided by (used in) operating activities	1,625	(26,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Amounts paid for acquisitions, net of cash acquired	(58,968)	—
Additional consideration paid for acquisitions	(11,594)	(6,322)
Net additions to property and equipment	(4,068)	(5,082)

Net cash used in investing activities	(74,630)	(11,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes offering	94,836	125,000
Payments for deferred financing costs	(2,597)	(1,663)
Net repayments on revolving credit facilities	(2,420)	(10,000)
Proceeds from Homebuilding borrowings	—	1,480
Net repayments on Financial Services borrowings	(13,705)	(43,180)
Minority interest in consolidated subsidiaries	146	(1,708)
Net payments on consolidated obligations for inventory not owned	(3,387)	(1,147)
Other	—	(141)

Net cash provided by financing activities	72,873	68,641

(Decrease) increase in cash and cash equivalents	(132)	30,920
Cash and cash equivalents at beginning of period	49,211	76,851

Cash and cash equivalents at end of period	$49,079	$107,771

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Increase in consolidated land bank obligations for inventory not owned and corresponding increase in inventory	$—	$4,259

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

1. Business and Organization

Business

      Technical Olympic USA, Inc. is a Delaware corporation. We are a homebuilder with a geographically diversified national presence. We operate in 14 metropolitan markets located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West. We design, build, and market detached single-family residences, town homes and condominiums. We also provide title and mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights to investors.

Organization

      Technical Olympic S.A. owns 73.95% of our outstanding common stock. Technical Olympic S.A. is a publicly-traded Greek company whose shares are traded on the Athens Stock Exchange.

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

Interim Presentation

      The accompanying consolidated financial statements have been prepared by us and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying financial statements. Management believes that the disclosures made are adequate to make the information presented not misleading. However, the financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through March 31, 2004 are not necessarily indicative of those that may be achieved for the year ending December 31, 2004.

Segment Reporting

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

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the three months ended March 31, 2003 and 2004, we have eliminated inter-segment Financial Services revenues of $1.1 million and $1.8 million, respectively.

Earnings Per Share

      We present earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period.

      Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share. For the three months ended March 31, 2003, we had no dilutive securities outstanding as all of the vested options granted were anti-dilutive because their exercise prices were above market. For the three months ended March 31, 2004, we had stock options that were dilutive as the exercise prices of the options were below market value. Other than stock options, we had no other dilutive securities.

      The following table represents a reconciliation of weighted average shares outstanding:

	Three Months Ended
	March 31,

	2003	2004

Basic average shares outstanding	27,882,090	29,891,152
Net effect of stock options assumed to be exercised	—	462,259

Diluted average shares outstanding	27,882,090	30,353,411

Stock-Based Compensation

      We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Refer to Note 7 for the required pro forma disclosures.

Reclassifications

      Certain prior period amounts have been reclassified to conform with the current period’s presentation.

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (Interpretation No. 46). Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities (VIEs) which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entities’ activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Generally, in the homebuilding industry, homebuilders enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which may qualify as VIEs, as a

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of acquiring developed homesites. We believe that Interpretation No. 46 must be evaluated as it relates to these and similar types of arrangements. In applying Interpretation No. 46 to our homesite option contracts and other transactions with VIEs, we need to make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of this consolidation at March 31, 2004 was to increase inventory by $94.3 million, excluding deposits of $7.6 million, which had been previously recorded, with a corresponding increase to consolidated obligations for inventory not owned in the accompanying consolidated statements of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites whereby our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.

3.	Inventory

      Inventory consists of (dollars in thousands):

	December 31,	March 31,
	2003	2004

Homesites and land under development	$453,893	$327,664
Deposits	78,725	88,468
Residences completed and under construction	404,581	532,371
Consolidated inventory not owned	246,224	249,336

	$1,183,423	$1,197,839

      A summary of Homebuilding interest capitalized in inventory is (dollars in thousands):

	Three Months Ended
	March 31,

	2003	2004

Interest capitalized, beginning of period	$11,578	$29,696
Interest incurred	11,045	14,959
Less interest included in:
Cost of sales	(7,382)	(10,693)
Other	—	(1,983)

Interest capitalized, end of period	$15,241	$31,979

      In the ordinary course of business we enter into contracts to purchase homesites and land held for development. At December 31, 2003 and March 31, 2004, we had refundable and nonrefundable deposits aggregating $78.7 million and $88.5 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.

      During the three months ended March 31, 2004, we sold certain parcels of land for net proceeds of $33.7 million. In connection with these transactions, we entered into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS No. 66, “Accounting for the Sales of Real Estate,” we have accounted for these transactions as

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing arrangements. As a result, we have included the corresponding liability of $33.7 million in consolidated obligations for inventory not owned in the accompanying consolidated statement of financial condition as of March 31, 2004. As of March 31, 2004, $141.0 million of consolidated inventory not owned relates to sales with continuing involvement.

4.	Acquisitions

      On February 28, 2003, we acquired the net assets of The James Construction Company (James), a homebuilder operating in the greater Denver, Colorado area, for approximately $22.0 million in cash. In addition, we are obligated to pay an additional $1.4 million to the sellers over a two-year period, of which $0.7 million has been paid as of March 31, 2004. This acquisition resulted in no goodwill being recorded.

      On February 6, 2003, we acquired the net assets of Trophy Homes, Inc. (Trophy), a homebuilder operating in Las Vegas, Nevada, and certain homesites for approximately $36.2 million in cash. In addition, if certain targets are met regarding home deliveries during 2003 and 2004, we will be obligated to pay up to an additional $2.5 million over a two-year period. Of this amount, $1.9 million has been paid as of March 31, 2004. This acquisition resulted in approximately $9.2 million of goodwill.

      On November 18, 2002, we acquired the net assets of Masonry Homes, Inc., a homebuilder operating in the northwestern suburbs of Baltimore, for approximately $17.1 million in cash. In addition, if certain targets are met regarding home deliveries, the development and/or subdivision of certain homesites and earnings for the 2003 and 2004 fiscal years, we will be obligated to pay up to an additional $21.3 million in cash to the sellers over a two-year period. Of this amount (i) we paid $11.3 million during the year ended December 31, 2003, and (ii) we accrued additional consideration of $6.0 million during the three months ended March 31, 2004, which was paid in April 2004. This acquisition resulted in approximately $17.2 million of goodwill.

5.	Borrowings

      Effective as of April 12, 2004, we amended our revolving credit facility to, among other things, increase the amount we are permitted to borrow to the lesser of (i) $350.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. In addition, the amendment to our revolving credit facility increased our letter of credit sub-facility provided under our revolving credit facility from $125.0 million to $175.0 million.

      On March 17, 2004, we issued $125.0 million of our 7 1/2% Senior Subordinated Notes due 2011 at a price of 100% of the principal amount. The net proceeds of $123.3 million were primarily used to repay amounts outstanding under our revolving credit facility and Preferred Home Mortgage Company’s warehouse line of credit.

      On February 3, 2003, we issued $100.0 million of our 9% Senior Notes due 2010 at a price of 94.836% of the principal amount plus interest accrued since January 1, 2003. The net proceeds of approximately $93.6 million were primarily used to repay amounts outstanding under our revolving credit facility.

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

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the three months ended March 31, 2003 and 2004, changes in our warranty accrual consisted of the following (dollars in thousands):

	2003	2004

Accrued warranty costs at January 1	$4,795	$5,229
Estimated liability recorded	1,686	2,364
Settlements made	(1,803)	(2,513)

Accrued warranty costs at March 31	$4,678	$5,080

      In late 2003, The State of Texas began a routine sales tax audit of one of our Texas operations. At this early stage of the audit, it is not possible to determine whether or not the audit will result in the assessment of additional taxes, and, if an assessment is made, the amount of such assessment. Although there can be no assurances that this audit will not result in the assessment of additional taxes by the State of Texas, we believe that the potential amount, if any, will not have a significant effect on our financial position or results of operations.

7.	Stockholders’ Equity and Stock-Based Compensation

      During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, formerly known as the Newmark Homes Corp. Annual and Long-Term Incentive Plan (the “Plan”) pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities, are eligible to receive shares of restricted common stock and/or options to purchase shares of common stock. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 4,000,000.

      As of December 31, 2003, we had 3,429,473 options outstanding. During the three months ended March 31, 2004, we granted an additional 190,000 options to employees under the Plan. Of the total number of options granted, 839,776 contain accelerated vesting criteria that are being accounted for under the variable accounting method as provided by APB Opinion No. 25. During the three months ended March 31, 2004, we recorded compensation expense in the amount of $1.0 million, related to these accelerated vesting options, as the market price of the stock as of March 31, 2004, was greater than the exercise price.

      We have elected to follow APB Opinion No. 25 in accounting for our employee stock options. The exercise price of our employee stock options equal or exceed the market price of the underlying stock on the date of grant, and therefore no compensation expense is recognized, unless the stock options contain accelerated vesting criteria as described above. SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. Had compensation expense for the Company’s shares been based on fair value at the grant dates for awards under the Company’s option plan consistent with the methodologies

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS No. 123, the Company’s net income and earnings per share for the three months ended March 31, 2003 and 2004, would have been reduced to the pro forma amounts indicated below (dollars in thousands):

	Three Months Ended
	March 31,

	2003	2004

Net income as reported	$17,656	$18,081
Add: Stock based employee compensation included in reported net income, net of tax	—	662
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(2,004)	(507)

Pro forma net income	$15,652	$18,236

Reported earnings per common share:
Basic	$0.63	$0.60
Diluted	$0.63	$0.60

Pro forma earnings per common share:
Basic	$0.56	$0.61
Diluted	$0.56	$0.60

      The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected life in years	4 – 10 years
Risk-free interest rate	1.47% – 3.20%
Volatility	0.42% – 0.48%
Dividend yield	0%

      On April 27, 2004, our shareholders approved an amendment to our certificate of incorporation to increase the number of our authorized common shares from 67,000,000 to 97,000,000 shares, and our Board of Directors authorized a three-for-two stock split on all shares of our common stock. The stock split will be effected in the form of a 50% stock dividend to shareholders of record at the close of business on May 14, 2004. The following pro forma data for the three months ended March 31, 2003 and 2004 have been prepared to reflect such stock split:

	Three Months Ended
	March 31,

	2003	2004

Earnings per common share:
Basic	$0.42	$0.40
Diluted	$0.42	$0.40

Weighted average number of common shares outstanding (in thousands):
Basic	41,823	44,837
Diluted	41,823	45,530

ITEM 2.	Management’s Discussion and Analysis of Fianncial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

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

      At March 31, 2004, we were marketing homes in 227 communities; by comparison, at March 31, 2003 we were marketing homes in 176 communities.

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

      As part of our objective to provide homebuyers a seamless home purchasing experience, we have developed, and are expanding, our complementary financial services business. We provide mortgage financing and closing services and offer title, homeowners’ and other insurance products. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. Our closing services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income, and the gain on the sale of the mortgages. Our title operations’ revenues consist primarily of title insurance and closing services. All of our underwriting risk associated with title and homeowners’ insurance policies is transferred to third-party insurers. The principal expenses of our Financial Services operations are SG&A expenses, which consist primarily of compensation and interest expense on our warehouse line of credit.

Critical Accounting Policies

      We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2004, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Selected Financial and Other Information

      The following table includes selected consolidated statement of income and other data (dollars in thousands, except per share data):

	Three Months Ended March 31,

	2003	2004

HOMEBUILDING:
Revenues:
Home sales	$313,820	$406,738
Land sales	1,403	18,175

	315,223	424,913
Cost of Sales:
Home sales	247,048	331,607
Land sales	1,196	12,675

	248,244	344,282

Gross profit	66,979	80,631
Selling, general and administrative expenses	41,789	52,031
Variable stock-based compensation expense	—	992
Depreciation and amortization	1,646	3,285
Other income, net	(922)	(1,147)

Homebuilding pretax income	24,466	25,470

FINANCIAL SERVICES:
Revenues	9,521	10,326
Expenses	6,160	7,141

Financial Services pretax income	3,361	3,185

Income before income taxes	27,827	28,655
Income tax expense	10,171	10,574

Net income	$17,656	$18,081

Earnings per common share – diluted	$0.63	$0.60

Weighed average number of common shares outstanding — diluted	27,882,090	30,353,411

OTHER DATA:
EBITDA (1)	$36,855	$42,633
Homes delivered	1,234	1,517
Average sales price per home delivered	$254	$268
Gross margin on revenue from home sales	21.3%	18.5%
Ratio of SG&A expenses to Homebuilding revenues	13.3%	12.2%
Ratio of Homebuilding pretax income to Homebuilding revenues	7.8%	6.0%
Homes in backlog at end of period	2,826	4,432
Sales value of homes in backlog at end of period	$763,965	$1,244,857
Total active communities at period end	176	227

(1)	EBITDA is the sum of net income before: (a) income taxes, (b) amortization of capitalized interest in cost of sales, (c) Homebuilding interest expense and (d) depreciation and amortization. We have included information concerning EBITDA because we believe that it is an indication of the profitability of our core operations and reflects the changes in our operating results. We do not use EBITDA as a measure of our liquidity because we do not believe it is a meaningful indication of our cash flow.

EBITDA is not required by accounting principles generally accepted in the United States (GAAP), and other companies may calculate EBITDA differently. EBITDA should not be considered as an alternative to operating income or to cash flows from operating activities (as determined in accordance with GAAP) and should not be construed as an indication of our operating performance or a measure of our liquidity. A reconciliation of EBITDA to net income, the most directly comparable GAAP performance measure, is provided below (dollars in thousands):

	Three Months Ended
	March 31,

	2003	2004

Net income	$17,656	$18,081
Add: income taxes	10,171	10,574
Add: interest in cost of sales	7,382	10,693
Add: depreciation and amortization expense	1,646	3,285

EBITDA	$36,855	$42,633

Selected Homebuilding Operating Data

      The following table sets forth home sales, backlog and other operating data by region (dollars in thousands):

	Three Months Ended
	March 31,

	2003	2004

HOMES DELIVERED:
Florida	521	544
Mid-Atlantic	137	120
Texas	300	419
West	276	434

Total	1,234	1,517

AVERAGE SALES PRICE PER HOME DELIVERED:
Florida	$233	$260
Mid-Atlantic	$289	$376
Texas	$260	$241
West	$270	$274
Company Average	$254	$268

REVENUES FROM HOME SALES:
Florida	$121,574	$141,548
Mid-Atlantic	39,653	45,170
Texas	77,941	101,092
West	74,652	118,928

Total	$313,820	$406,738

NEW SALES CONTRACTS, NET OF CANCELLATIONS:
Florida	642	1,085
Mid-Atlantic	195	262
Texas	418	535
West	377	847

Consolidated total	1,632	2,729
From unconsolidated partnerships	—	92

Total	1,632	2,821

	Three Months Ended
	March 31,

	2003	2004

HOMES IN BACKLOG AT END OF PERIOD:
Florida	1,316	2,087
Mid-Atlantic	302	366
Texas	496	610
West	712	1,277

Consolidated total	2,826	4,340
From unconsolidated partnerships	—	92

Total	2,826	4,432

SALES VALUE OF HOMES IN BACKLOG AT END OF PERIOD:
Florida	$339,139	$582,270
Mid-Atlantic	107,778	153,099
Texas	128,524	159,393
West	188,524	322,624

Consolidated total	763,965	1,217,386
From unconsolidated partnerships	—	27,471

Total	$763,965	$1,244,857

CONTROLLED HOMESITES:
Florida	10,900	19,100
Mid-Atlantic	5,000	5,600
Texas	5,500	8,100
West	10,300	14,100

Total	31,700	46,900

Discussion of Results of Operations

      Net income increased to $18.1 million (or $0.60 per diluted share) during the three months ended March 31, 2004 from $17.7 million (or $0.63 per diluted share) during the three months ended March 31, 2003. The increase in net income is attributable to an increase in Homebuilding pretax income to $25.5 million during the three months ended March 31, 2004, from $24.5 million during the three months ended March 31, 2003. This was partially offset by a slight decline in Financial Services pretax income to $3.2 million during the three months ended March 31, 2004, from $3.4 million during the three months ended March 31, 2003.

      Total revenues increased 34% to $435.2 million during the three months ended March 31, 2004, from $324.7 million during the three months ended March 31, 2003. This increase is attributable to increases in Homebuilding revenues and Financial Services revenues of 35% and 9%, respectively.

      Our effective tax rate increased slightly to 36.9% during the three months ended March 31, 2004, from 36.5% during the three months ended March 31, 2003.

Homebuilding

      During the three months ended March 31, 2004, Homebuilding revenues increased 35% to $424.9 million from $315.2 million during the three months ended March 31, 2003. This increase is due primarily to an increase in revenues from home sales to $406.7 million during the three months ended March 31, 2004, from $313.8 million during the three months ended March 31, 2003. The 30% increase in revenue from home sales was a result of (1) a 23% increase in home deliveries to 1,517 during the three months ended March 31, 2004, from 1,234 during the three months ended March 31, 2003 and (2) a 5% increase in the average selling price on delivered homes to $268,000 from $254,000 in the same periods. In addition to the increase in revenue from home sales, we generated additional revenue from land sales. For the three months ended March 31, 2004, our revenues from land sales were $18.2 million, as compared to $1.4 million for the three months ended

March 31, 2003. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future, but may significantly fluctuate from period to period.

      Revenues from home sales increased as a result of the following activity within our Homebuilding regions:

•	Our Florida region realized an increase in revenue from home sales of $20.0 million, or 16%, to $141.5 million during the three months ended March 31, 2004. This increase is primarily due to a 12% increase in the average sales price of homes delivered to $260,000 during the three months ended March 31, 2004, from $233,000 during the corresponding period in the prior year. This increase in average sales price is primarily due to the high demand for housing in certain markets in the region allowing us to increase prices in those markets, along with a change in the product mix of home deliveries in this region. In addition, we realized a 4% increase in home deliveries to 544 during the three months ended March 31, 2004.

•	Our Mid-Atlantic region realized an increase in revenue from home sales of $5.5 million, or 14%, to $45.2 million during the three months ended March 31, 2004. This increase is primarily due to a 30% increase in the average sales price of homes delivered to $376,000 during the three months ended March 31, 2004, from $289,000 during the three months ended March 31, 2003. This increase in average sales price is primarily due to a change in product mix within this region. This increase in average sales price was partially offset by a decline in home deliveries to 120 from 137 during the three month periods ended March 31, 2004 and 2003, respectively.

•	Our Texas region realized an increase in revenue from home sales of $23.2 million, or 30%, to $101.1 million during the three months ended March 31, 2004. This increase is primarily due to a 40% increase in home deliveries to 419 as compared to 300 during the three month periods ended March 31, 2004 and 2003, respectively. The increase in home deliveries was partially offset by a decline in our average sales price in this region to $241,000 for the three months ended March 31, 2004, as compared to $260,000 for the three months ended March 31, 2003. The decline in the average sales price is primarily due to the diversification of our product mix within this region. We have continued to experience a weakness in certain of our Texas markets, most notably our Dallas market. As a result, we are targeting lower price points in this region to offset the slower demand for new housing at our existing price points. We believe that this strategy of diversifying our price points will allow us to improve our returns in this region.

•	Our West region experienced the greatest increase in revenue from home sales of any of our regions. Revenues from home sales rose $44.3 million, or 59%, to $118.9 million for the three months ended March 31, 2004. This increase is due to a 57% increase in home deliveries to 434 during the three months ended March 31, 2004, from 276 home deliveries during the three months ended March 31, 2003. The increase in home deliveries is primarily due to the high demand for housing in several of our markets in the West region. Our average sales price in the West region has remained relatively constant at $274,000 for the three months ended March 31, 2004, as compared to $270,000 for the three months ended March 31, 2003.

      Our Homebuilding gross profit increased 20% to $80.6 million for the three months ended March 31, 2004, from $67.0 million for the three months ended March 31, 2003. This increase is primarily due to an increase in revenue from home sales. Our gross margin on home sales decreased to 18.5% during the three months ended March 31, 2004, from 21.3% during the three months ended March 31, 2003. This decrease is primarily due to an increase in the cost of homesites. Additionally, as a result of softness in portions of our Texas and Colorado markets during the 2003 selling season, we have realized higher incentives in our deliveries during the three months ended March 31, 2004, as compared to the corresponding period in the prior year. Additionally, for the three months ended March 31, 2004, we generated gross profit on land sales of $5.5 million as compared to $0.2 million for the comparable period in the prior year.

      SG&A expenses increased to $52.0 million during the three months ended March 31, 2004, from $41.8 million during the three months ended March 31, 2003. As a percentage of Homebuilding revenues, SG&A expenses decreased to 12.2% for the three months ended March 31, 2004, as compared to 13.3% for the three months ended March 31, 2003. The 110 basis point improvement in SG&A expenses as a percentage of Homebuilding revenues is primarily attributable to our ability to generate higher revenue levels while leveraging existing fixed SG&A costs. During the three months ended March 31, 2004, we recognized a compensation charge of $1.0 million for variable accounting of certain stock-based awards, which include accelerated vesting criteria. We recognized this expense as a result of the market price of our common stock, as of March 31, 2004, being greater than the exercise price. During the comparable period in the prior year there was no stock-based compensation expense.

Financial Services

      Financial Services revenues increased to $10.3 million during the three months ended March 31, 2004, from $9.5 million during the three months ended March 31, 2003. The 8% increase in Financial Services revenues is due primarily to an increase in the capture ratio of our Homebuilding deliveries. During the three months ended March 31, 2004, approximately 14% of our homebuyers paid in cash. Our mortgage operations capture ratio for non-cash homebuyers was 63% for the three months ended March 31, 2004, as compared to 53% for the three months ended March 31, 2003. Our title operations capture ratio was 90% for the three months ended March 31, 2004, as compared to 81% for the corresponding period in the prior year. The number of closings at our mortgage operations increased to 1,049 for the three months ended March 31, 2004, from 880 for the three months ended March 31, 2003. The number of closings at our title operations decreased to 4,373 for the three months ended March 31, 2004, from 4,668 for the three months ended March 31, 2003. The decline in the closings of our title operations is due primarily to a decrease in refinancing transactions.

      Financial Services expenses increased to $7.1 million for the three months ended March 31, 2004, from $6.2 million for the comparable period in the prior year. The 16% increase in Financial Services expenses is primarily a result of higher general and administrative expenses due to higher staff levels to accommodate the increased activity in our Homebuilding business and the expansion of our Financial Services operations into new markets.

EBITDA

      During the three months ended March 31, 2004, we generated EBITDA of $42.6 million as compared to $36.9 million during the three months ended March 31, 2003. The increase of 15% is primarily a result of an increase in earnings before the cost of financing (interest).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Statement of Financial Condition and Related Data

      The following table includes selected statement of financial condition and related data (dollars in thousands):

	As of March 31,

	2003	2004

Cash and cash equivalents — unrestricted	$49,079	$107,771
Inventory	$853,841	$1,197,839
Total assets	$1,148,923	$1,789,259
Homebuilding borrowings	$505,642	$614,587
Total borrowings (1)	$540,246	$634,650
Stockholders’ equity	$422,961	$554,550
Ratio of Homebuilding borrowings to total assets	44.0%	34.3%
Ratio of Homebuilding borrowings to Capital (2)	54.5%	52.6%

(1)	Total borrowings includes Homebuilding borrowings and Financial Services borrowings.
(2)	Capital includes Homebuilding borrowings and stockholders’ equity. Capital excludes Financial Services borrowings.

Discussion of Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash

      Our Homebuilding operations’ primary uses of cash have been for land acquisitions, construction and development expenditures, and SG&A expenditures. Our sources of cash to finance these requirements have been primarily cash generated from operations and cash from our financing activities.

      Our Financial Services operations primarily use cash to fund mortgages, prior to their sale, and SG&A expenditures. We rely primarily on internally generated funds, which include the proceeds generated from the sale of mortgages, and from the mortgage operations’ warehouse line of credit to fund these operations.

      At March 31, 2004, we had unrestricted cash and cash equivalents of $107.8 million as compared to $76.9 million at December 31, 2003.

      During the three months ended March 31, 2004, cash used in operating activities was $26.3 million as compared to cash provided by operating activities of $1.6 million for the three months ended March 31, 2003. This increase is primarily a result of a net increase in restricted cash and associated liabilities of our Financial Services business as compared to the prior year.

      Cash used in investing activities was $11.4 million during the three months ended March 31, 2004, as compared to $74.6 million during the three months ended March 31, 2003. The decrease in the use of cash in investing activities is primarily due to the acquisitions made in Las Vegas and Colorado during the three months ended March 31, 2003 and the additional consideration paid with respect to those companies acquired in the fourth quarter of 2002.

      Our ratio of Homebuilding borrowings to total assets was 34.3% at March 31, 2004, as compared to 44.0% at March 31, 2003. Our ratio of Homebuilding borrowings to capital was 52.6% at March 31, 2004, as compared to 54.5% at March 31, 2003. The improvement in both of these ratios is primarily due to the completion of our public offering of common stock during November 2003 which resulted in net proceeds of $48.4 million. The offering proceeds were used to pay outstanding borrowings under our revolving credit facility and for general working capital purposes. In connection with our offering of common stock, Technical Olympic S.A. sold approximately 3.2 million shares of our common stock, including 675,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. As a result of these transactions, Technical Olympic S.A. has reduced its ownership of us to 73.95%.

Financing Activities

      We increased our total borrowings to $634.7 million at March 31, 2004 from $561.2 million at December 31, 2003, which included an increase in homebuilding borrowings to $614.6 million from $497.9 million. We used these new borrowings to fund our increased land supply and the operating costs associated with establishing an infrastructure to support our anticipated growth. We initially funded these costs through borrowings under our revolving credit facility and then, as market conditions permitted, we issued fixed-rate long term notes to refinance these borrowings and reduce the outstanding balance under our revolving credit facility. On March 17, 2004, we issued $125.0 million of 7 1/2% Senior Subordinated Notes due 2011 at a price of 100% of the principal amount. The net proceeds of $123.3 million primarily were used to repay amounts outstanding under our revolving credit facility and Preferred Home Mortgage Company’s warehouse line of credit.

      Interest on our outstanding senior notes is payable on January 1 and July 1 of each year. The senior notes are guaranteed by all of our material domestic subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to the senior subordinated notes and any future subordinated debt. Interest on our 10 3/8% senior subordinated notes is payable on January 1 and July 1 of each year. Interest on our outstanding 7 1/2% senior subordinated notes is payable on March 15 and September 15 of each year. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured subordinated debt and are guaranteed on a senior subordinated basis by all of our material domestic subsidiaries. The indentures governing the senior and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities.

      Effective as of April 12, 2004, we amended our revolving credit facility to increase the amount we are permitted to borrow to the lesser of (i) $350.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt, and to increase the amount of the letter of credit subfacility to $175.0 million. The revolving credit facility expires on June 26, 2005. As of March 31, 2004, we had no amounts outstanding under the revolving credit facility and had issued letters of credit of $111.5 million, and as a result, had $203.6 million in availability under the revolving credit facility. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citibank, N.A.’s base rate, (B) 0.5% plus the three week average of reserve-adjusted three-month certificate of deposit rate and (C) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities to our tangible worth. The revolving credit facility requires us to (1) maintain specified financial ratios regarding leverage, interest coverage, consolidated tangible net worth and certain operational measurements and (2) satisfy certain financial condition tests. The revolving credit facility also places certain restrictions on, among other things, our ability to incur additional debt or liens, pay or make dividends or other distributions, create or permit certain liens, make equity investments in certain land-holding joint ventures, sell assets, enter into transactions with affiliates and merge or consolidate with other entities. The revolving credit facility is secured by a first-priority perfected lien on all capital stock of subsidiaries owned by us. Our obligations under the revolving credit facility are guaranteed by all our domestic subsidiaries (subject to certain limited restrictions).

      To fund the origination of residential mortgage loans, our subsidiary, Preferred Home Mortgage Company (“Preferred Home”) entered into a $90.0 million revolving warehouse line of credit, which we refer to as our warehouse line of credit. The warehouse line of credit is comprised of (1) a credit facility (the “PHMC Credit Facility”) providing for revolving loans of up to $50.0 million, subject to meeting borrowing base requirements based on the value of collateral provided and (2) mortgage loan purchase and sale agreements (the “Purchase Facility”) which provide for the purchase by the lender of up to $40.0 million in mortgage loans generated by Preferred Home. At no time may the amount outstanding under the facility plus the amount of purchased loans pursuant to the purchase and sale agreements exceed $90.0 million. The warehouse line of credit expires on December 19, 2004. As of March 31, 2004, we had $20.1 million outstanding under the warehouse line of credit. The PHMC Credit Facility bears interest at the Eurodollar rate plus 1.375%. Amounts outstanding under the Purchase Facility bear interest at the Eurodollar rate plus 1.125%. As of March 31, 2004, our loans outstanding under the warehouse line of credit accrued interest at a blended rate of 2.42% per annum. The warehouse line of credit is secured by funded mortgages which are pledged as collateral and requires Preferred Home to maintain certain financial ratios and minimums. We have entered into a keep-well agreement in favor of the lender which obligates us to provide financial support to Preferred Home, if necessary, in order for Preferred Home to maintain such financial ratios and minimums.

      We believe that as a result of our offering of common stock during November 2003, our offering of senior subordinated notes in March 2004 and the increase in our revolving credit facility, we will have adequate financial resources, including cash from operations and availability under the revolving credit facility and the warehouse line of credit, to meet our current and anticipated working capital and land acquisition and development needs based on current market conditions. However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may need to seek additional debt or equity financing to operate and expand our business.

      At March 31, 2004, based on the balances outstanding as of such date, the amount of our consolidated annual debt service payments was $56.6 million. This amount included annual debt service payments on the senior and senior subordinated notes of $55.6 million and interest payments on the revolving credit facility, the warehouse line of credit, and other notes of $1.0 million. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. Consequently, an increase or decrease of 1% in interest rates will change our annual debt service payments by $0.3 million per year. The revolving credit facility terminates in June 2005 at which time we will be required to repay all outstanding principal. Under certain circumstances, we may extend the facility in one-year increments, for up to two additional years.

Off Balance Sheet Arrangements

Land and Homesite Option Contracts

      We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. Option contracts allow us to control significant homesite positions with a minimal capital investment and substantially reduce the risk associated with land ownership and development. At March 31, 2004, we had deposits of $88.5 million and had issued letters of credit of $111.5 million associated with our land purchasing activities. The financial exposure for nonperformance on our part in these transactions is generally limited to our deposits and/or letters of credit.

Investments in Unconsolidated Partnerships

      We have and expect to continue to enter into partnerships that acquire and develop land for our Homebuilding operations and/or that also build homes for sale to third parties. Through partnerships, we reduce and share our risk associated with land ownership and development. Our partners in these partnerships generally are unrelated homebuilders, land sellers or other real estate entities. In partnerships in which the assets are being financed with debt, the borrowings are non-recourse, and we do not provide any financial guarantees; as a result, our financial exposure is generally limited to our investment.

      We believe that the use of off-balance sheet arrangements enables us to acquire rights in land which we may not have otherwise been able to acquire at favorable terms. As a result, we view the use of off-balance sheet arrangements as beneficial to our Homebuilding activities; however, we do not view off-balance sheet arrangements as essential to those activities.

Backlog

      As of March 31, 2004, we had 4,432 homes in backlog representing $1.24 billion in revenue, as compared to 2,826 homes in backlog representing $764.0 million in revenue as of March 31, 2003. This increase in revenue in backlog of 63% is primarily attributable to the increased sales activity in several of our existing markets. Our average selling price of homes in backlog has increased to $281,000 from $270,000 as a result of the high demand for housing in certain of our markets allowing us to increase prices in those markets, along with a change in the product mix of our homes in backlog. Substantially all of the homes included in backlog as of March 31, 2004 are expected to be delivered during 2004; however, cancellation rates could increase, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

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

      These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital and land acquisition and development needs;

•	our expectation that targeting lower price points in most of our Texas markets will offset slower demand for new housing at our existing price points;

•	our expectation that diversifying our price points will allow us to improve our returns;

•	our expectations regarding the effect of increased interest on our revenues, gross margins and net income in future periods;

•	the impact of inflation on our future results of operations;

•	our ability to pass through to our customers in the form of increased sales prices any increases in our costs;

•	our belief that off-balance sheet arrangements enable us to acquire land that we may not otherwise be able to acquire on favorable terms;

•	the results and possible impact of any assessment arising from the Texas sales tax audit; and

•	our estimates regarding the financial impact of adopting certain recently issued accounting pronouncements.

      These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities;

•	our relationship with Technical Olympic and its control over our business activities;

•	any delays or difficulties encountered in completing our transition plan or any negative effects resulting from the implementation of our transition plan;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business;

•	a decline in the demand for, or the prices of, housing;

•	a decline in the value of the land and home inventories we maintain;

•	an increase in the cost of, or shortages in the availability of, skilled labor or construction materials;

•	an increase in interest rates;

•	our ability to successfully dispose of developed properties or undeveloped land or lots at expected prices and within anticipated time frames;

•	our ability to compete in our existing and future markets; and

•	an increase or change in governmental regulations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

      As a result of our notes offerings, at March 31, 2004, $610.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing construction loans, warehouse line of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime and LIBOR lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of March 31, 2004, we had an aggregate of approximately $29.4 million drawn under our bank loan arrangements that are subject to changes in interest rates. Consequently, an increase or decrease of 1% in interest rates will change our annual debt service payments by $0.3 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.

      The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of March 31, 2004:

	Expected Maturity Date
	(in thousands)

Liabilities	2004	2005	2006	2007	2008	Thereafter	Fair Value

Long-term debt	–	–	–	–	–	–	–
Fixed rate (9%)	–	–	–	–	–	$300,000	$332,100
Fixed rate (10 3/8%)	–	–	–	–	–	$185,000	$208,588
Fixed rate (7 1/2%)	–	–	–	–	–	$125,000	$124,844
Variable rate, revolving loan	–	–	–	–	–	–	–
Variable rate, warehouse line of credit, (2.42% at March 31, 2004)	$20,063	–	–	–	–	–	$20,063
Other homebuilding borrowings (at various interest rates ranging from 4% to 6%)	$2,084	$7,323	–	–	–	–	$9,407

      Our operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest rates. If mortgage interest rates increase significantly, this may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates will adversely affect our revenues, gross margins, and net income. Higher interest rates also increase our borrowing costs because, as indicated above, our bank loans will fluctuate with the prime and LIBOR lending rates.

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

      To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we maintain disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2004. Based on such evaluation, such officers have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number
		Description
3.	4	Certificate of Amendment to the Certificate of Incorporation, filed on April 28, 2004.
10.	42	Employment Agreement, dated as of January 1, 2004, between Harry Engelstein and Technical Olympic USA, Inc.
10.	43	First Amendment to Amended and Restated Credit Agreement, dated as of March 15, 2004, between Preferred Home Mortgage Company and Guaranty Bank.
31.	1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.	2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.	2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report.

      On February 10, 2004, we filed a Current Report on Form 8-K (Items 5, 7 and 12) to release certain operational data and earnings for the quarter and year ended December 31, 2003, and to reaffirm previous financial and operational guidance for 2004.

      On March 10, 2004, we filed a Current Report on Form 8-K (Items 5 and 7) to announce our offering of $125.0 million in aggregate principal amount of our Senior Subordinated Notes due 2011 pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

      On March 11, 2004, we filed a Current Report on Form 8-K (Items 5 and 7) to announce the pricing of our offering of $125.0 million in aggregate principal amount of our 7  1/2% Senior Subordinated Notes due 2011.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNICAL OLYMPIC USA, INC.

Date: May 10, 2004	By: /s/ DAVID J. KELLER DAVID J. KELLER Senior Vice President — Chief Financial Officer and Treasurer

Date: May 10, 2004	By: /s/ RANDY L. KOTLER RANDY L. KOTLER Vice President — Chief Accounting Officer