Form 10-Q
period 2004-06-30
TECHNICAL OLYMPIC USA INC
filed 2004-08-10
CIK 1046578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-23677

TECHNICAL OLYMPIC USA, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0460831 (I.R.S. Employer Identification No.)

4000 Hollywood Blvd., Suite 500 N Hollywood, Florida (Address of principal executive offices)	33021 (ZIP code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,850,355 shares of common stock as of August 6, 2004.

TECHNICAL OLYMPIC USA, INC.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in millions, except shares and par value)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$77.3	$73.7
Restricted	25.3	21.2
Inventory
Deposits	93.0	78.7
Homesites and land under development	326.6	443.4
Residences completed and under construction	612.0	404.6
Inventory not owned	207.0	246.2

	1,238.6	1,172.9
Property and equipment, net	26.6	23.7
Other assets	87.1	54.2
Goodwill	106.7	100.1

	1,561.6	1,445.8
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	4.9	3.1
Restricted	69.0	73.4
Mortgage loans held for sale	60.8	75.2
Other assets	9.4	7.5

	144.1	159.2

Total assets	$1,705.7	$1,605.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$120.9	$147.7
Customer deposits	57.2	35.5
Obligations for inventory not owned	203.5	242.8
Notes payable	605.4	480.0
Bank borrowings	9.5	17.9

	996.5	923.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	69.7	74.9
Bank borrowings	53.9	63.2

	123.6	138.1

Total liabilities	1,120.1	1,062.0

Minority interests	4.6	5.4

Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 44,850,355 and 44,833,554 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	0.3	0.3
Additional paid-in capital	384.7	379.4
Unearned compensation	(10.7)	(7.3)
Retained earnings	206.7	165.2

Total stockholders’ equity	581.0	537.6

Total liabilities and stockholders’ equity	$1,705.7	$1,605.0

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except shares and par value)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

HOMEBUILDING:
Revenues:
Home sales	$462.5	$409.7	$869.3	$723.5
Land sales	35.8	4.0	53.9	5.4

	498.3	413.7	923.2	728.9
Cost of sales:
Home sales	374.0	328.7	705.6	575.8
Land sales	28.5	2.8	41.2	4.0

	402.5	331.5	746.8	579.8

Gross profit	95.8	82.2	176.4	149.1
Selling, general and administrative expenses	58.7	52.0	114.0	95.4
Variable stock-based compensation expense	0.7	0.4	1.7	0.4
Other (income) expense, net	0.7	(1.0)	(0.5)	(2.0)

Homebuilding pretax income	35.7	30.8	61.2	55.3

FINANCIAL SERVICES:
Revenues	11.2	13.2	21.5	22.7
Expenses	8.7	7.4	15.8	13.6

Financial Services pretax income	2.5	5.8	5.7	9.1

Income before income taxes	38.2	36.6	66.9	64.4
Provision for income taxes	14.1	13.3	24.7	23.5

Net income	$24.1	$23.3	$42.2	$40.9

EARNINGS PER COMMON SHARE:
Basic	$0.54	$0.56	$0.94	$0.98

Diluted	$0.53	$0.55	$0.92	$0.97

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	44,848,182	41,833,554	44,842,462	41,828,373

Diluted	45,756,179	42,079,025	45,643,154	41,951,108

CASH DIVIDENDS PER SHARE	$0.015	—	$0.015	—

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42.2	$40.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6.4	3.6
Non-cash compensation expense	1.7	0.6
Changes in operating assets and liabilities:
Restricted cash	0.2	3.3
Inventory	(99.2)	(96.7)
Other assets	(33.0)	(5.7)
Accounts payable and other liabilities	(32.0)	26.5
Customer deposits	21.7	2.9
Mortgage loans held for sale	14.4	(7.7)

Net cash used in operating activities	(77.6)	(32.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Amounts paid for acquisitions, net of cash acquired	—	(59.3)
Additional consideration paid for acquisitions	(6.6)	(16.8)
Net additions to property and equipment	(9.2)	(7.8)

Net cash used in investing activities	(15.8)	(83.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes offering	125.0	129.3
Payments for deferred financing costs	(2.0)	(4.8)
Net repayments on revolving credit facilities	(10.0)	(20.0)
Borrowings from (repayments on) Homebuilding bank borrowings	1.6	(0.2)
Net (repayments on) borrowings from Financial Services bank borrowings	(9.3)	9.4
Minority interests in consolidated subsidiaries	(0.8)	(5.0)
Net payments on obligations for inventory not owned	(5.2)	(2.7)
Cash dividend payment	(0.7)	—
Other	0.2	—

Net cash provided by financing activities	98.8	106.0

Increase (decrease) in cash and cash equivalents	5.4	(10.2)
Unrestricted cash and cash equivalents at beginning of period	76.8	49.2

Unrestricted cash and cash equivalents at end of period	$82.2	$39.0

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
(Decrease) increase in land bank obligations for inventory not owned and corresponding (decrease) increase in inventory	$(34.1)	$16.6

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1.	Business and Organization

Business

      Technical Olympic USA, Inc. is a homebuilder with a geographically diversified national presence. We operate in 14 metropolitan markets located in four major geographic regions. We design, build, and market detached single-family residences, town homes and condominiums. We also provide title and mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights to investors.

Organization

      Technical Olympic S.A. owns approximately 74% of our outstanding common stock. Technical Olympic S.A. is a publicly-traded Greek company whose shares are traded on the Athens Stock Exchange.

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include our accounts and those of our subsidiaries. Other parties’ interests in consolidated entities are reported as minority interests. Our accounting and reporting policies conform to accounting principles generally accepted in the United States and general practices within the homebuilding industry. These accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

      Due to our normal operating cycle being in excess of one year, we present unclassified consolidated statements of financial condition.

      We have two operating segments which are segregated in the accompanying consolidated financial statements under “Homebuilding” and “Financial Services.”

      Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Interim Presentation

      The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through June 30, 2004 are not necessarily indicative of those that may be achieved for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying financial statements. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-K.

      For the three and six months ended June 30, 2004 and 2003, we have eliminated inter-segment Financial Services revenues of $1.8 million and $1.4 million, respectively, and $3.6 million and $2.5 million, respectively.

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

      The following table represents a reconciliation of weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Basic average shares outstanding	44,848,182	41,833,554	44,842,462	41,828,373
Net effect of stock options assumed to be exercised	907,997	245,471	800,692	122,735

Diluted average shares outstanding	45,756,179	42,079,025	45,643,154	41,951,108

      On April 27, 2004, our shareholders approved an amendment to our certificate of incorporation to increase the number of our authorized common shares from 67,000,000 to 97,000,000 shares, and our Board of Directors authorized a three-for-two stock split on our common stock. The stock split was effected in the form of a 50% stock dividend, paid on June 1, 2004, to shareholders of record at the close of business on May 14, 2004. The shares issued and outstanding and the earnings per share amounts in the consolidated financial statements have been adjusted to reflect such stock split. Additionally, on June 15, 2004, we paid a cash dividend of $0.015 per share to all shareholders of record at the close of business on June 4, 2004.

Stock-Based Compensation

      We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for our stock option plans. If the methodologies of SFAS No. 123 were applied to determine compensation expense for our stock options based on the fair value of our common stock at the grant dates for awards under our option plan, our net income and earnings per share for the three

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and six months ended June 30, 2004 and 2003, would have been reduced to the pro forma amounts indicated below (dollars in millions, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net income as reported	$24.1	$23.3	$42.2	$40.9
Add: Stock-based employee compensation included in reported net income, net of tax	0.4	0.2	1.0	0.2
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(0.6)	(0.8)	(1.1)	(2.7)

Pro forma net income	$23.9	$22.7	$42.1	$38.4

Reported earnings per common share:
Basic	$0.54	$0.56	$0.94	$0.98
Diluted	$0.53	$0.55	$0.92	$0.97
Pro forma earnings per common share:
Basic	$0.53	$0.54	$0.94	$0.92
Diluted	$0.52	$0.54	$0.92	$0.92

      The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected life in years	4 - 10 years
Risk-free interest rate	1.47% - 3.20%
Volatility	0.42% - 0.48%
Dividend yield	0%

3.	Capitalized Interest

      A summary of Homebuilding interest capitalized in inventory is (dollars in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Interest capitalized, beginning of period	$32.0	$15.2	$29.7	$11.6
Interest incurred	16.7	14.6	31.6	25.6
Less interest included in:
Cost of sales	(12.8)	(8.5)	(23.5)	(15.4)
Other	(0.2)	—	(2.1)	(0.5)

Interest capitalized, end of period	$35.7	$21.3	$35.7	$21.3

4.	Consolidation of Variable Interest Entities

      In the ordinary course of business we enter into contracts to purchase homesites and land held for development. At June 30, 2004 and December 31, 2003, we had refundable and nonrefundable deposits aggregating $93.0 million and $78.7 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (Interpretation No. 46). Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities (VIEs) in which an entity absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

      Generally, homebuilders will enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which may qualify as VIEs. In applying Interpretation No. 46 to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of this consolidation at June 30, 2004 was to increase inventory by $95.2 million, excluding deposits of $7.7 million, which had been previously recorded, with a corresponding increase to “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites whereby our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.

      During the six months ended June 30, 2004, we transferred title to certain parcels of land for net proceeds of $33.7 million. In connection with these transactions, we entered into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS No. 66, “Accounting for the Sales of Real Estate,” we have accounted for these transactions as financing arrangements. As a result, we have included the corresponding liability of $33.7 million in “obligations for inventory not owned” in the accompanying consolidated statement of financial condition as of June 30, 2004. As of June 30, 2004, $111.8 million of inventory not owned relates to sales with continuing involvement.

5.	Goodwill

      The change in goodwill for the six months ended June 30, 2004 is as follows (dollars in millions):

Balance at December 31, 2003	$100.1
Additional consideration paid on acquisitions	6.6

Balance at June 30, 2004	$106.7

6.	Borrowings

      Effective April 12, 2004, we amended our revolving credit facility to, among other things, increase the amount we are permitted to borrow to the lesser of (i) $350.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. In addition, the amendment increased our letter of credit sub-facility to $175.0 million.

      On March 17, 2004, we issued $125.0 million of 7 1/2% Senior Subordinated Notes due 2011. The net proceeds of $123.3 million primarily were used to repay amounts outstanding under our revolving credit facility and warehouse line of credit.

      Our outstanding Senior and Senior Subordinated Notes have call features that allow redemption, at a premium, prior to maturity. These notes are fully and unconditionally guaranteed by all of our material

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

domestic subsidiaries. The guarantees are joint and several, and we own 100% of each subsidiary guarantor. Any subsidiaries, other than the subsidiary guarantors, are minor and we have no independent assets or operations. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan.

7.	Commitments and Contingencies

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

      During the six months ended June 30, 2004 and 2003, changes in our warranty accrual consisted of (dollars in millions):

	2004	2003

Accrued warranty costs at January 1	$5.2	$4.8
Estimated net liability recorded	4.6	4.2
Warranty work performed	(3.9)	(3.7)

Accrued warranty costs at June 30	$5.9	$5.3

8.	Stockholders’ Equity and Stock-Based Compensation

      During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan (the “Plan”) pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities, are eligible to receive shares of restricted common stock and/or options to purchase shares of common stock. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 6,000,000. At June 30, 2004, 5,496,704 options and 25,574 shares of restricted stock had been granted. Of the stock options granted, 1,253,662 contain accelerated vesting criteria that are being accounted for under the variable accounting method as provided by APB Opinion No. 25. During the three and six months ended June 30, 2004, we recorded compensation expense in the amount of $0.7 million and $1.7 million, respectively, related to these accelerated vesting options as compared to $0.4 million during both the three and six months ended June 30, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

      We generate revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”) which comprise our operating segments. Through our Homebuilding operations we design, build and market high-quality detached single-family residences, town homes and condominiums in 14 metropolitan markets located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West.

Florida	Mid-Atlantic	Texas	West

Jacksonville	Baltimore/Southern Pennsylvania	Austin	Central Colorado
Orlando	Nashville	Dallas/Ft. Worth	Las Vegas
Southeast Florida	Northern Virginia	Houston	Phoenix
Southwest Florida		San Antonio

      We build homes for inventory and on a pre-sold basis. At June 30, 2004, we had 3,448 homes completed or under construction, of which approximately 30% were unsold. At June 30, 2004, we had 213 completed unsold homes in our inventory, of which approximately 50% had been completed for more than 90 days.

      Once a sales contract has been signed with a buyer, we classify the transaction as a “new sales order” and include the home in “backlog.” Such sales orders are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. At closing, title passes to the buyer and a home is considered to be “delivered” and is removed from backlog. Revenue and cost of sales are recognized at the delivery of the home, land or lot when title is transferred to the buyer. The principal expenses of our Homebuilding operations are (i) cost of sales and (ii) selling, general and administrative (“SG&A”) expenses. Costs of home sales include land and land development costs, home construction costs, previously capitalized indirect costs, capitalized interest and estimated warranty costs. SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses, commission costs, and closing costs. Sales commissions are included in selling, general and administrative costs when the related revenue is recognized.

      We were actively selling homes in 253 communities and 181 communities at June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004, total revenues increased 19%, net income increased 4%, net sales orders increased 51% and home deliveries increased 9% as compared to the same period in the prior year. For the six months ended June 30, 2004, total revenues increased 26%, net income increased 3%, net sales orders increased 59% and home deliveries increased 15% as compared to the same period in the prior year. Sales value in backlog at June 30, 2004 as compared to June 30, 2003 increased by 87% to $1.5 billion. Our home cancellation rate was approximately 15% for the quarter ended June 30, 2004.

      We have entered, and expect to continue to enter, into joint ventures that acquire and develop land for our Homebuilding operations and/or joint ventures that also build and market homes. Through joint ventures, we mitigate and share the risk associated with land ownership and development and extend our capital resources. At June 30, 2004, our investment in these joint ventures was $24.4 million. In addition, we seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At June 30, 2004, we controlled 46,000 homesites of which 75% were controlled through various option arrangements.

      To provide homebuyers a seamless home purchasing experience, we have a complementary financial services business where we provide mortgage financing and closing services and offer title, homeowners’ and other insurance products to our homebuyers and others. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. Our closing services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income, and the gain on the sale of the mortgages. Our title operations’ revenues consist primarily of title insurance and closing services. All of our underwriting risk associated with title and homeowners’ insurance policies is transferred to third-party insurers. The principal expenses of our Financial Services operations are SG&A expenses, which consist primarily of compensation and interest expense on our warehouse line of credit.

Critical Accounting Policies

      There have been no significant changes to our critical accounting policies during the six months ended June 30, 2004, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations — Consolidated

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Total revenues increased 19% to $509.5 million for the three months ended June 30, 2004, from $426.9 million for the comparable period in 2003. This increase is attributable to an increase in Homebuilding revenues of 20% offset by a decrease in Financial Services revenues of 15%.

      Income before income taxes increased by 5% to $38.2 million for the three months ended June 30, 2004, from $36.6 million for the comparable period in 2003. This increase is attributable to an increase in Homebuilding pretax income to $35.7 million for the three months ended June 30, 2004, from $30.8 million for the three months ended June 30, 2003. This was partially offset by a decline in Financial Services pretax income to $2.5 million from $5.8 million for the same periods.

      Our effective tax rate was 37.0% and 36.5% for the three months ended June 30, 2004 and 2003, respectively. This increase was due to increases in income in states with higher tax rates which offset savings associated with our recent tax planning initiatives.

      As a result of the above, net income increased to $24.1 million (or $0.53 per diluted share) for the three months ended June 30, 2004 from $23.3 million (or $0.55 per diluted share) for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Total revenues increased 26% to $944.7 million for the six months ended June 30, 2004, from $751.6 million for the comparable period in 2003. This increase is attributable to an increase in Homebuilding revenues of 27% offset by a decrease in Financial Services revenues of 5%.

      Income before income taxes increased by 4% to $66.9 million for the six months ended June 30, 2004, from $64.4 million for the comparable period in 2003. This increase is attributable to an increase in Homebuilding pretax income to $61.2 million for the six months ended June 30, 2004, from $55.3 million for the six months ended June 30, 2003. This was partially offset by a decline in Financial Services pretax income to $5.7 million from $9.1 million.

      Our effective tax rate was 37.0% and 36.5% for the six months ended June 30, 2004 and 2003, respectively. This increase was due to increases in income in states with higher tax rates which offset savings associated with our recent tax planning initiatives.

      As a result of the above, net income increased to $42.2 million (or $0.92 per diluted share) for the six months ended June 30, 2004, from $40.9 million (or $0.97 per diluted share) for the six months ended June 30, 2003.

Results of Operations

      The following tables set forth certain operating and financial data for our homebuilding operations in our four major geographic regions, Florida, the Mid-Atlantic, Texas and the West (dollars in millions, except average price in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

	Homes	$	Homes	$	Homes	$	Homes	$

Deliveries:
Florida	556	$147.2	525	$129.1	1,100	$288.7	1,046	$250.7
Mid-Atlantic	115	43.4	170	60.5	235	88.6	307	100.1
Texas	470	120.1	423	109.0	889	221.2	723	186.9
West	541	151.8	421	111.1	975	270.8	697	185.8

Consolidated total	1,682	$462.5	1,539	$409.7	3,199	$869.3	2,773	$723.5
From unconsolidated joint ventures	2	0.6	—	—	2	0.6	—	—

Total	1,684	$463.1	1,539	$409.7	3,201	$869.9	2,773	$723.5

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

	Homes	$	Homes	$	Homes	$	Homes	$

Net Sales Orders(1):
Florida	971	$289.1	665	$165.4	2,056	$589.1	1,307	$311.9
Mid-Atlantic	250	110.3	153	56.2	512	220.9	348	113.9
Texas	453	116.3	510	132.4	988	253.5	928	235.9
West	971	267.2	425	112.4	1,818	454.0	802	211.5

Consolidated total	2,645	$782.9	1,753	$466.4	5,374	$1,517.5	3,385	$873.2
From unconsolidated joint ventures	138	42.7	—	—	230	70.2	—	—

Total	2,783	$825.6	1,753	$466.4	5,604	$1,587.7	3,385	$873.2

(1)	Net of cancellations

	June 30, 2004			June 30, 2003

	Homes	$	Average Price	Homes	$	Average Price

Sales Backlog:
Florida	2,502	$724.2	$290	1,456	$375.4	$258
Mid-Atlantic	501	220.0	$439	285	103.5	$363
Texas	593	155.6	$262	583	152.0	$261
West	1,707	438.0	$257	716	189.8	$265

Consolidated total	5,303	$1,537.8	$290	3,040	$820.7	$270
From unconsolidated joint ventures	228	69.6	$305	—	—	—

Total	5,531	$1,607.4	$291	3,040	$820.7	$270

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

		Sales		Sales		Sales		Sales
	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders

Average Price:
Florida	$265	$298	$246	$249	$262	$287	$240	$239
Mid-Atlantic	$378	$441	$356	$368	$377	$432	$326	$327
Texas	$256	$257	$258	$260	$249	$257	$259	$254
West	$281	$275	$264	$264	$278	$250	$267	$264
Consolidated total	$275	$296	$266	$266	$272	$282	$261	$258
From unconsolidated joint ventures	$309	$309	—	—	$309	$305	—	—
Total	$275	$297	$266	$266	$272	$283	$261	$258

	Percentage of Total
	Homebuilding Revenues

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Gross Profit	19.2%	19.9%	19.1%	20.5%
SG&A	11.8%	12.6%	12.4%	13.1%
Other (income) expense, net	0.2%	(0.1)%	0.1%	(0.2)%

Homebuilding pretax income	7.2%	7.4%	6.6%	7.6%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Homebuilding revenues increased 20% to $498.3 million for the three months ended June 30, 2004, from $413.7 million for the three months ended June 30, 2003. This increase is due primarily to an increase in revenues from home sales to $462.5 million for the three months ended June 30, 2004, from $409.7 million for the comparable period in 2003. Our home sales revenues in the quarter were 37% of our sales backlog at the beginning of the quarter, which is lower than 2003 and the first quarter of 2004. This decline is caused by our rapid increase in communities in the first half of the year and regulatory delays in opening new communities. Revenue from home sales increased 13% due to (1) a 9% increase in home deliveries to 1,682 from 1,539 for the three months ended June 30, 2004 and 2003, respectively and (2) a 3% increase in the average selling price on homes delivered to $275,000 from $266,000 in the same periods. A significant component of this increase was the 37% increase in revenues from home sales in our West region for the three months ended June 30, 2004 as compared to the same period in 2003. This increase was due to the greater number of homes delivered and the higher average selling price of such homes. At the same time, we experienced a 28% decrease in revenues from home sales in our Mid-Atlantic region for the three months ended June 30, 2004 as compared to the same period in 2003. This decrease was primarily due to a reduction in the number of homes delivered due to delays in the opening of new communities, partially offset by an increase in the average selling price of homes delivered. In addition to the increase in revenue from home sales, we generated significant additional revenue from land sales. Revenues from land sales for the three months ended June 30, 2004 were $35.8 million as compared to $4.0 million for the three months ended June 30, 2003. As part of our land inventory management strategy we review our land portfolio. As a result of these reviews we will seek to sell land when we have changed our strategy for a certain property and/or we have determined that the potential profit realizable from a sale of a property outweighs the economics of developing a community. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future, but may fluctuate significantly from period to period.

      Our Homebuilding gross profit increased 16% to $95.8 million for the three months ended June 30, 2004, from $82.2 million for the three months ended June 30, 2003. This increase is primarily due to an increase in revenue from home sales. Our gross margin on home sales decreased to 19.1% for the three months ended June 30, 2004, from 19.8% for the three months ended June 30, 2003. This decrease is primarily due to completion in the prior year of high margin communities and an increase in land costs as we have increased our use of option contracts. Our gross margin was also negatively affected by the cost of higher sales incentives associated with home deliveries in portions of our Texas and Colorado markets for the three months ended June 30, 2004, as compared to the corresponding period in 2003 due to the softness in these markets during the 2003 selling season. For the three months ended June 30, 2004, we generated gross profit on land sales of $7.3 million as compared to $1.2 million for the comparable period in 2003.

      SG&A expenses increased to $58.7 million for the three months ended June 30, 2004, from $52.0 million for the three months ended June 30, 2003. As a percentage of Homebuilding revenues, SG&A expenses decreased to 11.8% for the three months ended June 30, 2004, as compared to 12.6% for the same period in 2003. The 80 basis point improvement in SG&A expenses as a percentage of Homebuilding revenues is primarily attributable to the increase in revenues from land sales and our ability to generate higher revenue levels while leveraging existing fixed SG&A costs. SG&A expenses as a percentage of revenues from home sales for the three months ended June 30, 2004 and 2003 remained stable at 12.7%, while our Homebuilding pretax income as a percentage of home sales revenues increased to 7.7% for the three months ended June 30, 2004 from 7.5% for the three months ended June 30, 2003.

      For the three months ended June 30, 2004 and 2003, we recognized a compensation charge of $0.7 million and $0.4 million, respectively, for variable accounting of certain stock-based awards which include accelerated vesting criteria.

      Our Homebuilding pretax income as a percentage of Homebuilding revenues decreased to 7.2% for the three months ended June 30, 2004, from 7.4% for the three months ended June 30, 2003. This decrease is due to the decline in our gross margin on revenue from home sales offset slightly by the improvement in SG&A as a percentage of Homebuilding revenues.

Net Sales Orders and Backlog

      For the three months ended June 30, 2004, net sales orders increased by 51% and the value of net sales orders increased by 68% as compared to the same period in the prior year. The increase is due to strong housing demand in the majority of our markets and the increased number of communities in which we are marketing. We continue to experience weakness in our Texas region as evidenced by an 11% decline in net sales orders for the three months ended June 30, 2004, as compared to the same period in the prior year. The average sales price on net sales orders increased by 11% to $296,000 for the three months ended June 30, 2004, as compared to $266,000 for the three months ended June 30, 2003.

      We had 5,303 homes in backlog (representing $1.5 billion in revenues), as compared to 3,040 homes (representing $820.7 million in revenues) as of June 30, 2004 and 2003, respectively. This increase in revenue in backlog of 87% is primarily attributable to the increased sales activity in many of our existing markets. Our average selling price of homes in backlog has increased to $290,000 from $270,000 as a result of the strong housing demand in certain of our markets allowing us to increase prices in those markets, along with a change in the product mix of our homes in backlog.

Financial Services

      Financial Services revenues decreased to $11.2 million for the three months ended June 30, 2004, from $13.2 million for the three months ended June 30, 2003. This 15% decrease is due primarily to a decrease in the number of closings at both our mortgage and title operations and reduced gains in selling mortgages in the secondary market caused by a shift toward more adjustable rate mortgage loans and market reductions in the interest margin. For the three months ended June 30, 2004, our mix of mortgage originations was 35% adjustable rate mortgages (of which approximately half were interest only) and 65% fixed rate mortgages which is a shift from the comparable period in the prior year of 17% adjustable rate mortgages and 83% fixed rate mortgages. The average FICO score of our homebuyers during the three months ended June 30, 2004 was 732 and the average loan to value ratio was 76%. For the three months ended June 30, 2004, approximately

12% of our homebuyers paid in cash. Our mortgage operations capture ratio for non-cash homebuyers remained steady at 58% for both the three months ended June 30, 2004 and 2003. The number of closings at our mortgage operations decreased to 1,141 for the three months ended June 30, 2004, from 1,244 for the three months ended June 30, 2003, primarily due to an increase in the number of homebuyers paying in cash. Our title operations capture ratio increased to 98% for the three months ended June 30, 2004, from 80% for the comparable period in 2003. However, the number of closings at our title operations decreased to 5,339 for the three months ended June 30, 2004 from 5,583 for the same period in 2003 primarily due to a decrease in refinancing transactions. Non-affiliated customers account for approximately 79% of our title company revenues.

      Financial Services expenses increased to $8.7 million for the three months ended June 30, 2004, from $7.4 million for the three months ended June 30, 2003. This 17% increase is partially a result of expenses incurred in connection with the relocation of our mortgage company headquarters to Tampa, Florida. Costs incurred with the move and employee separation aggregated $0.9 million, all of which were paid during the three months ended June 30, 2004, thereby reducing the profitability of our overall Financial Services operations.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Homebuilding revenues increased 27% to $923.2 million for the six months ended June 30, 2004, from $728.9 million for the six months ended June 30, 2003. This increase is due primarily to an increase in revenues from home sales to $869.3 million for the six months ended June 30, 2004, from $723.5 million for the comparable period in 2003. The 20% increase in revenue from home sales was due to (1) a 15% increase in home deliveries to 3,199 from 2,773 for the six months ended June 30, 2004 and 2003, respectively, and (2) a 4% increase in the average selling price on delivered homes to $272,000 from $261,000 in the same period. A significant component of this increase was the 46% increase in revenues from home sales in our West region for the six months ended June 30, 2004 as compared to the same period in 2003. This increase was due to the greater number of homes delivered and the higher average selling price of such homes. At the same time, we experienced a 12% decrease in revenues from home sales in our Mid-Atlantic region for the six months ended June 30, 2004, as compared to the same period in 2003. This decrease in home sales was primarily due to a reduction in the number of homes delivered due to delays in the opening of new communities, offset by an increase in the average selling price of homes delivered. In addition to the increase in revenue from home sales, we generated significant additional revenue from land sales which increased to $53.9 million for the six months ended June 30, 2004, as compared to $5.4 million for the six months ended June 30, 2003. As discussed above, our land sales were a result of our review of our land portfolio. As a result of these reviews we will seek to sell land when we have changed our strategy for a certain property and/or we have determined that the potential profit realizable from a sale of a property outweighs the economics of developing a community.

      Our Homebuilding gross profit increased 18% to $176.4 million for the six months ended June 30, 2004, from $149.1 million for the six months ended June 30, 2003. This increase is primarily due to an increase in revenue from home sales. Our gross margin on home sales decreased to 18.8% for the six months ended June 30, 2004, from 20.4% for the six months ended June 30, 2003. This decrease is primarily due to the completion in the prior year of high margin communities and an increase in land costs as we have increased our use of option contracts. Our gross margin was also negatively affected by the cost of higher sales incentives associated with home deliveries in portions of our Texas and Colorado markets for the six months ended June 30, 2004, as compared to the corresponding period in 2003 due to the softness in these markets during the 2003 selling season. For the six months ended June 30, 2004, we generated gross profit on land sales of $12.7 million as compared to $1.4 million for the comparable period in 2003.

      SG&A expenses increased to $114.0 million for the six months ended June 30, 2004, from $95.4 million for the six months ended June 30, 2003. As a percentage of Homebuilding revenues, SG&A expenses decreased to 12.4% for the six months ended June 30, 2004, as compared to 13.1% for the same period in 2003. The 70 basis point improvement in SG&A expenses as a percentage of Homebuilding revenues is primarily attributable to the increase in revenues from land sales and our ability to generate higher revenue levels while leveraging existing fixed SG&A costs. SG&A expenses as a percentage of revenues from home sales for the six months ended June 30, 2004 decreased slightly to 13.1%, as compared to 13.2% for the same period in the prior year, while our Homebuilding pretax income as a percentage of home sales revenues declined from 7.6% for the six months ended June 30, 2003 to 7.0% for the six months ended June 30, 2004.

      For the six months ended June 30, 2004 and 2003, we recognized a compensation charge of $1.7 million and $0.4 million, respectively, for variable accounting of certain stock-based awards which include accelerated vesting criteria.

      Our Homebuilding pretax income as a percentage of Homebuilding revenues decreased to 6.6% for the six months ended June 30, 2004, from 7.6% for the six months ended June 30, 2003. This decrease is due to the decline in our gross margin on revenue from home sales partially offset by the improvement in SG&A as a percentage of Homebuilding revenues.

Net Sales Orders

      For the six months ended June 30, 2004, net sales orders increased by 59% and the value of net sales orders increased by 74%, as compared to the same period in the prior year. The increase is due to strong housing demand in the majority of our markets and an increase in the number of communities in which we are marketing. The average sales price on net sales orders increased by 9% to $282,000 for the six months ended June 30, 2004, as compared to $258,000 for the six months ended June 30, 2003.

Financial Services

      Financial Services revenues decreased to $21.5 million for the six months ended June 30, 2004, from $22.7 million for the six months ended June 30, 2003. This 5% decrease is due primarily to a decrease in the number of closings at our title operations and reduced gains in selling mortgages in the secondary market caused by a shift toward more adjustable rate mortgage loans and market reductions in the interest margin. For the six months ended June 30, 2004, our mix of mortgage originations was 33% adjustable rate mortgages (of which approximately half were interest only) and 67% fixed rate mortgages which is a shift from the comparable period in the prior year of 13% adjustable rate mortgages and 87% fixed rate mortgages. The average FICO score of our homebuyers during the six months ended June 30, 2004 was 729 and the average loan to value ratio was 74%. During the six months ended June 30, 2004, approximately 13% of our homebuyers paid in cash. Our mortgage operations capture ratio for non-cash homebuyers increased to 61% for the six months ended June 30, 2004, from 56% for the comparable period in 2003. This contributed to an increase in the number of closings at our mortgage operations to 2,190 from 2,124 for the same periods. Our title operations capture ratio increased to 95% for the six months ended June 30, 2004, from 80% for the comparable period in 2003. However, the number of closings at our title operations decreased to 9,712 for the six months ended June 30, 2004, from 10,265 for the same period in 2003 primarily due to a decrease in refinancing transactions.

      Financial Services expenses increased to $15.8 million for the six months ended June 30, 2004, from $13.6 million for the six months ended June 30, 2003. This 16% increase is a result of higher staff levels and $0.9 million in moving costs and employee separation expenses incurred in connection with the relocation of our mortgage company headquarters to Tampa, Florida.

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

      At June 30, 2004, we had unrestricted cash and cash equivalents of $82.2 million as compared to $76.8 million at December 31, 2003.

      Cash used in investing activities was $15.8 million during the six months ended June 30, 2004, as compared to $83.9 million during the six months ended June 30, 2003. The decrease in the use of cash in investing activities primarily is due to the acquisitions made in Las Vegas and Colorado during the six months ended June 30, 2003 and the additional consideration paid during that period with respect to those companies acquired in the fourth quarter of 2002.

Financing Activities

      Our consolidated borrowings at June 30, 2004 were $668.8 million, up from $561.1 million at December 31, 2003, resulting from an increase in Homebuilding borrowings to $614.9 million from $497.9 million at the same dates. At June 30, 2004, our Homebuilding borrowings included $300.0 million in 9% senior notes due 2010, $185.0 million of 10 3/8% senior subordinated notes due 2012 and $125.0 million of 7 1/2% senior subordinated notes due 2011. Our weighted average debt to maturity is 6.3 years, while our average inventory turnover is 1.2 times per year.

      We issued the 7 1/2% Senior Subordinated Notes due 2011 in March 2004 for net proceeds of $123.3 million which were primarily used to repay amounts outstanding under our revolving credit facility and warehouse line of credit. We used our other Homebuilding borrowings to fund our increased land supply, our acquisitions and the operating costs associated with establishing an infrastructure to support our growth. We initially funded these costs through borrowings under our revolving credit facility and then, as market conditions permitted, we issued fixed-rate long term notes to refinance these borrowings and reduce the outstanding balance under our revolving credit facility.

      Our senior notes are guaranteed by all of our material domestic subsidiaries and our senior subordinated notes are guaranteed on a senior subordinated basis by all of our material domestic subsidiaries. The indentures governing the senior and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt (other than under our revolving credit facility), pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities.

      Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 48.1% at June 30, 2004 from 44.1% at December 31, 2003, due primarily to the March 2004 issuance of senior subordinated notes. Homebuilding net debt to capital is not a financial measure required by generally accepted accounting principles (GAAP) and other companies may calculate it differently. We have included this information as we believe that the ratio of Homebuilding net debt to capital provides comparability among other publicly-traded homebuilders. In addition, management uses this information in measuring the financial leverage of our homebuilding operations, which is our primary business. Homebuilding net debt to capital has limitations as a measure of our financial leverage because it excludes Financial Services bank borrowings and it reduces our Homebuilding debt by the amount of our unrestricted cash. Management compensates for these limitations by using Homebuilding net debt to capital as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our financial leverage. It should not be construed as an indication of our operating performance or a measure of our liquidity.

	Homebuilding Net Debt to
	Capital

	June 30,	December 31,
	2004	2003

Notes payable	$605.4	$480.0
Bank borrowings	9.5	17.9

Homebuilding borrowings(1)	$614.9	$497.9
Less: unrestricted cash	77.3	73.7

Homebuilding net debt	$537.6	$424.2
Stockholders’ equity	581.0	537.6

Total capital(2)	$1,118.6	$961.8
Ratio	48.1%	44.1%

(1)	Does not include obligations for inventory not owned of $203.5 million at June 30, 2004 and $242.8 million at December 31, 2003, all of which are non-recourse to us.

(2)	Does not include Financial Services bank borrowings of $53.9 million at June 30, 2004 and $63.2 million at December 31, 2003.

      Effective April 12, 2004, we amended our revolving credit facility to increase the amount we are permitted to borrow to the lesser of (i) $350.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt, and to increase the amount of the letter of credit subfacility to $175.0 million. The revolving credit facility expires on June 26, 2005. As of June 30, 2004, we had no amounts outstanding under the revolving credit facility and had issued letters of credit of $112.3 million, with $237.7 million remaining in availability, all of which we could borrow without violating any of our debt covenants. The revolving credit facility requires us to (1) maintain specified financial ratios regarding leverage, interest coverage, consolidated tangible net worth and certain operational measurements and (2) satisfy certain financial condition tests. The revolving credit facility also places certain restrictions on, among other things, our ability to incur additional debt or liens, pay or make dividends or other distributions, create or permit certain liens, make equity investments in certain land-holding joint ventures, sell assets, enter into transactions with affiliates and merge or consolidate with other entities.

      To fund the origination of residential mortgage loans, our mortgage subsidiary has a $90.0 million warehouse line of credit secured by mortgages held for sale, which expires on December 19, 2004. As of June 30, 2004, we had $53.9 million outstanding under the warehouse line of credit, which accrued interest at a blended rate of 2.69% per annum. We have entered into a keep-well agreement in favor of the lender which obligates us to provide financial support to our mortgage subsidiary, if necessary, for it to maintain certain financial ratios and minimums.

      We currently are reevaluating our existing credit facilities and anticipate arriving at a mutually acceptable agreement with our lenders to increase our borrowing capacity.

      We believe that we have adequate financial resources, including cash from operations, availability under our current revolving credit facility and the warehouse line of credit, and relationships with financial partners to meet our current and anticipated working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $57.6 million (at June 30, 2004, based on the balances outstanding as of such date). However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional debt or equity financing to operate and expand our business.

Off Balance Sheet Arrangements

Land and Homesite Option Contracts

      We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. Option contracts allow us to control significant homesite positions with a minimal capital investment and substantially reduce the risk associated with land ownership and development. At June 30, 2004, we had deposits of $93.0 million and had issued letters of credit of $96.5 million associated with our land purchasing activities. The financial exposure for nonperformance on our part in these transactions is generally limited to our deposits and/or letters of credit.

      Additionally, at June 30, 2004, we have performance/ surety bonds of $134.1 million and letters of credit of $15.8 million outstanding primarily related to land development activities.

Investments in Unconsolidated Joint Ventures

      We have and expect to continue to enter into joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us, and we do not provide any financial guarantees; as a result, our financial exposure is generally limited to our investment. At June 30, 2004, we had investments in unconsolidated joint ventures of $24.4 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner.

      We believe that the use of off-balance sheet arrangements enables us to acquire rights in land which we may not have otherwise been able to acquire at favorable terms. As a result, we view the use of off-balance sheet arrangements as beneficial to our Homebuilding activities.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found throughout this Quarterly Report and specifically in the material set forth in the section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project”, and “future.” Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our expectations that we will arrive at mutually acceptable agreements with our lenders to increase our borrowing capacity;

•	our expectations regarding our continued use of option contracts and other off-balance sheet arrangements to control homesites and manage our business and their effect on our business; and

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital and land acquisition and development needs.

      These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The most important factors that could cause the assumptions underlying forward-looking statements and actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies;

•	our relationship with Technical Olympic and its control over our business activities;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business;

•	any unexpected delays in the opening of new communities in 2004 or 2005;

•	an increase in interest rates;

•	our ability to compete in our existing and future markets; and

•	an increase or change in governmental regulations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      As a result of our notes offerings, at June 30, 2004, $610.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing construction loans, warehouse line of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime and LIBOR lending rates, We have not entered into derivative financial instruments for trading or speculative purposes. As of June 30, 2004, we had an aggregate of approximately $63.4 million drawn under our bank loan arrangements that are subject to changes in interest rates. Consequently, an increase or decrease of 1% in interest rates will change our annual debt service payments by $0.6 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.

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

      Our Annual Report on Form 10-K for the year ended December 31, 2003 contains further information regarding our market risk. There have been no material changes in our market risk since March 31, 2004.

Item 4.	Controls and Procedures

      To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we maintain disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2004. Based on such evaluation, such officers have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

      On April 27, 2004, Technical Olympic USA, Inc. held its annual meeting of stockholders. At the meeting, stockholders voted on (i) the election of nine directors to serve for a term of one year, and (ii) an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of all classes of stock that the Company may issue from 70,000,000 shares to 100,000,000, of which 3,000,000 shares were to be classified as preferred stock and 97,000,000 shares were to be classified as common stock. The voting results were as follows:

Election of Directors

Name of Nominee	For	Withheld

Konstantinos Stengos	27,824,559	1,994,546
Antonio B. Mon	27,988,715	1,830,390
Andreas Stengos	27,824,559	1,994,546
George Stengos	27,824,559	1,994,546
Larry D. Horner	27,781,885	2,037,220
William A. Hasler	27,781,885	2,037,220
Michael J. Poulos	27,781,885	2,037,220
Lonnie M. Fedrick	27,824,559	1,994,546
Marianna Stengou	27,824,559	1,994,546

Amendment to Certificate of Incorporation

For	Against	Abstain	Broker Non-Votes

27,518,070	367,576	485	1,932,974

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number	Description

10.44	Employment Agreement, dated as of May 1, 2004, between David J. Keller and Technical Olympic USA, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the period covered by this report.

      On April 16, 2004, we filed a Current Report on Form 8-K (Items 5 and 7) to announce an amendment to our revolving credit facility.

      On April 16, 2004, we filed a Current Report on Form 8-K (Item 12) to release certain operational data for the quarter ended March 31, 2004.

      On April 28, 2004, we filed a Current Report on Form 8-K (Items 5 and 7) to announce our recent three-for-two stock split and certain appointments of officers.

      On May 11, 2004, we filed a Current Report on Form 8-K (Item 12) to announce financial results for the quarter ended March 31, 2004, and to reaffirm previous financial and operational guidance for 2004.

      On May 25, 2004, we filed a Current Report on Form 8-K (Items 5 and 7) to announce our recent cash dividend of $.015 per share.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNICAL OLYMPIC USA, INC.

Date: August 9, 2004	By: /s/ DAVID J. KELLER Name: David J. Keller Title: Senior Vice President, Chief Financial Officer and Treasurer

Date: August 9, 2004	By: /s/ RANDY L. KOTLER Name: Randy L. Kotler Title: Vice President — Chief Accounting Officer