Form 10-Q
period 2004-09-30
TECHNICAL OLYMPIC USA INC
filed 2004-11-03
CIK 1046578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,856,437 shares of common stock as of October 29, 2004.

TECHNICAL OLYMPIC USA, INC.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in millions, except shares and par value)

	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$44.6	$73.7
Restricted	2.2	21.2
Inventory
Deposits	108.7	78.7
Homesites and land under development	389.2	443.4
Residences completed and under construction	704.6	404.6
Inventory not owned	193.0	246.2

	1,395.5	1,172.9
Property and equipment, net	28.8	23.7
Investments in unconsolidated joint ventures	30.6	10.5
Other assets	56.5	43.7
Goodwill	106.7	100.1

	1,664.9	1,445.8
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	—	3.1
Restricted	87.3	73.4
Mortgage loans held for sale	70.2	75.2
Other assets	10.0	7.5

	167.5	159.2

Total assets	$1,832.4	$1,605.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$140.5	$149.3
Customer deposits	69.2	35.5
Obligations for inventory not owned	193.0	246.2
Notes payable	605.6	480.0
Bank borrowings	67.6	17.9

	1,075.9	928.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	87.6	75.3
Bank borrowings	58.1	63.2

	145.7	138.5

Total liabilities	1,221.6	1,067.4
Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 44,856,437 and 44,833,554 shares issued and outstanding at September 30, 2004, and December 31, 2003, respectively	0.4	0.4
Additional paid-in capital	392.2	379.3
Unearned compensation	(15.8)	(7.3)
Retained earnings	234.0	165.2

Total stockholders’ equity	610.8	537.6

Total liabilities and stockholders’ equity	$1,832.4	$1,605.0

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

HOMEBUILDING:
Revenues:
Home sales	$500.1	$410.5	$1,369.3	$1,134.0
Land sales	7.1	19.9	61.0	25.3

	507.2	430.4	1,430.3	1,159.3
Cost of sales:
Home sales	398.8	331.6	1,104.4	907.4
Land sales	6.6	12.3	47.8	16.3

	405.4	343.9	1,152.2	923.7

Gross profit	101.8	86.5	278.1	235.6
Selling, general and administrative expenses	61.2	58.1	176.9	153.9
Other (income) expense, net	(2.9)	(0.7)	(3.4)	(2.7)

Homebuilding pretax income	43.5	29.1	104.6	84.4

FINANCIAL SERVICES:
Revenues	10.1	12.9	31.7	35.6
Expenses	9.5	8.1	25.3	21.7

Financial Services pretax income	0.6	4.8	6.4	13.9

Income before income taxes	44.1	33.9	111.0	98.3
Provision for income taxes	16.0	12.4	40.8	35.9

Net income	$28.1	$21.5	$70.2	$62.4

EARNINGS PER COMMON SHARE:
Basic	$0.63	$0.52	$1.57	$1.49

Diluted	$0.61	$0.51	$1.53	$1.48

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	44,851,652	41,833,554	44,845,554	41,830,119

Diluted	45,942,000	42,346,680	45,742,799	42,082,985

CASH DIVIDENDS PER SHARE	$0.015	—	$0.030	—

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70.2	$62.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9.5	6.1
Non-cash compensation expense	4.0	1.1
Changes in operating assets and liabilities:
Restricted cash	5.1	(5.2)
Inventory	(266.6)	(133.7)
Other assets	(13.2)	(6.6)
Accounts payable and other liabilities	3.5	46.7
Customer deposits	33.7	7.8
Mortgage loans held for sale	5.0	7.9

Net cash used in operating activities	(148.8)	(13.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Amounts paid for acquisitions, net of cash acquired	—	(59.3)
Earn out consideration paid for acquisitions	(6.6)	(18.2)
Investments in unconsolidated joint ventures	(20.1)	—
Net additions to property and equipment	(14.7)	(13.2)

Net cash used in investing activities	(41.4)	(90.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes offering	125.0	129.3
Payments for deferred financing costs	(2.1)	(5.5)
Net borrowings from (repayments on) revolving credit facilities	48.0	(10.0)
Borrowings from (repayments on) Homebuilding bank borrowings	1.7	(1.2)
Net repayments on Financial Services bank borrowings	(5.1)	(5.9)
Net payments on obligations for inventory not owned	(8.6)	(4.3)
Cash dividend payment	(1.3)	—
Other	0.4	(5.6)

Net cash provided by financing activities	158.0	96.8

Decrease in cash and cash equivalents	(32.2)	(7.4)
Unrestricted cash and cash equivalents at beginning of period	76.8	49.2

Unrestricted cash and cash equivalents at end of period	$44.6	$41.8

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
(Decrease) increase in land bank obligations for inventory not owned and corresponding (decrease) increase in inventory	$(44.6)	$97.1

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

1.	Business and Organization

Business

      Technical Olympic USA, Inc. is a homebuilder with a geographically diversified national presence. We operate in 15 metropolitan markets located in four major geographic regions. We design, build, and market detached single-family residences, town homes and condominiums. We also provide title and mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights to investors.

Organization

      Technical Olympic S.A. owns approximately 73% of our outstanding common stock. Technical Olympic S.A. is a publicly-traded Greek company whose shares are traded on the Athens Stock Exchange.

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include our accounts and those of our subsidiaries. Our accounting and reporting policies conform to United States generally accepted accounting principles and general practices within the homebuilding industry. These accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Interim Presentation

      The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through September 30, 2004 are not necessarily indicative of those that may be achieved for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements presented in accordance with United States generally accepted accounting principles have been omitted from the accompanying financial statements. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-K.

      For the three and nine months ended September 30, 2004 and 2003, we have eliminated inter-segment Financial Services revenues of $1.8 million and $1.5 million, respectively, and $5.4 million and $4.0 million, respectively.

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

      The following table represents a reconciliation of weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Basic average shares outstanding	44,851,652	41,833,554	44,845,554	41,830,119
Net effect of stock options assumed to be exercised	1,090,348	513,126	897,245	252,866

Diluted average shares outstanding	45,942,000	42,346,680	45,742,799	42,082,985

      The shares issued and outstanding and the earnings per share amounts in the consolidated financial statements have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid on June 1, 2004.

Stock-Based Compensation

      We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for our stock option plan. If the methodologies of SFAS No. 123 were applied to determine compensation expense for our stock options based on the fair value of our common stock at the grant dates for awards under our option plan, our net income and earnings per share for the three and

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nine months ended September 30, 2004 and 2003, would have been reduced to the pro forma amounts indicated below (dollars in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income as reported	$28.1	$21.5	$70.2	$62.4
Add: Stock-based employee compensation included in reported net income, net of tax	1.5	0.3	2.6	0.6
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(0.7)	(0.8)	(1.8)	(3.5)

Pro forma net income	$28.9	$21.0	$71.0	$59.5

Reported earnings per common share:
Basic	$0.63	$0.52	$1.57	$1.49
Diluted	$0.61	$0.51	$1.53	$1.48
Pro forma earnings per common share:
Basic	$0.64	$0.50	$1.58	$1.42
Diluted	$0.63	$0.50	$1.55	$1.41

      The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected life in years	4 – 10 years
Risk-free interest rate	1.47% – 3.20%
Volatility	0.42% – 0.48%
Dividend yield	0.002%

3.	Capitalized Interest

      A summary of Homebuilding interest capitalized in inventory is (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Interest capitalized, beginning of period	$35.7	$21.3	$29.7	$11.6
Interest incurred	16.7	14.5	48.4	40.1
Less interest included in:
Cost of sales	(12.6)	(9.5)	(36.1)	(25.0)
Other	(1.4)	(0.5)	(3.6)	(0.9)

Interest capitalized, end of period	$38.4	$25.8	$38.4	$25.8

4.	Consolidation of Variable Interest Entities

      In the ordinary course of business we enter into contracts to purchase homesites and land held for development. At September 30, 2004 and December 31, 2003, we had refundable and nonrefundable deposits aggregating $108.7 million and $78.7 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.

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

      Generally, homebuilders will enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which may qualify as VIEs. In applying Interpretation No. 46 to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of this consolidation at September 30, 2004 was to increase inventory by $79.8 million, excluding deposits of $6.0 million, which had been previously recorded, with a corresponding increase to “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites whereby our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.

      During the nine months ended September 30, 2004, we transferred title to certain parcels of land to unrelated third parties for net proceeds of $33.7 million. In connection with these transactions, we entered into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS No. 66, “Accounting for the Sales of Real Estate,” we have accounted for these transactions as financing arrangements. As a result, we have included the corresponding liability of $33.7 million in “obligations for inventory not owned” in the accompanying consolidated statement of financial condition as of September 30, 2004. As of September 30, 2004, $113.2 million of inventory not owned relates to sales with continuing involvement.

5.	Goodwill

      The change in goodwill for the nine months ended September 30, 2004 is as follows (dollars in millions):

Balance at December 31, 2003	$100.1
Earn out consideration paid on acquisitions	6.6

Balance at September 30, 2004	$106.7

6.	Borrowings

      On October 26, 2004, we entered into an unsecured revolving credit facility replacing our existing revolving credit facility. Our new credit facility increases the amount we are permitted to borrow to the lesser of (i) $600.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The new facility increases the amount of the letter of credit subfacility to $300.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, subject to meeting certain requirements. The revolving credit facility expires on October 26, 2008. Provided that we are not in default under the credit facility, we have the right to extend this term by additional one-year terms on each anniversary date of the credit facility. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. The revolving credit facility requires us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net worth and certain operational measurements. The revolving credit facility also places certain restrictions on, among other things, our ability to pay or make dividends or other distributions, create or permit certain liens, make equity investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. Our obligations under the revolving credit facility are guaranteed by our significant domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries).

      On October 22, 2004, our mortgage subsidiary entered into a new $100.0 million revolving warehouse line of credit. This new warehouse line of credit is in addition to our previously existing $90.0 million warehouse line of credit, which expires on December 19, 2004. Our mortgage subsidiary has the right to increase the size of the warehouse line of credit to provide up to an additional $50.0 million, subject to meeting certain requirements. The new warehouse line of credit expires on October 22, 2005 and bears interest at the 30 day LIBOR rate plus a margin of 1.25% to 3.0% determined based upon the type of mortgage loans being financed. The new warehouse line of credit is secured by funded mortgages, which are pledged as collateral and requires our mortgage subsidiary to maintain certain financial ratios and minimums. The new warehouse line of credit also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities.

      On March 17, 2004, we issued $125.0 million of 7 1/2% Senior Subordinated Notes due 2011. The net proceeds of $123.3 million primarily were used to repay amounts outstanding under our revolving credit facility and warehouse line of credit.

      Our outstanding senior notes and senior subordinated notes have call features that allow redemption, at a premium, prior to maturity.

7.	Commitments and Contingencies

      We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

      We provide homebuyers with a one-year or two-year limited warranty of workmanship and materials, and an eight-year or ten-year limited warranty covering major structural defects. We generally have recourse against our subcontractors for claims relating to workmanship and materials.

      During the nine months ended September 30, 2004 and 2003, changes in our warranty accrual consisted of (dollars in millions):

	2004	2003

Accrued warranty costs at January 1	$5.2	$4.8
Estimated liability recorded for warranties issued during the period	10.4	8.5
Estimated liability recorded for pre-existing warranties	(3.6)	(1.9)
Warranty work performed	(5.7)	(6.9)

Accrued warranty costs at September 30	$6.3	$4.5

8.	Stockholders’ Equity and Stock-Based Compensation

      During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan (the “Plan”) pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities, are eligible to receive shares of restricted common stock and/or options to purchase shares of common stock. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 6,000,000. At September 30, 2004, 5,489,204 options and 26,290

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of restricted stock had been granted. Of the stock options granted, 1,253,662 contain accelerated vesting criteria that are being accounted for under the variable accounting method as provided by APB Opinion No. 25. During the three and nine months ended September 30, 2004, we recorded compensation expense of $2.4 million and $4.0 million, respectively, related to these accelerated vesting options, as compared to $0.5 million and $0.9 million, respectively, during the three and nine months ended September 30, 2003.

9.	Summarized Financial Information

      Our outstanding senior notes and senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of the Company’s direct and indirect subsidiaries, other than our mortgage and title operations subsidiaries and certain other immaterial subsidiaries (the Non-guarantor Subsidiaries). Each of the Guarantor Subsidiaries is wholly-owned. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL CONDITION

September 30, 2004

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
HOMEBUILDING:
Cash and cash equivalents	$(3.4)	$50.2	$—	$—	$46.8
Inventory	—	1,386.2	9.3	—	1,395.5
Property and equipment, net	7.1	21.7	—	—	28.8
Investments in unconsolidated joint ventures	—	30.6	—	—	30.6
Advances to / investments in subsidiaries	1,286.4	(561.2)	0.3	(725.5)	—
Other assets	23.5	33.0	—	—	56.5
Goodwill	—	106.7	—	—	106.7

	1,313.6	1,067.2	9.6	(725.5)	1,664.9
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	87.3	—	87.3
Mortgage loans held for sale	—	—	70.2	—	70.2
Other assets	—	—	10.0	—	10.0

	—	—	167.5	—	167.5

Total assets	$1,313.6	$1,067.2	$177.1	$(725.5)	$1,832.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$39.2	$99.7	$1.6	$—	$140.5
Customer deposits	—	69.2	—	—	69.2
Obligations for inventory not owned	—	193.0	—	—	193.0
Notes payable	605.6	—	—	—	605.6
Bank borrowings	58.0	5.3	4.3	—	67.6

	702.8	367.2	5.9	—	1,075.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	87.6	—	87.6
Bank borrowings	—	—	58.1	—	58.1

	—	—	145.7	—	145.7

Total liabilities	702.8	367.2	151.6	—	1,221.6
Stockholders’ equity	610.8	700.0	25.5	(725.5)	610.8

Total liabilities and stockholders’ equity	$1,313.6	$1,067.2	$177.1	$(725.5)	$1,832.4

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL CONDITION

December 31, 2003

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
HOMEBUILDING:
Cash and cash equivalents	$47.5	$47.4	$—	$—	$94.9
Inventory	—	1,168.9	4.0	—	1,172.9
Property and equipment, net	7.8	15.9	—	—	23.7
Investments in unconsolidated joint ventures	—	10.5	—	—	10.5
Advances to / investments in subsidiaries	946.2	(302.1)	22.1	(666.2)	—
Other assets	68.6	28.1	—	(53.0)	43.7
Goodwill	—	100.1	—	—	100.1

	1,070.1	1,068.8	26.1	(719.2)	1,445.8
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	76.5	—	76.5
Mortgage loans held for sale	—	—	75.2	—	75.2
Other assets	—	—	7.5	—	7.5

	—	—	159.2	—	159.2

Total assets	$1,070.1	$1,068.8	$185.3	$(719.2)	$1,605.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$42.5	$159.4	$0.4	$(53.0)	$149.3
Customer deposits	—	35.5	—	—	35.5
Obligations for inventory not owned	—	246.2	—	—	246.2
Notes payable	480.0	—	—	—	480.0
Bank borrowings	10.0	7.1	0.8	—	17.9

	532.5	448.2	1.2	(53.0)	928.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	75.3	—	75.3
Bank borrowings	—	—	63.2	—	63.2

	—	—	138.5	—	138.5

Total liabilities	532.5	448.2	139.7	(53.0)	1,067.4
Stockholders’ equity	537.6	620.6	45.6	(666.2)	537.6

Total liabilities and stockholders’ equity	$1,070.1	$1,068.8	$185.3	$(719.2)	$1,605.0

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2004

	Technical
	Olympic		Non-
	USA,	Guarantor	guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

HOMEBUILDING:
Revenues	$—	$506.5	$0.7	$—	$507.2
Cost of Sales	—	404.8	0.6	—	405.4

Gross Profit	—	101.7	0.1	—	101.8
Selling, general and administrative expenses	(8.1)	71.1	—	(1.8)	61.2
Other (income) expense, net	(13.3)	(4.0)	—	14.4	(2.9)

Homebuilding pretax income	21.4	34.6	0.1	(12.6)	43.5
FINANCIAL SERVICES:
Revenues	—	—	11.9	(1.8)	10.1
Expenses	—	—	10.5	(1.0)	9.5

Financial Services pretax income	—	—	1.4	(0.8)	0.6

Income before income taxes	21.4	34.6	1.5	(13.4)	44.1
Income taxes	3.4	12.0	0.6	—	16.0

Net income	$18.0	$22.6	$0.9	$(13.4)	$28.1

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2003

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

HOMEBUILDING:
Revenues	$—	$430.4	$—	$—	$430.4
Cost of Sales	—	343.9	—	—	343.9

Gross Profit	—	86.5	—	—	86.5
Selling, general and administrative expenses	12.3	47.3	—	(1.5)	58.1
Other (income) expense, net	(29.6)	(3.6)	—	32.5	(0.7)

Homebuilding pretax income	17.3	42.8	—	(31.0)	29.1
FINANCIAL SERVICES:
Revenues	—	—	14.4	(1.5)	12.9
Expenses	—	—	11.3	(3.2)	8.1

Financial Services pretax income	—	—	3.1	1.7	4.8

Income before income taxes	17.3	42.8	3.1	(29.3)	33.9
Income taxes	(4.2)	15.1	1.5	—	12.4

Net income	$21.5	$27.7	$1.6	$(29.3)	$21.5

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2004

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

HOMEBUILDING:
Revenues	$—	$1,429.5	$0.8	$—	$1,430.3
Cost of Sales	(0.1)	1,151.6	0.7	—	1,152.2

Gross Profit	0.1	277.9	0.1	—	278.1
Selling, general and administrative expenses	(20.6)	202.9	—	(5.4)	176.9
Other (income) expense, net	(59.7)	(6.7)	—	63.0	(3.4)

Homebuilding pretax income	80.4	81.7	0.1	(57.6)	104.6
FINANCIAL SERVICES:
Revenues	—	—	37.1	(5.4)	31.7
Expenses	—	—	29.0	(3.7)	25.3

Financial Services pretax income	—	—	8.1	(1.7)	6.4

Income before income taxes	80.4	81.7	8.2	(59.3)	111.0
Income taxes	10.5	27.1	3.2	—	40.8

Net income	$69.9	$54.6	$5.0	$(59.3)	$70.2

CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2003

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

HOMEBUILDING:
Revenues	$—	$1,159.3	$—	$—	$1,159.3
Cost of Sales	—	923.7	—	—	923.7

Gross Profit	—	235.6	—	—	235.6
Selling, general and administrative expenses	26.7	131.2	—	(4.0)	153.9
Other (income) expense, net	(79.3)	(7.4)	0.2	83.8	(2.7)

Homebuilding pretax income	52.6	111.8	(0.2)	(79.8)	84.4
FINANCIAL SERVICES:
Revenues	—	—	39.6	(4.0)	35.6
Expenses	—	—	27.9	(6.2)	21.7

Financial Services pretax income	—	—	11.7	2.2	13.9

Income before income taxes	52.6	111.8	11.5	(77.6)	98.3
Income taxes	(9.7)	40.8	4.8	—	35.9

Net income	$62.3	$71.0	$6.7	$(77.6)	$62.4

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities:
Net income	$69.9	$54.6	$5.0	$(59.3)	$70.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2.2	7.3	—	—	9.5
Non-cash compensation expense	4.0	—	—	—	4.0
Changes in operating assets and liabilities:
Restricted cash	1.5	17.5	(13.9)	—	5.1
Inventory	—	(261.4)	(5.2)	—	(266.6)
Other assets	47.2	(4.9)	(2.5)	(53.0)	(13.2)
Accounts payable and other liabilities	(3.3)	(59.7)	13.5	53.0	3.5
Customer deposits	—	33.7	—	—	33.7
Mortgage loans held for sale	—	—	5.0	—	5.0

Net cash used in operating activities	121.5	(212.9)	1.9	(59.3)	(148.8)
Cash Flows from Investing Activities:
Additional consideration paid for acquisitions	—	(6.6)	—	—	(6.6)
Investments in unconsolidated joint ventures	—	(20.1)	—	—	(20.1)
Net additions to property and equipment	(1.5)	(13.2)	—	—	(14.7)

Net cash used in investing activities	(1.5)	(39.9)	—	—	(41.4)
Cash Flows from Financing Activities:
Proceeds from notes offering	125.0	—	—	—	125.0
Payments for deferred financing costs	(2.1)	—	—	—	(2.1)
Net repayments on (borrowings from) bank borrowings	48.0	(1.8)	(1.6)	—	44.6
Net payments on obligations for inventory not owned	—	(8.6)	—	—	(8.6)
Increase (decrease) in intercompany transactions	(339.4)	283.5	(3.4)	59.3	—
Other	(0.9)	—	—	—	(0.9)

Net cash provided by financing activities	(169.4)	273.1	(5.0)	59.3	158.0

Increase (decrease) in cash and cash equivalents	(49.4)	20.3	(3.1)	—	(32.2)
Unrestricted cash at beginning of period	46.0	27.7	3.1	—	76.8

Unrestricted cash at end of period	$(3.4)	$48.0	$—	$—	$44.6

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2003

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash Flows from Operating Activities:
Net income	$62.3	$71.0	$6.7	$(77.6)	$62.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1.1	5.0	—	—	6.1
Non-cash compensation expense	1.1	—	—	—	1.1
Changes in operating assets and liabilities:
Restricted cash	4.1	5.6	(14.9)	—	(5.2)
Inventory	0.5	(133.2)	(1.0)	—	(133.7)
Other assets	1.1	(7.4)	(0.3)	—	(6.6)
Accounts payable and other liabilities	(30.8)	60.2	17.3	—	46.7
Customer deposits	—	7.8	—	—	7.8
Mortgage loans held for sale	—	—	7.9	—	7.9

Net cash used in operating activities	39.4	9.0	15.7	(77.6)	(13.5)
Cash Flows from Investing Activities:
Amounts paid for acquisitions, net of cash acquired	—	(59.3)	—	—	(59.3)
Additional consideration paid for acquisitions	—	(18.2)	—	—	(18.2)
Net additions to property and equipment	(5.1)	(8.1)	—	—	(13.2)

Net cash used in investing activities	(5.1)	(85.6)	—	—	(90.7)
Cash Flows from Financing Activities:
Proceeds from notes offering	129.3	—	—	—	129.3
Payments for deferred financing costs	(5.5)	—	—	—	(5.5)
Net repayments on (borrowings from) bank borrowings	(9.9)	(2.3)	(4.9)	—	(17.1)
Net payments on obligations for inventory not owned	—	(4.3)	—	—	(4.3)
Increase (decrease) in intercompany transactions	(174.7)	108.9	(11.8)	77.6	—
Other	—	(5.6)	—	—	(5.6)

Net cash provided by financing activities	(60.8)	96.7	(16.7)	77.6	96.8

Increase (decrease) in cash and cash equivalents	(26.5)	20.1	(1.0)	—	(7.4)
Unrestricted cash at beginning of period	37.5	7.3	4.4	—	49.2

Unrestricted cash at end of period	$11.0	$27.4	$3.4	$—	$41.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

      We generate revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”) which comprise our operating segments. Through our Homebuilding operations we design, build and market high-quality detached single-family residences, town homes and condominiums in 15 metropolitan markets located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West.

Florida	Mid-Atlantic	Texas	West

Jacksonville	Baltimore/Southern Pennsylvania	Austin	Central Colorado
Orlando	Delaware	Dallas/Ft. Worth	Las Vegas
Southeast Florida	Nashville	Houston	Phoenix
Southwest Florida	Northern Virginia	San Antonio

      We build homes for inventory and on a pre-sold basis. At September 30, 2004, we owned 4,294 homes completed or under construction, of which approximately 26% were unsold. At September 30, 2004, we had 222 completed unsold homes in our inventory, of which approximately 38% had been completed for more than 90 days. We are actively working to reduce our speculative home inventory to reduce carrying costs and to increase our available capital.

      Once a sales contract with a buyer has been approved, we classify the transaction as a “new sales order” and include the home in “backlog.” Such sales orders are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. At closing, title passes to the buyer and a home is considered to be “delivered” and is removed from backlog. Revenue and cost of sales are recognized at the delivery of the home, land or lot when title is transferred to the buyer. We estimate that the average period between the execution of a sales contract for a home and closing is approximately six to twelve months for presold homes. The principal expenses of our Homebuilding operations are (i) cost of sales and (ii) selling, general and administrative (“SG&A”) expenses. Costs of home sales include land and land development costs, home construction costs, previously capitalized indirect costs, capitalized interest and estimated warranty costs. SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses, commission costs, and closing costs. Sales commissions are included in selling, general and administrative costs when the related revenue is recognized.

      We were actively selling homes in 246 communities and 206 communities at September 30, 2004 and 2003, respectively. Additionally, we are actively selling homes in 6 communities through joint ventures. For the three months ended September 30, 2004, total revenues increased 17%, net income increased 30%, net sales orders increased 27% and home deliveries increased 14% as compared to the same period in the prior year. For the nine months ended September 30, 2004, total revenues increased 23%, net income increased 12%, net sales orders increased 48% and home deliveries increased 15% as compared to the same period in the prior year. Sales value in backlog at September 30, 2004 as compared to September 30, 2003 increased by 92% to $1.7 billion. Our home cancellation rate was approximately 16% for the quarter ended September 30, 2004 and 14% for the nine months ended September 30, 2004.

      We have entered, and expect to continue to enter, into joint ventures that acquire and develop land for our Homebuilding operations and/or joint ventures that also build and market homes. Through joint ventures, we mitigate and share the risk associated with land ownership and development and extend our capital resources. At September 30, 2004, our investment in these joint ventures was $30.6 million. In addition, we seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At September 30, 2004, we controlled 50,100 homesites of which 75% were controlled through various option arrangements.

      In September 2004, we acquired certain assets of Gilligan Homes which included control of approximately 1,100 homesites. Gilligan Homes is a regional builder with operations in Maryland, Southern Pennsylvania and Delaware.

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

Critical Accounting Policies

      There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2004, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations — Consolidated

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Total revenues increased 17% to $517.3 million for the three months ended September 30, 2004, from $443.3 million for the comparable period in 2003. This increase is attributable to an increase in Homebuilding revenues of 18%, offset by a decrease in Financial Services revenues of 22%. Delays related to the hurricanes in Florida caused our deliveries to lag behind our expectations. Additionally, we expect the labor and supply shortages caused by the hurricanes to persist for some time.

      Income before income taxes increased by 30% to $44.1 million for the three months ended September 30, 2004, from $33.9 million for the comparable period in 2003. This increase is attributable to an increase in Homebuilding pretax income to $43.5 million for the three months ended September 30, 2004, from $29.1 million for the three months ended September 30, 2003. This was partially offset by a decline in Financial Services pretax income to $0.6 million from $4.8 million for the same periods.

      Our effective tax rate was 36.4% and 36.5% for the three months ended September 30, 2004 and 2003, respectively.

      As a result of the above, net income increased to $28.1 million (or $0.61 per diluted share) for the three months ended September 30, 2004 from $21.5 million (or $0.51 per diluted share) for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Total revenues increased 22% to $1,462.0. million for the nine months ended September 30, 2004, from $1,194.9 million for the comparable period in 2003. This increase is attributable to an increase in Homebuilding revenues of 23% offset by a decrease in Financial Services revenues of 11%. Delays related to the hurricanes in Florida caused our deliveries to lag behind our expectations. Additionally, we expect the labor and supply shortages caused by the hurricanes to persist for some time.

      Income before income taxes increased by 13% to $111.0 million for the nine months ended September 30, 2004, from $98.3 million for the comparable period in 2003. This increase is attributable to an increase in Homebuilding pretax income to $104.6 million for the nine months ended September 30, 2004, from

$84.4 million for the nine months ended September 30, 2003. This was partially offset by a decline in Financial Services pretax income to $6.4 million from $13.9 million for the same periods.

      Our effective tax rate was 36.7% and 36.5% for the nine months ended September 30, 2004 and 2003, respectively. This increase was due to increases in income in states with higher tax rates which offset savings associated with our recent tax planning initiatives.

      As a result of the above, net income increased to $70.2 million (or $1.53 per diluted share) for the nine months ended September 30, 2004, from $62.4 million (or $1.48 per diluted share) for the nine months ended September 30, 2003.

Results of Operations

      The following tables set forth certain operating and financial data for our homebuilding operations in our four major geographic regions, Florida, the Mid-Atlantic, Texas and the West (dollars in millions, except average price in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004		2003		2004		2003

	Homes	$	Homes	$	Homes	$	Homes	$

Deliveries:
Florida	541	$149.9	582	$143.8	1,641	$438.6	1,628	$394.5
Mid-Atlantic	143	62.9	165	53.5	378	151.5	472	153.6
Texas	489	127.2	404	107.8	1,378	348.5	1,127	294.8
West	611	160.1	408	105.3	1,586	430.7	1,105	291.1

Consolidated total	1,784	$500.1	1,559	$410.4	4,983	$1,369.3	4,332	$1,134.0
From unconsolidated joint ventures	25	7.6	—	—	27	8.2	—	—

Total	1,809	$507.7	1,559	$410.4	5,010	$1,377.5	4,332	$1,134.0

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004		2003		2004		2003

	Homes	$	Homes	$	Homes	$	Homes	$

Net Sales Orders(1):
Florida	952	$301.2	743	$197.5	3,008	$890.3	2,050	$509.4
Mid-Atlantic	83	31.7	155	52.9	595	252.7	503	166.8
Texas	480	117.7	428	108.5	1,468	371.2	1,356	344.4
West	828	243.2	520	133.8	2,646	731.2	1,322	345.3

Consolidated total	2,343	$693.8	1,846	$492.7	7,717	$2,245.4	5,231	$1365.9
From unconsolidated joint ventures	51	21.3	—	—	281	91.5	—	—

Total	2,394	$715.1	1,846	$492.7	7,998	$2,336.9	5,231	$1365.9

(1)	Net of cancellations

	September 30, 2004			September 30, 2003

	Homes	$	Average Price	Homes	$	Average Price

Sales Backlog:
Florida	2,913	$875.5	$301	1,617	$429.2	$265
Mid-Atlantic	447	190.3	$426	275	102.9	$374
Texas	584	146.1	$250	607	152.6	$252
West	1,924	521.1	$271	828	218.2	$264

Consolidated total	5,868	$1,733.0	$295	3,327	$902.9	$271
From unconsolidated joint ventures*	303	95.4	$315	—	—	—

Total	6,171	$1,828.4	$296	3,327	$902.9	$271

*	Includes 49 homes associated with the Gilligan Homes acquisition.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004		2003		2004		2003

		Sales		Sales		Sales		Sales
	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders

Average Price:
Florida	$277	$316	$247	$266	$267	$296	$242	$249
Mid-Atlantic	$440	$382	$324	$341	$401	$425	$325	$332
Texas	$260	$245	$267	$253	$253	$253	$262	$254
West	$262	$294	$258	$257	$272	$276	$263	$261
Consolidated total	$280	$296	$263	$267	$275	$291	$262	$261
From unconsolidated joint ventures	$304	$418	—	—	$304	$326	—	—
Total	$281	$299	$263	$267	$275	$292	$262	$261

	Percentage of Total Homebuilding
	Revenues

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Gross Profit	20.1%	20.1%	19.5%	20.3%
SG&A	12.1%	13.4%	12.4%	13.2%
Other (income) expense, net	(0.6)%	(0.1)%	(0.2)%	(0.2)%

Homebuilding pretax income	8.6%	6.8%	7.3%	7.3%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Homebuilding revenues increased 18% to $507.2 million for the three months ended September 30, 2004, from $430.4 million for the three months ended September 30, 2003. This increase is due primarily to an increase in revenues from home sales to $500.1 million for the three months ended September 30, 2004, from $410.5 million for the comparable period in 2003. Our home sales revenues in the quarter were 33% of our sales backlog at the beginning of the quarter, which is lower than 2003 and the first quarter of 2004; however, it is consistent with our backlog conversion during the second quarter of 2004. This decline is caused by our rapid increase in active communities in the first half of the year and regulatory delays in opening new communities. Revenue from home sales increased 22% due to (1) a 14% increase in home deliveries to 1,784 from 1,559 for the three months ended September 30, 2004 and 2003, respectively, and (2) a 7% increase in the average selling price on homes delivered to $280,000 from $263,000 in the same periods. A significant component of this increase was the 52% increase in revenues from home sales in our West region for the three months ended September 30, 2004 as compared to the same period in 2003. This increase was due to the greater number of homes delivered and the higher average selling price of such homes. The increase in revenues from home sales was offset by a decrease in revenue from land sales. Revenues from land sales for the three months ended September 30, 2004 were $7.1 million as compared to $19.9 million for the three months ended September 30, 2003, a decrease of 64%. As part of our land inventory management strategy we regularly review our land portfolio. As a result of these reviews, we will seek to sell land when we have changed our strategy for a certain property and/or we have determined that the potential profit realizable from a sale of a property outweighs the economics of developing a community. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future, but may fluctuate significantly from period to period.

      Our Homebuilding gross profit increased 18% to $101.8 million for the three months ended September 30, 2004, from $86.5 million for the three months ended September 30, 2003. This increase is primarily due to an increase in the gross profit from home sales. Our gross margin on home sales increased to 20.3% for the three months ended September 30, 2004, from 19.2% for the three months ended September 30, 2003. This increase from period to period is primarily due to an increase in gross margin across many of our markets resulting from stronger housing demand which offset increases in land costs due to our increased use of option contracts. For the three months ended September 30, 2004, we generated gross profit on land sales of $0.5 million, as compared to $7.6 million for the comparable period in 2003.

      SG&A expenses increased to $61.2 million for the three months ended September 30, 2004, from $58.1 million for the three months ended September 30, 2003. As a percentage of Homebuilding revenues, SG&A expenses decreased to 12.1% for the three months ended September 30, 2004, as compared to 13.5% for the same period in 2003. The 140 basis point improvement in SG&A expenses as a percentage of Homebuilding revenues is primarily attributable to the increase in homebuilding revenues and our ability to generate higher revenue levels while leveraging fixed SG&A costs. SG&A expenses as a percentage of revenues from home sales for the three months ended September 30, 2004 and 2003 decreased to 12.2% from 14.1%, respectively, while our Homebuilding pretax income as a percentage of home sales revenues increased to 8.7% for the three months ended September 30, 2004 from 7.1% for the three months ended September 30, 2003.

      For the three months ended September 30, 2004 and 2003, we recognized a compensation charge of $2.4 million and $0.5 million, respectively, for variable accounting of certain stock-based awards which include accelerated vesting criteria. This amount is included in SG&A expenses.

      For the three months ended September 30, 2004, other income includes a $1.3 million gain related to the sale of joint venture interests in Houston.

      Our Homebuilding pretax income as a percentage of Homebuilding revenues increased to 8.6% for the three months ended September 30, 2004, from 6.8% for the three months ended September 30, 2003. This increase is due to the increase in our gross margin on revenue from home sales and the improvement in SG&A as a percentage of Homebuilding revenues.

Net Sales Orders and Backlog

      For the three months ended September 30, 2004, net sales orders increased by 27% and the value of net sales orders increased by 41% as compared to the same period in the prior year. The increase is due to strong housing demand in the majority of our markets and the increased number of communities in which we are marketing. We experienced a 46% decline in net sales orders in our Mid-Atlantic region due to our decision to temporarily suspend sales in selected communities to preserve our margins due to delays we have experienced in the opening of new communities. The average sales price on net sales orders increased by 11% to $296,000 for the three months ended September 30, 2004, as compared to $267,000 for the three months ended September 30, 2003.

      We had 5,868 homes in backlog (representing $1.7 billion in revenues), as compared to 3,327 homes (representing $902.9 million in revenues) as of September 30, 2004 and 2003, respectively. This increase in revenue in backlog of 92% is primarily attributable to the increased sales activity in many of our existing markets. Our average selling price of homes in backlog has increased to $295,000 from $271,000 as a result of the strong housing demand in certain of our markets allowing us to increase prices in those markets, along with a change in the product mix of our homes in backlog.

Financial Services

      Financial Services revenues decreased to $10.1 million for the three months ended September 30, 2004, from $12.9 million for the three months ended September 30, 2003. This 22% decrease is due primarily to a decrease in the number of closings at both our mortgage and title operations and reduced gains in selling mortgages in the secondary market caused by a shift toward more adjustable rate mortgage loans and market reductions in the interest margin. For the three months ended September 30, 2004, our mix of mortgage originations was 34% adjustable rate mortgages (of which approximately half were interest only) and 66% fixed rate mortgages which is a shift from the comparable period in the prior year of 21% adjustable rate mortgages and 79% fixed rate mortgages. The average FICO score of our homebuyers during the three months ended September 30, 2004 was 728 and the average loan to value ratio on first mortgages was 76%. For the three months ended September 30, 2004, approximately 10% of our homebuyers paid in cash. Our mortgage operations capture ratio for non-cash homebuyers decreased to 58% for the three months ended September 30, 2004 from 62% for the three months ended September 30, 2003. The number of closings at our mortgage operations decreased to 1,131 for the three months ended September 30, 2004, from 1,281 for the three months ended September 30, 2003. The decrease in mortgage closings is primarily due to an increase in the number of homebuyers paying in cash. Our title operations capture ratio increased to 97% for the three months ended September 30, 2004, from 81% for the comparable period in 2003. However, the number of closings at our title operations decreased to 4,725 for the three months ended September 30, 2004 from 5,808 for the same period in 2003 primarily due to a decrease in refinancing transactions. Non-affiliated customers accounted for approximately 73% of our title company revenues during the three months ended September 30, 2004.

      Financial Services expenses increased to $9.5 million for the three months ended September 30, 2004, from $8.1 million for the three months ended September 30, 2003. This 17% increase is a result of higher staff levels and expenses incurred in connection with the relocation of our mortgage company headquarters to Tampa, Florida and anticipated increased loan activity.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Homebuilding revenues increased 23% to $1,430.3 million for the nine months ended September 30, 2004, from $1,159.3 million for the nine months ended September 30, 2003. This increase is due primarily to an increase in revenues from home sales to $1,369.3 million for the nine months ended September 30, 2004, from $1,134.0 million for the comparable period in 2003. The 21% increase in revenue from home sales was due to (1) a 15% increase in home deliveries to 4,983 from 4,332 for the nine months ended September 30, 2004 and 2003, respectively, and (2) a 5% increase in the average selling price on delivered homes to $275,000 from $262,000 in the same periods. A significant component of this increase was the 48% increase in revenues from home sales in our West region for the nine months ended September 30, 2004 as compared to the same period in 2003. This increase was due to the greater number of homes delivered and the higher average selling price of such homes. In addition to the increase in revenue from home sales, we generated significant additional revenue from land sales which increased to $61.0 million for the nine months ended September 30, 2004, as compared to $25.3 million for the nine months ended September 30, 2003. As discussed above, our land sales were a result of our regular review of our land portfolio. As a result of these reviews we will seek to sell land when we have changed our strategy for a certain property and/or we have determined that the potential profit realizable from a sale of a property outweighs the economics of developing a community.

      Our Homebuilding gross profit increased 18% to $278.1 million for the nine months ended September 30, 2004, from $235.6 million for the nine months ended September 30, 2003. This increase is primarily due to an increase in revenue from home sales. Our gross margin on home sales decreased to 19.3% for the nine months ended September 30, 2004, from 20.0% for the nine months ended September 30, 2003. This decrease is primarily due to the completion in the prior year of high margin communities and higher land costs as we have increased our use of option contracts. Our gross margin also was negatively affected by the cost of higher sales incentives associated with home deliveries in portions of our Texas and Colorado markets for the nine months ended September 30, 2004, as compared to the corresponding period in 2003 due to the softness in these markets during the 2003 selling season. For the nine months ended September 30, 2004, we generated gross profit on land sales of $13.2 million as compared to $9.0 million for the comparable period in 2003.

      SG&A expenses increased to $176.9 million for the nine months ended September 30, 2004, from $153.9 million for the nine months ended September 30, 2003. As a percentage of Homebuilding revenues, SG&A expenses decreased to 12.4% for the nine months ended September 30, 2004, as compared to 13.3% for the same period in 2003. The 90 basis point improvement in SG&A expenses as a percentage of Homebuilding revenues is primarily attributable to the increase in Homebuilding revenues and our ability to generate higher revenue levels while leveraging fixed SG&A costs. SG&A expenses as a percentage of revenues from home sales for the nine months ended September 30, 2004 decreased to 12.9%, as compared to 13.6% for the same period in the prior year, while our Homebuilding pretax income as a percentage of home sales revenues increased slightly to 7.6% for the nine months ended September 30, 2004 from 7.4% for the nine months ended September 30, 2003.

      For the nine months ended September 30, 2004 and 2003, we recognized a compensation charge of $4.0 million and $0.9 million, respectively, for variable accounting of certain stock-based awards which include accelerated vesting criteria. This amount is included in SG&A expenses.

      For the nine months ended September 30, 2004, other income includes a $1.3 million gain related to the sale of joint venture interests in Houston.

      Our Homebuilding pretax income as a percentage of Homebuilding revenues remained consistent at 7.3% for both the nine months ended September 30, 2004 and September 30, 2003.

Net Sales Orders

      For the nine months ended September 30, 2004, net sales orders increased by 48% and the value of net sales orders increased by 64%, as compared to the same period in the prior year. The increase is due to strong housing demand in the majority of our markets and an increase in the number of communities in which we are marketing. The average sales price on net sales orders increased by 11% to $291,000 for the nine months ended September 30, 2004, as compared to $261,000 for the nine months ended September 30, 2003.

Financial Services

      Financial Services revenues decreased to $31.7 million for the nine months ended September 30, 2004, from $35.6 million for the nine months ended September 30, 2003. This 11% decrease is due primarily to a decrease in the number of closings at our title and mortgage operations and reduced gains in selling mortgages in the secondary market caused by a shift toward more adjustable rate mortgage loans and market reductions in the interest margin. For the nine months ended September 30, 2004, our mix of mortgage originations was 33% adjustable rate mortgages (of which approximately half were interest only) and 67% fixed rate mortgages which is a shift from the comparable period in the prior year of 17% adjustable rate mortgages and 83% fixed rate mortgages. The average FICO score of our homebuyers during the nine months ended September 30, 2004 was 729 and the average loan to value ratio on first mortgages was 76%. During the nine months ended September 30, 2004, approximately 12% of our homebuyers paid in cash. Our mortgage operations capture ratio for non-cash homebuyers increased to 60% for the nine months ended September 30, 2004, from 58% for the comparable period in 2003. The number of closings at our mortgage operations decreased to 3,321 for the nine months ended September 30, 2004, from 3,405 for the three months ended September 30, 2003, primarily due to an increase in the number of homebuyers paying in cash. Our title operations capture ratio increased to 96% for the nine months ended September 30, 2004, from 81% for the comparable period in 2003. However, the number of closings at our title operations decreased to 14,437 for the nine months ended September 30, 2004, from 16,073 for the same period in 2003 primarily due to a decrease in refinancing transactions.

      Financial Services expenses increased to $25.3 million for the nine months ended September 30, 2004, from $21.7 million for the nine months ended September 30, 2003. This 16% increase is a result of higher staff levels and $0.9 million in moving costs and employee separation expenses incurred in connection with the relocation of our mortgage company headquarters to Tampa, Florida.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash

      Our Homebuilding operations’ primary uses of cash have been for land acquisitions, construction and development expenditures, and SG&A expenditures. Our sources of cash to finance these uses have been primarily cash generated from operations and cash from our financing activities.

      Our Financial Services operations primarily use cash to fund mortgages, prior to their sale, and SG&A expenditures. We rely primarily on internally generated funds, which include the proceeds generated from the sale of mortgages, and from the mortgage operations’ warehouse line of credit to fund these operations.

      At September 30, 2004, we had unrestricted cash and cash equivalents of $44.6 million as compared to $76.8 million at December 31, 2003.

      Cash used in operating activities was $148.8 million during the nine months ended September 30, 2004, as compared to $13.5 million during the nine months ended September 30, 2003. The increase in the use of cash in operating activities primarily is due to an increase of $119.0 million in additional inventory, consistent with our strategy to increase the number of active communities and our land positions. From September 30, 2003 to September 30, 2004, our controlled homesites increased from 47,600 to 50,100 and our homes completed or under construction increased from 2,969 to 4,294. Our homes completed or under construction increased due to our 76% increase in homes in backlog. These expenditures have been financed with the issuance of $125.0 million in notes and amounts drawn under our revolving credit facility. Because of our rapid growth in recent periods, our operations have generally used more cash than they have generated. We expect this trend to continue as long as we are experiencing similar growth.

      Cash used in investing activities was $41.4 million during the nine months ended September 30, 2004, as compared to $90.7 million during the nine months ended September 30, 2003. The decrease in the use of cash in investing activities primarily is due to the acquisitions made in Las Vegas and Colorado during the nine months ended September 30, 2003 and the additional consideration paid during that period with respect to those companies acquired in the fourth quarter of 2002.

Financing Activities

      Our consolidated borrowings at September 30, 2004 were $731.3 million, up from $561.1 million at December 31, 2003, resulting from an increase in Homebuilding borrowings to $673.2 million from $497.9 million at the same dates. At September 30, 2004, our Homebuilding borrowings included $300.0 million in 9% senior notes due 2010, $185.0 million of 10 3/8% senior subordinated notes due 2012 and $125.0 million of 7 1/2% senior subordinated notes due 2011. Our weighted average debt to maturity is 5.6 years, while our average inventory turnover is 1.2 times per year.

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

      Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of the Company’s direct and indirect subsidiaries, other than our mortgage and title operations subsidiaries and certain other immaterial subsidiaries (the Non-guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The indentures governing the senior notes and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt (other than under our revolving credit facility), pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities.

      Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 50.7% at September 30, 2004 from 44.1% at December 31, 2003, due primarily to the March 2004 issuance of senior subordinated notes and to a lesser extent, increased borrowings under our revolving credit facility. As noted above, we have made significant investments in inventory consistent with our growth strategy which we have financed through debt in addition to internally generated cash, resulting in an increase in our financial leverage. We believe that our financial leverage is appropriate given our industry, size and current growth strategy.

	Homebuilding Net Debt to
	Capital

	September 30,	December 31,
	2004	2003

Notes payable	$605.6	$480.0
Bank borrowings	67.6	17.9

Homebuilding borrowings(1)	$673.2	$497.9
Less: unrestricted cash	44.6	73.7

Homebuilding net debt	$628.6	$424.2
Stockholders’ equity	610.8	537.6

Total capital(2)	$1,239.4	$961.8
Ratio	50.7%	44.1%

(1)	Does not include obligations for inventory not owned of $193.0 million at September 30, 2004 and $246.2 million at December 31, 2003, all of which are non-recourse to us.

(2)	Does not include Financial Services bank borrowings of $58.1 million at September 30, 2004 and $63.2 million at December 31, 2003.

      Homebuilding net debt to capital is not a financial measure required by generally accepted accounting principles (GAAP) and other companies may calculate it differently. We have included this information as we believe that the ratio of Homebuilding net debt to capital provides comparability among other publicly-traded homebuilders. In addition, management uses this information in measuring the financial leverage of our homebuilding operations, which is our primary business. Homebuilding net debt to capital has limitations as a measure of financial leverage because it excludes Financial Services bank borrowings and it reduces our Homebuilding debt by the amount of our unrestricted cash. Management compensates for these limitations by using Homebuilding net debt to capital as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our financial leverage. It should not be construed as an indication of our operating performance or as a measure of our liquidity.

      From time to time, we finance our working capital requirements with borrowings under a revolving credit facility. Under our revolving credit facility which was in place at September 30, 2004, we were permitted to borrow up to the lesser of (i) $350.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt, and were able to issue letters of credit up to $175.0 million. As of September 30, 2004, we had $58.0 million outstanding under the revolving credit facility and had issued letters of credit of $126.8 million, with $165.2 million remaining in availability, all of which we could have borrowed without violating any of our debt covenants.

      On October 26, 2004, we entered into an unsecured revolving credit facility replacing our existing revolving credit facility. Our new credit facility increases the amount we are permitted to borrow to the lesser of (i) $600.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The new facility increases the amount of the letter of credit subfacility to $300.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, subject to meeting certain requirements. The revolving credit facility expires on October 26, 2008. Provided that we are not in default under the new credit facility, we have the right to extend this term by additional one-year terms on each anniversary date of the credit facility. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citicorp’s base rate or (B) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar base rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities to our adjusted tangible net worth or our senior debt rating. The revolving credit facility requires us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements. The revolving credit facility also places certain restrictions on, among other things, our ability to pay or make dividends or other distributions, create or permit certain liens, make equity investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. Our obligations under the revolving credit facility are guaranteed by our significant domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). As of September 30, 2004, based on the terms of the new revolving credit facility, we would have had the availability to borrow up to $382.9 without violating any of our debt covenants.

      To fund the origination of residential mortgage loans, our mortgage subsidiary has a $90.0 million warehouse line of credit secured by mortgages held for sale, which expires on December 19, 2004 (the “Existing Warehouse Line of Credit”). As of September 30, 2004, we had $58.1 million outstanding under the Existing Warehouse Line of Credit, which accrued interest at a blended rate of 3.1% per annum. On October 26, 2004, our lender under the Existing Warehouse Line of Credit terminated the keep-well agreement between us and the lender which had obligated us to provide financial support to our mortgage subsidiary, if necessary, for it to maintain certain financial ratios and minimums. We anticipate that upon expiration of the Existing Warehouse Line of Credit, it will be replaced with a smaller line of credit with the same lender.

      On October 22, 2004, our mortgage subsidiary entered into a new $100.0 million revolving warehouse line of credit (the “New Warehouse Line of Credit”), which is in addition to our Existing Warehouse Line of Credit. Our mortgage subsidiary has the right to increase the size of the New Warehouse Line of Credit to provide up to an additional $50.0 million, subject to meeting certain requirements. The New Warehouse Line of Credit expires on October 22, 2005. The New Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.25% to 3.0% determined based upon the type of mortgage loans being financed. The New Warehouse Line of Credit is secured by funded mortgages, which are pledged as collateral, and requires our mortgage subsidiary to maintain certain financial ratios and minimums. The New Warehouse Line of Credit also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities.

      We believe that we have adequate financial resources, including cash from operations, availability under our current revolving credit facility and the warehouse lines of credit, and relationships with financial partners to meet our current and anticipated working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $61.4 million (at September 30, 2004, based on the balances outstanding and interest rates as of such date). However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional debt or equity financing to operate and expand our business.

Off Balance Sheet Arrangements

Land and Homesite Option Contracts

      We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. Option contracts allow us to control significant homesite positions with a minimal capital investment and substantially reduce the risk associated with land ownership and development. At September 30, 2004, we had deposits of $108.7 million and had issued letters of credit of $110.7 million associated with our land purchasing activities. The financial exposure for nonperformance on our part in these transactions is generally limited to our deposits and/or letters of credit.

      Additionally, at September 30, 2004, we have performance / surety bonds of $142.0 million and letters of credit of $16.1 million outstanding primarily related to land development activities.

Investments in Unconsolidated Joint Ventures

      We have and expect to continue to enter into joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us, and we do not provide any financial guarantees; as a result, our financial exposure is generally limited to our investment. At September 30, 2004, we had investments in unconsolidated joint ventures of $30.6 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found throughout this Quarterly Report and specifically in the material set forth in the section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project”, and “future.” Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our expectations regarding our continued use of option contracts, investments in unconsolidated joint ventures and other off-balance sheet arrangements to control homesites and manage our business and their effect on our business;

•	our expectations regarding the labor and supply shortages in Florida resulting from the recent hurricanes;

•	our expectations regarding our use of cash in operations;

•	our expectations regarding future land sales;

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our annual debt service payments, and land acquisition and development needs; and

•	our expectation that we will decrease the principal amount of our Existing Warehouse Line of Credit upon its maturity.

      These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The most important factors that could cause the assumptions underlying forward-looking statements and actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies;

•	our relationship with Technical Olympic, S.A. and its control over our business activities;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business;

•	any unexpected delays in the opening of new communities in 2004 or 2005;

•	an increase in interest rates;

•	an increase in the cost, or shortages in the availability of, labor and materials;

•	our ability to compete in our existing and future markets; and

•	an increase or change in governmental regulations, or in the interpretation and/or enforcement of existing governmental regulations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      At September 30, 2004, $610.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing construction loans, warehouse lines of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of September 30, 2004, we had an aggregate of approximately $124.7 million drawn under our bank loan arrangements that were subject to changes in interest rates. Consequently, an increase or decrease of 1% in interest rates will change our annual debt service payments by $1.2 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.

      Our operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest rates. If mortgage interest rates increase significantly, this may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates will adversely affect our revenues, gross margins, and net income. Higher interest rates also increase our borrowing costs because, as indicated above, our bank loans will fluctuate with the prime, Federal Funds, LIBOR and Eurodollar lending rates.

      Our Annual Report on Form 10-K for the year ended December 31, 2003 contains further information regarding our market risk. There have been no material changes in our market risk since June 30, 2004.

Item 4.	Controls and Procedures

      To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we maintain disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2004. Based on such evaluation, such officers have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit
Number	Description

10.45	Credit Agreement, dated as of October 26, 2004, among Technical Olympic USA, Inc., the lenders and issuers party thereto, Citicorp North America, Inc., Deutsche Bank Securities, Inc., KeyBank National Association, J.P. Morgan Securities, Inc., and CitiGroup Global Markets Inc.
10.46	Revolving Credit and Security Agreement, dated as of October 22, 2004, among Preferred Home Mortgage Company and Countrywide Warehouse Lending.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNICAL OLYMPIC USA, INC.

Date: November 2, 2004	By: /s/ DAVID J. KELLER Name: David J. Keller Title: Senior Vice President, Chief Financial Officer and Treasurer

Date: November 2, 2004	By: /s/ RANDY L. KOTLER Name: Randy L. Kotler Title: Vice President — Chief Accounting Officer