Form 10-K
period 2004-12-31
TECHNICAL OLYMPIC USA INC
filed 2005-03-11
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-32322
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
Common Stock, $.01 par value
9% Senior Notes due 2010 (CUSIP No. 878483 AC0)
9% Senior Notes due 2010 (CUSIP No. 878483 AG1)
10 3/8% Senior Subordinated Notes due 2012 (CUSIP No. 878483 AD8)
7 1/2% Senior Subordinated Notes due 2011 (CUSIP No. 878483 AJ5)
Securities registered pursuant to Section 12(g) of the Act:
None
    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐
    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $259.8 million as of June 30, 2004.
    As of March 4, 2005, there were 44,856,437 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2004, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business
      We design, build and market high quality detached single-family residences, town homes, and condominiums. We operate in markets characterized by strong population and income growth. Currently we conduct homebuilding operations in 15 metropolitan markets, located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West.
      For the year ended December 31, 2004, we delivered 7,221 homes, with an average sales price of $275,000, and generated approximately $2.1 billion in homebuilding revenues and $119.6 million in net income. Our unconsolidated joint ventures delivered an additional 116 homes, with an average sales price of $299,000. At December 31, 2004, our homebuilding operations had a backlog of 5,094 homes under contract, representing $1.6 billion in expected revenues, and our unconsolidated joint ventures had a backlog of 669 homes under contract.
      We market our homes to a diverse group of homebuyers, including “first-time” homebuyers, “move-up” homebuyers, homebuyers who are relocating to a new city or state, buyers of second or vacation homes, active-adult homebuyers and homebuyers with grown children who want a smaller home (“empty-nesters”). Historically, we have marketed our homes under various brand names, including Engle Homes, Newmark Homes, Fedrick, Harris Estate Homes, D.S. Ware Homes, Masonry Homes, Trophy Homes, James Company, and Gilligan Homes.
      As of December 31, 2004, we either owned or had options to acquire approximately 50,000 homesites (including unconsolidated joint ventures), and our consolidated operations were actively marketing in 227 communities, while our unconsolidated joint ventures were actively marketing in an additional 18 communities.
      As part of our objective to provide homebuyers a seamless home purchasing experience, we have developed our complementary financial services business. As part of this business, we provide mortgage financing, closing and settlement services, and offer title, homeowners’ and other insurance products. Our mortgage financing operation’s revenues consist primarily of origination and premium fee income, interest income and the gain on the sale of the mortgages. We sell substantially all of our mortgages and the related servicing rights to third party investors. Our mortgage financing services are used primarily by buyers of our homes, although we also offer these services to existing homeowners. By comparison, our closing services and our insurance agency operations are used by our homebuyers as well as a broad range of other clients purchasing or refinancing residential or commercial real estate.
Business Strategies

Capitalize on Growth Potential in Our Current Markets
      We believe that a significant portion of our future growth will stem from our ability to increase our homes sales and capture additional market share within our current markets. Currently, we conduct homebuilding operations in 15 metropolitan markets, each of which is highly fragmented with other homebuilders. Our reputation as a high quality homebuilder combined with our financial resources gives us an advantage over many smaller homebuilders with whom we compete. Consequently, we have an opportunity to significantly strengthen our market position by expanding our product offerings and increasing the number of our active selling communities. Generally, our current markets have demonstrated solid income and population growth trends. As a result, we expect that strong demand for new housing in our current markets will also contribute to our growth. By leveraging our current operations, we believe that we will, over time, maximize our financial returns, strengthen our margins and increase our revenues and profitability.

Expand Our Use of Joint Ventures and Option Contracts to Maximize our Return on Assets
      We have entered into, and expect to expand our use of, joint ventures that acquire and develop land for our homebuilding operations, and/or joint ventures that develop land and also build and market homes. We believe that these joint ventures help us acquire attractive land positions, mitigate and share the risk associated with land ownership and development, increase our return on assets and extend our capital resources. In addition, we seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At December 31, 2004, we controlled approximately 50,000 homesites (including unconsolidated joint ventures) of which approximately 76% were controlled through various option contracts.

Grow Our Financial Services Business
      Our financial services operations require minimal capital investment and are financially advantageous because of the cost savings resulting from using our affiliated mortgage financing operation and the earnings generated by the high volume of transactions completed by our title insurance and closing services operations. We believe that these financial services complement our homebuilding operations and provide homebuyers a seamless home purchasing experience. For the year ended December 31, 2004, approximately 12% of our homebuyers paid in cash and 58% of our non-cash homebuyers used the services of our mortgage business, while 96% of our homebuyers used our title and closing services and 14% used our insurance agencies to obtain insurance. We believe that we have an opportunity to grow our financial services business by:

•	increasing the percentage of our homebuyers who use our financial services;

•	marketing our financial services more actively to buyers of homes built by other homebuilders, including smaller homebuilders that do not provide their own financial services; and

•	offering additional services that complement our existing financial services in all our markets.

Selectively Expand Into New Markets
      We intend to supplement our primary growth strategy of expansion in our current markets with a disciplined, financial return oriented approach to entering new markets. We will focus on entering metropolitan areas that have favorable homebuilding characteristics, including availability of strong management with local market expertise as well as solid income and population growth trends, significant single-family home permit activity, a diversified economy and an adequate supply of obtainable homesites. We believe this long-term emphasis on geographic diversification across a range of growing markets with strong fundamentals will enable us to minimize our exposure to adverse economic conditions, seasonality and housing cycles in individual local markets. We will enter new markets through strategic acquisitions of other homebuilders and through initiating operations using our existing management expertise and resources.

Homebuilding Operations

Markets
      We operate in 15 metropolitan markets located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West.

Florida	Mid-Atlantic	Texas	West

Jacksonville(1)	Baltimore/Southern Pennsylvania(1)(2)	Austin(4)(5)	Colorado(1)
Orlando(1)	Delaware(1)(3)	Dallas/Ft. Worth(4)(5)	Las Vegas(1)(6)
Southeast Florida(1)	Nashville (4)(5)	Houston(4)(5)(6)	Phoenix(1)
Southwest Florida(1)	Northern Virginia(1)	San Antonio(4)

(1)	Using the “Engle Homes” brand name.

(2)	Using the “Masonry Homes” brand name.

(3)	Using the “Gilligan Homes” brand name.

(4)	Using the “Newmark Homes” brand name.

(5)	Using the “Fedrick, Harris Estate Homes” brand name.

(6)	Using the “Trophy Homes” brand name.
     For the year ended December 31, 2004, none of our metropolitan markets represented more than 16% of our total revenues. We select our target geographic markets based on, among other things, historical and projected population growth, projected job growth, regional economic conditions, availability of strong management with local expertise, land availability, single-family home permit activity and price, the local land development process, consumer tastes, competition, housing inventory and secondary home sales activity.
      Florida. Our Florida region is comprised of four metropolitan markets: Jacksonville; Orlando; Southeast Florida, which is comprised of Miami-Dade, Broward, Palm Beach, Martin, St. Lucie, and Indian River Counties; and Southwest Florida, which is comprised of the Fort Myers/ Naples area. For the year ended December 31, 2004, we delivered 2,361 homes in Florida, generating revenue of $632.8 million, or 31.9% of our revenues from home sales.
      Mid-Atlantic. Our Mid-Atlantic region is comprised of four metropolitan markets: Baltimore, Maryland/ Southern Pennsylvania; Nashville, Tennessee; Northern Virginia; and Delaware. We entered the Delaware market in September 2004 through our acquisition of certain assets of Gilligan Homes. We have continued to market our homes in Delaware under the Gilligan Homes brand name, but we anticipate that we will soon begin marketing our homes in that market under the Engle Homes brand name. For the year ended December 31, 2004, we delivered 562 homes in our Mid-Atlantic region generating revenue of $235.3 million, or 11.8% of our revenues from home sales.
      Texas. Our Texas region is comprised of four metropolitan markets: Austin; Dallas/ Ft. Worth; Houston; and San Antonio. We build in both mini-master and master plan communities in Texas. To meet varying local demand in each of our Texas markets, a considerable number of our homes in the Texas market are built as “speculative” homes, which means we commence construction of the homes prior to having sold them. The number of speculative homes we build in any given community or market is influenced by local market factors, such as new employment opportunities, significant job relocations, housing demand, local market customs, the impact of local weather patterns on the construction process and the length of time we have operated in the market. For the year ended December 31, 2004, we delivered 1,827 homes in Texas, generating revenue of $459.9 million, or 23.2% of our revenues from home sales.
      West. Our West region is comprised of three metropolitan markets: the Colorado Front Range, which is comprised of Denver, Boulder and Colorado Springs; Las Vegas, Nevada; and Phoenix, Arizona. A considerable number of our homes in the Colorado market are built as speculative homes due to local market factors. For the year ended December 31, 2004, we delivered 2,471 homes in our West region generating revenue of $657.0 million, or 33.1% of our revenues from home sales.

Product Mix
      We select our product mix in a particular geographic market based on the demographics of the market, demand for a particular product, margins and the economic strength of the market. We regularly review our product mix in each of our markets so that we can quickly respond to market changes and opportunities.
      For the year ended December 31, 2004, we generated 37% of our revenues from home sales from homes in the $200,000 to $300,000 price range, 22% of our revenues from home sales from homes in the $300,000 to $400,000 price range, 29% of our revenues from home sales from homes in the under $200,000 price range, and 12% of our revenues from home sales from homes in the over $400,000 price range.

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
      Types of Land and Homesites. In our homebuilding operations, we generally acquire land or homesites that are “entitled.” Land is entitled when all requisite residential zoning has been obtained for it. Competition for attractive land in certain of our more active markets, however, leads us from time to time to acquire land that is not yet entitled and undertake to have the land entitled.
      We also generally seek to acquire entitled land and homesites that have water and sewage systems, streets and other infrastructure in place (we refer to these properties as “developed homesites”) because they are ready to have homes built on them. Before we can build a home on an entitled homesite that is not developed, the necessary infrastructure must be put in place. In certain markets, however, we believe that there are economic benefits to undertaking the development of some of the land that we may acquire, and in those cases, we will attempt to take advantage of those economic benefits by engaging in land development activities. In some of these cases, we seek to use special assessment districts to finance any necessary public infrastructure improvements and the costs of land development. These special assessment districts typically issue tax exempt bonds to finance these improvements and costs. These tax exempt bonds are typically secured by the property, are non-recourse to us and are repaid from assessments levied on the property.
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

      Initially, our experienced management teams in each of our divisions conduct extensive analysis on the local market to determine if we want to enter, or expand, our operations in that market. As part of this analysis, we consider a variety of factors, including:

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
      In addition, we conduct environmental due diligence, including on-site inspection and soil testing, and confirm that the land has, or is reasonably likely to obtain, the necessary zoning and other governmental entitlements required to develop and use the property for residential home construction.
      Each land acquisition proposal, which contains specific information relating to the market, property and community, is then subject to review and approval by our Asset Committee. The Asset Committee is comprised of our senior corporate officers representing the land, finance, sales and marketing, product development, supply management, building technology, and legal departments of the Company.
      Land Supply. We acquire the land and homesites we require for our homebuilding operations through a combination of purchases and option contracts. Under the option contracts, we have the right, but not the obligation, to buy homesites at predetermined prices on a predetermined takedown schedule anticipated to be commensurate with home starts. Homesite option contracts are generally nonrecourse, thereby limiting our financial exposure to non-refundable deposits, which are typically less than 20% of the underlying purchase price. This enables us to control significant homesite positions with a minimal capital investment and reduces the risks associated with land ownership and development. At December 31, 2004, we had approximately 33,000 homesites under option or similar contracts, representing approximately 74% of our total homesite supply, and we had approximately $132.8 million in cash deposits and $86.6 million in letters of credit under those option contracts. Additionally, our joint ventures owned or controlled approximately 5,000 homesites at December 31, 2004. At December 31, 2004, our investments in unconsolidated joint ventures was $71.6 million.

      As of December 31, 2004, we had approximately 50,000 homesites which were either owned or controlled under option contracts and joint ventures in our homesite inventory. This represents supply for approximately 4.5 years of operations, based on our current projections for home sales. The table below shows our approximate homesite inventory by region and in total for the periods indicated:

	At December 31,

	2004	2003	2002

Florida	17,000	19,900	11,300
Mid-Atlantic	5,900	4,900	4,950
Texas	6,200	8,100	5,050
West	15,900	15,300	5,000
Joint Ventures	5,000	—	—

Total(1)	50,000	48,200	26,300

(1)	Includes approximately 36,000, 35,800 and 16,500 homesites under option contracts by us and our joint ventures as of December 31, 2004, 2003, and 2002, respectively.
      Land Sales. As part of our land inventory management strategy, we regularly review our land portfolio to determine whether to sell all or a portion of the homesites and land that we have purchased to capitalize on market opportunities. Our division managers are constantly reviewing the competitive landscape and characteristics of each of our local markets. As a result of these reviews, we will seek to sell land when we have changed our strategy for a certain property or market and/or we have determined that the potential profit realizable from a sale of property outweighs the economics of developing a community. Land sales are incidental to our homebuilding operations and may fluctuate significantly from period to period. Revenues from land sales for the year ended December 31, 2004 were $115.8 million, as compared to $38.2 million for the year ended December 31, 2003.
      Joint Ventures and Option Contracts. We believe that using joint ventures in our homebuilding operations to acquire and develop land and/or to acquire and develop land and build and market homes helps us acquire attractive land positions, mitigate and share the risks associated with land ownership and development, increase our return on capital and extend our capital resources. Accordingly, we expanded our use of joint ventures during the year ended December 31, 2004, and we expect to further expand our use of joint ventures in the future. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors, or other real estate entities. In joint ventures where the acquisition, development and/or construction of the property are being financed with debt, the borrowings are non-recourse to us, and we do not provide any financial guarantees; as a result, our financial exposure in these unconsolidated joint ventures is generally limited to our investment. In addition to joint ventures that acquire and develop land for our homebuilding operations, and/or joint ventures that develop land and also build and market homes, we have, on a selective basis, entered into joint ventures that acquire and develop land for sale to unrelated third party builders. At December 31, 2004, we had investments in unconsolidated joint ventures of $71.6 million. During the year ended December 31, 2004, our unconsolidated joint ventures had a total of 390 net sales orders, 116 homes delivered and 669 homes in backlog, having a sales value of $210.4 million.
      In addition to using joint ventures, we also seek to use option contracts to acquire land whenever feasible. Option contracts generally require the payment of a cash deposit or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. These option contracts are either with land sellers or financial investors who have acquired the land to enter into the option contract with us. The financial exposure for nonperformance on our part in these transactions is generally limited to our cash deposits and/or letters of credit. Option contracts allow us to control significant homesite positions with minimal capital investment, allowing us to increase our return on capital and extend our capital resources. At December 31, 2004, we had deposits of $132.8 million and had issued letters of credit of $86.6 million in connection with our option contracts, and we controlled 33,000 homesites through these contracts.

Supply Management
      We use our purchasing power and a team-oriented sourcing methodology to achieve volume discounts and the best possible service from our suppliers, thereby reducing costs, ensuring timely deliveries and reducing the risk of supply shortages due to allocations of materials. Our team-oriented sourcing methodology involves the use of corporate, regional, and divisional teams of supply management personnel who are responsible for identifying which commodities should be purchased and used on a national, regional, or divisional level to optimize our spending power. We have negotiated price arrangements, which we believe are favorable, to purchase lumber, sheetrock, appliances, heating and air conditioning, counter tops, bathroom fixtures, roofing and insulation products, concrete, bricks, floor coverings and other housing equipment and materials. Our purchase contracts are with high quality national and regional suppliers and do not have any minimum purchase requirements.
      Our supply management team uses our quality control and safety database to monitor and assess the effectiveness of our suppliers and subcontractors within our overall building processes. In addition, our design process includes input from our supply management team to develop product designs that take into account standard material sizes and quantities with the goal of creating product designs that eliminate unnecessary material and labor costs.

Design
      To appeal to the tastes and preferences of local communities, we expend considerable effort in developing an appropriate design and marketing concept for each community, including determining the size, style and price range of the homes and, in certain projects, the layout of streets, individual homesites and overall community design. In addition, in certain markets, outside architects who are familiar with the local communities in which we build, assist us in preparing home designs and floor plans. The product line that we offer in a particular community depends upon many factors, including the housing generally available in the area, the needs of the particular market and our costs of homesites in the community. To improve the efficiency of our design process and make full use of our resources and expertise, we maintain a company-wide database of detailed information relating to the design and construction of our homes, including architectural plans previously or currently used in our other communities. We also use an accelerated product development process that involves gathering our architects, strategic suppliers and subcontractors, and divisional management teams together in intensive working sessions intended to allow us to develop and deploy new product designs faster than the industry norm. As discussed above, this cross-functional approach to product development and design also focuses on reducing costs and inefficiencies in the building process by ensuring that the design process takes into account supply management, building technology and sales and marketing issues.

Design Centers
      We maintain design centers in most of our markets as part of our marketing process and to assist our homebuyers in selecting options and upgrades, which can result in additional revenues. The design centers heighten interest in our homes by allowing homebuyers to participate in the design process and introducing homebuyers to the various flooring, lighting, fixtures and hardware options available to them. In keeping with our regional approach, each region decides what type of design center is suitable for the local area. While the size and content of our design centers vary between markets, the focus of all of our design centers is on making the homebuyer’s selection process less complicated and an enjoyable experience, while increasing our profitability.

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
      We typically complete the construction of a home within four to five months after the receipt of relevant permits. Construction time, however, depends on weather, availability of labor, materials, supplies and other factors. We do not maintain significant inventories of construction materials, except for materials related to work in progress for homes under construction. Generally, the construction materials used in our operations are readily available from numerous sources. We have established price arrangements or contracts, which we believe are favorable, with suppliers of certain of our building materials, but we are not under specific purchasing requirements. In recent years, we have not experienced significant delays in construction due to shortages of materials.
      We have, and will continue to establish and maintain, information systems and other practices and procedures that allow us to effectively manage our subcontractors and the construction process. For example, we have implemented information systems that monitor homebuilding production, scheduling and budgeting. We also strongly encourage our subcontractors to participate in a peer review process using an independent quality control database designed to assist us in identifying and addressing quality control issues and operating inefficiencies. We believe that this program has and will continue to improve our efficiency and decrease our construction time.

Marketing and Sales
      Historically, we have marketed our homes under various brand names, including Engle Homes, Newmark Homes, Fedrick, Harris Estate Homes, D.S. Ware Homes, Masonry Homes, Trophy Homes, James Company and Gilligan Homes. We are in the process of consolidating our brands to leverage our most successful brands and reduce the costs associated with maintaining multiple brands. In the future, we will be marketing our homes under the Engle Homes brand name in Florida, most of the Mid-Atlantic, and the West, and under the Newmark Homes brand name in Texas and in Nashville, Tennessee. We also market our homes targeted to “first-time” homebuyers under the Trophy Homes brand name. We believe our brands are widely recognized in the markets in which we operate for providing quality homes in desirable locations and enjoy a solid reputation among potential homebuyers.
      We build and market different types of homes to meet the needs of different homebuyers and the needs of different markets. We employ a variety of marketing techniques to attract potential homebuyers through numerous avenues, including Internet web sites for our various homebuilding brands, advertising and other marketing programs. We advertise on television, in newspapers and other publications, through our own brochures and newsletters, on billboards and in brochures and newsletters produced and distributed by real estate and mortgage brokers. Some of our suppliers participate in our advertising and promotional materials, either through co-branding, cost-sharing or rebates.
      We typically conduct home sales activities from sales offices located in furnished model homes in each community. We use commissioned sales personnel who assist prospective buyers by providing them with floor plans, price information, tours of model homes and information on the available options and other custom features. We provide our sales personnel with extensive training, and we keep them updated as to the availability of financing, construction schedules and marketing and advertising plans to facilitate their marketing and sales activities. We supplement our in-house training program with training by outside marketing and sales consultants.
      We market and sell homes through our own commissioned sales personnel and in cooperation with independent real estate brokers. Because approximately 55% of our sales (based on homes delivered) originate from independent real estate brokers, we sponsor a variety of programs and events, including breakfasts, contests and other events to provide the brokers with a level of familiarity with our communities, homes and financing options necessary to successfully market our homes. We also offer other incentives to brokers to actively market our homes.
      Sales of our homes generally are made pursuant to a standard sales contract that is tailored to the requirements of each jurisdiction. Generally, our sales contracts require a deposit of a fixed amount or percentage, typically up to $5,000 or five to ten percent of the purchase price. The contract typically includes a financing contingency which permits the customer to cancel in the event mortgage financing cannot be obtained within a specified period, usually 30 days from the signing. The contract may include other contingencies, such as the prior sale of a buyer’s existing home. We estimate that the average period between the execution of a sales contract for a home and closing is approximately nine months for presold homes.

Customer Service and Quality Control
      Our operating divisions are responsible for both pre-delivery quality control inspections and responding to customers’ post-delivery needs. We believe that the prompt, courteous response to homebuyers’ needs reduces post-delivery repair costs, enhances our reputation for quality and service and ultimately leads to significant repeat and referral business. We conduct home orientations and pre-delivery inspections with homebuyers immediately before closing. In conjunction with these inspections, we create a list of unfinished construction items and address outstanding issues promptly.
      An integral part of our customer service program includes post-delivery surveys. In most of our markets we contract independent third parties to conduct periodic post-delivery evaluations of the customer’s satisfaction with their home, as well as the customer’s experience with our sales personnel, construction department and title and mortgage services. Typically, we use a national customer satisfaction survey company to mail customer satisfaction surveys to homeowners within 60 days of their home closing. These surveys provide us with a direct link to the customer’s perception of the entire buying experience as well as valuable feedback on the quality of the homes we deliver and the services we provide.

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
Financial Services
      As part of our objective to provide homebuyers a seamless home purchasing experience, we have developed, and are expanding, our complementary financial services business. As part of this business, we provide mortgage financing, closing and settlement services, and offer title, homeowners’ and other insurance products. Our mortgage financing operation derives most of its revenues from buyers of our homes, although we also offer these services to existing homeowners. By comparison, our closing services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate.
      Our mortgage business provides a full selection of conventional, FHA-insured and VA-guaranteed mortgage products to our homebuyers. We are an approved Fannie Mae seller/servicer. We sell substantially all of our loans and the related servicing rights to third party investors. We conduct this business through our subsidiary, Preferred Home Mortgage Company, which has its headquarters in Tampa, Florida and has offices in each of our markets.
      For the year ended December 31, 2004, approximately 12% of our homebuyers paid in cash and 58% of our non-cash homebuyers utilized the services of our mortgage business. During 2004, we closed approximately 4,883 loans totaling $873.9 million in principal amount.
      Through our title services business, we, as agent, obtain competitively-priced title insurance for, and provide closing services to, our homebuyers as well as third party homebuyers. We conduct this business through our subsidiary, Universal Land Title, Inc. and its subsidiaries. Universal operates as a traditional title agency with its headquarters in West Palm Beach, Florida and has 27 additional offices.
      Universal Land Title works with national underwriters and lenders to facilitate client service and coordinate closing at its offices. It is equipped to handle e-commerce applications, e-mail closing packages and digital document delivery. The principal sources of revenues generated by our title insurance business are fees paid to Universal Land Title for title insurance obtained for our homebuyers and other third party residential purchasers.
      For the year ended December 31, 2004, approximately 96% of our homebuyers used Universal Land Title or its affiliates for their title insurance agency and closing services. We continue to expand our title services business to markets not currently served by Universal Land Title. Third party homebuyers (or non-company customers) accounted for 73% of our title services business revenue for the year ended December 31, 2004.
      Alliance Insurance and Information Services, LLC, owned by Universal Land Title, is a full service insurance agency serving all of our markets. Alliance markets homeowners’, flood and auto insurance directly to homebuyers and others in all of our markets and also markets life insurance in Florida. Interested homebuyers obtain free quotes and have the necessary paperwork delivered directly to the closing table for added convenience. For the year ended December 31, 2004, 14% of our homebuyers used Alliance for their insurance needs.
Governmental Regulation
      We must comply with state and local laws and regulations relating to, among other things, zoning, treatment of waste, land development, required construction materials, density requirements, building design and elevation of homes, in connection with the construction of our homes. These include laws requiring use of construction materials that reduce the need for energy-consuming heating and cooling systems. In addition, we and our subcontractors are subject to laws and regulations relating to employee health and safety. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws requiring commitments to provide roads and other infrastructure be in place prior to the commencement of new construction. These laws and regulations are usually administered by individual counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.
      The residential homebuilding industry also is subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The requirements, interpretation and/or enforcement of these environmental laws and regulations are subject to change. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In recent years, several cities and counties in which we have developments have submitted to voters and/or approved “slow growth” or “no growth” initiatives and other ballot measures, which could impact the affordability and availability of homes and land within those localities.
      Our title insurance agency subsidiaries must comply with applicable insurance laws and regulations. Our mortgage financing subsidiaries must comply with applicable real estate lending laws and regulations. In addition, to make it possible for purchasers of some of our homes to obtain FHA-insured or VA-guaranteed mortgages, we must construct those homes in compliance with regulations promulgated by those agencies.
      The mortgage financing and title insurance subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states regarding mortgage financing, homeowners’ insurance, and title insurance companies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, forms of policies and premiums.
Competition and Market Forces
      The development and sale of residential properties is a highly competitive business. We compete in each of our markets with numerous national, regional and local builders on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. Builders of new homes compete for homebuyers, and for desirable properties, raw materials and reliable, skilled subcontractors. We also compete with resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. We believe we generally compare favorably to other builders in the markets in which we operate, due primarily to:

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
      We compete with other mortgage lenders, including national, regional and local mortgage bankers, mortgage brokers, banks, and other financial institutions, in the origination, sale and servicing of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other insurance agencies, including national, regional and local insurance agencies, and attorneys in the sale of title insurance, homeowner insurance, and related insurance services. Principal competitive factors include the level of service available, technology, cost and other features of insurance products available to the consumer.

Seasonality
      The homebuilding industry tends to be seasonal, as generally there are more homes sold in the spring and summer months when the weather is milder, although the rate of sales contracts for new homes is highly dependent on the number of active communities and the timing of new community openings. We operate primarily in the Southwest and Southeast, where weather conditions are more suitable to a year-round construction process than in other parts of the country. Because new home deliveries trail new home contracts by several months, we typically have the greatest percentage of home deliveries in the fall and winter.
Backlog
      At December 31, 2004, our consolidated operations had 5,094 homes in backlog representing $1.6 billion in revenue, as compared to 3,128 homes in backlog representing $855.4 million in revenue as of December 31, 2003. In addition, our unconsolidated joint ventures had 669 homes in backlog at December 31, 2004, and none at December 31, 2003. Backlog represents home purchase contracts that have been executed and for which earnest money deposits have been received, but for which the sale has not yet closed. We do not record home sales as revenues until the closings occur. Historically, substantially all of the homes in our backlog at any given point in time have been closed in the following 12-month period. Although cancellations can disrupt anticipated home closings, we believe that cancellations have not had a material negative impact on our operations or liquidity during the last several years. We attempt to reduce the number of cancellations by reviewing each homebuyer’s ability to obtain mortgage financing early in the sales process and by closely monitoring the mortgage approval process. Our cancellation rate for the fiscal year ended December 31, 2004 was approximately 16%.
Employees
      At December 31, 2004, we employed 2,079 people. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

RISK FACTORS
Risks Related to Our Business

Economic downturns in the geographic areas in which we operate could adversely affect demand and prices for new homes in those areas and could have an adverse effect on our revenues and earnings.
      Although we operate in 15 major metropolitan markets, our operations are concentrated in the southwestern and southeastern United States. Adverse economic or other business conditions in these regions or in the particular markets in which we operate, all of which are outside of our control, could have an adverse effect on our revenues and earnings.

We may not be able to acquire suitable land at reasonable prices, which could increase our costs and reduce our earnings and profit margins.
      We have experienced an increase in competition for available land and developed homesites in most of our markets as a result of the strength of the economy in many of these markets over the past few years and the availability of more capital to major homebuilders. Our ability to continue our development activities over the long-term depends upon our ability to locate and acquire suitable parcels of land or developed homesites to support our homebuilding operations. As competition for land increases, the cost of acquiring it may rise, and the availability of suitable parcels at acceptable prices may decline. If we are unable to acquire suitable land or developed homesites at reasonable prices, it could limit our ability to develop new projects or result in increased land costs that we may not be able to pass through to our customers. Consequently, it could reduce our earnings and profit margins.
      Our significant level of debt could adversely affect our financial condition and prevent us from fulfilling our debt service obligations.
      We currently have a significant amount of debt, and our ability to meet our debt service obligations will depend on our future performance. Numerous factors outside of our control, including changes in economic or other business conditions generally or in the markets or industry in which we do business, may adversely affect our operating results and cash flows, which in turn may affect our ability to meet our debt service obligations. As of December 31, 2004, on a consolidated basis, we had approximately $811.4 million aggregate principal amount of debt outstanding (including our senior notes, our senior subordinated notes, and our warehouse lines of credit, but excluding consolidated land bank obligations of $136.2 million), of which $810.0 million in aggregate principal amount matures in 2010 through 2015. As of December 31, 2004, we would have had the ability to borrow an additional $464.0 million under our revolving credit facility, subject to our satisfying the relevant borrowing conditions in that facility. In addition, subject to restrictions in our financing documents, we may incur additional debt.
      If we are unable to meet our debt service obligations, we may need to restructure or refinance our debt, seek additional equity financing or sell assets. We may be unable to restructure or refinance our debt, obtain additional equity financing or sell assets on satisfactory terms or at all.

Our debt instruments impose significant operating and financial restrictions, which may limit our ability to finance future operations or capital needs and pursue business opportunities, thereby limiting our growth.
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
      These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our revolving credit facility requires us to maintain specified financial ratios and satisfy certain financial covenants, the indentures governing our outstanding notes require us to maintain a specified minimum consolidated net worth, and our warehouse lines of credit require us to maintain the collateral value of our borrowing base. We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our revolving credit facility and warehouse lines of credit would prevent us from borrowing additional money under those facilities and could result in a default under those facilities and our other debt obligations. Our failure to maintain the specified minimum consolidated net worth under the indentures will require us to offer to purchase a portion of our outstanding notes. If we fail to purchase these notes, it would result in a default under the indentures and may result in a default under other debt facilities.

We may not be successful in our effort to identify, complete, integrate or manage acquisitions, which could adversely affect our results of operations and future growth.
      A principal component of our strategy is to continue to grow profitably in a controlled manner, including, where appropriate, by acquiring other property developers or homebuilders. We may not be successful in implementing our acquisition strategy, and growth may not continue at historical levels or at all. The failure to identify or complete business acquisitions, or successfully integrate the businesses we acquire or otherwise realize the expected benefits of any acquisitions, could adversely affect our results of operations and future growth. Specifically, any delays or difficulties in converting our various information systems or implementing our internal policies and procedures could increase costs and otherwise affect our results of operations. Even if we overcome these challenges and risks, we may not realize the expected benefits of our acquisitions, if any.

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

In the event that tax liabilities arise in connection with the October 2003 restructuring, there can be no assurance that we will not be liable for such amounts.
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

Technical Olympic S.A., our majority stockholder, can cause us to take certain actions or preclude us from taking actions without the approval of the other stockholders and may have interests that could conflict with the interests of our other stockholders.
      Technical Olympic S.A. currently owns 73.38% of the voting power of our common stock. As a result, Technical Olympic S.A. has the ability to control the outcome of virtually all corporate actions requiring stockholder approval, including the election of a majority of our directors, the approval of any merger and other significant corporate actions. Technical Olympic S.A. may authorize actions or have interests that could conflict with those of our other stockholders.
Risks Related to Our Industry
      Changes in economic or other business conditions could adversely affect demand and prices for new homes, which could decrease our revenues.
      The homebuilding industry historically has been cyclical and is affected significantly by adverse changes in general and local economic conditions, such as:

•	employment levels;

•	population growth;

•	consumer confidence and stability of income levels;

•	availability of financing for land and homesite acquisitions, and the availability of construction and permanent mortgages;

•	interest rates;

•	inventory levels of both new and existing homes;

•	supply of rental properties; and

•	conditions in the housing resale market.
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
      As a homebuilder, we must constantly locate and acquire new tracts of land for development and developed homesites to support our homebuilding operations. There is a lag between the time we acquire land for development or developed homesites and the time that we can bring the communities to market and sell homes. Lag time varies on a project-by-project basis; however, historically, we have experienced a lag time of approximately one to two years. As a result, we face the risk that demand for housing may decline or costs of labor or materials may increase during this period and that we will not be able to dispose of developed properties or undeveloped land or homesites acquired for development at expected prices or profit margins or within anticipated time frames or at all. The market value of home inventories, undeveloped land and developed homesites can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs (including interest on funds used to acquire land or build homes) can be significant and can adversely affect our performance. Because of these factors, we may be forced to sell homes or other property at a loss or for prices that generate lower profit margins than we anticipate. We may also be required to make material write-downs of the book value of our real estate assets in accordance with generally accepted accounting principles if values decline.

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
      These difficulties can, and often do, cause unexpected short-term increases in construction costs and cause construction delays. In addition, to the extent our subcontractors incur increased costs associated with recent increases in insurance premiums and compliance with state and local regulations, these costs are passed on to us as homebuilders. We are generally unable to pass on any unexpected increases in construction costs to those customers who have already entered into sales contracts, as those contracts generally fix the price of the house at the time the contract is signed, which may be up to one year in advance of the delivery of the home. Furthermore, sustained increases in construction costs may, over time, erode our profit margins. We have historically been able to offset sustained increases in the costs of materials with increases in the prices of our homes and through operating efficiencies. However, in the future, pricing competition may restrict our ability to pass on any additional costs, and we may not be able to achieve sufficient operating efficiencies to maintain our current profit margins.

Future increases in interest rates or a decrease in the availability of government-sponsored mortgage financing could prevent potential customers from purchasing our homes, which would adversely affect our revenues and profitability.
      Almost all of our customers finance their purchases through mortgage financing obtained from us or other sources. Increases in interest rates or decreases in the availability of mortgage funds provided by Fannie Mae, Freddie Mac, the Federal Housing Administration, or the Veteran’s Administration could cause a decline in the market for new homes as potential homebuyers may not be able to obtain affordable financing. In particular, because the availability of mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of those types of financing could reduce our home sales and the lending volume at our mortgage subsidiary. Increased interest rates can also limit our ability to realize our backlog because our sales contracts typically provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing. Even if our potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. Interest rates currently are at one of their lowest levels in decades, and any future increases in interest rates could adversely affect our revenues and profitability.

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

•	increase our costs and reduce our revenues and/or profit margins;

•	make it difficult for us to acquire suitable land or homesites at acceptable prices;

•	require us to increase selling commissions and other incentives;

•	result in delays in construction if we experience a delay in procuring materials or hiring laborers; and

•	result in lower sales volumes.
      We also compete with resales of existing homes, available rental housing and, to a lesser extent, condominium resales. An oversupply of attractively priced resale or rental homes in the markets in which we operate could adversely affect our ability to sell homes profitably.
      Our financial services operations are also subject to competition from third party providers, many of which are substantially larger, may have a lower cost structure and may focus exclusively on providing such services.

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
      Recently, lawsuits have been filed against homebuilders and insurers asserting claims of property damages and personal injury caused by the presence of mold in residential dwellings. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Many insurance carriers, including our insurance carriers to some extent, exclude coverage for claims arising from the presence of mold. Uninsured mold liability and claims could adversely affect our results of operations. Historically, we have had a low level of mold litigation and mold related claims and expenses related to any such litigation or claims have been immaterial to our net income. However, there can be no assurance that the amount of mold litigation and claims brought against us will not increase and adversely affect our net income in the future.

States, cities and counties in which we operate have, or may adopt, slow or no growth initiatives that would reduce our ability to build in these areas and could adversely affect our future revenues.
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
      Homebuilders are particularly subject to natural disasters and severe weather conditions as they can delay our ability to timely complete or deliver homes, damage the partially complete or other unsold homes that are in our inventory, negatively impact the demand for homes, and/or negatively affect the price and availability of qualified labor and materials. Our operations are located in many areas that are especially subject to natural disasters. To the extent that hurricanes, severe storms, floods, tornadoes or other natural disasters or similar weather events occur, our business may be adversely affected. To the extent our insurance is not adequate to cover business interruption or losses resulting from these events, our revenues and profitability may be adversely affected.
Special Note Regarding Forward Looking Statements
      This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found in the material set forth in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, and typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project”, and “future.” Specifically, this annual report contains forward-looking statements regarding:

•	our expectations regarding growth opportunities in the homebuilding industry and our ability to successfully take advantage of such opportunities to expand our operations and maximize our financial returns;

•	our expectations regarding population growth and median income growth trends and their impact on future housing demand in our markets;

•	our expectation regarding the impact of geographic and customer diversification;

•	our expectations that strong demand for new housing in our current markets will contribute to our growth;

•	our belief that by leveraging our current operations, we will, over time, maximize our financial returns, strengthen our margins and increase our revenues and profitability;

•	our ability to successfully integrate our current operations and any future acquisitions, and to recognize anticipated operating efficiencies, cost savings and revenue increases;

•	our expectations regarding our land and homesite acquisition strategy and its impact on our business, including our estimate of the number of years our supply of homesites affords us;

•	our belief that homes in premier locations will continue to attract homebuyers in both strong and weak economic conditions;

•	our intention to make improvement of our operating margin a high priority for 2005;

•	our expectations regarding future land sales;

•	our intention to grow the financial services business;

•	our belief regarding growth opportunities within our financial services business;

•	our expectations regarding the impact of our business initiatives on our ability to capture repeat business, to minimize our exposure to adverse economic conditions and to increase our revenue;

•	our belief that we have adequate financial resources to meet our current and anticipated working capital, including our annual debt service payments, and land and homesite acquisition and development needs;

•	our expectations regarding a variable compensation charge in the fourth quarter of 2005;

•	our expectations regarding the implementation of certain recent accounting pronouncements;

•	the impact of inflation on our future results of operations;

•	our ability to pass through to our customers any increases in our costs;

•	our expectations regarding our continued use of option contracts, investments in unconsolidated joint ventures and other off-balance sheet arrangements to control homesites and manage our business and their effect on our business;

•	our expectations regarding the labor and supply shortages in Florida resulting from the recent hurricanes;

•	our expectations regarding our use of cash in operations; and

•	our expectations regarding new sales orders during the first quarter of 2005.
      These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies;

•	our relationship with Technical Olympic S.A. and its control over our business activities;

•	our ability to successfully integrate and to realize the expected benefits of any acquisitions;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business;

•	any unexpected delays in the opening of new communities in 2005, including those due to delays in governmental approvals;

•	our ability to successfully utilize and recognize the anticipated benefits of joint venture and option contracts;

•	a decline in the demand for, or the prices of, housing;

•	a decline in the value of the land and home inventories we maintain;

•	an increase in the cost of, or shortages in the availability of, skilled labor or construction materials;

•	an increase in interest rates;

•	our ability to successfully dispose of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our ability to compete in our existing and future markets;

•	the impact of hurricanes, tornadoes or other natural disasters or weather conditions on our business, including the potential for shortages and increased costs of materials and qualified labor and the potential for delays in construction and obtaining government approvals; and

•	an increase or change in government regulations, or in the interpretation and/or enforcement of existing government regulations.
Availability of Reports and Other Information
      Our corporate website is www.tousa.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form  10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 on our website under “Investor Information — SEC Filings,” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). In addition, the Commission’s website is www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Additionally, our reports, proxy and information statements may be read and copied at the Commission’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Information on our website or the Commission’s website is not part of this document.

Item 2.	Properties
      We lease our executive offices located at 4000 Hollywood Blvd., Suite 500 N, Hollywood, Florida 33021. We own a 19,000 square foot facility in Sugar Land, Texas, which houses our Houston homebuilding operations and a design center, which allows a prospective homebuyer to view samples of some of the products and features we offer in our homes in Houston. We lease substantially all of the office space required for our homebuilding and financial services operations and our corporate offices. We believe that our existing facilities are adequate for our current and planned levels of operations and that additional office space suitable for our needs is reasonably available in the markets within which we operate. We do not believe that any single leased property is material to our current or planned operations.

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
      Our common stock began trading on the Nasdaq National Market on March 12, 1998 under the symbol “NHCH.” Following our merger with Engle Holdings Corp. on June 25, 2002, our common stock began trading under the symbol “TOUS.” On November 9, 2004, the listing of our common stock was transferred to the New York Stock Exchange, where it currently trades under the symbol “TOA.” The table below sets forth the high and low sales price for our common stock as reported by the Nasdaq National Market or the New York Stock Exchange for the periods indicated. These prices have been adjusted for the three-for-two stock split declared April 27, 2004, but not for the declared five-for-four stock split payable March 31, 2005 discussed below.

	High	Low

Fiscal Year Ended December 31, 2004
First Quarter	$21.73	$15.50
Second Quarter	$22.49	$14.09
Third Quarter	$19.71	$13.33
Fourth Quarter	$18.92	$15.77
Fiscal Year Ended December 31, 2003
First Quarter	$11.78	$9.04
Second Quarter	$18.18	$11.13
Third Quarter	$19.04	$15.47
Fourth Quarter	$23.21	$16.84
      As of March 4, 2005, there were 31 record holders of our common stock. The closing sale price of our common stock on March 4, 2005 was $31.28 per share.
      We did not declare or pay any cash dividends on our common stock during the twelve months ended December 31, 2003. During the twelve months ended December 31, 2004, we declared a cash dividend of $.015 per share of common stock in each of May 2004, August 2004 and November 2004. On February 16, 2005, our Board of Directors declared a cash dividend of $0.015 per share on our outstanding common stock payable on March 11, 2005 to shareholders of record at the close of business on February 28, 2005. The credit agreement relating to our revolving credit facility and the indentures governing our senior notes and senior subordinated notes generally contain covenants that limit the amount of dividends or distributions we can pay on our common stock and the amount of common stock we can repurchase. Currently, under the terms of our revolving credit facility, we may not pay cash dividends in excess of 3% of our consolidated net income.
      Our board of directors periodically evaluates the propriety of declaring cash dividends. Subject to their evaluation, the board of directors may, from time to time and upon unanimous consent, declare future cash dividends, subject to the restrictions described above and applicable law.
      On April 27, 2004, our Board of Directors authorized a three-for-two stock split on all outstanding shares of our common stock. The stock split was effected in the form of a 50% stock dividend to shareholders of record at the close of business on May 14, 2004.
      On March 1, 2005, our Board of Directors authorized a five-for-four stock split on all outstanding shares of our common stock. The stock split will be effected in the form of a 25% stock dividend to shareholders of record at the close of business on March 11, 2005. For additional information, please refer to note 17 to the consolidated financial statements, included elsewhere in this Form 10-K.
      The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2004.
EQUITY COMPENSATION PLAN INFORMATION

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,477,204	$13.93	484,506
Equity compensation plans not approved by security holders	*	*	*
Total	5,477,204	$13.93	484,506

Item 6.	Selected Financial Data

	Year Ended December 31,

	2004	2003	2002(1)(2)	2001(1)(2)	2000(1)(2)

	(Dollars in millions, except per share data)
Statement of Income Data:
Total revenues	$2,135.3	$1,680.7	$1,408.4	$1,422.0	$549.1
Homebuilding revenues	$2,100.8	$1,642.6	$1,377.7	$1,392.9	$546.6
Homebuilding gross profit	$428.4	$323.2	$276.1	$284.6	$105.7
Homebuilding pretax income	$181.7	$114.7	$91.2	$128.5	$36.5
Financial services pretax income	$8.3	$15.6	$15.7	$11.5	$0.9
Income from continuing operations before income taxes	$190.0	$130.3	$106.9	$140.0	$37.4
Income from continuing operations	$119.6	$82.7	$67.0	$87.8	$23.8
Share Data(3):
Income from continuing operations per share — basic	$2.67	$1.96	$1.60	$2.10	$1.20
Income from continuing operations per share — diluted	$2.60	$1.94	$1.60	$2.10	$1.20
Cash dividends per share	$0.045	$—	$—	$0.14	$—
Statement of Financial Condition Data:
Inventory	$1,276.2	$1,172.9	$753.9	$646.0	$613.1
Total assets	$1,987.5	$1,605.0	$1,034.9	$999.2	$868.6
Homebuilding borrowings(4)	$811.4	$497.9	$413.1	$308.7	$337.6
Total borrowings(4)	$860.4	$561.1	$461.4	$347.4	$346.7
Stockholders’ equity	$662.7	$537.6	$405.1	$413.4	$355.1

(1)	On June 25, 2002, we completed the merger with Engle Holdings Corp. As both entities were under the common control of Technical Olympic, Inc., our parent company at the time, the merger was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” we recognized the acquired assets and liabilities of Engle Holdings Corp. at their historical carrying amounts. As both entities came under common control of Technical Olympic on November 22, 2000, our financial statements and other operating data have been restated to include the operations of Engle Holdings Corp. from November 22, 2000.

(2)	On April 15, 2002, we completed the sale of Westbrooke, formerly one of our Florida homebuilding subsidiaries. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of Westbrooke’s operations have been classified as discontinued operations, and prior periods have been restated.

(3)	The shares issued and outstanding and the earnings per share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid on June 1, 2004. Cash dividends per share have been restated to reflect the total shares outstanding as a result of the merger.

(4)	Homebuilding borrowings and total borrowings do not include obligations for inventory not owned of $136.2 million, $246.2 million, $16.3 million and $30.0 million as of December 31, 2004, 2003, 2002, and 2001, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this report.
Executive Summary
      We generate revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”), which comprise our operating segments. Through our Homebuilding operations we design, build and market high-quality detached single-family residences, town homes and condominiums in 15 metropolitan markets located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West.

Florida	Mid-Atlantic	Texas	West

Jacksonville	Baltimore/Southern Pennsylvania	Austin	Central Colorado
Orlando	Delaware	Dallas/Ft. Worth	Las Vegas
Southeast Florida	Nashville	Houston	Phoenix
Southwest Florida	Northern Virginia	San Antonio
      We build homes for inventory and on a pre-sold basis. At December 31, 2004, we had 3,990 homes completed or under construction (including unconsolidated joint ventures), of which approximately 24% were unsold. At December 31, 2004, we had 203 completed unsold homes in our inventory (including unconsolidated joint ventures), of which approximately 36% had been completed for more than 90 days. We are actively working to reduce our finished speculative home inventory to reduce carrying costs and to increase our available capital.
      Once a sales contract with a buyer has been approved, we classify the transaction as a “new sales order” and include the home in “backlog.” Such sales orders are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. At closing, title passes to the buyer and a home is considered to be “delivered” and is removed from backlog. Revenue and cost of sales are recognized upon the delivery of the home, land or homesite when title is transferred to the buyer. We estimate that the average period between the execution of a sales contract for a home and closing is approximately six to twelve months for presold homes; however, this varies by market. The principal expenses of our Homebuilding operations are (i) cost of sales and (ii) selling, general and administrative (“SG&A”) expenses. Costs of home sales include land and land development costs, home construction costs, previously capitalized indirect costs, capitalized interest and estimated warranty costs. SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses, commission costs, and closing costs. Sales commissions are included in selling, general and administrative costs when the related revenue is recognized. As used herein, “Homebuilding” includes results of home and land sales. “Home sales” includes results related only to the sale of homes.
      We were actively selling homes in 245 communities (including 18 through our unconsolidated joint ventures) and 217 communities at December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, total revenues increased 27%, net income increased 45%, net sales orders (including unconsolidated joint ventures) increased 45% and home deliveries (including unconsolidated joint ventures) increased 20% as compared to the same period in the prior year. Sales value in backlog at December 31, 2004 as compared to December 31, 2003 increased by 83% to $1.6 billion. Our joint ventures had an additional $210.0 million in sales backlog. Our home cancellation rate was approximately 16% for the year ended December 31, 2004. During 2004, we improved our homebuilding pretax margin, quarter over quarter. Improvement in our operating margin remains a high priority for 2005.
      We have entered, and expect to continue to enter, into joint ventures that acquire and develop land for our Homebuilding operations and/or joint ventures that also build and market homes. The majority of these joint ventures are not consolidated. Through joint ventures, we mitigate and share the risk associated with land ownership and development and extend our capital resources. At December 31, 2004, our investment in these unconsolidated joint ventures was $71.6 million. In addition, we seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At December 31, 2004, we controlled 50,000 homesites (including unconsolidated joint ventures) of which 76% were controlled through various option contracts.
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
      2004 was a very busy year for us. We completed the acquisition of certain assets of Gilligan Homes, which gave us control of approximately 1,100 additional homesites in Maryland, Southern Pennsylvania and Delaware. In addition, we issued $325.0 million in principal amount of senior subordinated debt; we transferred the listing of our common stock from the Nasdaq National Market to the New York Stock Exchange; we refinanced and increased our revolving credit facility and obtained an additional warehouse line of credit with increased availability; we entered into our largest joint venture to date with the Sunbelt joint venture in Phoenix; and we paid cash and stock dividends during the year.
      While our 2004 financial results were strong, they were impacted by the four Florida hurricanes and resulting disruptions, delayed openings of some of our communities and our proactive efforts to intentionally slow sales in some of our high demand markets to maximize our earnings opportunities in those markets. We anticipate that these same factors will cause new sales orders in our homebuilding operations to be approximately five to nine percent lower in the first quarter of 2005, as compared to the first quarter of 2004.
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

Financial Services Revenues and Expenses
      Our Financial Services operations generate revenues from their mortgage financing and title operations. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income and the gain on the sale of the mortgages. Revenue from our mortgage financing operations is recognized when the mortgage loans and related servicing rights are sold to third-party investors. Substantially all of our mortgages are sold to private investors within 30 days of closing. Title operations revenues consist primarily of title insurance agency and closing services, which are recognized as homes are delivered. As a result, our revenue recognition process does not involve significant judgments or estimates.

Impairment of Long-Lived Assets
      Housing communities and land/homesites under development are stated at the lower of cost or net realizable value.
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

Goodwill
      Goodwill is accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill is not subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. For purposes of the impairment test, we consider each division a reporting unit. Our impairment test is based on discounted cash flows derived from internal projections. This process requires us to make assumptions on future revenues, costs, and timing of expected cash flows. Due to the degree of judgment required and uncertainties surrounding such estimates, actual results could differ from such estimates. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For these reasons, we consider the accounting estimate related to goodwill impairment to be a critical accounting estimate. We performed our annual impairment test as of December 31, 2004 and determined that goodwill was not impaired.

Homesite Option Contracts and Consolidation of Variable Interest Entities
      In the ordinary course of business we enter into option contracts to purchase homesites and land held for development. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits. At December 31, 2004 and December 31, 2003, we had refundable and nonrefundable deposits aggregating $132.8 million and $78.7 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. In addition, at December 31, 2004 and December 31, 2003, we had issued $86.6 million and $92.8 million, respectively, in letters of credit under option contracts.

      We enter into option contracts with land sellers and third-party financial entities as a method of acquiring developed homesites. From time to time to leverage our ability to acquire and finance the development of these homesites, we transfer our option right to third parties. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire homesites over a specified period of time at predetermined prices. Typically, our deposits or letters of credit are less than 20% of the underlying purchase price. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. We do not have legal title to these assets. Additionally, we do not have an investment in the third-party acquiror and do not guarantee their liabilities. However, if certain conditions are met, including the deposit and/or letters of credit exceeding certain significance levels as compared to the remaining homesites under the option contract, we will include the homesites in inventory with a corresponding liability in obligations for inventory not owned. At December 31, 2004, we owned approximately 12,000 homesites and had option contracts on 33,000 homesites, and our unconsolidated joint ventures controlled 5,000 homesites.
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“Interpretation”) No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 addresses consolidation by business enterprises of Variable Interest Entities (“VIEs”) in which an entity absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.
      Generally, homebuilders will enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which may qualify as VIEs. In applying Interpretation No. 46 to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. We classify these assets as “inventory not owned” with a corresponding liability in “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites whereby our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.

Warranty Reserves
      In the normal course of business we will incur warranty related costs associated with homes that have been delivered to the homebuyers. Warranty reserves are established by charging cost of sales and recognizing a liability for the estimated warranty costs for each home that is delivered. We monitor this reserve on a regular basis by evaluating the historical warranty experience in each market in which we operate and the reserve is adjusted as appropriate for current quantitative and qualitative factors. Actual future warranty costs could differ from our currently estimated amounts.

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

Recent Acquisitions
      In September 2004, we acquired certain assets of Gilligan Homes which included control of approximately 1,100 homesites (including those in unconsolidated joint ventures). The purchase price of the assets acquired was $0.2 million and our investment in the unconsolidated joint ventures at December 31, 2004 is $2.2 million. Gilligan Homes has operations in Maryland, Southern Pennsylvania and Delaware.
Selected Homebuilding Operating Data
      The following tables set forth certain operating and financial data for our homebuilding operations in our four major geographic regions, Florida, the Mid-Atlantic, Texas, and the West (dollars in millions, except average price in thousands):

	Year Ended December 31,

	2004		2003		2002

Deliveries:	Homes	$	Homes	$	Homes	$

Florida	2,361	$632.8	2,311	$562.5	2,024	$497.0
Mid-Atlantic	562	235.3	636	209.3	564	197.9
Texas	1,827	459.9	1,557	407.5	1,539	397.2
West	2,471	657.0	1,631	425.1	958	258.2

Consolidated total	7,221	$1,985.0	6,135	$1,604.4	5,085	$1,350.3
From unconsolidated joint ventures	116	34.7	—	—	—	—

Total	7,337	$2,019.7	6,135	$1,604.4	5,085	$1,350.3

	Year Ended December 31,

	2004		2003		2002

Net Sales Orders(1):	Homes	$	Homes	$	Homes	$

Florida	3,711	$1,107.8	2,662	$672.1	1,809	$465.2
Mid-Atlantic	682	289.0	616	207.3	569	212.2
Texas	1,876	473.9	1,673	427.7	1,515	394.9
West	3,274	942.0	1,884	481.8	1,116	306.1

Consolidated total	9,543	$2,812.7	6,835	$1,788.9	5,009	$1,378.4
From unconsolidated joint ventures	390	117.6	—	—	—	—

Total	9,933	$2,930.3	6,835	$1,788.9	5,009	$1,378.4

(1)	Net of cancellations

	Year Ended December 31,

	2004			2003			2002

			Avg			Avg			Avg
Sales Backlog:	Homes	$	Price	Homes	$	Price	Homes	$	Price

Florida	2,896	$898.9	$310	1,546	$423.8	$274	1,195	$314.2	$263
Mid-Atlantic	346	141.9	$410	224	87.6	$391	244	89.7	$368
Texas	543	137.3	$253	494	123.3	$250	378	103.0	$273
West	1,309	388.9	$297	864	220.7	$255	463	130.0	$281

Consolidated total	5,094	$1,567.0	$308	3,128	$855.4	$274	2,280	$636.9	$279
From unconsolidated joint ventures*	669	210.4	$314	—	—	—	—	—	—

Total	5,763	$1,777.4	$308	3,128	$855.4	$274	2,280	$636.9	$279

*	Includes 37 homes associated with the Gilligan Homes acquisition and 358 homes associated with the Engle/ Sunbelt joint venture.

	Year Ended December 31,

	2004		2003		2002

Average Price:	Deliveries	Sales Orders	Deliveries	Sales Orders	Deliveries	Sales Orders

Florida	$268	$299	$243	$253	$246	$257
Mid-Atlantic	$419	$424	$329	$337	$351	$373
Texas	$252	$253	$262	$256	$258	$261
West	$266	$288	$261	$256	$270	$274
Consolidated total	$275	$295	$262	$262	$266	$275
From unconsolidated joint ventures	$299	$301	—	—	—	—
Total	$275	$295	$262	$262	$266	$275

	Percentage of Total Homebuilding Revenues

	Year Ended December 31,

	2004	2003	2002

Gross Profit	20.4%	19.7%	20.0%
SG&A	12.0%	12.9%	13.6%
Income from joint ventures	(0.1)%	—	—
Other (income) expense, net	(0.1)%	(0.2)%	(0.2)%

Homebuilding pretax income	8.6%	7.0%	6.6%

Fiscal Year 2004 Compared to Fiscal Year 2003
      Total revenues increased 27% to $2.1 billion during the year ended December 31, 2004, from $1.7 billion during the year ended December 31, 2003. This increase is attributable to an increase in Homebuilding revenues of 28% offset by a 10% decrease in Financial Services revenues. Although this was a large increase, delays related to the hurricanes in Florida caused our deliveries to lag behind our expectations. We expect the labor and supply shortages caused by the hurricanes to persist for some time.
      Income from continuing operations before income taxes increased by 46% to $190.0 million for the year ended December 31, 2004, from $130.3 million for the comparable period in 2003. This increase is attributable to an increase in Homebuilding pretax income to $181.7 million for the year ended December 31, 2004, from $114.7 million for the year ended December 31, 2003. This was partially offset by a decline in Financial Services pretax income to $8.3 million for the year ended December 31, 2004 from $15.6 million for the year ended December 31, 2003.
      Our effective tax rate was 37.0% and 36.5% for the years ended December 31, 2004 and 2003, respectively. This increase was due to increases in income in states with higher tax rates.

      As a result of the above, net income increased to $119.6 million (or $2.60 per diluted share) for the year ended December 31, 2004, from $82.7 million (or $1.94 per diluted share) for the year ended December 31, 2003.
Results of Operations

Homebuilding
      Homebuilding revenues increased 28% to $2.1 billion for the year ended December 31, 2004, from $1.6 billion for the year ended December 31, 2003. This increase is due primarily to an increase in revenues from home sales to $2.0 billion for the year ended December 31, 2004, from $1.6 billion for 2003. The 24% increase in revenue from home sales was due to (1) an 18% increase in home deliveries to 7,221 from 6,135 for the years ended December 31, 2004 and 2003, respectively and (2) a 5% increase in the average selling price on delivered homes to $275,000 from $262,000 in the prior year. A significant component of this increase was the 55% increase in revenues from home sales in our West region for the year ended December 31, 2004 as compared to 2003. This increase was due to the increased number of homes delivered and the higher average selling price of such homes. Land sales increased to $115.8 million for the year ended December 31, 2004, as compared to $38.2 million for the year ended December 31, 2003. As part of our land inventory management strategy, we regularly review our land portfolio. As a result of these reviews, we will seek to sell land when we have changed our strategy for a certain property and/or we have determined that the potential profit realizable from a sale of a property outweighs the economics of developing a community. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future, but may fluctuate significantly from period to period.
      Our Homebuilding gross profit increased 33% to $428.4 million for the year ended December 31, 2004, from $323.2 million for the year ended December 31, 2003. This increase is primarily due to an increase in revenue from home sales. Our gross margin on home sales increased to 19.8% for the year ended December 31, 2004, from 19.5% for the year ended December 31, 2003. For the year ended December 31, 2004, we generated gross profit on land sales of $35.4 million as compared to $10.6 million for the year ended December 31, 2003.
      SG&A expenses increased to $251.6 million for the year ended December 31, 2004, from $212.1 million for the year ended December 31, 2003. As a percentage of Homebuilding revenues, SG&A expenses decreased to 12.0% for the year ended December 31, 2004, as compared to 12.9% for 2003. The 90 basis point improvement in SG&A expenses as a percentage of Homebuilding revenues is primarily attributable to the increase in Homebuilding revenues and our ability to generate higher revenue levels while leveraging fixed SG&A costs. The combination of improved gross margins and reduced SG&A expenses as a percentage of Homebuilding revenues caused our Homebuilding pretax income as a percentage of homebuilding revenues to increase to 8.6% for the year ended December 31, 2004, from 7.0% for the year ended December 31, 2003.
      SG&A expenses as a percentage of revenues from home sales for the year ended December 31, 2004 decreased to 12.7%, as compared to 13.2% for the prior year. For the years ended December 31, 2004 and 2003, we recognized a compensation charge of $8.6 million and $1.2 million, respectively, for variable accounting of certain stock-based awards which include performance-based accelerated vesting criteria that were partially vested during the year. We anticipate that we will have a variable compensation charge in the fourth quarter of 2005 similar to that incurred in the fourth quarter of 2004, though the amount of the charge is not currently calculable as it depends upon the satisfaction of the performance criteria contained in our outstanding performance-based accelerated stock options.
      For the year ended December 31, 2004, income from joint ventures of $3.2 million include our share of net earnings from these entities and management fees.

Net Sales Orders and Backlog
      For the year ended December 31, 2004, net sales orders increased by 40% and the value of net sales orders increased by 57%, as compared to 2003. The increase is due to strong housing demand in the majority of our markets and an increase in the number of communities in which we are marketing. The average sales price on net sales orders increased by 12.6% to $295,000 for the year ended December 31, 2004, as compared to $262,000 for the year ended December 31, 2003.
      We had 5,094 homes in backlog, as of December 31, 2004, as compared to 3,128 homes in backlog as of December 31, 2003. This increase in backlog of 63% is primarily attributable to the increased sales activity in many of our existing markets. As a result of the strong housing demand in these markets, we have been able to increase prices in those markets and have experienced a change in the product mix of our homes in backlog. Consequently, our average selling price of homes in backlog has increased to $308,000 as of December 31, 2004 from $274,000 as of December 31, 2003. The increase in backlog was also partially due to fourth quarter delays in delivering homes in several of our markets.

Financial Services
      Financial Services revenues decreased to $34.5 million for the year ended December 31, 2004 from $38.1 million for the year ended December 31, 2003. This 10% decrease is due primarily to a decrease in the number of closings at our title and mortgage operations and reduced gains in selling mortgages in the secondary market caused by a shift toward more adjustable rate mortgage loans and market reductions in the interest margin. For the year ended December 31, 2004, our mix of mortgage originations was 33% adjustable rate mortgages (of which approximately half were interest only) and 67% fixed rate mortgages, which is a shift from the comparable period in the prior year of 17% adjustable rate mortgages and 83% fixed rate mortgages. The average FICO score of our homebuyers during the year ended December 31, 2004 was 728 and the average loan to value ratio on first mortgages was 76%. During the year ended December 31, 2004, approximately 12% of our homebuyers paid in cash as compared to 8% during the year ended December 31, 2003. Our mortgage operations capture ratio for non-cash homebuyers decreased to 58% for the year ended December 31, 2004, from 59% in 2003. The number of closings at our mortgage operations decreased to 4,577 for the year ended December 31, 2004, from 4,663 for the year ended December 31, 2003, primarily due to an increase in the number of homebuyers paying in cash. Our title operations capture ratio increased to 96% of our homebuyers for the year ended December 31, 2004, from 82% in 2003. However, the number of closings at our title operations decreased to 19,750 for the year ended December 31, 2004, from 20,773 for 2003 primarily due to a decrease in refinancing transactions by non-affiliated customers. Non-affiliated customers accounted for approximately 73% of our title company revenues for the year ended December 31, 2004.
      Financial Services expenses increased to $26.2 million for the year ended December 31, 2004, from $22.5 million for the year ended December, 31 2003. This 16% increase is a result of higher staff levels and $1.5 million in moving costs and employee separation expenses incurred in connection with the relocation of our mortgage company headquarters to Tampa, Florida.

Fiscal Year 2003 Compared to Fiscal Year 2002
      Total revenues increased 19% to $1.7 billion during the year ended December 31, 2003, from $1.4 billion during the year ended December 31, 2002. This increase is attributable to an increase in Homebuilding revenues of 19% and an increase in Financial Services revenues of 24%.
      Income from continuing operations before income taxes increased by 22% to $130.3 million for the year ended December 31, 2003, from $106.9 million for 2002. This increase is attributable to an increase in Homebuilding pretax income to $114.7 million for the year ended December 31, 2003, from $91.2 million for the year ended December 31, 2002. This was partially offset by a decline in Financial Services pretax income to $15.6 million for the year ended December 31, 2003 from $15.7 million for the year ended December 31, 2002.

      Our effective tax rate was 36.5% and 37.3% for the years ended December 31, 2003 and 2002, respectively. This decrease was due primarily to expected reductions in state taxes as a result of modifying our corporate structure and other tax planning initiatives.
      As a result of the above, income from continuing operations increased to $82.7 million (or $1.94 per diluted share) for the year ended December 31, 2003, from $67.0 million (or $1.60 per diluted share) for the year ended December 31, 2002.
Results of Operations

Homebuilding
      Homebuilding revenues increased 19% to $1.6 billion for the year ended December 31, 2003, from $1.4 billion for the year ended December 31, 2002. This increase is due primarily to an increase in revenues from home sales to $1.6 billion for the year ended December 31, 2003, from $1.4 billion for the comparable period in 2002. The 19% increase in revenue from home sales was due to (1) a 21% increase in home deliveries to 6,135 from 5,085 for the years ended December 31, 2003 and 2002, respectively, and (2) a slight decline of 1.5% in the average selling price on delivered homes to $262,000 from $266,000 in the same periods. A significant component of this increase was the 65% increase in revenues from home sales in our West region for the year ended December 31, 2003 as compared to 2002. This increase was due to a 70% increase in home deliveries to 1,631 during the year ended December 31, 2003, from 958 home deliveries during the year ended December 31, 2002. In addition to the increase in revenue from home sales, we generated significant additional revenue from land sales which increased to $38.2 million for the year ended December 31, 2003, as compared to $27.4 million for the year ended December 31, 2002. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future, but may fluctuate significantly from period to period.
      Our Homebuilding gross profit increased 17.0% to $323.2 million for the year ended December 31, 2003, from $276.1 million for the year ended December 31, 2002. This increase is primarily due to an increase in revenue from home sales. Our gross margin on home sales decreased to 19.5% for the year ended December 31, 2003, from 20.2% for the year ended December 31, 2002. For the year ended December 31, 2003, we generated gross profit on land sales of $10.6 million as compared to $3.0 million in 2002.
      SG&A expenses increased to $212.1 million for the year ended December 31, 2003, from $187.5 million for the year ended December 31, 2002. As a percentage of Homebuilding revenues, SG&A expenses decreased to 12.9% for the year ended December 31, 2003, as compared to 13.6% for the same period in 2002. The 70 basis point improvement in SG&A expenses as a percentage of Homebuilding revenues is primarily attributable to a $5.4 million loss on early retirement of debt and $20.0 million related to severance and merger charges included in SG&A expenses for 2002. Excluding these charges, SG&A expenses as a percentage of Homebuilding revenues for 2002 would have been 11.8%, or 110 basis points lower than the year ended December 31, 2003. This 110 basis point increase in SG&A expense as a percentage of Homebuilding revenues from 2002 to 2003 is primarily attributable to the general and administrative expenses necessary to effect our transition from two separately operated homebuilders to a single national homebuilder. SG&A expenses as a percentage of revenues from home sales for the year ended December 31, 2003 decreased to 13.2%, as compared to 13.9% for the same period in the prior year, while our Homebuilding pretax income as a percentage of home sales revenues increased to 7.1% for the year ended December 31, 2003 from 6.8% for the year ended December 31, 2002.
      For the year ended December 31, 2003, we recognized a compensation charge of $1.2 million for variable accounting of certain stock-based awards which include accelerated vesting criteria. We recognized this expense as a result of the market price of our common stock, as of December 31, 2003, being greater than the exercise price. During 2002 there was no stock-based compensation expense. Additionally, during the year ended December 31, 2002, in connection with our June 2002 Notes Offering, we recognized a loss on the early retirement of debt of $5.4 million. This charge related to the exit fees incurred and the write off of unamortized deferred finance costs associated with our then existing borrowings. These amounts are included in SG&A expenses.

      As a result of the above, our Homebuilding pretax income as a percentage of Homebuilding revenues increased to 7.0% for year ended December 31, 2003, from 6.6% for the year ended December 31, 2002.

Net Sales Orders and Backlog
      For the year ended December 31, 2003, net sales orders increased by 36% and the value of net sales orders increased by 30%, as compared to the prior year. The increase was due to strong housing demand in the majority of our markets and an increase in the number of communities in which we were marketing. The average sales price on net sales orders decreased by 4.7% to $262,000 for the year ended December 31, 2003, as compared to $275,000 for the year ended December 31, 2002.
      We had 3,128 homes in backlog as compared to 2,280 homes in backlog as of December 31, 2003 and 2002, respectively. This increase in backlog of 37% is primarily attributable to the homes in backlog of our recent acquisitions as well as increased sales activity in several of our existing markets. Our average selling price of homes in backlog decreased to $274,000 in 2003 from $279,000 in 2002 as a result of our product diversification.

Financial Services
      Financial Services revenues increased to $38.1 million for the year ended December 31, 2003, from $30.7 million for the year ended December 31, 2002. This 24% increase is primarily attributable to an increase in the number of closings by our mortgage and title operations. For the year ended December 31, 2003, our mix of mortgage originations was 17% adjustable rate mortgages and 83% fixed rate mortgages which is a shift from the prior year of 12% adjustable rate mortgages and 88% fixed rate mortgages. The average FICO score of our homebuyers during the year ended December 31, 2003 was 732 and the average loan to value ratio on first mortgages was 75%. During the year ended December 31, 2003, approximately 8% of our homebuyers paid in cash. Our mortgage operations capture ratio for non-cash homebuyers decreased to 59% for the year ended December 31, 2003, from 61% for the comparable period in 2002. The number of closings at our mortgage operations increased to 4,663 for the year ended December 31, 2003, from 3,822 for the year ended December 31, 2002. Our title operations capture ratio decreased to 82% for the year ended December 31, 2003, from 85% for the comparable period in 2002. However, the number of closings at our title operations increased to 20,773 for the year ended December 31, 2003, from 18,041 for the same period in 2002 primarily due to an increase in refinancing transactions.
      Financial Services expenses increased to $22.5 million for the year ended December 31, 2003, from $15.0 million for the year ended December 31, 2002. This 50% increase is primarily attributable to the increase in revenues and the expansion into new markets.
Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash
      Our Homebuilding operations’ primary uses of cash have been for land acquisitions, construction and development expenditures, and SG&A expenditures. Our sources of cash to finance these uses have been primarily cash generated from operations and cash from our financing activities.
      Our Financial Services operations primarily use cash to fund mortgages, prior to their sale, and SG&A expenditures. We rely primarily on internally generated funds, which include the proceeds generated from the sale of mortgages, and from the mortgage operations’ warehouse lines of credit to fund these operations.
      At December 31, 2004, we had unrestricted cash and cash equivalents of $268.5 million as compared to $76.8 million at December 31, 2003.
      Our net income is generally our most significant source of operating cash flow. However, because of our rapid growth in recent periods, our operations have generally used more cash than they have generated.

We expect this trend to continue as long as we are experiencing similar growth. As a result, cash used by operating activities for the year ended December 31, 2004 was $15.0 million as compared to cash provided by operating activities of $2.0 million for the year ended December 31, 2003. This decline in cash provided by operating activities primarily is due to an increase in inventory, which was partially offset by an increase in customer deposits due to higher backlog levels, and a $17.5 million reduction in restricted cash as a result of our ability to release customer deposits held in escrow by obtaining surety bonds. As of December 31, 2004 compared to December 31, 2003, our controlled homesites increased to 50,000 from 48,200 and our homes completed or under construction (including joint ventures) increased to 3,990 from 2,928. Our homes completed or under construction increased due to our 84% increase in homes in backlog. These expenditures have been financed with the issuance of $325.0 million in senior subordinated notes and amounts drawn under our revolving credit facility.
      The decrease in the use of cash in investing activities of $24.0 million primarily is due to a decline in the amounts paid for acquisitions. During 2004, we paid $6.6 million in consideration for acquisitions, including acquisitions completed in prior years, as compared to $77.7 million paid during 2003. This was partially offset by $61.1 million of investments in unconsolidated joint ventures.

Financing Activities
      Our consolidated borrowings at December 31, 2004 were $860.4 million, up from $561.1 million at December 31, 2003, resulting from an increase in Homebuilding borrowings to $811.4 million from $497.9 million for the same periods of 2004 and 2003, respectively. At December 31, 2004, our Homebuilding borrowings included $300.0 million in 9% senior notes due 2010, $185.0 million of 10 3/8% senior subordinated notes due 2012, $125.0 million of 7 1/2% senior subordinated notes due 2011, and $200.0 million of 7 1/2% senior subordinated notes due 2015. Our weighted average debt to maturity is 7.2 years, while our average inventory turnover is 1.6 times per year.
      We issued the 7 1/2% senior subordinated notes due 2011 in March 2004 for net proceeds of $123.3 million and the 7 1/2% senior subordinated notes due 2015 in December 2004 for net proceeds of $205.7 million. The net proceeds from these offerings were primarily used to repay amounts outstanding under our revolving credit facility and warehouse line of credit at the time. We used our other Homebuilding borrowings to fund our increased land supply, our acquisitions and the operating costs associated with establishing an infrastructure to support our growth. We initially funded these costs through borrowings under our revolving credit facility and then, as market conditions permitted, we issued fixed-rate long term notes to refinance these borrowings and reduce the outstanding balance under our revolving credit facility.
      Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of the Company’s direct and indirect subsidiaries, other than our mortgage and title operations subsidiaries and certain other immaterial subsidiaries (the Non-guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to the senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt. The indentures governing the senior notes and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt (other than under our revolving credit facility), pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities. Interest on our outstanding senior notes and senior subordinated notes is payable semi-annually each year.
      Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 47.3% at December 31, 2004 from 44.1% at December 31, 2003, due primarily to the issuance of additional senior subordinated notes in 2004. As noted above, we have made significant investments in inventory consistent with our growth strategy which we have financed through debt and internally generated cash, resulting in an increase in our financial leverage. We believe that our financial leverage is appropriate given our industry, size and current growth strategy.

	Homebuilding Net Debt to Capital

	December 31,	December 31,
	2004	2003

Notes payable	$811.4	$480.0
Bank borrowings	—	17.9

Homebuilding borrowings(1)	$811.4	$497.9
Less: unrestricted cash	217.6	73.7

Homebuilding net debt	$593.8	$424.2
Stockholders’ equity	662.7	537.6

Total capital(2)	$1,256.5	$961.8

Ratio	47.3%	44.1%

(1)	Does not include obligations for inventory not owned of $136.2 million at December 31, 2004 and $246.2 million at December 31, 2003, all of which are non-recourse to us.

(2)	Does not include Financial Services bank borrowings of $49.0 million at December 31, 2004 and $63.2 million at December 31, 2003.
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
      On October 26, 2004, we entered into an unsecured revolving credit facility replacing our previous $350.0 million revolving credit facility. Our new credit facility increased the amount we are permitted to borrow to the lesser of (i) $600.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt and the new facility increased the amount of the letter of credit subfacility to $300.0 million from $175.0 million under our previous credit facility. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we give 10 business days’ notice of our intention to increase the size of the facility and we meet the following conditions: (i) at the time of and after giving effect to the increase, we are in pro forma compliance with our financial covenants; (ii) no default or event of default has occurred and is continuing or would result from the increase, and (iii) the conditions precedent to a borrowing are satisfied as of such date. The revolving credit facility expires on October 26, 2008, at which time we will be required to repay all outstanding principal. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citicorp’s base rate or (B) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar base rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities to our adjusted tangible net worth or our senior debt rating. The revolving credit facility requires us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements. The revolving credit facility also places certain restrictions on, among other things, our ability to pay or make dividends or other distributions, create or permit certain liens, make equity investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. Our obligations under the revolving credit facility are guaranteed by our significant domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). As of December 31, 2004, we had no borrowings under the revolving credit facility and had issued letters of credit totaling $136.0 million. We had $464.0 million remaining in availability, all of which we could have borrowed without violating any of our debt covenants.
      On October 22, 2004, our mortgage subsidiary entered into a new $100.0 million revolving warehouse line of credit (the “New Warehouse Line of Credit”) to fund the origination of residential mortgage loans, which is in addition to our Existing Warehouse Line of Credit as described below. Our mortgage subsidiary has the right to increase the size of the New Warehouse Line of Credit to provide up to an additional $50.0 million, subject to meeting certain requirements. The New Warehouse Line of Credit expires on October 22, 2005. The New Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.25% to 3.0% determined based upon the type of mortgage loans being financed. The New Warehouse Line of Credit is secured by funded mortgages, which are pledged as collateral, and requires our mortgage subsidiary to maintain certain financial ratios and minimums. The New Warehouse Line of Credit also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities. As of December 31, 2004, we had $46.2 million in borrowings under our New Warehouse Line of Credit.
      On December 31, 2004, our mortgage subsidiary amended its existing $90.0 million warehouse line of credit (the “Existing Warehouse Line of Credit”) to reduce the size of the facility to $20.0 million. The Existing Warehouse Line of Credit is used to fund the origination of residential mortgage loans in addition to our New Warehouse Line of Credit. The Existing Warehouse Line of Credit expires December 15, 2005, is secured by funded mortgages, which are pledged as collateral, and requires our mortgage subsidiary to maintain certain financial ratios and minimums. As of December 31, 2004, we had $2.8 million in borrowings under our Existing Warehouse Line of Credit.
      We believe that we have adequate financial resources, including unrestricted cash, availability under our current revolving credit facility and the warehouse lines of credit, and relationships with financial partners to meet our current and anticipated working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $72.4 million (at December 31, 2004, based on the outstanding balances and interest rates as of such date). However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional debt or equity financing to operate and expand our business.
      At December 31, 2004, the amount of our annual debt service payments was $72.4 million. This amount included annual debt service payments on the senior and senior subordinated notes of $70.6 million and interest payments on the revolving credit facility, the warehouse lines of credit, and other notes of $1.8 million based on the balances outstanding as of December 31, 2004. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payment by $0.5 million per year.

      The following summarizes our significant contractual obligations and commitments as of December 31, 2004 (dollars in millions):

	Payment Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations(1)	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$859.0	$49.0 (2)	—	—	$810.0 (3)
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	18.1	6.3	7.0	3.7	1.1
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Statement of Financial Condition under GAAP	—	—	—	—	—

Total	$877.1	$55.3	$7.0	$3.7	$811.1

(1)	Does not include “obligations for inventory not owned” of $136.2 million at December 31, 2004. See notes 2 and 3 to the consolidated financial statements included elsewhere in this Form 10-K for more information on “obligations for inventory not owned.”

(2)	Represents borrowings under the New and Existing Warehouse Lines of Credit outstanding at December 31, 2004.

(3)	Represents aggregate principal amount of outstanding senior and senior subordinated notes. Does not include aggregate annual interest of $70.6 million on such senior and senior subordinated notes. See note 6 to the consolidated financial statements included elsewhere in this Form 10-K for more information on the senior and senior subordinated notes.

Off Balance Sheet Arrangements

Land and Homesite Option Contracts
      We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. Option contracts allow us to control significant homesite positions with a minimal capital investment and substantially reduce the risk associated with land ownership and development. At December 31, 2004, we had refundable and non-refundable deposits of $132.8 million and had issued letters of credit of approximately $86.6 million associated with our option contracts. The financial exposure for nonperformance on our part in these transactions is generally limited to our deposits and/or letters of credit.
      Additionally, at December 31, 2004, we had performance/ surety bonds outstanding of approximately $161.8 million and letters of credit outstanding of approximately $49.4 million primarily related to land development activities.

Investments in Unconsolidated Joint Ventures
      We have entered, and expect to continue to enter, into joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us, and we do not provide any financial guarantees; as a result, our financial exposure is generally limited to our investment. At December 31, 2004, we had investments in unconsolidated joint ventures of $71.6 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner.

      We believe that the use of off-balance sheet arrangements enables us to acquire rights in land which we may not have otherwise been able to acquire at favorable terms. As a result, we view the use of off-balance sheet arrangements as beneficial to our Homebuilding activities.
Dividends
      We paid aggregate cash dividends of $0.045 per share of common stock during the year ended December 31, 2004. We did not declare or pay any dividends during the years ended December 31, 2002 and 2003. Prior to its merger with us, Engle Holdings made net distributions of $4.8 million during the year ended December 31, 2002.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As a result, beginning in our fiscal third quarter of 2005, we will adopt SFAS No. 123(R) and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS No. 123(R) to be similar to the effect represented in our proforma disclosure related to SFAS No. 123(R).
      On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”), which provides guidance regarding interest rate lock commitments (IRLCs) that are accounted for as derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In SAB No. 105, the Commission stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of the derivative IRLCs and such value should not be recognized until the underlying loans are sold. This guidance must be applied to IRLCs initiated after March 31, 2004. Our IRLCs were directly offset by forward trades; accordingly, the implementation of SAB No. 105 did not have a material impact on our financial position or results of operations.
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
      As a result of the senior and senior subordinated notes offerings, $810.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our warehouse lines of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of December 31, 2004, we had an aggregate of approximately $49.0 million drawn under our warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $0.5 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.

      The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of December 31, 2004:

	Expected Maturity Date

Liabilities	2005	2006	2007	2008	2009	Thereafter	Fair Value

	(In millions)
Long-term debt	—	—	—	—	—	—	—
Fixed rate (7 1/2%)	—	—	—	—	—	$325.0	$324.4
Fixed rate (9.0%)	—	—	—	—	—	$300.0	$321.0
Fixed rate (10 3/8%)	—	—	—	—	—	$185.0	$207.2
Variable rate, warehouse line of credit (3.74% at December 31, 2004)	$49.0	—	—	—	—	—	$49.0
      Our operations are interest rate sensitive as overall housing demand is adversely affected by increases in interest rates. If mortgage interest rates increase significantly, this may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates also increase our borrowing costs because, as indicated above, our bank loans will fluctuate with the Federal Funds, LIBOR, and Eurodollar lending rates.
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
      Financial statements and supplementary data for us are on pages F-1 through F-35.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
      To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004. Based on such evaluation, such officers have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting.
      Management’s Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included on page F-3 of this Form 10-K.

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller. The Code of Business Conduct and Ethics is located on our internet web site at www.tousa.com under “Investor Information — Corporate Governance” and is available in print free of charge to any stockholder who submits a written request for such document to Technical Olympic USA, Inc., Attn: Investor Relations, 4000 Hollywood Blvd., Suite 500 N, Hollywood, Florida 33021.
      On October 15, 2004, in connection with the application for listing of our common stock on the New York Stock Exchange, we submitted to the New York Stock Exchange an “Annual CEO Certification,” signed by our Chief Executive Officer, certifying that our Chief Executive Officer was not aware of any violation by the Company of the New York Stock Exchange’s corporate governance listing standards. Additionally, we have filed as exhibits to this Form 10-K the CEO/ CFO Certifications required under Section 302 of the Sarbanes-Oxley Act.
      The remainder of the items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

Item 11.	Executive Compensation
      The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

Item 13.	Certain Relationships and Related Transactions
      The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.

Item 14.	Principal Accounting Fees and Services
      The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed on or before April 30, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      Documents filed as part of this report:

(1) Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Number	Exhibit Description

2.1	Agreement and Plan of Merger dated April 8, 2002, by and among Newmark Homes Corp., Engle Holdings Corp., and Technical Olympic, Inc. (Incorporated by reference to Exhibit 99.A to the Information Statement on Schedule 14-C, dated June 3, 2002, filed by the Registrant).
3.1	Certificate of Incorporation of Newmark Homes Corp (Incorporated by reference to the Form 8-K, dated March 23, 2001, previously filed by the Registrant).
3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-100013)).
3.3	Amended and Restated Bylaws. (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-100013)).
3.4	Certificate of Amendment to the Certificate of Incorporation, filed on April 28, 2004 (Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2004, previously filed by the Registrant).
4.1	Indenture, dated as of June 25, 2002, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $200,000,000 9% Senior Notes due 2010 (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.2	Indenture, dated as of June 25, 2002, by and among Technical Olympic USA, Inc., the subsidiaries name therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $150,000,000 10 3/8% Senior Subordinated Notes due 2012 (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.3	Form of Technical Olympic USA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.1) (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.4	Form of Technical Olympic USA, Inc. 10 3/8% Senior Subordinated Note due 2012 (included in Exhibit A of Exhibit 4.2) (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.5	Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc. and Technical Olympic, Inc. (Incorporated by reference to Exhibit 2.2 to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.6	Specimen of Stock Certificate of Technical Olympic USA, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 previously filed by the Registrant (Registration No. 333-99307)).
4.7	Indenture, dated as of February 3, 2003, among Technical Olympic USA, Inc., the subsidiaries named therein, Salomon Smith Barney Inc., Deutsche Bank Securities Inc., Fleet Securities, Inc. and Credit Lyonnais Securities (USA) Inc. (Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant).
4.8	Form of Technical Olympic USA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.7 (Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant).
4.9	Technical Olympic USA, Inc. 10 3/8% Senior Subordinated Note due 2012, dated as of April 22, 2003, in the amount of $35,000,000. (Incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).

Number	Exhibit Description

4.10	Indenture for the 7 1/2% Senior Subordinated Notes due 2011, dated as of March 17, 2004, among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-114587)).
4.11	Form of Technical Olympic USA, Inc. 7 1/2% Senior Subordinated Note due 2011 (included in Exhibit A to Exhibit 4.10) (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-114587)).
4.12	Indenture for the 7 1/2% Senior Subordinated Notes due 2015, dated as of December 21, 2004, among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-122450)).
4.13	Registration Rights Agreement, dated as of December 21, 2004, among Technical Olympic USA, Inc., the subsidiaries named therein, and Citigroup Global Markets Inc. (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-122450)).
4.14	Form of Technical Olympic USA, Inc. 7 1/2% Senior Subordinated Note due 2015 (included in Exhibit A to Exhibit 4.12) (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-122450)).
10.1+	Form of Indemnification Agreement (Incorporated by reference to the Form 10-K for the year ended December 31, 2003, previously filed by the Registrant).
10.2	Form of Tax Allocation Agreement between Technical Olympic, Inc. (formerly known as Technical Olympic USA, Inc.) and various affiliates and subsidiaries, including Technical Olympic USA, Inc. and its subsidiaries dated March 15, 2000 (Incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended December 31, 1999, previously filed by the Registrant).
10.3+	Amended and Restated Employment Agreement between Technical Olympic USA, Inc. and Antonio B. Mon dated January 27, 2004, effective as of July 26, 2003 (Incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended December 31, 2003, previously filed by the Registrant).
10.4+	Employment Agreement between Technical Olympic USA, Inc. and Tommy L. McAden dated July 12, 2002, effective June 25, 2002 (Incorporated by reference to Exhibit 10.10 to the Form 10-Q for the quarter ended June 30, 2002, previously filed by the Registrant).
10.5*+	Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, as amended and restated.
10.6+	Consulting Agreement, dated as of January 1, 2003, between Technical Olympic USA, Inc. and Lonnie M. Fedrick (Incorporated by reference to Exhibit 10.25 to the Form 10-Q for the quarter ended March 31, 2003, previously filed by the Registrant).
10.7	Contractor Agreement, effective as of November 6, 2000, between Technical Olympic USA, Inc. (f/k/a Newmark Homes Corp.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-106537)).
10.8	Supplemental Contractor Agreement, effective as of January 4, 2001, between Technical Olympic USA, Inc. (f/k/a Newmark Homes Corp.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10.9	Contractor Agreement, effective as of November 22, 2000, between TOUSA Homes, Inc. (f/k/a Engle Homes, Inc.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).

Number	Exhibit Description

10.10	Supplemental Contractor Agreement, effective as of January 3, 2001, between TOUSA Homes, Inc. (f/k/a Engle Homes Inc.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10.11+	Employment Agreement, dated as of January 1, 2003, between Technical Olympic USA, Inc. and Eric Rome (Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10.12+	Employment Agreement, dated as of November 12, 2000, between TOUSA Homes, Inc. and Mark Upton. (Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-107091)).
10.13+	First Amendment to Employment Agreement, dated as of April 1, 2003, among Technical Olympic USA, Inc., TOUSA Homes, Inc. and Mark Upton (Incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-107091)).
10.14	Amended and Restated Management Services Agreement, dated as of June 13, 2003, between Technical Olympic USA, Inc. and Technical Olympic, Inc. (Incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10.15+	Employment Agreement, dated as of January 1, 2004, between Harry Engelstein and Technical Olympic USA, Inc. (Incorporated by reference to Exhibit 10.42 to the Form 10-Q for the quarter ended March 31, 2004, previously filed by the Registrant).
10.16+	Employment Agreement, dated as of May 1, 2004, between David J. Keller and Technical Olympic USA, Inc. (Incorporated by reference to Exhibit 10.44 to the Form 10-Q for the quarter ended June 30, 2004, previously filed by the Registrant).
10.17	Credit Agreement, dated as of October 26, 2004, among Technical Olympic USA, Inc., the lenders and issuers party thereto, Citicorp North America, Inc., Deutsche Bank Securities, Inc., KeyBank National Association, J.P. Morgan Securities, Inc., and CitiGroup Global Markets, Inc. (Incorporated by reference to Exhibit 10.45 to the Form 10-Q for the quarter ended September 30, 2004, previously filed by the Registrant).
10.18	Revolving Credit and Security Agreement, dated as of October 22, 2004, among Preferred Home Mortgage Company and Countrywide Warehouse Lending (Incorporated by reference to Exhibit 10.46 to the Form 10-Q for the quarter ended September 30, 2004, previously filed by the Registrant).
10.19+	Technical Olympic USA, Inc. Executive Savings Plan, effective as of December 1, 2004, comprised of the Basic Plan Document and the Adoption Agreement. (Incorporated by reference to Exhibit 99.1 to the Form 8-K, dated November 30, 2004, previously filed by the Registrant).
10.20+	Addendum to Technical Olympic USA, Inc. Executive Savings Plan, effective as of December 1, 2004 (Incorporated by reference to Exhibit 99.2 to the Form 8-K, dated November 30, 2004, previously filed by the Registrant).
10.21*+	Term Sheet for the Performance Unit Program under the Technical Olympic USA, Inc. Annual and Long- Term Incentive Plan, as amended and restated.
10.22+	Employment Agreement, dated as of February 16, 2005, by and between TOUSA Associates Services Company and Harry Engelstein. (Incorporated by reference to Exhibit 10.22 to the Form 8-K, dated February 16, 2005, previously filed by the Registrant).
10.23+	Employment Agreement, dated as of February 16, 2005, by and between TOUSA Associates Services Company and Mark Upton. (Incorporated by reference to Exhibit 10.23 to the Form 8-K, dated February 16, 2005, previously filed by the Registrant).
10.24*+	Employment Agreement, dated as of November 15, 2004, between Technical Olympic USA, Inc. and Edward Wohlwender.
10.25*+	Employment Agreement, dated as of January 1, 2004, between TOUSA Associates Services Company and John Kraynick.

Number	Exhibit Description

10.26+	Form of Director Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.26 to the Form 8-K, dated March 3, 2005, previously filed by the Registrant).
10.27*+	Form of Director Restricted Stock Grant Agreement.
10.28*+	Form of Associate Non-Qualified Stock Option Agreement.
21.0*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ Antonio B. Mon Antonio B. Mon	Executive Vice Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2005

/s/ David J. Keller David J. Keller	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 10, 2005

/s/ Randy L. Kotler Randy L. Kotler	Vice President — Chief Accounting Officer (Principal Accounting Officer)	March 10, 2005

/s/ Konstantinos Stengos Konstantinos Stengos	Chairman of the Board and Director	March 10, 2005

/s/ Lonnie M. Fedrick Lonnie M. Fedrick	Director	March 10, 2005

/s/ Andreas Stengos Andreas Stengos	Director	March 10, 2005

/s/ George Stengos George Stengos	Director	March 10, 2005

/s/ Marianna Stengou Marianna Stengou	Director	March 10, 2005

/s/ Larry D. Horner Larry D. Horner	Director	March 10, 2005

/s/ William A. Hasler William A. Hasler	Director	March 10, 2005

Signature	Title	Date

/s/ Michael J. Poulos Michael J. Poulos	Director	March 10, 2005

/s/ Susan B. Parks Susan B. Parks	Director	March 10, 2005

/s/ J. Bryan Whitworth J. Bryan Whitworth	Director	March 10, 2005

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d – 15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Technical Olympic USA, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Technical Olympic USA, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Technical Olympic USA, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Technical Olympic USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Technical Olympic USA, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Technical Olympic USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Technical Olympic USA, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 8, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS
The Board of Directors and Stockholders
Technical Olympic USA, Inc.
      We have audited the accompanying consolidated statements of financial condition of Technical Olympic USA, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Olympic USA, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Technical Olympic USA, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 8, 2005

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2004	2003

	(Dollars in millions,
	except par value)
ASSETS
Homebuilding:
Cash and cash equivalents:
Unrestricted	$217.6	$73.7
Restricted	8.0	21.2
Inventory
Deposits	132.8	78.7
Homesites and land under development	336.2	443.4
Residences completed and under construction	671.0	404.6
Inventory not owned	136.2	246.2

	1,276.2	1,172.9
Property and equipment, net	26.7	23.7
Investments in unconsolidated joint ventures	71.6	10.5
Other assets	71.1	43.7
Goodwill	110.7	100.1

	1,781.9	1,445.8
Financial Services:
Cash and cash equivalents:
Unrestricted	50.9	3.1
Restricted	69.1	73.4
Mortgage loans held for sale	75.8	75.2
Other assets	9.8	7.5

	205.6	159.2

Total assets	$1,987.5	$1,605.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$188.9	$149.3
Customer deposits	69.1	35.5
Obligations for inventory not owned	136.2	246.2
Notes payable	811.4	480.0
Bank borrowings	—	17.9

	1,205.6	928.9
Financial Services:
Accounts payable and other liabilities	70.2	75.3
Bank borrowings	49.0	63.2

	119.2	138.5

Total liabilities	1,324.8	1,067.4

Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 44,856,437 and 44,833,554 shares issued and outstanding at December 31, 2004, and 2003, respectively	0.4	0.3
Additional paid-in capital	388.5	379.4
Unearned compensation	(9.0)	(7.3)
Retained earnings	282.8	165.2

Total stockholders’ equity	662.7	537.6

Total liabilities and stockholders’ equity	$1,987.5	$1,605.0

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2004	2003	2002

	(Dollars in millions, except per share amounts)
Homebuilding:
Revenues:
Homes sales	$1,985.0	$1,604.4	$1,350.3
Land sales	115.8	38.2	27.4

	2,100.8	1,642.6	1,377.7
Cost of sales:
Home sales	1,592.0	1,291.8	1,077.2
Land sales	80.4	27.6	24.4

	1,672.4	1,319.4	1,101.6

Gross profit	428.4	323.2	276.1
Selling, general and administrative expenses	251.6	212.1	187.5
Income from joint ventures, net	(3.2)	—	—
Other (income) expense, net	(1.7)	(3.6)	(2.6)

Homebuilding pretax income	181.7	114.7	91.2
Financial Services:
Revenues	34.5	38.1	30.7
Expenses	26.2	22.5	15.0

Financial Services pretax income	8.3	15.6	15.7

Income from continuing operations before provision for income taxes	190.0	130.3	106.9
Provision for income taxes	70.4	47.6	39.9

Income from continuing operations	119.6	82.7	67.0
Discontinued operations:
Income from discontinued operations	—	—	7.9
Provision for income taxes	—	—	2.9

Income from discontinued operations, net of taxes	—	—	5.0

Net income	$119.6	$82.7	$72.0

Earnings per common share — basic
From continuing operations	$2.67	$1.96	$1.60
From discontinued operations	—	—	0.12

Net income	$2.67	$1.96	$1.72

Earnings per common share — diluted
From continuing operations	$2.60	$1.94	$1.60
From discontinued operations	—	—	0.12

Net income	$2.60	$1.94	$1.72

Weighted average number of common shares
outstanding:
Basic	44,848,297	42,176,148	41,818,181

Diluted	45,928,560	42,544,152	41,818,181

Cash dividends per share	$0.045	$—	$—
See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Unearned	Retained	Total
	Shares	Amount	Capital	Comp	Earnings	Equity

	(Dollars in millions)
Balance at January 1, 2002	41,818,181	$0.3	$322.4	$—	$90.7	$413.4
Assumption of Technical Olympic debt	—	—	—	—	(75.4)	(75.4)
Distributions by Engle Holdings	—	—	—	—	(4.8)	(4.8)
Net income	—	—	—	—	72.0	72.0

Balance at December 31, 2002	41,818,181	0.3	322.4	—	82.5	405.2
Common stock issued to directors	15,373	—	0.1	—	—	0.1
Sale of common stock	3,000,000	—	48.4	—	—	48.4
Unearned compensation	—	—	8.5	(7.3)	—	1.2
Net income	—	—	—	—	82.7	82.7

Balance at December 31, 2003	44,833,554	0.3	379.4	(7.3)	165.2	537.6
Common stock issued to directors	10,917	—	0.2	—	—	0.2
Stock split	—	0.1	(0.1)	—	—	—
Stock option exercises	11,966	—	0.1	—	—	0.1
Dividends paid	—	—	—	—	(2.0)	(2.0)
Unearned compensation	—	—	8.9	(1.7)	—	7.2
Net income	—	—	—	—	119.6	119.6

Balance at December 31, 2004	44,856,437	$0.4	$388.5	$(9.0)	$282.8	$662.7

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Cash flows from operating activities:
Net income	$119.6	$82.7	$72.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations	—	—	(5.0)
Depreciation and amortization	12.6	9.3	7.5
Non-cash compensation expense	8.8	1.4	—
Deferred income taxes	(0.6)	(0.7)	(2.1)
Other adjustments	—	—	1.1
Changes in operating assets and liabilities:
Restricted cash	17.5	(48.1)	(19.1)
Inventory	(211.8)	(132.3)	(75.9)
Other assets	(23.3)	(3.1)	(2.4)
Accounts payable and other liabilities	29.2	102.0	39.1
Customer deposits	33.6	7.2	(1.6)
Mortgage loans held for sale	(0.6)	(16.4)	(7.9)

Net cash (used in) provided by operating activities	(15.0)	2.0	5.7
Cash flows from investing activities:
Net additions to property and equipment	(15.6)	(19.1)	(8.8)
Investments in unconsolidated joint ventures	(61.1)	(10.5)	—
Amounts paid for acquisitions, net of cash acquired	—	(59.6)	(51.3)
Earn out consideration paid for acquisitions	(6.6)	(18.1)	—

Net cash used in investing activities	(83.3)	(107.3)	(60.1)
Cash flows from financing activities:
Net (repayments on) proceeds from revolving credit facilities	(10.0)	(45.2)	58.6
Proceeds from notes offerings	330.0	129.3	350.0
Principal payments on unsecured borrowings and senior notes	(7.9)	—	(379.6)
Net payments on obligations for inventory not owned	—	—	(13.7)
Net (repayments on) proceeds from Financial Services bank borrowings	(14.3)	14.9	9.6
Payments for deferred financing costs	(5.9)	(5.4)	(15.3)
Minority interest in consolidated subsidiaries	—	(9.1)	(26.7)
Net proceeds from sale of common stock	—	48.4	—
Proceeds from stock option exercises	0.1	—	—
Dividends paid and distributions by Engle Holdings	(2.0)	—	(4.8)

Net cash provided by (used in) financing activities	290.0	132.9	(21.9)

Net cash provided by (used in) operations	191.7	27.6	(76.3)
Net cash provided by discontinued operations	—	—	50.3

Increase (decrease) in cash and cash equivalents	191.7	27.6	(26.0)
Cash and cash equivalents at beginning of period	76.8	49.2	75.2

Cash and cash equivalents at end of period	$268.5	$76.8	$49.2

See accompanying notes to consolidated financial statements.

Supplemental disclosure on non-cash investing and financing activities (dollars in millions)

	Year Ended December 31,

	2004	2003	2002

Amount accrued for earn out consideration on acquisition	$4.0	$—	$—

(Decrease) increase in obligations for inventory not owned and corresponding (decrease) increase in inventory	$(110.0)	$229.9	$—

Supplemental disclosures of cash flow information (dollars in millions):

	Year Ended December 31,

	2004	2003	2002

Cash paid for income taxes	$60.4	$43.8	$39.2

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	Business and Organization

Business
      Technical Olympic USA, Inc. is a Delaware corporation. We are a homebuilder with a geographically diversified national presence. We operate in 15 metropolitan markets located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West. We design, build and market detached single-family residences, town homes and condominiums. We also provide title and mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights to investors.

Organization

The Merger and Notes Offering
      On June 25, 2002, Engle Holdings Corp. (Engle), which was 100% owned by Technical Olympic, Inc. (Technical Olympic), merged with and into Newmark Homes Corp. (Newmark), which was 80% owned by Technical Olympic (the Merger). The combined company was renamed Technical Olympic USA, Inc. As a result of the Merger, Technical Olympic’s ownership of the merged entity increased to 91.75%. In addition, we assumed $75.4 million of debt incurred by Technical Olympic (the Technical Olympic Debt). As both Engle and Newmark were under the control of Technical Olympic, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Merger was accounted for in a manner similar to a pooling of interests, whereby we recognized the acquired assets and liabilities of Engle at their historical carrying amounts. As both entities came under common control of Technical Olympic on November 22, 2000, the financial statements and other operating data have been restated to include the operations of Engle from November 22, 2000. Our assumption of the $75.4 million of Technical Olympic Debt has been accounted for as a distribution.
      Concurrently with the Merger, we completed a private placement of $200.0 million 9% senior notes and $150.0 million 10 3/8% senior subordinated notes (the Notes Offering). The net proceeds of approximately $335.0 million from the Notes Offering were used to repay certain indebtedness of both Newmark and Engle and the Technical Olympic Debt that was assumed in connection with the Merger. Subsequently, all outstanding privately placed senior and senior subordinated notes issued in connection with the Merger were exchanged for an equivalent amount of notes at their respective interest rates, which are registered under the Securities Act of 1933.
      In October 2003, as part of a restructuring transaction, all of the shares of Technical Olympic were sold by Technical Olympic (UK) Limited to Technical Olympic, S.A. Technical Olympic was then merged with and into TOI, LLC, a newly formed wholly-owned subsidiary of ours. As part of the merger, Technical Olympic, S.A. acquired the shares of our common stock previously owned by Technical Olympic. Technical Olympic S.A. is a Greek company that is publicly traded on the Athens Stock Exchange. Technical Olympic S.A. currently owns 73.38% of the voting power of our common stock.

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
      For the years ended December 31, 2004, 2003, and 2002, we have eliminated inter-segment financial services revenues of $7.3 million, $5.9 million and $3.6 million, respectively.

Homebuilding

Inventory
      Inventory is stated at the lower of cost or fair value. Inventory under development or held for development is stated at an accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are recorded at fair value. Inventory to be disposed of is carried at the lower of cost or fair value less cost to sell. We utilize the specific identification method of charging construction costs to cost of sales as homes are delivered. Common construction project costs are allocated to each individual home in the various subdivisions based upon the total number of homes to be constructed in each subdivision community. Interest, real estate taxes and certain development costs are capitalized to land and construction costs during the development and construction period and are amortized to costs of sales as deliveries occur.

Obligations for Inventory Not Owned
      Obligations for inventory not owned represent liabilities associated with our land banking and similar activities, including obligations in variable interest entities which have been consolidated by us and in which we have a less than 50% ownership interest, and the creditors have no recourse against us. As a result, the obligations have been specifically excluded from the leverage ratios pursuant to the terms of our revolving credit facility.

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

Advertising Costs
      Advertising costs, consisting primarily of newspaper and trade publications, and the cost of maintaining an internet web-site, are expensed as incurred. Advertising expense included in selling, general and administrative expenses for the years ended December 31, 2004, 2003 and 2002 amounted to $12.4 million, $12.6 million and $15.3 million, respectively.

Financial Services

Mortgage Loans Held for Sale
      Mortgage loans held for sale are stated at the lower of aggregate cost or fair value based upon such commitments for loans to be delivered or prevailing market rates for uncommitted loans. Substantially all of the loans originated by us are sold to private investors within 30 days of origination.

Interest Rate Lock Commitments
      On March 9, 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB No. 105), which provides guidance regarding interest rate lock commitments (IRLCs) that are accounted for as derivative instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of the derivative IRLCs and such value should not be recognized until the underlying loans are sold. This guidance must be applied to IRLCs initiated after March 31, 2004. Our IRLCs were directly offset by forward trades; accordingly, the implementation of SAB No. 105 did not have a material impact on our financial position or results of operations.

Revenue Recognition
      Loan origination revenues, net of direct origination costs, and loan discount points are deferred as an adjustment to the carrying value of the related mortgage loans held for sale, and are recognized as income when the related loans are sold to third-party investors. Gains and losses from the sale of loans are recognized to the extent that the sales proceeds exceed, or are less than, the book value of the loans. Mortgage interest income is earned during the interim period before mortgage loans are sold, and is accrued as earned.
      Fees derived from our title services are recognized as revenue in the month of closing of the underlying sale transaction.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General

Cash and Supplemental Cash Flow Information
      Cash includes amounts in transit from title companies for home deliveries and highly liquid investments with an initial maturity of three months or less.
      Restricted cash consists of amounts held in escrow as required by purchase contracts or by law for escrow deposits held by our title company and compensating balances for various open letters of credit.

Accounting for the Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we carry long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the year ended December 31, 2004, we recorded impairment losses of $4.8 million which were determined based on prices for similar assets. These losses are included in cost of sales — land sales in the accompanying statement of income.

Concentration of Credit Risk
      We conduct business primarily in four geographical regions: Florida, the Mid-Atlantic, Texas, and the West. Accordingly, the market value of our inventory is susceptible to changes in market conditions that may occur in these locations. With regards to the mortgage loans held for sale, we will generally only originate loans which have met underwriting criteria required by purchasers of our loan portfolios. Additionally, we generally sell our mortgage loans held for sale within 45 days which minimizes our credit risk. We are exposed to credit risk as our mortgage loans held for sale are sold primarily to one investor.

Property and Equipment
      Property and equipment, consisting primarily of office premises, transportation equipment, office furniture and fixtures, capitalized software costs and model home furniture, are stated at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred.
      Depreciation generally is provided using the straight-line method over the estimated useful life of the asset, which ranges from 36 months to 31 years. At December 31, 2004 and 2003, accumulated depreciation approximated $20.7 million and $13.1 million, respectively.

Goodwill
      Goodwill represents the excess of the purchase price of the Company’s acquisitions over the fair value of the net assets acquired. Additional consideration paid in subsequent periods under the terms of purchase agreements is included as acquisition costs.
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment at least annually. For purposes of the impairment test, we consider each division a reporting unit. Our impairment test is based on discounted cash flows derived from internal projections. This process requires us to make assumptions on future revenues, costs, and timing of expected cash flows. Due to the degree of judgment required and uncertainties surrounding such estimates, actual results could differ from such estimates. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial position and results of operations. We performed our annual impairment test as of December 31, 2004 and determined that goodwill was not impaired.
The change in goodwill for the years ended December 31, 2004 and 2003 is as follows (dollars in millions):

	Year Ended
	December 31,

	2004	2003

Balance at January 1	$100.1	$74.3
Earn out consideration paid or accrued on acquisitions	10.6	18.1
Goodwill recognized from acquisitions	—	7.7

Balance at December 31	$110.7	$100.1

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

Income Taxes
      We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share
      We present earnings per share data in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.
      Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options or other common stock equivalents that are freely exercisable into common stock at less than market exercise prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents a reconciliation of weighted average shares outstanding:

	Year Ended December 31,

	2004	2003	2002

Basic weighted average shares outstanding	44,848,297	42,176,148	41,818,181
Net effect of common stock equivalents assumed to be exercised	1,080,263	368,004	—

Diluted weighted average shares outstanding	45,928,560	42,544,152	41,818,181

      The shares issued and outstanding and the earnings per share amounts in the consolidated financial statements have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid on June 1, 2004.

Stock-Based Compensation
      We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation cost has been recognized for our stock option plan. If the methodologies of SFAS No. 123 were applied to determine compensation expense for our stock options based on the fair value of our common stock at the grant dates for awards under our option plan, our net income and earnings per share for the years ended December 31, 2004, 2003, and 2002 would have been reduced to the pro forma amounts indicated below (dollars in millions, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Net income as reported	$119.6	$82.7	$72.0
Add: Stock-based employee compensation included in reported net income, net of tax	5.4	0.8	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(4.1)	(2.9)	(2.3)

Pro forma net income	$120.9	$80.6	$69.7

Reported basic earnings per share	$2.67	$1.96	$1.72

Pro forma basic earnings per share	$2.70	$1.91	$1.67

Reported diluted earnings per share	$2.60	$1.94	$1.72

Pro forma diluted earnings per share	$2.63	$1.89	$1.67

      The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	0.42%-0.48%
Expected dividend yield	0%
Risk-free interest rate	1.47%-4.02%
Expected life	4-10 years

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As a result, beginning in our fiscal third quarter of 2005, we will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS 123(R) to be similar to the effect represented in our proforma disclosure related to SFAS 123.

Fair Value of Financial Instruments
      SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. The carrying values of cash and mortgage loans held for sale approximate their fair values due to their short-term nature. The carrying value of financial service borrowings and obligations for inventory not owned approximate their fair value as substantially all of the debt has a fluctuating interest rate based upon a current market index. The fair value of the $300.0 million senior and $510.0 million senior subordinated notes at December 31, 2004 is $321.0 million and $531.6 million, respectively, as determined by quoted market prices.

Obligations for Inventory Not Owned
      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation No. 46). Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities (VIEs) in which an entity absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
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

Reclassifications
      Certain reclassifications have been made to conform the prior periods’ amounts to the current period’s presentation.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventory
      A summary of homebuilding interest capitalized in inventory is as follows (dollars in millions):

	Year Ended December 31,

	2004	2003	2002

Interest capitalized, beginning of period	$29.7	$11.6	$12.2
Interest incurred	66.1	55.1	27.7
Less interest included in:
Cost of sales	50.5	35.3	28.1
Other*	8.5	1.7	0.2

Interest capitalized, end of period	$36.8	$29.7	$11.6

*	Included in “Other” above for the year ended December 31, 2004 is $4.4 million of interest which was capitalized to inventory that was subsequently contributed to an unconsolidated joint venture. For the years ended December 31, 2004, 2003, and 2002, all interest incurred has been capitalized.
      In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At December 31, 2004 and 2003, we had refundable and non-refundable deposits aggregating $132.8 million and $78.7 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.
      The effect of Interpretation No. 46 at December 31, 2004 was to increase inventory by $90.8 million, excluding deposits of $5.0 million, which had been previously recorded, with a corresponding increase to “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites whereby our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.
      During the year ended December 31, 2004, we transferred title to certain parcels of land to unrelated third parties for net proceeds of $43.2 million. In connection with these transactions, we entered into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS No. 66, Accounting for the Sales of Real Estate, we have accounted for these transactions as financing arrangements. As a result, we have included the corresponding liability of $13.9 million in “obligations for inventory not owned” in the accompanying consolidated statement of financial condition as of December 31, 2004. As of December 31, 2004, $45.4 million of inventory not owned relates to sales with continuing involvement.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments in Unconsolidated Joint Ventures
      Summarized condensed combined financial information on unconsolidated entities in which we have investments that are accounted for by the equity method is (dollars in millions):

	December 31,

	2004	2003

Assets:
Cash	$16.2	$1.4
Inventories	270.8	42.3
Other assets	9.8	0.2

Total assets	$296.8	$43.9

Liabilities and equity:
Accounts payable and other liabilities	$20.8	$7.4
Notes payable	113.8	17.2
Equity of:
Technical Olympic USA, Inc.	66.8	7.0
Others	95.4	12.3

Total liabilities and stockholders equity	$296.8	$43.9

	Year Ended
	December 31,

	2004	2003

Revenues	$54.1	$—
Cost and expenses	49.6	—

Net earnings of unconsolidated entities	$4.5	$—

Our share of net earnings	$0.5	$—
Net fees earned	2.7	—

Income from joint ventures	$3.2	$—

      We enter into strategic joint ventures to acquire, to develop and to sell land and/or homesites, as well as to construct and sell homes, in which we have an ownership interest of 50% or less and do not have a controlling interest. Our partners generally are unrelated homebuilders, land sellers or other real estate entities. The unconsolidated entities follow accounting principles generally accepted in the United States of America. We share in the profits and losses of these unconsolidated entities generally in accordance with our ownership interests.
      In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. During 2004, we received management fees and reimbursement of expenses from the unconsolidated entities approximating $2.7 million. Additionally, certain of these ventures delivered 116 homes, which accounted for $34.7 million of the total $54.1 million of unconsolidated partnership revenue.
      In December 2004, we entered into a joint venture agreement with Sunbelt Holdings (Sunbelt) to form Engle/ Sunbelt Holdings, LLC (Engle/ Sunbelt). Upon its inception, the partnership acquired eight of our existing communities in Phoenix, Arizona. Engle/ Sunbelt was formed to develop finished homesites

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and deliver homes in the Phoenix, Arizona market. We and Sunbelt contributed capital of approximately $28.0 million and $3.2 million, respectively, to Engle/ Sunbelt and the venture itself obtained financing arrangements with an aggregate borrowing capacity of $180.0 million, of which $150.0 million related to a term loan and $30.0 million related to a revolving mezzanine financing instrument. We are not obligated with regard to the borrowings by Engle/ Sunbelt, except that through our subsidiary Engle Homes Residential, LLC, we have committed to complete any property development commitments in the event Engle/ Sunbelt defaults. As of December 31, 2004, Engle/ Sunbelt had approximately $117.2 million in total assets and had drawn upon $81.8 million of its total $180.0 million borrowing capacity. In connection with our contribution of certain assets, we recognized a gain of $12.5 million. Due to our continuing involvement with these assets through our investment, we have deferred $10.7 million. This deferral is being recognized in income as homes are delivered from the joint venture. We account for our investment in Engle/ Sunbelt under the equity method of accounting as we have a less than 50% ownership interest and do not have control over its operations.
5.     Accrued Expenses and Other Liabilities
      Accrued expenses and other liabilities consist of the following (dollars in millions):

	December 31,

	2004	2003

Homebuilding:
Accounts payable	$58.4	$44.8
Interest	26.2	23.9
Compensation	22.7	18.2
Taxes, including income and real estate	16.7	11.1
Accrual for unpaid invoices on delivered homes	24.8	16.5
Accrued expenses	20.9	24.1
Warranty costs	6.5	4.9
Deferred revenue	12.7	5.8

Total accounts payable and other liabilities	$188.9	$149.3

      Accounts payable and other liabilities for Financial Services consist primarily of title company escrows.
      During the years ended December 31, 2004 and 2003, changes in our warranty accrual consisted of (dollars in millions):

	Year Ended
	December 31,

	2004	2003

Accrued warranty costs at January 1	$4.9	$4.8
Liability recorded for warranties issued during the period	11.3	9.3
Warranty work performed	(8.0)	(9.1)
Adjustments	(1.7)	(0.1)

Accrued warranty costs at December 31	$6.5	$4.9

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Homebuilding and Financial Services Borrowings

Homebuilding Borrowings
      Homebuilding borrowings consists of the following (dollars in millions):

	December 31,

	2004	2003

Senior notes due 2010, at 9%(a)	$300.0	$300.0
Discount on senior notes	(3.8)	(4.5)
Senior subordinated notes due 2012, at 10 3/8%(a)	185.0	185.0
Senior subordinated notes due 2011, at 7 1/2%(a)	125.0	—
Senior subordinated notes due 2015, at 7 1/2%(a)	200.0	—
Premium (discount) on senior subordinated notes	5.2	(.5)
Revolving credit facility(b)	—	10.0
Other	—	7.9

	$811.4	$497.9

(a)	Interest on the senior and senior subordinated notes due 2012 is payable semi-annually on January 1 and July 1 of each year. Interest on the senior subordinated notes due 2011 and 2015 is payable semi-annually on March 15 and September 15 each year, and January 15 and July 15 each year, respectively. Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our direct and indirect subsidiaries, other than our mortgage and title operations subsidiaries and certain other immaterial subsidiaries (the Non-guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The indentures governing the senior notes and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt (other than under our revolving credit facility), pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities.

Our outstanding senior notes and senior subordinated notes have call features that allow redemption of the notes prior to maturity, upon payment of a “make-whole” premium or, in certain cases, a stated premium as provided in the relevant indenture.

(b)	On October 26, 2004, we entered into an unsecured revolving credit facility replacing our previous $350.0 million revolving credit facility. Our new credit facility increased the amount we are permitted to borrow to the lesser of (i) $600.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The new facility also increased the amount of the letter of credit subfacility to $300.0 million from $175.0 million under our previous credit facility. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we give 10 business days’ notice of our intention to increase the size of the facility and we meet the following conditions: (i) at the time of and after giving effect to the increase, we are in pro forma compliance with our financial covenants; (ii) no default or event of default has occurred and is continuing or would result from the increase, and (iii) the conditions precedent to a borrowing are satisfied as of such date. The revolving credit facility expires on October 26, 2008. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citicorp’s base rate or (B) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ii) the reserve-adjusted Eurodollar base rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities to our adjusted tangible net worth or our senior debt rating. The revolving credit facility requires us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements. The revolving credit facility also places certain restrictions on, among other things, our ability to pay or make dividends or other distributions, create or permit certain liens, make equity investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. Our obligations under the revolving credit facility are guaranteed by our significant domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). As of December 31, 2004, we had no borrowings under the revolving credit facility and had issued letters of credit totaling $136.0 million.
      All of our homebuilding borrowings mature subsequent to December 31, 2009.

Financial Services Borrowings
      On October 22, 2004, our mortgage subsidiary entered into a new $100.0 million revolving warehouse line of credit (the “New Warehouse Line of Credit”) to fund the origination of residential mortgage loans, which is in addition to our Existing Warehouse Line of Credit as described below. Our mortgage subsidiary has the right to increase the size of the New Warehouse Line of Credit to provide up to an additional $50.0 million, subject to meeting certain requirements. The New Warehouse Line of Credit expires on October 22, 2005. The New Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.25% to 3.0% determined based upon the type of mortgage loans being financed. The New Warehouse Line of Credit is secured by funded mortgages, which are pledged as collateral, and requires our mortgage subsidiary to maintain certain financial ratios and minimums. The New Warehouse Line of Credit also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities.
      On December 31, 2004, our mortgage subsidiary amended its existing $90.0 million warehouse line of credit (the “Existing Warehouse Line of Credit”) to reduce the size of the facility to $20.0 million. The Existing Warehouse Line of Credit is used to fund the origination of residential mortgage loans in addition to our New Warehouse Line of Credit. The Existing Warehouse Line of Credit expires December 15, 2005, is secured by funded mortgages, which are pledged as collateral, and requires our mortgage subsidiary to maintain certain financial ratios and minimums. As of December 31, 2004, we had no borrowings under our Existing Warehouse Line of Credit.

Borrowing Capacity
      At December 31, 2004, we had the capacity to borrow an additional $464.0 million under the revolving credit facility and $71.0 million under the warehouse lines of credit, subject to satisfying the relevant borrowing conditions in those facilities.

7.	Acquisitions
      On October 4, 2002, we acquired the net assets of DS Ware Homes LLC, a homebuilder operating in Jacksonville, Florida. We paid $35.6 million in cash. In addition, because certain earnings targets were met for the five-month period after the closing, we paid an additional $5.2 million in cash to the sellers in April 2003. This acquisition resulted in approximately $26.1 million of goodwill.
      On November 18, 2002, we acquired the net assets of Masonry Homes, Inc., a homebuilder operating in the northwestern suburbs of Baltimore and southern Pennsylvania. We paid $17.1 million in cash. In

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
addition, because certain targets were met regarding home sale deliveries, the development and/or subdivision of certain homesites and earnings for the 2004 and 2003 fiscal years, we paid an additional $6.0 million and $11.3 million during the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, $4.0 million of additional consideration was accrued. This acquisition resulted in approximately $21.2 million of goodwill.
      On February 6, 2003, we acquired the net assets of Trophy Homes, Inc., a homebuilder operating in Las Vegas, Nevada and certain homesites for approximately $36.2 million in cash. In addition, because certain targets were met regarding home deliveries during 2004 and 2003, we paid $1.6 million of additional consideration during the years ended December 31, 2004 and 2003, respectively. This acquisition resulted in approximately $9.6 million of goodwill.
      On February 28, 2003, we acquired the net assets of The James Construction Company, a homebuilder operating in the greater Denver, Colorado area, for approximately $22.0 million in cash. In addition, we are obligated to pay an additional $1.4 million to the sellers over a two-year period. This acquisition resulted in no goodwill being recorded.
      In September 2004, we acquired certain assets of Gilligan Homes which included control of approximately 1,100 homesites (including those in unconsolidated joint ventures). The purchase price of the assets acquired was $0.2 million and our investment in the unconsolidated joint ventures at December 31, 2004 is $2.2 million. Gilligan Homes has operations in Maryland, Southern Pennsylvania and Delaware.

8.	Severance and Merger Related Expenses
      Included in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2002 are costs of the merger and integration, such as professional fees and investment banking fees. These fees approximate $6.1 million. Additionally, we incurred approximately $4.8 million in severance charges attributable to former executives whose employment was terminated in connection with the Merger and $7.6 million for severance payments with respect to former Engle executives.

9.	Sale of Westbrooke
      On April 15, 2002, we sold one of our subsidiaries, Westbrooke, to Standard Pacific Corp. (Standard Pacific) for approximately $41.0 million in cash. In addition, Standard Pacific satisfied approximately $54.4 million of Westbrooke’s debt that included approximately $14.2 million of intercompany liabilities owed to us. Upon completion of this sale, we realized a gain of $4.3 million. We determined that in accordance with SFAS 144, as of March 31, 2002, the criteria to classify the Westbrooke assets as held for sale were met.
      Results of Westbrooke’s operations have been classified as discontinued operations. Discontinued operations include Westbrooke revenues, which totaled $44.2 million for the year ended December 31, 2002.

10.	Commitments and Contingencies
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

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and homesite purchase contract deposits. At December 31, 2004, we had total outstanding letters of credit and performance/ surety bonds under these arrangements of approximately of $136.0 million and $161.8 million, respectively.
      We entered into an agreement with an insurance company to underwrite private mortgage insurance on certain loans originated by our mortgage services subsidiary. Under the terms of the agreement, we share in the premiums generated on the loans and are exposed to losses in the event of a loan default. At December 31, 2004, our maximum exposure to losses relating to loans insured is approximately $4.8 million, which is further limited to the amounts held in trust of approximately $1.1 million. We minimize the credit risk associated with such loans through credit investigations of customers as part of the loan origination process and by monitoring the status of the loans and related collateral on a continuous basis.
      We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our consolidated financial position or results of operations.
      In early February 2002, Alec Engelstein, then Chief Executive Officer of Engle Homes, Inc., and David Shapiro, then Vice President-Chief Financial Officer of Engle Homes, Inc., resigned from their executive positions with Engle Homes, Inc. and alleged that they were entitled to receive severance packages in the aggregate amount of approximately $9.4 million, plus other benefits, including a claim by Mr. Engelstein of a monthly retirement benefit equal to 1/12th of his annual salary with such payments to continue for a period of 60 consecutive months. During September 2002, we reached an agreement whereby we would pay $7.6 million, which was recorded in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2002.
      During the year ended December 31, 2004, we completed various sale-leaseback transactions of model homes, for net proceeds of $7.8 million. In connection with these transactions, we deferred profit of $1.3 million which is being amortized over the lease term. The lease term varies on a per home basis and ranges from 3 to 36 months.
      At December 31, 2004, we are obligated under non-cancellable operating leases of office space and equipment. For the year ended December 31, 2004, rent expense under operating leases was $3.6 million. Minimum annual lease payments under these leases at December 31, 2004 are as follows (dollars in millions):

2005	$6.3
2006	3.9
2007	3.1
2008	2.5
2009	1.2
Thereafter	1.1

$18.1

11.	Related Party Transactions
      In 2000, we entered into a purchasing agreement with our ultimate parent, Technical Olympic S.A. The agreement provided that Technical Olympic S.A. would purchase certain of the materials and supplies

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
necessary for operations and sell them to our entities, all in an effort to consolidate the purchasing function. Although Technical Olympic S.A. would incur certain franchise tax expense, we would not be required to pay such additional purchasing liability. Technical Olympic S.A. purchased $302.6 million, $203.7 million and $191.6 million of materials and supplies on our behalf during the years ended December 31, 2004, 2003 and 2002, respectively. These materials and supplies bought by Technical Olympic S.A. under the purchasing agreement are provided to us at Technical Olympic S.A.’s cost. We do not pay a fee or other consideration to Technical Olympic S.A. under the purchasing agreement. We may terminate the purchasing agreement upon 60 days prior notice.
      In 2000, we entered into a management services agreement with Technical Olympic, whereby Technical Olympic will provide certain advisory, administrative and other services. The management services agreement was amended and restated on June 13, 2003. Technical Olympic assigned its obligations and rights under the amended and restated management agreement to Technical Olympic Services, Inc., a Delaware corporation wholly-owned by Technical Olympic S.A., effective as of October 29, 2003. For the years ended December 31, 2004, 2003 and 2002, we incurred $2.5 million, $2.5 million and $1.4 million, respectively. At December 31, 2004 and 2003, $2.0 million and $2.5 million, respectively, has been accrued and is included in accounts payable and other liabilities in the accompanying consolidated statement of financial condition. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income.
      We have sold certain undeveloped real estate tracts to, and entered into a number of agreements (including option contracts and construction contracts) with, Equity Investments, a limited liability company controlled by the brother of one of our executives. We made payments of $5.5 million, $7.2 million and $36.0 million to this entity pursuant to these agreements during the years ended December 31, 2004, 2003 and 2002, respectively. We believe that the terms of these agreements include purchase prices that approximate fair market values.

12.	Income Taxes
      Components of income tax expense (benefit) from continuing operations consist of (dollars in millions):

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$65.5	$43.4	$38.3
State	5.6	3.0	3.7

	71.1	46.4	42.0
Deferred:
Federal	(0.6)	1.5	(1.9)
State	(0.1)	(0.3)	(0.2)

	(0.7)	1.2	(2.1)

	$70.4	$47.6	$39.9

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The difference between total reported income taxes and expected income tax expense computed by applying the federal statutory income tax rate of 37.0% for 2004, 2003 and 2002 to income from continuing operations is reconciled as follows (dollars in millions):

	Year Ended December 31,

	2004	2003	2002

Computed income tax expense at statutory rate	$66.5	$45.6	$37.4
State income taxes	2.7	1.7	2.3
Other, net	1.2	0.3	0.2

Income taxes	$70.4	$47.6	$39.9

      Significant temporary differences that give rise to the deferred tax assets and liabilities from continuing operations are as follows (dollars in millions):

	December 31,

	2004	2003

Deferred tax assets:
Warranty, legal and insurance reserves	$4.5	$3.4
Inventory	7.7	4.3
Accrued compensation	4.0	2.4
State net operating loss carryforwards	0.3	0.4
Other	2.2	2.1

Total deferred tax assets	18.7	12.6
Deferred tax liabilities:
Amortizable intangibles	(9.6)	(7.3)
Prepaid commissions and differences in reporting selling and marketing	(4.3)	(2.4)
Other	(1.8)	(0.5)

Total deferred tax liabilities	(15.7)	(10.2)

Net deferred tax asset	$3.0	$2.4

      The net deferred tax asset included in other assets in the accompanying consolidated statements of financial condition at December 31, 2004 and 2003 was $3.0 million and $2.4 million, respectively. We believe that it is more likely than not that the gross deferred tax assets will be realized or settled due to our ability to generate taxable income exclusive of reversing timing differences. Accordingly, no valuation allowance has been established at December 31, 2004 and 2003.
      Prior to October 2003, we were included in the consolidated federal income tax return with Technical Olympic pursuant to a Tax Allocation Agreement between Technical Olympic and us. Payments of $28.3 million and $37.7 million were made to Technical Olympic for federal income taxes during 2003 and 2002, respectively.

13.	Stockholders’ Equity
      On November 19, 2003, we sold, pursuant to an underwritten public offering, 2.0 million shares of our common stock at a price of $26.00 per share (unadjusted for subsequent stock split). The net proceeds of the offering to us were $48.4 million, after deducting offering costs and underwriting fees of $3.6 million. The offering proceeds were used to pay outstanding indebtedness under our revolving credit facility. In connection with our offering of common stock, Technical Olympic S.A. sold approximately 3.2 million of

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares of our common stock, including 675,000 shares sold pursuant to the underwriters exercise of their over-allotment option.
      Our chief executive officer has the right to purchase on January 1, 2007, 1% of our then outstanding common stock (calculated on a fully diluted basis) at an exercise price of $20.29 per share (subject to specified adjustments.) Our chief executive officer also has the right to purchase on January 1, 2008, an additional 1% of our then outstanding common stock (calculated on a fully diluted basis) at an exercise price of $22.31 per share (subject to specified adjustments.) These rights are being accounted for under the variable accounting method as provided by APB No. 25. These rights vest one year from the date of grant and are exercisable for a 10 year period from the date of grant. In connection with these rights, we recognized compensation expense of $1.4 million during the year ended December 31, 2004 which is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

14.	Stock Option Plan
      During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan (as amended and restated on October 5, 2004), formerly known as the Newmark Homes Corp. Annual and Long-Term Incentive Plan (the Plan), pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities are eligible to receive options to purchase shares of common stock. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 6,000,000.
      Activity under the Plan for the years ended December 31, 2004, 2003 and 2002 is:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	5,136,704	$13.05	3,293,177	$12.92	—	$—
Granted	360,000	$27.00	1,861,554	$13.16	3,293,177	$12.92
Exercised	(12,000)	$12.60	—	$—	—	$—
Forfeited	(7,500)	$13.92	(18,027)	$11.87	—	$—

Options outstanding at end of year	5,477,204	$13.93	5,136,704	$13.05	3,293,177	$12.92

Options exercisable at end of year	2,901,350	$12.62	1,548,031	$12.13	428,103	$11.45

Options available for grant at end of year	484,506		845,264		2,706,823

Weighted average fair market value per share of options granted during the year under SFAS No. 123	$3.47		$3.91		$9.60

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Price	Options	Contractual Life	Price	Options	Price

$10.41-$12.60	2,879,528	8.01 years	$11.85	1,972,713	$12.03
$13.56-$15.24	2,237,676	8.03 years	$14.50	928,637	$13.86
$21.56-$24.19	129,000	9.19 years	$22.82	—	—
$26.09-$29.27	72,000	9.20 years	$26.20	—	—
$28.70-$31.56	129,000	9.19 years	$30.03	—	—
$32.20-$35.42	30,000	9.33 years	$33.81	—	—
      Included in the 5,477,204 options outstanding as of December 31, 2004 are 1,253,662 options granted to executives which contain performance –based accelerated vesting criteria. These options are being accounted for under the variable accounting method as provided for by APB Opinion No. 25. During 2004 and 2003, we recognized an expense of $7.2 million and $1.2 million, respectively, as the market value of our common stock as of our fiscal year end was greater than the exercise price and the vesting accelerated for some of the performance-based options due to targets being achieved during 2004. This expense is included in selling, general and administrative expense in the accompanying consolidated statements of income for the years ended December 31, 2004 and 2003. No expense was recorded during the year ended December 31, 2002 as the exercise price was greater than the current market price of the stock.

15.	Employee Benefit Plans
      We have a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and we match a portion of the employees’ contributions. Our contributions to the plan for the years ended December 31, 2004, 2003 and 2002, amounted to $1.9 million, $1.6 million and $1.3 million, respectively.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Results (Unaudited)
      Quarterly results for the years ended December 31, 2004 and 2003, which have been restated for conformity with the year end presentation, are reflected below (dollars in millions):

	First	Second	Third	Fourth

2004:
Total Revenue	$435.2	$509.5	$517.3	$673.3
Homebuilding gross profit	80.5	95.8	101.8	150.3
Net income	18.0	24.1	28.1	49.4
Basic earnings per share	0.40	0.54	0.63	1.10
Diluted earnings per share	0.40	0.53	0.61	1.06
2003:
Total Revenue	$324.7	$426.9	$443.3	$485.8
Homebuilding gross profit	66.9	82.2	86.5	87.6
Net income	17.6	23.3	21.5	20.3
Basic earnings per share	0.42	0.56	0.52	0.47
Diluted earnings per share	0.42	0.55	0.51	0.46
      Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year. The 2003 and first quarter 2004 per share amounts have been adjusted for the three-for-two stock split declared April 27, 2004.
      In the fourth quarter of 2004, we recorded $3.4 million of variable stock based compensation expense related to the accelerated vesting of certain stock options containing performance based acceleration criteria which were satisfied during the fourth quarter of 2004.

17.	Subsequent Event
      On March 1, 2005, our Board of Directors authorized a five-for-four stock split on all outstanding shares of our common stock. The stock split will be effected in the form of a 25% stock dividend to shareholders of record at the close of business on March 11, 2005. The following pro forma data for the years ended December 31, 2004, 2003, and 2002 have been prepared to reflect such stock split:

	Year Ended December 31,

	2004	2003	2002

Earnings per common share
Basic	$2.13	$1.57	$1.38
Diluted	$2.08	$1.56	$1.38
Weighted average number of common shares outstanding:
Basic	56,060,371	52,720,185	52,272,726
Diluted	57,410,700	53,180,190	52,272,726

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Summarized Financial Information
      Our outstanding senior notes and senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of the Company’s direct and indirect subsidiaries, other than our mortgage and title operations subsidiaries and certain other immaterial subsidiaries (the Non-guarantor Subsidiaries). Each of the Guarantor Subsidiaries is directly or indirectly 100% owned by the Company. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.
Consolidating Statement of Financial Condition

	December 31, 2004

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
ASSETS
Homebuilding:
Cash and cash equivalents	$159.3	$66.3	$—	$—	$225.6
Inventory	—	1,276.2	—	—	1,276.2
Property and equipment, net	6.8	19.9	—	—	26.7
Investments in unconsolidated joint ventures	—	71.6	—	—	71.6
Advances to/ investments in subsidiaries	1,349.9	24.0	(62.8)	(1,311.1)	—
Other assets	22.4	48.7	—	—	71.1
Goodwill	—	110.7	—	—	110.7

	1,538.4	1,617.4	(62.8)	(1,311.1)	1,781.9
Financial Services:
Cash and cash equivalents	—	—	120.0	—	120.0
Mortgage loans held for sale	—	—	75.8	—	75.8
Other assets	—	—	9.8	—	9.8

	—	—	205.6	—	205.6

Total assets	$1,538.4	$1,617.4	$142.8	$(1,311.1)	$1,987.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$64.3	$124.6	$—	$—	$188.9
Customer deposits	—	69.1	—	—	69.1
Obligations for inventory not owned	—	136.2	—	—	136.2
Notes payable	811.4	—	—	—	811.4

	875.7	329.9	—	—	1,205.6
Financial Services:
Accounts payable and other liabilities	—	—	70.2	—	70.2
Bank borrowings	—	—	49.0	—	49.0

	—	—	119.2	—	119.2

Total liabilities	875.7	329.9	119.2	—	1,324.8
Total stockholders’ equity	662.7	1,287.5	23.6	(1,311.1)	662.7

Total liabilities and stockholders’ equity	$1,538.4	$1,617.4	$142.8	$(1,311.1)	$1,987.5

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Financial Condition

	December 31, 2003

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in million)
ASSETS
Homebuilding:
Cash and cash equivalents	$47.5	$47.4	$—	$—	$94.9
Inventory	—	1,172.9	—	—	1,172.9
Property and equipment, net	7.8	15.9	—	—	23.7
Investments in unconsolidated joint ventures	—	10.5	—	—	10.5
Advances to/ investments in subsidiaries	946.2	223.0	22.3	(1,191.5)	—
Other assets	68.6	28.1	—	(53.0)	43.7
Goodwill	—	100.1	—	—	100.1

	1,070.1	1,597.9	22.3	(1,244.5)	1,445.8
Financial Services:
Cash and cash equivalents	—	—	76.5	—	76.5
Mortgage loans held for sale	—	—	75.2	—	75.2
Other assets	—	—	7.5	—	7.5

	—	—	159.2	—	159.2

Total assets	$1,070.1	$1,597.9	$181.5	$(1,244.5)	$1,605.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Accounts payable and other liabilities	$42.5	$159.8	$—	$(53.0)	$149.3
Customer deposits	—	35.5	—	—	35.5
Obligations for inventory not owned	—	246.2	—	—	246.2
Notes payable	480.0	—	—	—	480.0
Bank borrowings	10.0	7.9	—	—	17.9

	532.5	449.4	—	(53.0)	928.9
Financial Services:
Accounts payable and other liabilities	—	—	75.3	—	75.3
Bank borrowings	—	—	63.2	—	63.2

	—	—	138.5	—	138.5

Total liabilities	532.5	449.4	138.5	(53.0)	1,067.4
Total stockholders’ equity	537.6	1,148.5	43.0	(1,191.5)	537.6

Total liabilities and stockholders’ equity	$1,070.1	$1,597.9	$181.5	$(1,244.5)	$1,605.0

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income

	Year Ended December 31, 2004

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Homebuilding:
Revenues	$—	$2,100.8	$—	$—	$2,100.8
Cost of Sales	(0.1)	1,672.5	—	—	1,672.4

Gross Profit	0.1	428.3	—	—	428.4
Selling, general and administrative expenses	50.1	208.8	—	(7.3)	251.6
Income from joint ventures, net	—	(3.2)	—	—	(3.2)
Other (income) expense, net	(153.6)	2.1	—	149.8	(1.7)

Homebuilding pretax income	103.6	220.6	—	(142.5)	181.7
Financial Services:
Revenues	—	—	41.8	(7.3)	34.5
Expenses	—	—	31.6	(5.4)	26.2

Financial Services pretax income	—	—	10.2	(1.9)	8.3

Income before income taxes	103.6	220.6	10.2	(144.4)	190.0
Provision for income taxes	(16.0)	81.7	4.7	—	70.4

Net income	$119.6	$138.9	$5.5	$(144.4)	$119.6

Consolidating Statement of Income

	Year Ended December 31, 2003

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Homebuilding:
Revenues	$—	$1,642.6	$—	$—	$1,642.6
Cost of Sales	—	1,319.4	—	—	1,319.4

Gross Profit	—	323.2	—	—	323.2
Selling, general and administrative expenses	38.6	179.3	—	(5.8)	212.1
Other (income) expense, net	(114.7)	(10.1)	—	121.2	(3.6)

Homebuilding pretax income	76.1	154.0	—	(115.4)	114.7
Financial Services:
Revenues	—	—	43.9	(5.8)	38.1
Expenses	—	—	30.7	(8.2)	22.5

Financial Services pretax income	—	—	13.2	2.4	15.6

Income before income taxes	76.1	154.0	13.2	(113.0)	130.3
Provision for income taxes	(6.6)	48.6	5.6	—	47.6

Net income	$82.7	$105.4	$7.6	$(113.0)	$82.7

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income

	Year Ended December 31, 2002

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Homebuilding:
Revenues	$—	$1,377.7	$—	$—	$1,377.7
Cost of Sales	—	1,101.6	—	—	1,101.6

Gross Profit	—	276.1	—	—	276.1
Selling, general and administrative expenses	18.3	172.8	—	(3.6)	187.5
Other (income) expense, net	(85.1)	(6.7)	—	89.2	(2.6)

Homebuilding pretax income	66.8	110.0	—	(85.6)	91.2
Financial Services:
Revenues	—	—	34.3	(3.6)	30.7
Expenses	—	—	19.9	(4.9)	15.0

Financial Services pretax income	—	—	14.4	1.3	15.7

Income from continuing operations before provision for income taxes	66.8	110.0	14.4	(84.3)	106.9
Provision for income taxes	(5.2)	39.9	5.2	—	39.9

Income from continuing operations	72.0	70.1	9.2	(84.3)	67.0
Discontinued operations:
Income from discontinued operations	—	7.9	—	—	7.9
Provision for income taxes	—	2.9	—	—	2.9

Income from discontinued operations, net of taxes	—	5.0	—	—	5.0

Net income	$72.0	$75.1	$9.2	$(84.3)	$72.0

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows

	Year Ended December 31, 2004

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$119.6	$138.9	$5.5	$(144.4)	$119.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2.9	9.7	—	—	12.6
Non-cash compensation expense	8.8	—	—	—	8.8
Deferred income taxes	(0.6)	—	—	—	(0.6)
Changes in operating assets and liabilities:
Restricted cash	1.5	11.7	4.3	—	17.5
Inventory	1.4	(213.2)	—	—	(211.8)
Other assets	52.4	(20.7)	(2.4)	(52.6)	(23.3)
Accounts payable and other liabilities	20.9	(39.2)	(5.1)	52.6	29.2
Customer deposits	—	33.6	—	—	33.6
Mortgage loans held for sale	—	—	(0.6)	—	(0.6)

Net cash provided by (used in) operating activities	206.9	(79.2)	1.7	(144.4)	(15.0)
Cash Flows from Investing Activities:
Net additions to property and equipment	(1.9)	(13.7)	—	—	(15.6)
Investments in unconsolidated joint ventures	—	(61.1)	—	—	(61.1)
Earn out consideration paid for acquisitions	—	(6.6)	—	—	(6.6)

Net cash used in investing activities	(1.9)	(81.4)	—	—	(83.3)
Cash Flows from Financing Activities:
Net repayments on revolving credit facilities	(10.0)	—	—	—	(10.0)
Proceeds from notes offering	330.0	—	—	—	330.0
Principal payments on unsecured borrowings and senior notes	—	(7.9)	—	—	(7.9)
Net repayments on Financial Services bank borrowings	—	—	(14.3)	—	(14.3)
Payments for deferred financing costs	(5.9)	—	—	—	(5.9)
Proceeds from stock option exercises	0.1	—	—	—	0.1
Dividends paid and distributions by Engle Holdings	(2.0)	—	(24.7)	24.7	(2.0)
Increase (decrease) in intercompany transactions	(403.9)	199.1	85.1	119.7	—

Net cash (used in) provided by financing activities	(91.7)	191.2	46.1	144.4	290.0

Increase (decrease) in cash and cash equivalents	113.3	30.6	47.8	—	191.7
Cash and cash equivalents at beginning of period	46.0	27.7	3.1	—	76.8

Cash and cash equivalents at end of period	$159.3	$58.3	$50.9	$—	$268.5

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows

	Year Ended December 31, 2003

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$82.7	$105.4	$7.6	$(113.0)	$82.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2.0	7.3	—	—	9.3
Non-cash compensation expense	1.4	—	—	—	1.4
Deferred income taxes	(0.7)	—	—	—	(0.7)
Changes in operating assets and liabilities:
Restricted cash	2.5	(0.1)	(50.5)	—	(48.1)
Inventory	0.6	(132.9)	—	—	(132.3)
Other assets	(48.4)	(7.3)	0.1	52.5	(3.1)
Accounts payable and other liabilities	17.8	83.0	53.7	(52.5)	102.0
Customer deposits	—	7.2	—	—	7.2
Mortgage loans held for sale	—	—	(16.4)	—	(16.4)

Net cash provided by (used in) operating activities	57.9	62.6	(5.5)	(113.0)	2.0
Cash Flows from Investing Activities:
Net additions to property and equipment	(6.4)	(12.7)	—	—	(19.1)
Investments in unconsolidated joint ventures	—	(10.5)	—	—	(10.5)
Amounts paid for acquisitions, net of cash acquired	—	(59.6)	—	—	(59.6)
Earn out consideration paid for acquisitions	—	(18.1)	—	—	(18.1)

Net cash used in investing activities	(6.4)	(100.9)	—	—	(107.3)
Cash Flows from Financing Activities:
Net repayments on revolving credit facilities	(45.0)	(0.2)	—	—	(45.2)
Proceeds from notes offering	129.3	—	—	—	129.3
Net proceeds from Financial Services bank borrowings	—	—	14.9	—	14.9
Payments for deferred financing costs	(5.4)	—	—	—	(5.4)
Minority interest in consolidated subsidiaries	—	(9.1)	—	—	(9.1)
Net proceeds from sale of common stock	48.4	—	—	—	48.4
Increase (decrease) in intercompany transactions	(170.3)	68.0	(10.7)	113.0	—

Net cash (used in) provided by financing activities	(43.0)	58.7	4.2	113.0	132.9

Increase (decrease) in cash and cash equivalents	8.5	20.4	(1.3)	—	27.6
Cash and cash equivalents at beginning of period	37.5	7.3	4.4	—	49.2

Cash and cash equivalents at end of period	$46.0	$27.7	$3.1	$—	$76.8

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows

	Year Ended December 31, 2002

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$72.0	$75.1	$9.2	$(84.3)	$72.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations	—	(5.0)	—	—	(5.0)
Depreciation and amortization	1.7	5.8	—	—	7.5
Deferred income taxes	(2.1)	—	—	—	(2.1)
Other adjustments	1.1	—	—	—	1.1
Changes in operating assets and liabilities:
Restricted cash	(4.0)	(11.8)	(3.3)	—	(19.1)
Inventory	—	(75.9)	—	—	(75.9)
Other assets	1.5	(3.5)	(0.4)	—	(2.4)
Accounts payable and other liabilities	25.0	11.4	2.7	—	39.1
Customer deposits	—	(1.6)	—	—	(1.6)
Mortgage loans held for sale	—	—	(7.9)	—	(7.9)

Net cash used in operating activities	95.2	(5.5)	0.3	(84.3)	5.7
Cash Flows from Investing Activities:
Net additions to property and equipment	(3.5)	(5.3)	—	—	(8.8)
Amounts paid for acquisitions, net of cash acquired	—	(49.0)	(2.3)	—	(51.3)

Net cash used in investing activities	(3.5)	(54.3)	(2.3)	—	(60.1)
Cash Flows from Financing Activities:
Net proceeds from revolving credit facilities	—	58.6	—	—	58.6
Proceeds from notes offering	350.0	—	—	—	350.0
Principal payments on unsecured borrowings and senior notes	—	(379.6)	—	—	(379.6)
Net payments on obligations for inventory not owned	—	(13.7)	—	—	(13.7)
Net proceeds from Financial Services bank borrowings	—	—	9.6	—	9.6
Payments for deferred financing costs	(15.3)	—	—	—	(15.3)
Minority interest in consolidated subsidiaries	—	(26.7)	—	—	(26.7)
Dividends paid and distributions by Engle Holdings	(4.8)	—	—	—	(4.8)
Increase (decrease) in intercompany transactions	(384.6)	311.5	(11.2)	84.3	—

Net cash (used in) provided by financing activities	(54.7)	(49.9)	(1.6)	84.3	(21.9)

Net cash provided by (used in) operations	37.0	(109.7)	(3.6)	—	(76.3)
Net cash provided by discontinued operations	—	50.3	—	—	50.3

Increase (decrease) in cash and cash equivalents	37.0	(59.4)	(3.6)	—	(26.0)
Cash and cash equivalents at beginning of period	0.5	66.7	8.0	—	75.2

Cash and cash equivalents at end of period	$37.5	$7.3	$4.4	$—	$49.2