Form 10-Q
period 2005-03-31
TECHNICAL OLYMPIC USA INC
filed 2005-05-04
CIK 1046578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,080,430 shares of common stock as of April 29, 2005.

TECHNICAL OLYMPIC USA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in millions, except shares and par value)

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$145.3	$217.6
Restricted	13.5	8.0
Inventory Deposits	150.1	132.8
Homesites and land under development	393.4	341.2
Residences completed and under construction	708.1	671.0
Inventory not owned	131.1	136.2

	1,382.7	1,281.2
Property and equipment, net	26.6	26.7
Investments in unconsolidated joint ventures	78.2	66.6
Advances to unconsolidated joint ventures	37.6	—
Other assets	77.8	71.1
Goodwill	110.7	110.7

	1,872.4	1,781.9
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	11.5	50.9
Restricted	89.7	69.1
Mortgage loans held for sale	70.7	75.8
Other assets	9.7	9.8

	181.6	205.6

Total assets	$2,054.0	$1,987.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$196.1	$188.9
Customer deposits	79.9	69.1
Obligations for inventory not owned	131.1	136.2
Notes payable	811.5	811.4

	1,218.6	1,205.6
FINANCIAL SERVICES:
Accounts payable and other liabilities	90.2	70.2
Bank borrowings	53.0	49.0

	143.2	119.2

Total liabilities	1,361.8	1,324.8
Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 56,080,430 and 56,070,510 shares issued and outstanding at March 31, 2005, and December 31, 2004, respectively	0.6	0.6
Additional paid-in capital	394.6	388.3
Unearned compensation	(11.5)	(9.0)
Retained earnings	308.5	282.8

Total stockholders’ equity	692.2	662.7

Total liabilities and stockholders’ equity	$2,054.0	$1,987.5

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

HOMEBUILDING:
Revenues:
Home sales	$512.4	$406.7
Land sales	21.2	18.1

	533.6	424.8
Cost of sales:
Home sales	401.0	331.6
Land sales	16.8	12.7

	417.8	344.3

Gross profit	115.8	80.5
Selling, general and administrative expenses	79.0	56.3
(Income) from joint ventures, net	(2.6)	—
Other (income), net	(1.5)	(1.2)

Homebuilding pretax income	40.9	25.4
FINANCIAL SERVICES:
Revenues	10.0	8.7
Expenses	8.7	5.4

Financial Services pretax income	1.3	3.3

Income before provision for income taxes	42.2	28.7
Provision for income taxes	15.8	10.7

Net income	$26.4	$18.0

EARNINGS PER COMMON SHARE:
Basic	$0.47	$0.32

Diluted	$0.45	$0.32

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	56,073,631	56,045,910

Diluted	58,073,548	56,912,646

CASH DIVIDENDS PER SHARE	$0.012	—

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26.4	$18.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2.9	3.3
Non-cash compensation expense	5.2	1.2
Changes in operating assets and liabilities:
Restricted cash	(26.1)	(111.4)
Inventory	(106.5)	(1.9)
Other assets	(43.8)	(30.9)
Accounts payable and other liabilities	25.8	80.6
Customer deposits	10.7	9.6
Mortgage loans held for sale	5.0	13.3

Net cash used in operating activities	(100.4)	(18.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(2.8)	(5.1)
Investments in unconsolidated joint ventures	(11.5)	(8.1)
Earn out consideration paid for acquisitions	—	(6.3)

Net cash used in investing activities	(14.3)	(19.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facilities	—	(10.0)
Proceeds from notes offerings	—	125.0
Proceeds from Homebuilding bank borrowings	—	1.4
Net payments on obligations for inventory not owned	—	(1.1)
Net proceeds from (repayments on) Financial Services bank borrowings	4.0	(43.2)
Payments for deferred financing costs	(0.3)	(1.7)
Minority interest in consolidated subsidiaries	—	(1.7)
Dividends paid	(0.7)	—

Net cash provided by financing activities	3.0	68.7

(Decrease) increase in cash and cash equivalents	(111.7)	31.0
Cash and cash equivalents at beginning of period	268.5	76.8

Cash and cash equivalents at end of period	$156.8	$107.8

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
(Decrease) increase in obligations for inventory not owned and corresponding increase in inventory	$(5.1)	$4.3

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

Interim Presentation

      The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through March 31, 2005 are not necessarily indicative of those that may be achieved for the year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying financial statements. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our December 31, 2004 Annual Report on Form 10-K.

      For the three months ended March 31, 2005 and 2004, we have eliminated inter-segment Financial Services revenues of $1.7 million and $1.8 million, respectively.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options or other common stock equivalents that are freely exercisable into common stock at less than market exercise prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

      The following table represents a reconciliation of weighted average shares outstanding:

	Three Months Ended
	March 31,

	2005	2004

Basic weighted average shares outstanding	56,073,631	56,045,910
Net effect of common stock equivalents assumed to be exercised	1,999,917	866,736

Diluted weighted average shares outstanding	58,073,548	56,912,646

      The shares issued and outstanding and the earnings per share amounts in the consolidated financial statements have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid on June 1, 2004 and a five-for-four stock split effected in the form of a 25% stock dividend paid on March 31, 2005.

Stock-Based Compensation

      We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation cost has been recognized for our stock option plan. If the methodologies of SFAS No. 123 were applied to determine compensation expense for our stock options based on the fair value of our common stock at the grant dates for awards under our option plan, our net income and earnings per

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share for the three months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated below (dollars in millions, except per share amounts):

	Three Months
	Ended March 31,

	2005	2004

Net income as reported	$26.4	$18.0
Add: Stock-based employee compensation included in reported net income, net of tax	3.1	0.7
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(1.3)	(0.5)

Pro forma net income	$28.2	$18.2

Reported earnings per common share:
Basic	$0.47	$0.32
Diluted	$0.45	$0.32
Pro forma earnings per common share:
Basic	$0.50	$0.33
Diluted	$0.49	$0.32

      The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected life	4 – 10 years
Risk-free interest rate	1.47% – 4.02%
Expected volatility	0.42% – 0.48%
Expected dividend yield	0.0%

3.	Inventory

      A summary of Homebuilding interest capitalized in inventory is (dollars in millions):

	Three Months
	Ended March 31,

	2005	2004

Interest capitalized, beginning of period	$36.8	$29.7
Interest incurred	19.1	15.0
Less interest included in:
Cost of sales	(14.7)	(10.7)
Other	(1.0)	(2.0)

Interest capitalized, end of period	$40.2	$32.0

      In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At March 31, 2005 and December 31, 2004, we had refundable and nonrefundable deposits aggregating $150.1 million and $132.8 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.

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

      Generally, homebuilders will enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which may qualify as VIEs. In applying Interpretation No. 46 to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of Interpretation No. 46 at March 31, 2005 was to increase inventory by $94.3 million, excluding deposits of $12.5 million which had been previously recorded, with a corresponding increase to “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. We have also entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.

      From time to time we transfer title to certain parcels of land to unrelated third parties and enter into options with the purchasers to acquire fully developed homesites. In accordance with SFAS No. 66, “Accounting for the Sales of Real Estate,” we have accounted for these transactions as financing arrangements because we have retained a continuing involvement in these properties. As of March 31, 2005, $36.8 million of inventory not owned and obligations for inventory not owned relates to sales with continuing involvement.

4.	Investments in Unconsolidated Joint Ventures

      Summarized condensed combined financial information of unconsolidated entities in which we have investments that are accounted for by the equity method is (dollars in millions):

	March 31,	December 31,
	2005	2004

Assets:
Cash	$28.9	$16.2
Inventories	424.5	270.8
Other assets	7.2	9.8

Total assets	$460.6	$296.8

Liabilities and stockholders’ equity:
Accounts payable and other liabilities	$34.5	$21.0
Notes payable	233.1	113.8
Equity of:
Technical Olympic USA, Inc.	78.2	66.6
Others	114.8	95.4

Total liabilities and stockholders’ equity	$460.6	$296.8

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months
	Ended
	March 31,

	2005	2004

Revenues	$44.9	$—
Cost and expenses	42.6	—

Net earnings of unconsolidated entities	$2.3	$—
Our share of net earnings	$1.0	$—
Net fees earned	1.6	—

Income from joint ventures	$2.6	$—

      We enter into strategic joint ventures to acquire, to develop and to sell land and/or homesites, as well as to construct and sell homes, in which we have a voting ownership interest of 50% or less and do not have a controlling interest. Our partners generally are unrelated homebuilders, land sellers, financial partners or other real estate entities. The unconsolidated entities follow accounting principles generally accepted in the United States of America. At March 31, 2005, we had made short term advances of $37.6 million to these joint ventures.

      In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. For the three months ended March 31, 2005, we received management fees and reimbursement of expenses from the unconsolidated entities approximating $1.6 million. No such fees were received during the three months ended March 31, 2004. In the aggregate, these ventures delivered 141 homes, which accounted for $38.3 million of the total $44.9 million of unconsolidated partnership revenue.

5.	Goodwill

      The change in goodwill for the three months ended March 31, 2005 and 2004 is as follows (dollars in millions):

	Three Months
	Ended March 31,

	2005	2004

Balance at January 1	$110.7	$100.1
Earn out consideration paid or accrued on acquisitions	—	6.3

Balance at March 31	$110.7	$106.4

6.	Borrowings

      Our revolving credit facility permits us to borrow to the lesser of (i) $600.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $300.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our significant domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). The revolving credit facility expires on October 26, 2008. As of March 31, 2005, we had no borrowings under the revolving credit facility and had issued letters of credit totaling $153.3 million. We had $446.7 million remaining in availability, all of which we could have borrowed without violating any of our debt covenants.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our mortgage subsidiary has the ability to borrow up to $120.0 million under two revolving warehouse lines of credit to fund the origination of residential mortgage loans. One of these warehouse lines can be increased to provide up to an additional $50.0 million of availability, subject to meeting certain requirements. One of the lines of credit bears interest at the 30 day LIBOR rate plus a margin of 1.25% to 3.0%, determined based upon the type of mortgage loans being financed, and the other bears interest at the 30 day Eurodollar rate plus a margin of 1.125%. Both warehouse lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. As of March 31, 2005, we had $53.0 million in borrowings under our warehouse lines of credit.

7.	Commitments and Contingencies

      We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations. In addition, a member of our management group has asserted certain claims against us. A lawsuit has not been filed. This matter is subject to further discovery and uncertainties. It is possible that the ultimate resolution of this matter could have a material impact on our results of operations, but we do not anticipate that such resolution will be material to our consolidated financial condition.

      We provide homebuyers with a one-year or two-year limited warranty of workmanship and materials, and an eight-year or ten-year limited warranty covering major structural defects. We generally have recourse against our subcontractors for claims relating to workmanship and materials. We also have a homebuilder protective policy which covers warranty claims for structure and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. Estimated warranty costs are recorded at the time of sale based on historical experience and current factors.

      During the three months ended March 31, 2005 and 2004, changes in our warranty accrual consisted of (dollars in millions):

	Three Months
	Ended
	March 31,

	2005	2004

Accrued warranty costs at January 1	$6.5	$5.2
Liability recorded for warranties issued during the period	2.8	2.4
Warranty work performed	(1.4)	(2.5)
Adjustments	(0.9)	—

Accrued warranty costs at March 31	$7.0	$5.1

8.	Stockholders’ Equity and Stock-Based Compensation

      During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan (the “Plan”) pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities, are eligible to receive shares of restricted common stock and/or options to purchase shares of common stock. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 7,500,000. At March 31, 2005, 6,769,111 options and 42,781 shares of restricted stock had been granted. Of the stock options granted, 1,567,072 contain accelerated vesting criteria or other features that are being accounted for under the variable accounting method as provided by APB Opinion No. 25. During the three months ended March 31, 2005, we recorded compensation expense of $3.5 million related to these accelerated vesting options, as compared to $1.0 million during the three months ended March 31, 2004.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Summarized Financial Information

      Our outstanding senior notes and senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material direct and indirect subsidiaries, other than our mortgage and title operations subsidiaries (the Non-guarantor Subsidiaries). Each of the Guarantor Subsidiaries is directly or indirectly 100% owned by us. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL CONDITION

March 31, 2005

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$71.0	$87.8	$—	$—	$158.8
Inventory	—	1,382.7	—	—	1,382.7
Property and equipment, net	7.8	18.8	—	—	26.6
Investments in unconsolidated joint ventures	—	78.2	—	—	78.2
Advances to/ investments in subsidiaries	1,402.6	(49.9)	(12.8)	(1,339.9)	—
Other assets and advances	74.7	40.7	—	—	115.4
Goodwill	—	110.7	—	—	110.7

	1,556.1	1,669.0	(12.8)	(1,339.9)	1,872.4
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	101.2	—	101.2
Mortgage loans held for sale	—	—	70.7	—	70.7
Other assets	—	—	9.7	—	9.7

	—	—	181.6	—	181.6

Total assets	$1,556.1	$1,669.0	$168.8	$(1,339.9)	$2,054.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$52.4	$143.7	$—	$—	$196.1
Customer deposits	—	79.9	—	—	79.9
Obligations for inventory not owned	—	131.1	—	—	131.1
Notes payable	811.5	—	—	—	811.5

	863.9	354.7	—	—	1,218.6
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	90.2	—	90.2
Bank borrowings	—	—	53.0	—	53.0

	—	—	143.2	—	143.2
Total liabilities	863.9	354.7	143.2	—	1,361.8
Stockholders’ equity	692.2	1,314.3	25.6	(1,339.9)	692.2

Total liabilities and stockholders’ equity	$1,556.1	$1,669.0	$168.8	$(1,339.9)	$2,054.0

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF FINANCIAL CONDITION

December 31, 2004

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$159.3	$66.3	$—	$—	$225.6
Inventory	—	1,281.2	—	—	1,281.2
Property and equipment, net	6.8	19.9	—	—	26.7
Investments in unconsolidated joint ventures	—	66.6	—	—	66.6
Advances to/ investments in subsidiaries	1,349.9	24.0	(62.8)	(1,311.1)	—
Other assets and advances	22.4	48.7	—	—	71.1
Goodwill	—	110.7	—	—	110.7

	1,538.4	1,617.4	(62.8)	(1,311.1)	1,781.9
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	120.0	—	120.0
Mortgage loans held for sale	—	—	75.8	—	75.8
Other assets	—	—	9.8	—	9.8

	—	—	205.6	—	205.6

Total assets	$1,538.4	$1,617.4	$142.8	$(1,311.1)	$1,987.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$64.3	$124.6	$—	$—	$188.9
Customer deposits	—	69.1	—	—	69.1
Obligations for inventory not owned	—	136.2	—	—	136.2
Notes payable	811.4	—	—	—	811.4

	875.7	329.9	—	—	1,205.6
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	70.2	—	70.2
Bank borrowings	—	—	49.0	—	49.0

	—	—	119.2	—	119.2

Total liabilities	875.7	329.9	119.2	—	1,324.8
Stockholders’ equity	662.7	1,287.5	23.6	(1,311.1)	662.7

Total liabilities and stockholders’ equity	$1,538.4	$1,617.4	$142.8	$(1,311.1)	$1,987.5

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2005

	Technical
	Olympic		Non-
	USA,	Guarantor	guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$533.6	$—	$—	$533.6
Cost of sales	—	417.8	—	—	417.8

Gross profit	—	115.8	—	—	115.8
Selling, general and administrative expenses	21.1	59.6	—	(1.7)	79.0
(Income) from joint ventures, net	—	(2.6)	—	—	(2.6)
Other (income) expense, net	(46.9)	15.7	—	29.7	(1.5)

Homebuilding pretax income	25.8	43.1	—	(28.0)	40.9
FINANCIAL SERVICES:
Revenues	—	—	11.7	(1.7)	10.0
Expenses	—	—	9.6	(0.9)	8.7

Financial Services pretax income	—	—	2.1	(0.8)	1.3

Income before provision for income taxes	25.8	43.1	2.1	(28.8)	42.2
Provision (benefit) for income taxes	(0.6)	16.2	0.2	—	15.8

Net income	$26.4	$26.9	$1.9	$(28.8)	$26.4

CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2004

	Technical
	Olympic		Non-
	USA,	Guarantor	guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$424.8	$—	$—	$424.8
Cost of sales	—	344.3	—	—	344.3

Gross profit	—	80.5	—	—	80.5
Selling, general and administrative expenses	10.6	47.5	—	(1.8)	56.3
Other (income) expense, net	(24.8)	(1.7)	—	25.3	(1.2)

Homebuilding pretax income	14.2	34.7	—	(23.5)	25.4
FINANCIAL SERVICES:
Revenues	—	—	10.5	(1.8)	8.7
Expenses	—	—	6.7	(1.3)	5.4

Financial Services pretax income	—	—	3.8	(0.5)	3.3

Income before provision for income taxes	14.2	34.7	3.8	(24.0)	28.7
Provision (benefit) for income taxes	(3.8)	12.9	1.6	—	10.7

Net income	$18.0	$21.8	$2.2	$(24.0)	$18.0

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2005

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$26.4	$26.9	$1.9	$(28.8)	$26.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	0.9	2.0	—	—	2.9
Non-cash compensation expense	5.2	—	—	—	5.2
Changes in operating assets and liabilities:
Restricted cash	(1.1)	(4.5)	(20.5)	—	(26.1)
Inventory	—	(106.5)	—	—	(106.5)
Other assets	(52.0)	8.0	0.2	—	(43.8)
Accounts payable and other liabilities	(13.2)	19.0	20.0	—	25.8
Customer deposits	—	10.7	—	—	10.7
Mortgage loans held for sale	—	—	5.0	—	5.0

Net cash (used in) provided by operating activities	(33.8)	(44.4)	6.6	(28.8)	(100.4)
Cash Flows from Investing Activities:
Net additions to property and equipment	(1.9)	(0.9)	—	—	(2.8)
Investments in unconsolidated joint ventures	—	(11.5)	—	—	(11.5)

Net cash used in investing activities	(1.9)	(12.4)	—	—	(14.3)
Cash Flows from Financing Activities:
Net proceeds from Financial Services bank borrowings	—	—	4.0	—	4.0
Payments for deferred financing costs	(0.3)	—	—	—	(0.3)
Dividends paid	(0.7)	—	—	—	(0.7)
Increase (decrease) in intercompany transactions	(52.7)	73.9	(50.0)	28.8	—

Net cash provided by (used in) financing activities	(53.7)	73.9	(46.0)	28.8	3.0

(Decrease) increase in cash and cash equivalents	(89.4)	17.1	(39.4)	—	(111.7)
Cash and cash equivalents at beginning of period	159.3	58.3	50.9	—	268.5

Cash and cash equivalents at end of period	$69.9	$75.4	$11.5	$—	$156.8

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2004

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$18.0	$22.0	$2.1	$(24.1)	$18.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	0.9	2.4	—	—	3.3
Non-cash compensation expense	1.2	—	—	—	1.2
Changes in operating assets and liabilities:
Restricted cash	0.3	(7.4)	(104.3)	—	(111.4)
Inventory	0.2	(2.1)	—	—	(1.9)
Other assets	2.0	(23.7)	(0.4)	(8.8)	(30.9)
Accounts payable and other liabilities	(13.9)	(17.5)	103.2	8.8	80.6
Customer deposits	—	9.6	—	—	9.6
Mortgage loans held for sale	—	—	13.3	—	13.3

Net cash (used in) provided by operating activities	8.7	(16.7)	13.9	(24.1)	(18.2)
Cash Flows from Investing Activities:
Net additions to property and equipment	(0.4)	(4.7)	—	—	(5.1)
Investments in unconsolidated joint ventures	—	(8.1)	—	—	(8.1)
Earn out consideration paid for acquisitions	—	(6.3)	—	—	(6.3)

Net cash used in investing activities	(0.4)	(19.1)	—	—	(19.5)
Cash Flows from Financing Activities:
Net repayments on revolving credit facilities	(10.0)	—	—	—	(10.0)
Proceeds from notes offering	125.0	—	—	—	125.0
Proceeds from Homebuilding bank borrowings	—	1.4	—	—	1.4
Net payments on obligations for inventory not owned	—	(1.1)	—	—	(1.1)
Net repayments on Financial Services bank borrowings	—	—	(43.2)	—	(43.2)
Payments for deferred financing costs	(1.7)	—	—	—	(1.7)
Minority interest in consolidated subsidiaries	—	(1.7)	—	—	(1.7)
Increase (decrease) in intercompany transactions	(132.3)	77.7	30.5	24.1	—

Net cash provided by (used in) financing activities	(19.0)	76.3	(12.7)	24.1	68.7

Increase (decrease) in cash and cash equivalents	(10.7)	40.5	1.2	—	31.0
Cash and cash equivalents at beginning of period	46.0	27.7	3.1	—	76.8

Cash and cash equivalents at end of period	$35.3	$68.2	$4.3	$—	$107.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      We build homes for inventory and on a pre-sold basis. At March 31, 2005, we had 4,426 homes completed or under construction (including unconsolidated joint ventures), of which approximately 19% were unsold. At March 31, 2005, we had 106 completed unsold homes in our inventory (including unconsolidated joint ventures), of which approximately 44% had been completed for more than 90 days. Our completed unsold homes have decreased by 48% from 203 at December 31, 2004. We are actively working to reduce our speculative home inventory to reduce carrying costs and to increase our available capital.

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

      We were actively selling homes in 247 communities (including 17 through our unconsolidated joint ventures) and 227 communities at March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, total revenues increased 25%, net income increased 46%, net sales orders (including unconsolidated joint ventures) decreased 3% and home deliveries (including unconsolidated joint ventures) increased 32% as compared to the same period in the prior year. Sales value in backlog at March 31, 2005 as compared to March 31, 2004 increased by 51% to $1.8 billion. The 3% decrease in net sales orders is due to delays in opening new communities and deliberate attempts to phase sales to maximize gross margins in high demand markets. Our joint ventures had an additional $0.3 billion in sales backlog. Our home cancellation rate was approximately 14% for the quarter ended March 31, 2005.

      We have entered into, and expect to expand our use of, joint ventures that acquire and develop land for our Homebuilding operations and/or joint ventures that also build and market homes. The majority of these joint ventures are not consolidated. At March 31, 2005, our investment in these unconsolidated joint ventures was $78.2 million, and we had made short term advances of $37.6 million to these joint ventures. In addition, we seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At March 31, 2005, we controlled approximately 55,000 homesites (including unconsolidated joint ventures) of which 72% were controlled through various option arrangements.

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

Critical Accounting Policies

      There have been no significant changes to our critical accounting policies during the three months ended March 31, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations — Consolidated

      Total revenues increased 25% to $543.6 million for the three months ended March 31, 2005, from $433.5 million for the three months ended March 31, 2004. This increase is attributable to an increase in Homebuilding revenues of 26%, and an increase in Financial Services revenues of 15%. Although this was a large increase, delays related to the hurricanes in Florida caused our deliveries to lag behind our expectations. We expect the labor and supply shortages caused by the hurricanes to persist for some time.

      Income before provision for income taxes increased by 48% to $42.2 million for the three months ended March 31, 2005, from $28.7 million for the comparable period in 2004. This increase is attributable to an increase in Homebuilding pretax income to $40.9 million for the three months ended March 31, 2005, from $25.4 million for the three months ended March 31, 2004. This was partially offset by a decline in Financial Services pretax income to $1.3 million for the three months ended March 31, 2005 from $3.3 million for the three months ended March 31, 2004.

      Our effective tax rate was 37.5% and 36.9% for the three months ended March 31, 2005 and 2004, respectively. This increase was due to increases in income in states with higher tax rates. During 2004, the American Jobs Creation Act was enacted. We are currently evaluating the potential impact, if any, of this law on our effective tax rate for the year ended December 31, 2005. At the present time, we do not anticipate that this law will have a material impact on our consolidated financial condition or results of operations.

      As a result of the above, net income increased to $26.4 million (or $0.45 per diluted share) for the three months ended March 31, 2005 from $18.0 million (or $0.32 per diluted share) for the three months ended March 31, 2004.

Results of Operations

      The following tables set forth certain operating and financial data for our homebuilding operations in our four major geographic regions, Florida, the Mid-Atlantic, Texas and the West (dollars in millions, except average price in thousands):

	Three Months Ended March 31,

	2005		2004

	Homes	$	Homes	$

Deliveries:
Florida	757	$212.9	544	$141.5
Mid-Atlantic	122	47.0	120	45.2
Texas	393	94.1	419	101.1
West	595	158.4	434	118.9

Consolidated total	1,867	512.4	1,517	406.7
From unconsolidated joint ventures	141	38.3	—	—

Total	2,008	$550.7	1,517	$406.7

	Three Months Ended March 31,

	2005		2004

	Homes	$	Homes	$

Net Sales Orders(1):
Florida	706	$253.5	1,085	$300.0
Mid-Atlantic	191	83.9	262	110.6
Texas	689	165.8	535	137.2
West	835	274.6	847	186.8

Consolidated total	2,421	777.8	2,729	734.6
From unconsolidated joint ventures	314	102.8	92	27.5

Total	2,735	$880.6	2,821	$762.1

(1)	Net of cancellations

	March 31, 2005			March 31, 2004

			Average			Average
	Homes	$	Price	Homes	$	Price

Sales Backlog:
Florida	2,845	$939.5	$330	2,087	$582.3	$279
Mid-Atlantic	415	178.8	$431	366	153.1	$418
Texas	839	209.1	$249	610	159.4	$261
West	1,549	505.1	$326	1,277	322.6	$253

Consolidated total	5,648	1,832.5	$324	4,340	1,217.4	$281
From unconsolidated joint ventures	842	274.8	$326	92	27.5	$299

Total	6,490	$2,107.3	$325	4,432	$1,244.9	$281

	Three Months Ended March 31,

	2005		2004

	Deliveries	Sales Orders	Deliveries	Sales Orders

Average Price:
Florida	$281	$359	$260	$277
Mid-Atlantic	$385	$439	$376	$422
Texas	$239	$241	$241	$256
West	$266	$329	$274	$221
Consolidated total	$274	$321	$268	$269
From unconsolidated joint ventures	$272	$327	—	$299
Total	$274	$322	$268	$270

	Percentage of Total
	Homebuilding Revenues

	Three Months Ended March 31,

	2005	2004

Gross Profit	21.7%	19.0%
SG&A	14.8%	13.3%
Income from joint ventures	(0.5)%	—
Other (income) expense, net	(0.3)%	(0.3)%

Homebuilding pretax income	7.7%	6.0%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      Homebuilding revenues increased 26% to $533.6 million for the three months ended March 31, 2005, from $424.8 million for the three months ended March 31, 2004. This increase is due primarily to an increase in revenues from home sales to $512.4 million for the three months ended March 31, 2005, from $406.7 million for the comparable period in 2004. The 26% increase in revenue from home sales was due to (1) a 23% increase in home deliveries to 1,867 from 1,517 for the three months ended March 31, 2005 and 2004, respectively, and (2) a 2% increase in the average selling price on homes delivered to $274,000 from $268,000 in the comparable period of the prior year. A significant component of this increase was the 50% increase in revenues from home sales in our Florida region for the three months ended March 31, 2005 as compared to the same period in 2004. This increase was due to a 39% increase in home deliveries and an 8% increase in the average selling price of such homes. In addition to the increase in revenue from home sales, we generated additional revenue from land sales. Land sales increased to $21.2 million for the three months ended March 31, 2005, as compared to $18.1 million for the three months ended March 31, 2004. As part of our land inventory management strategy, we regularly review our land portfolio. As a result of these reviews, we will seek to sell land when we have changed our strategy for a certain property and/or we have determined that the potential profit realizable from a sale of a property outweighs the economics of developing a community. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future, but may fluctuate significantly from period to period.

      Our Homebuilding gross profit increased 44% to $115.8 million for the three months ended March 31, 2005, from $80.5 million for the three months ended March 31, 2004. This increase is primarily due to an increase in revenue from home sales and an improved gross margin on home sales. Our gross margin on home sales increased to 21.7% for the three months ended March 31, 2005, from 19.0% for the three months ended March 31, 2004. This increase from period to period is primarily due to an increase in gross margin across many of our markets resulting from stronger housing demand which offset increases in land costs resulting from our increased use of option contracts. For the three months ended March 31, 2005, we generated gross profit on land sales of $4.4 million, as compared to $5.4 million for the comparable period in 2004.

      SG&A expenses increased to $79.0 million for the three months ended March 31, 2005, from $56.3 million for the three months ended March 31, 2004. As a percentage of Homebuilding revenues, SG&A expenses increased to 14.8% for the three months ended March 31, 2005, as compared to 13.3% for the same period in 2004. SG&A expenses as a percentage of revenues from home sales for the three months ended March 31, 2005 increased to 15.4%, as compared to 13.8% for the three months ended March 31, 2004.

      The 160 basis point increase in SG&A expenses as a percentage of home sales revenues is due to an increase of $4.0 million in stock based compensation expense, one-time bonus payments, increased management fees, litigation reserves, professional fees and higher compensation expense due to increased head count. For the three months ended March 31, 2005 and 2004, we recognized a compensation charge of $5.0 million and $1.0 million, respectively, for variable accounting of certain stock-based awards which include performance-based accelerated vesting criteria that were partially vested during the year and certain other common stock purchase rights.

      For the three months ended March 31, 2005, income from joint ventures of $2.6 million includes our share of net earnings from these entities and management fees.

Net Sales Orders and Backlog Units (including joint ventures)

      For the three months ended March 31, 2005, net sales orders units decreased by 3% due to delays in opening new communities and deliberate attempts to phase sales to maximize gross margins in high demand markets. For the three months ended March 31, 2005, the dollar value of these units increased by 16% over the three months ended March 31, 2004, due to an increase in the average net sales price to $322,000 from $270,000 over these same periods.

      We had 6,490 homes in backlog, as of March 31, 2005, as compared to 4,432 homes in backlog as of March 31, 2004.

Backlog Dollar Amounts (excluding joint ventures)

      The dollar amount of backlog increased 51% to $1.8 billion at March 31, 2005, from $1.2 billion at March 31, 2004, while the average price of homes in backlog increased to $324,000 from $281,000 from period to period. The increase in the average price of homes in backlog was primarily due to our ability to increase prices in markets with strong housing demand and a change in the product mix of our homes in backlog.

Financial Services

      Financial Services revenues increased to $10.0 million for the three months ended March 31, 2005, from $8.7 million for the three months ended March 31, 2004. This 15% increase is due primarily to an increase in the number of closings at our title and mortgage operations offset by reduced gains in selling mortgages in the secondary market caused by a shift toward more adjustable rate mortgage loans and market reductions in the interest rate margin. For the three months ended March 31, 2005, our mix of mortgage originations was 42% adjustable rate mortgages (of which approximately 70% were interest only) and 58% fixed rate mortgages, which is a shift from the comparable period in the prior year of 26% adjustable rate mortgages and 74% fixed rate mortgages. The average FICO score of our homebuyers during the three months ended March 31, 2005 was 730 and the average loan to value ratio on first mortgages was 77%. For the three months ended March 31, 2005, approximately 9% of our homebuyers paid in cash as compared to 14% during the three months ended March 31, 2004. Our mortgage operations capture ratio for non-cash homebuyers decreased to 60% for the three months ended March 31, 2005 from 63% for the three months ended March 31, 2004. The number of closings at our mortgage operations increased to 1,462 for the three months ended March 31, 2005, from 1,049 for the three months ended March 31, 2004. Our title operations capture ratio decreased to 79% of our homebuyers for the three months ended March 31, 2005, from 90% for the comparable period in 2004 due to an organizational change in our Phoenix operations causing a loss of closings for the period. However, the number of closings at our title operations increased to 4,600 for the three months ended March 31, 2005, from 4,373 for the same period in 2004. Non-affiliated customers accounted for approximately 77% of our title company revenues for the three months ended March 31, 2005.

      Financial Services expenses increased to $8.7 million for the three months ended March 31, 2005, from $5.4 million for the three months ended March 31, 2004. This 56% increase is a result of higher staff levels to support anticipated increased loan activity.

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

      At March 31, 2005, we had unrestricted cash and cash equivalents of $156.8 million as compared to $268.5 million at December 31, 2004.

      Cash used in operating activities was $100.4 million during the three months ended March 31, 2005, as compared to $18.2 million during the three months ended March 31, 2004. The increase in the use of cash in operating activities primarily is due to an increase of $106.5 million in additional inventory, consistent with our strategy to increase the number of active communities and our land positions. At March 31, 2005 compared to March 31, 2004, our controlled homesites increased to approximately 55,000 from 47,000 and our homes completed or under construction increased to 4,426 from 3,226. Our homes completed or under construction increased due to our 46% increase in homes in backlog. These expenditures have been financed by retained earnings and with the issuance of $325.0 million in senior subordinated notes. Because of our rapid growth in recent periods, our operations have generally used more cash than they have generated. We expect this trend to continue as long as we are experiencing similar growth.

      Cash used in investing activities was $14.3 million during the three months ended March 31, 2005, as compared to $19.5 million during the three months ended March 31, 2004. The decrease in the use of cash in investing activities primarily is due to additional investments in joint ventures of $3.4 million during the three months ended March 31, 2005, offset by additional consideration of $6.3 million paid during the three months ended March 31, 2004 with respect to those companies acquired in the fourth quarter of 2002.

Financing Activities

      Our consolidated borrowings at March 31, 2005 were $864.5 million, up from $860.4 million at December 31, 2004, resulting from an increase in Financial Services borrowings to $53.0 million from $49.0 million at the same dates. At March 31, 2005, our Homebuilding borrowings of $811.5 million included $300.0 million in 9% senior notes due 2010, $185.0 million of 10 3/8% senior subordinated notes due 2012, $125.0 million of 7 1/2% senior subordinated notes due 2011, and $200.0 million of 7 1/2% senior subordinated notes due 2015. Our weighted average debt to maturity is 7.0 years, while our average inventory turnover is 1.7 times per year.

      Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material direct and indirect subsidiaries, other than our mortgage and title operations subsidiaries (the Non-guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to the senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt. The indentures governing the senior notes and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt (other than under our revolving credit facility), pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities. Interest on our outstanding senior notes and senior subordinated notes is payable semi-annually each year.

      Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 49.0% at March 31, 2005 from 47.3% at December 31, 2004, due primarily to the use of cash in our operations. As noted above, we have made significant investments in inventory consistent with our growth strategy which we have financed through debt and internally generated cash, resulting in an increase in our financial leverage. We believe that our financial leverage is appropriate given our industry, size and current growth strategy.

	Homebuilding Net Debt to
	Capital

	March 31,	December 31,
	2005	2004

Notes payable	$811.5	$811.4
Bank borrowings	—	—

Homebuilding borrowings(1)	$811.5	$811.4
Less: unrestricted cash	145.3	217.6

Homebuilding net debt	$666.2	$593.8
Stockholders’ equity	692.2	662.7

Total capital(2)	$1,358.4	$1,256.5

Ratio	49.0%	47.3%

(1)	Does not include obligations for inventory not owned of $131.1 million at March 31, 2005 and $136.2 million at December 31, 2004, all of which are non-recourse to us.

(2)	Does not include Financial Services bank borrowings of $53.0 million at March 31, 2005 and $49.0 million at December 31, 2004.

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

      Our revolving credit facility permits us to borrow to the lesser of (i) $600.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $300.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our significant domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). The revolving credit facility expires on October 26, 2008. As of March 31, 2005, we had no borrowings under the revolving credit facility and had issued letters of credit totaling $153.3 million. We had $446.7 million remaining in availability, all of which we could have borrowed without violating any of our debt covenants.

      Our mortgage subsidiary has the ability to borrow up to $120.0 million under two revolving warehouse lines of credit to fund the origination of residential mortgage loans. One of these warehouse lines can be increased to provide up to an additional $50.0 million of availability, subject to meeting certain requirements. One of the lines of credit bears interest at the 30 day LIBOR rate plus a margin of 1.25% to 3.0%, determined based upon the type of mortgage loans being financed, and the other bears interest at the 30 day Eurodollar rate plus a margin of 1.125%. Both warehouse lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. As of March 31, 2005, we had $53.0 million in borrowings under our warehouse lines of credit.

      We believe that we have adequate financial resources, including unrestricted cash, availability under our current revolving credit facility and the warehouse lines of credit, and relationships with financial partners to meet our current and anticipated working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $72.8 million (at March 31, 2005, based on the outstanding balances and interest rates as of such date). However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional debt or equity financing to operate or expand our business.

      At March 31, 2005, the amount of our annual debt service payments was $72.8 million. This amount included annual debt service payments on the senior and senior subordinated notes of $70.6 million and interest payments on the revolving credit facility, the warehouse lines of credit, and other notes of $2.2 million based on the balances outstanding as of March 31, 2005. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payment by $0.5 million per year.

Off Balance Sheet Arrangements

Land and Homesite Option Contracts

      We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. These option contracts are either with land sellers or financial investors who have acquired the land to enter into option contracts with us. Option contracts allow us to control significant homesite positions with a minimal capital investment and substantially reduce the risk associated with land ownership and development. At March 31, 2005, we had refundable and non-refundable deposits of $150.1 million and had issued letters of credit of approximately $90.6 million associated with our option contracts. The financial exposure for nonperformance on our part in these transactions is generally limited to our deposits and/or letters of credit.

      Additionally, at March 31, 2005, we had outstanding performance/ surety bonds outstanding of approximately $186.1 million and letters of credit of approximately $62.7 million primarily related to land development activities.

Investments in Unconsolidated Joint Ventures

      We have entered into, and expect to expand our use of, joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. In addition, we have, on a selective basis, entered into joint ventures that acquire and develop land for sale to unrelated third parties. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us, and we do not provide any financial guarantees; as a result, our financial exposure generally is limited to our investment. At March 31, 2005, we had investments in unconsolidated joint ventures of $78.2 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner.

      We believe that the use of these off-balance sheet arrangements enables us to acquire attractive land positions, which we may not have otherwise been able to acquire at favorable terms, mitigate and share risk associated with land ownership and development, increase our return on assets and extend our capital resources. As a result, we view the use of these off-balance sheet arrangements as beneficial to our Homebuilding activities.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found throughout this Quarterly Report and specifically in the material set forth in the section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “expect,” “estimate,” “project,” and “future.” Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our expectations regarding our continued use of option contracts, investments in unconsolidated joint ventures and other off-balance sheet arrangements to control homesites and manage our business and their effect on our business;

•	our expectations regarding the labor and supply shortages in Florida resulting from the 2004 hurricanes;

•	our expectations regarding our use of cash in operations;

•	our expectations regarding future land sales;

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our annual debt service payments, and land acquisition and development needs;

•	our expectations regarding the impact on our business and profits of phasing sales in some of our high demand markets; and

•	our expectation that the American Jobs Creation Act will not have a material impact on our consolidated financial condition or results of operations.

      These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The most important factors that could cause the assumptions underlying forward-looking statements and actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies;

•	our relationship with Technical Olympic, S.A. and its control over our business activities;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as increases in interest or unemployment rates or decline in consumer confidence or the demand for, or the prices of, housing;

•	events which would impede our ability to open new communities and/or deliver homes within anticipated timeframes and/or within anticipated budgets;

•	an increase in interest rates;

•	an increase in the cost, or shortages in the availability of, labor and materials;

•	our ability to compete in our existing and future markets;

•	our ability to successfully utilize and recognize the anticipated benefits of joint venture and option contracts;

•	the impact of hurricanes, tornadoes or other natural disasters or weather conditions on our business, including the potential for shortages and increased costs of materials and qualified labor and the potential for delays in construction and obtaining government approvals; and

•	an increase or change in governmental regulations, or in the interpretation and/or enforcement of existing governmental regulations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      At March 31, 2005, $810.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing construction loans, warehouse lines of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of March 31, 2005, we had an aggregate of approximately $53.0 million drawn under our bank loan arrangements that were subject to changes in interest rates. Consequently, an increase or decrease of 1% in interest rates will change our annual debt service payments by $0.5 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.

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

      Our Annual Report on Form 10-K for the year ended December 31, 2004 contains further information regarding our market risk. There have been no material changes in our market risk since December 31, 2004.

Item 4.	Controls and Procedures

      To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we maintain disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2005. Based on such evaluation, such officers have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information

Independent Contractor Agreement with J. Eric Rome

      On April 1, 2003, the Company and Mr. Rome entered into an employment agreement to reflect his responsibilities as an Executive Vice President of our homebuilding operations. On March 10, 2005, this agreement was terminated, and Mr. Rome entered into a separation and independent contractor agreement with the Company. Pursuant to the new agreement, Mr. Rome will actively seek real property for acquisition by the Company’s homebuilding operations. The agreement provides that Mr. Rome will receive an initial payment of $82,500, monthly payments of $38,667 per month from March 15, 2005 through December 31, 2007, and an additional aggregate payment of $1,286,000 payable in four quarterly installments beginning on

April 15, 2005, and certain other benefits and perquisites. In addition, Mr. Rome will be paid 3% of the base purchase price of any property identified by him and ultimately acquired by the Company and is eligible to receive additional compensation if such property exceeds specified Company profit margin targets upon development. In the event of a change of control of the Company, Mr. Rome is entitled to terminate the agreement and receive an accelerated payment of all amounts due to him under the agreement. The agreement can be terminated by Mr. Rome on 60 days’ notice to the Company. The agreement with Mr. Rome contains certain limited non-compete and non-disclosure provisions.

      Policy for Compensation of Outside Directors

      On March 3, 2005, the Company adopted a revised Policy for Compensation of Outside Directors. The revised policy provides that our outside directors (which we consider to be those directors who are not employees of the Company, Technical Olympic, S.A., or their affiliates), will receive an annual fee of $60,000, an annual equity award of either non-qualified stock options or restricted stock valued at $60,000, and reimbursement of reasonable out-of-pocket expenses incurred for attendance at Board and Board committee meetings. Under the policy, our senior outside director will receive an annual cash retainer of $120,000, an annual equity award of either non-qualified stock options or restricted stock valued at $120,000, and reimbursement of reasonable out-of-pocket expenses incurred for attendance at Board and Board Committee meetings. In addition, the chairperson of the Audit Committee will receive an additional annual fee of $20,000, and the chairperson of the Human Resources, Compensation, and Benefits Committee will receive an additional annual fee of $10,000.

Item 6.	Exhibits

Exhibit
Number	Description

10.29	First Amended Confidential Separation Agreement, General Release and Independent Contractor Agreement, by and between Eric Rome and Technical Olympic USA, Inc., dated as of March 10, 2005.
10.30	Policy for Compensation of Outside Directors of Technical Olympic USA, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNICAL OLYMPIC USA, INC.

Date: May 3, 2005	By: /s/ DAVID J. KELLER Name: David J. Keller Title: Senior Vice President, Chief Financial Officer and Treasurer

Date: May 3, 2005	By: /s/ RANDY L. KOTLER Name: Randy L. Kotler Title: Vice President — Chief Accounting Officer