Form 10-Q
period 2005-06-30
TECHNICAL OLYMPIC USA INC
filed 2005-08-03
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
(Registrant’s telephone number, including area code)
(954) 364-4000
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
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,093,602 shares of common stock as of July 29, 2005.

TECHNICAL OLYMPIC USA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in millions, except shares and par value)

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$73.3	$217.6
Restricted	2.9	8.0
Inventory:
Deposits	186.1	132.8
Homesites and land under development	492.2	341.2
Residences completed and under construction	736.4	671.0
Inventory not owned	103.6	136.2

	1,518.3	1,281.2
Property and equipment, net	25.9	26.7
Investments in unconsolidated joint ventures	82.4	66.6
Advances to unconsolidated joint ventures	15.4	—
Other assets	87.0	71.1
Goodwill	110.7	110.7

	1,915.9	1,781.9
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	4.2	50.9
Restricted	70.0	69.1
Mortgage loans held for sale	60.9	75.8
Other assets	12.6	9.8

	147.7	205.6

Total assets	$2,063.6	$1,987.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

HOMEBUILDING:
Accounts payable and other liabilities	$200.3	$188.9
Customer deposits	90.8	69.1
Obligations for inventory not owned	103.6	136.2
Notes payable	811.5	811.4

	1,206.2	1,205.6
FINANCIAL SERVICES:
Accounts payable and other liabilities	71.7	70.2
Bank borrowings	49.4	49.0

	121.1	119.2

Total liabilities	1,327.3	1,324.8
Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 56,093,602 and 56,070,510 shares issued and outstanding at June 30, 2005, and December 31, 2004, respectively	0.6	0.6
Additional paid-in capital	393.3	388.3
Unearned compensation	(11.0)	(9.0)
Retained earnings	353.4	282.8

Total stockholders’ equity	736.3	662.7

Total liabilities and stockholders’ equity	$2,063.6	$1,987.5

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

HOMEBUILDING:
Revenues:
Home sales	$582.1	$462.5	$1,094.5	$869.3
Land sales	33.7	35.8	54.9	53.9

	615.8	498.3	1,149.4	923.2
Cost of sales:
Home sales	448.2	374.0	849.2	705.6
Land sales	29.9	28.5	46.7	41.2

	478.1	402.5	895.9	746.8

Gross profit	137.7	95.8	253.5	176.4
Selling, general and administrative expenses	77.1	59.4	156.5	115.7
(Income) from joint ventures, net	(8.1)	—	(10.7)	—
Other (income) expense, net	(2.3)	0.7	(4.2)	(0.5)

Homebuilding pretax income	71.0	35.7	111.9	61.2
FINANCIAL SERVICES:
Revenues	11.4	9.4	21.4	18.2
Expenses	9.0	6.9	17.7	12.5

Financial Services pretax income	2.4	2.5	3.7	5.7

Income before provision for income taxes	73.4	38.2	115.6	66.9
Provision for income taxes	27.7	14.1	43.5	24.7

Net income	$45.7	$24.1	$72.1	$42.2

EARNINGS PER COMMON SHARE:
Basic	$0.82	$0.43	$1.29	$0.75

Diluted	$0.79	$0.42	$1.24	$0.74

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	56,083,450	56,060,228	56,078,578	56,053,078

Diluted	58,189,548	57,195,224	58,157,052	57,053,943

CASH DIVIDENDS PER SHARE	$0.015	$0.012	$0.027	$0.012

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72.1	$42.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6.3	6.4
Non-cash compensation expense	4.8	1.7
Equity in earnings from unconsolidated subsidiaries	3.8	—
Changes in operating assets and liabilities:
Restricted cash	4.2	0.2
Inventory	(269.6)	(74.9)
Other assets	(33.3)	(43.4)
Accounts payable and other liabilities	11.0	(32.0)
Customer deposits	21.6	21.7
Mortgage loans held for sale	14.9	14.4

Net cash used in operating activities	(164.2)	(63.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(6.0)	(9.2)
Investments in unconsolidated joint ventures	(19.6)	(13.9)
Earn out consideration paid for acquisitions	—	(6.6)

Net cash used in investing activities	(25.6)	(29.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facilities	—	(10.0)
Proceeds from notes offerings	—	125.0
Proceeds from Homebuilding bank borrowings	—	1.6
Net payments on obligations for inventory not owned	—	(5.2)
Net proceeds from (repayments on) Financial Services bank borrowings	0.4	(9.3)
Payments for deferred financing costs	(0.3)	(2.0)
Dividends paid	(1.5)	(0.7)
Other	0.2	(0.6)

Net cash (used in) provided by financing activities	(1.2)	98.8

(Decrease) increase in cash and cash equivalents	(191.0)	5.4
Cash and cash equivalents at beginning of period	268.5	76.8

Cash and cash equivalents at end of period	$77.5	$82.2

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Decrease in obligations for inventory not owned and corresponding decrease in inventory	$(32.6)	$(34.1)

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

1.	Business and Organization

Business
      Technical Olympic USA, Inc. is a homebuilder with a geographically diversified national presence. We operate in 16 metropolitan markets located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West. We design, build, and market detached single-family residences, townhomes and condominiums. We also provide title and mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights to investors.

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

Interim Presentation
      The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through June 30, 2005 are not necessarily indicative of those that may be achieved for the year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying financial statements. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our December 31, 2004 Annual Report on Form 10-K.
      For the three months ended June 30, 2005 and 2004, we have eliminated inter-segment Financial Services revenues of $2.1 million and $1.8 million, respectively. For the six months ended June 30, 2005 and 2004, we have eliminated inter-segment Financial Services revenues of $3.8 million and $3.6 million, respectively.

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
      The following table represents a reconciliation of weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Basic weighted average shares outstanding	56,083,450	56,060,228	56,078,578	56,053,078
Net effect of stock options assumed to be exercised	2,106,098	1,134,996	2,078,474	1,000,865

Diluted weighted average shares outstanding	58,189,548	57,195,224	58,157,052	57,053,943

      The shares issued and outstanding and the earnings per share amounts in the consolidated financial statements have been adjusted to reflect a five-for-four stock split effected in the form of a 25% stock dividend paid on March 31, 2005.

Stock-Based Compensation
      We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation cost has been recognized as all stock options granted under our stock option plan have exercise prices at or greater than the market value of our stock on the grant date. If the methodologies of SFAS No. 123 were applied to determine compensation expense for our stock options based on the fair value of our common stock at the grant dates for awards under our option plan, our net income and earnings per share for the three and six months ended June 30, 2005 and

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004, would have been adjusted to the pro forma amounts indicated below (dollars in millions, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income as reported	$45.7	$24.1	$72.1	$42.2
Add: Stock-based employee compensation included in reported net income, net of tax	(0.3)	0.4	2.8	1.0
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(0.6)	(0.6)	(1.9)	(1.1)

Pro forma net income	$44.8	$23.9	$73.0	$42.1

Reported earnings per common share:
Basic	$0.82	$0.43	$1.29	$0.75
Diluted	$0.79	$0.42	$1.24	$0.74
Pro forma earnings per common share:
Basic	$0.80	$0.43	$1.30	$0.75
Diluted	$0.77	$0.42	$1.26	$0.74
      The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected life	4-10 years
Risk-free interest rate	1.47%-4.02%
Expected volatility	0.42%-0.48%
Expected dividend yield	0.0%

3.	Inventory
      A summary of Homebuilding interest capitalized in inventory is (dollars in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Interest capitalized, beginning of period	$40.2	$32.0	$36.8	$29.7
Interest incurred	19.6	16.7	38.7	31.6
Less interest included in:
Cost of sales	(17.7)	(12.8)	(32.4)	(23.5)
Other	1.0	(0.2)	—	(2.1)

Interest capitalized, end of period	$43.1	$35.7	$43.1	$35.7

      In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At June 30, 2005 and December 31, 2004, we had refundable and nonrefundable deposits aggregating $186.1 million and $132.8 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.

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
      Generally, homebuilders will enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which may qualify as VIEs. In applying Interpretation No. 46 to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of Interpretation No. 46 at June 30, 2005 was to increase inventory by $73.6 million, excluding deposits of $9.9 million, which had been previously recorded, with a corresponding increase to “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. We have also entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.
      From time to time we transfer title to certain parcels of land to unrelated third parties and enter into options with the purchasers to acquire fully developed homesites. In accordance with SFAS No. 66, “Accounting for the Sales of Real Estate,” we have accounted for these transactions as financing arrangements because we have retained a continuing involvement in these properties. As of June 30, 2005, $30.0 million of inventory not owned and obligations for inventory not owned relates to sales with continuing involvement.

4.	Investments in Unconsolidated Joint Ventures
      Summarized condensed combined financial information of unconsolidated entities in which we have investments that are accounted for by the equity method is (dollars in millions):

	June 30, 2005

	Land	Home
	Development	Construction	Total

Assets:
Cash	$13.2	$27.5	$40.7
Inventories	196.3	243.3	439.6
Other assets	3.7	10.3	14.0

Total assets	$213.2	$281.1	$494.3

Liabilities and equity:
Accounts payable and other liabilities	$10.7	$30.8	$41.5
Notes payable	140.9	113.4	254.3
Equity of:
Technical Olympic USA, Inc.	29.4	53.0	82.4
Others	32.2	83.9	116.1

Total liabilities and equity	$213.2	$281.1	$494.3

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

	Land	Home
	Development	Construction	Total

Assets:
Cash	$1.4	$14.8	$16.2
Inventories	74.0	196.8	270.8
Other assets	1.4	8.4	9.8

Total assets	$76.8	$220.0	$296.8

Liabilities and equity:
Accounts payable and other liabilities	$11.0	$10.0	$21.0
Notes payable	32.0	81.8	113.8
Equity of:
Technical Olympic USA, Inc.	15.6	51.0	66.6
Others	18.2	77.2	95.4

Total liabilities and equity	$76.8	$220.0	$296.8

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005

	Land	Home		Land	Home
	Development	Construction	Total	Development	Construction	Total

Revenues	$3.5	$65.1	$68.6	$10.2	$103.4	$113.6
Cost and expenses	4.2	57.9	62.1	11.8	92.9	104.7

Net earnings (losses) of unconsolidated entities	$(0.7)	$7.2	$6.5	$(1.6)	$10.5	$8.9

Our share of net earnings (losses)	$(0.5)	$3.0	$2.5	$(0.8)	$4.6	$3.8
Management fees earned	0.8	4.8	5.6	1.6	5.3	6.9

Income from joint ventures	$0.3	$7.8	$8.1	$0.8	$9.9	$10.7

      We enter into strategic joint ventures to acquire, to develop and to sell land and/or homesites, as well as to construct and sell homes, in which we have a voting ownership interest of 50% or less and do not have a controlling interest. Our partners generally are unrelated homebuilders, land sellers, financial partners or other real estate entities. At June 30, 2005, we had made short term advances of $15.4 million to these joint ventures. As indicated above, we have segregated joint venture activity between joint ventures involved only in land development and those involved in both home construction and land development.
      In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We received management fees from the unconsolidated entities approximating $5.6 million and $6.9 million for the three and six months ended June 30, 2005, respectively. These fees are included in income from joint ventures in the accompanying consolidated statements of income. No such fees were received during the three and six months ended June 30, 2004 as our unconsolidated joint venture operations during these periods were insignificant. In the aggregate, these ventures delivered 203 and 344 homes for the three and six months ended June 30, 2005, respectively.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill
      The change in goodwill for the six months ended June 30, 2005 and 2004 is as follows (dollars in millions):

	Six Months
	Ended
	June 30,

	2005	2004

Balance at January 1	$110.7	$100.1
Earn out consideration paid or accrued on acquisitions	—	6.6

Balance at June 30	$110.7	$106.7

6.	Borrowings
      Our revolving credit facility permits us to borrow to the lesser of (i) $600.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $300.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our material direct and indirect subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). The revolving credit facility expires on October 26, 2008. As of June 30, 2005, we had no borrowings under the revolving credit facility and had issued letters of credit totaling $140.0 million. We had $460.0 million remaining in availability, all of which we could have borrowed without violating any of our debt covenants.
      Our mortgage subsidiary has the ability to borrow up to $120.0 million under two revolving warehouse lines of credit to fund the origination of residential mortgage loans. One of these warehouse lines can be increased to provide up to an additional $50.0 million of availability, subject to meeting certain requirements. One of the lines of credit bears interest at the 30 day LIBOR rate plus a margin of 1.25% to 3.0%, determined based upon the type of mortgage loans being financed, and the other bears interest at the 30 day Eurodollar rate plus a margin of 1.125%. Both warehouse lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. As of June 30, 2005, we had $49.4 million in borrowings under our warehouse lines of credit.

7.	Commitments and Contingencies
      We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition or results of operations. In addition, a member of our management group has asserted certain claims against us. A lawsuit has not been filed. This matter is subject to further discovery and uncertainties. We do not anticipate that the resolution of this matter will be material to our consolidated financial condition or our results of operations.
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

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the six months ended June 30, 2005 and 2004, changes in our warranty accrual consisted of (dollars in millions):

	Six Months
	Ended
	June 30,

	2005	2004

Accrued warranty costs at January 1	$6.4	$5.2
Liability recorded for warranties issued during the period	6.0	4.6
Warranty work performed	(4.1)	(3.9)
Adjustments	(0.6)	—

Accrued warranty costs at June 30	$7.7	$5.9

8.	Stockholders’ Equity and Stock-Based Compensation
      During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan (the “Plan”) pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities, are eligible to receive shares of restricted common stock and/or options to purchase shares of common stock. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 7,500,000. At June 30, 2005, 6,749,360 options and 43,703 shares of restricted stock had been granted. Of the stock options granted, 1,567,072 contain accelerated vesting criteria or other features that are being accounted for under the variable accounting method as provided by APB Opinion No. 25. Additionally, certain stock purchase rights have been granted to our chief executive officer that are subject to the variable accounting method. During the three and six months ended June 30, 2005, we recognized income of $0.5 million and expense of $4.5 million, respectively, related to these accelerated vesting options and stock purchase rights, as compared to expense of $0.7 million and $1.7 million, respectively, during the three and six months ended June 30, 2004.

9.	Subsequent Event
      On August 1, 2005, through a joint venture, we completed the acquisition of the homebuilding assets and operations of Transeastern Properties, Inc. (“Transeastern”) headquartered in Coral Springs, Florida. Our joint venture partner is an entity controlled by the former majority owners of Transeastern. The joint venture acquired Transeastern’s homebuilding assets, including work in process, finished lots and certain land option rights, for approximately $826.2 million (which includes the assumption of $112.0 million of liabilities). An earnout of up to an additional $75.0 million will be paid, to the sellers, if certain conditions are met. In addition to the net assets acquired in the transaction, the joint venture will have a right of first offer on land developed by a related entity of our joint venture partner for a period of five years. We are the managing member of the joint venture and hold a 50% voting interest. The joint venture is funded with $675.0 million of third party debt capacity (of which $560.0 million was drawn), a $20.0 million subordinated bridge loan from us and $165.0 million of equity, of which $90.0 million was contributed by us. The third party debt is secured by the joint venture’s assets and ownership interests and is non-recourse to us. We will account for this joint venture under the equity method of accounting.

10.	Summarized Financial Information
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

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Financial Condition
June 30, 2005

	Technical		Non-
	Olympic	Guarantor	Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$31.6	$44.6	$—	$—	$76.2
Inventory	—	1,518.3	—	—	1,518.3
Property and equipment, net	7.1	18.8	—	—	25.9
Investments in unconsolidated joint ventures	—	82.4	—	—	82.4
Advances to unconsolidated joint ventures	—	15.4	—	—	15.4
Investments in/Advances to consolidated subsidiaries	1,516.4	(147.5)	(7.1)	(1,361.8)	—
Other assets and advances	53.3	33.7	—	—	87.0
Goodwill	—	110.7	—	—	110.7

	1,608.4	1,676.4	(7.1)	(1,361.8)	1,915.9
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	74.2	—	74.2
Mortgage loans held for sale	—	—	60.9	—	60.9
Other assets	—	—	12.6	—	12.6

	—	—	147.7	—	147.7

Total Assets	$1,608.4	$1,676.4	$140.6	$(1,361.8)	$2,063.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

HOMEBUILDING:
Accounts payable and other liabilities	$60.6	$139.7	$—	$—	$200.3
Customer deposits	—	90.8	—	—	90.8
Obligations for inventory not owned	—	103.6	—	—	103.6
Notes payable	811.5	—	—	—	811.5

	872.1	334.1	—	—	1,206.2
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	71.7	—	71.7
Bank borrowings	—	—	49.4	—	49.4

	—	—	121.1	—	121.1
Total liabilities	872.1	334.1	121.1	—	1,327.3
Stockholders’ equity	736.3	1,342.3	19.5	(1,361.8)	736.3

Total liabilities and stockholders’ equity	$1,608.4	$1,676.4	$140.6	$(1,361.8)	$2,063.6

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

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Three Months Ended June 30, 2005

	Technical		Non-
	Olympic	Guarantor	Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$615.8	$—	$—	$615.8
Cost of sales	—	478.1	—	—	478.1

Gross profit	—	137.7	—	—	137.7
Selling, general and administrative expenses	15.0	64.2	—	(2.1)	77.1
(Income) from joint ventures, net	—	(8.1)	—	—	(8.1)
Other (income) expense, net	(68.1)	1.5	—	64.3	(2.3)

Homebuilding pretax income	53.1	80.1	—	(62.2)	71.0
FINANCIAL SERVICES:
Revenues	—	—	13.5	(2.1)	11.4
Expenses	—	—	10.5	(1.5)	9.0

Financial Services pretax income	—	—	3.0	(0.6)	2.4

Income before provision for income taxes	53.1	80.1	3.0	(62.8)	73.4
Provision (benefit) for income taxes	(0.6)	27.2	1.1	—	27.7

Net income	$53.7	$52.9	$1.9	$(62.8)	$45.7

Consolidating Statement of Income
Three Months Ended June 30, 2004

	Technical		Non-
	Olympic	Guarantor	Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$498.3	$—	$—	$498.3
Cost of sales	—	402.5	—	—	402.5

Gross profit	—	95.8	—	—	95.8
Selling, general and administrative expenses	10.2	51.0	—	(1.8)	59.4
Other (income) expense, net	(29.4)	(0.9)	—	31.0	0.7

Homebuilding pretax income	19.2	45.7	—	(29.2)	35.7
FINANCIAL SERVICES:
Revenues	—	—	11.2	(1.8)	9.4
Expenses	—	—	8.4	(1.5)	6.9

Financial Services pretax income	—	—	2.8	(0.3)	2.5

Income before provision (benefit) for income taxes	19.2	45.7	2.8	(29.5)	38.2
Provision (benefit) for income taxes	(4.9)	16.9	2.1	—	14.1

Net income	$24.1	$28.8	$0.7	$(29.5)	$24.1

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Six Months Ended June 30, 2005

	Technical		Non-
	Olympic	Guarantor	Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$1,149.4	$—	$—	$1,149.4
Cost of sales	—	895.9	—	—	895.9

Gross profit	—	253.5	—	—	253.5
Selling, general and administrative expenses	36.5	123.8	—	(3.8)	156.5
(Income) from joint ventures, net	—	(10.7)	—	—	(10.7)
Other (income) expense, net	(107.4)	17.2	—	86.0	(4.2)

Homebuilding pretax income	70.9	123.2	—	(82.2)	111.9
FINANCIAL SERVICES:
Revenues	—	—	25.2	(3.8)	21.4
Expenses	—	—	20.1	(2.4)	17.7

Financial Services pretax income	—	—	5.1	(1.4)	3.7

Income before provision for income taxes	70.9	123.2	5.1	(83.6)	115.6
Provision (benefit) for income taxes	(1.2)	43.4	1.3	—	43.5

Net income	$72.1	$79.8	$3.8	$(83.6)	$72.1

Consolidating Statement of Income
Six Months Ended June 30, 2004

	Technical		Non-
	Olympic	Guarantor	Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$923.2	$—	$—	$923.2
Cost of sales	—	746.8	—	—	746.8

Gross profit	—	176.4	—	—	176.4
Selling, general and administrative expenses	20.8	98.5	—	(3.6)	115.7
Other (income) expense, net	(54.2)	(2.6)	—	56.3	(0.5)

Homebuilding pretax income	33.4	80.5	—	(52.7)	61.2
FINANCIAL SERVICES:
Revenues	—	—	21.8	(3.6)	18.2
Expenses	—	—	15.2	(2.7)	12.5

Financial Services pretax income	—	—	6.6	(0.9)	5.7

Income before provision (benefit) for income taxes	33.4	80.5	6.6	(53.6)	66.9
Provision (benefit) for income taxes	(8.8)	29.8	3.7	—	24.7

Net income	$42.2	$50.7	$2.9	$(53.6)	$42.2

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2005

	Technical		Non-
	Olympic	Guarantor	Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$72.1	$79.8	$3.8	$(83.6)	$72.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1.8	4.5	—	—	6.3
Non-cash compensation expense	4.8	—	—	—	4.8
Equity in earnings from unconsolidated subsidiaries	—	3.8	—	—	3.8
Changes in operating assets and liabilities:
Restricted cash	(1.2)	6.3	(0.9)	—	4.2
Inventory	—	(269.6)	—	—	(269.6)
Other assets	(30.6)	—	(2.7)	—	(33.3)
Accounts payable and other liabilities	(5.6)	15.0	1.6	—	11.0
Customer deposits	—	21.6	—	—	21.6
Mortgage loans held for sale	—	—	14.9	—	14.9

Net cash (used in) provided by operating activities	41.3	(138.6)	16.7	(83.6)	(164.2)
Cash Flows from Investing Activities:
Net additions to property and equipment	(2.1)	(3.9)	—	—	(6.0)
Investments in unconsolidated joint ventures	—	(19.6)	—	—	(19.6)

Net cash used in investing activities	(2.1)	(23.5)	—	—	(25.6)
Cash Flows from Financing Activities:
Net proceeds from Financial Services bank borrowings	—	—	0.4	—	0.4
Payments for deferred financing costs	(0.3)	—	—	—	(0.3)
Dividends paid	(1.5)	—	(8.0)	8.0	(1.5)
Increase (decrease) in intercompany transactions	(166.6)	146.8	(55.8)	75.6	—
Other	0.2	—	—	—	0.2

Net cash provided by (used in) financing activities	(168.2)	146.8	(63.4)	83.6	(1.2)

(Decrease) increase in cash and cash equivalents	(129.0)	(15.3)	(46.7)	—	(191.0)
Cash and cash equivalents at beginning of period	159.3	58.3	50.9	—	268.5

Cash and cash equivalents at end of period	$30.3	$43.0	$4.2	—	$77.5

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Six Months Ended June 30, 2004

	Technical		Non-
	Olympic	Guarantor	Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$42.2	$50.7	$2.9	$(53.6)	$42.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1.6	4.8	—	—	6.4
Non-cash compensation expense	1.7	—	—	—	1.7
Changes in operating assets and liabilities:
Restricted cash	1.5	(5.6)	4.3	—	0.2
Inventory	0.3	(75.2)	—	—	(74.9)
Other assets	(11.7)	(32.2)	(1.9)	2.4	(43.4)
Accounts payable and other liabilities	(4.4)	(20.1)	(5.1)	(2.4)	(32.0)
Customer deposits	—	21.7	—	—	21.7
Mortgage loans held for sale	—	—	14.4	—	14.4

Net cash (used in) provided by operating activities	31.2	(55.9)	14.6	(53.6)	(63.7)
Cash Flows from Investing Activities:
Net additions to property and equipment	(0.9)	(8.3)	—	—	(9.2)
Investments in unconsolidated joint ventures	—	(13.9)	—	—	(13.9)
Earn out consideration paid for acquisitions	—	(6.6)	—	—	(6.6)

Net cash used in investing activities	(0.9)	(28.8)	—	—	(29.7)
Cash Flows from Financing Activities:
Net repayments on revolving credit facilities	(10.0)	—	—	—	(10.0)
Proceeds from notes offering	125.0	—	—	—	125.0
Proceeds from Homebuilding bank borrowings	—	1.6	—	—	1.6
Net payments on obligations for inventory not owned	—	(5.2)	—	—	(5.2)
Net repayments on Financial Services bank borrowings	—	—	(9.3)	—	(9.3)
Payments for deferred financing costs	(2.0)	—	—	—	(2.0)
Dividends paid	(0.7)	—	—	—	(0.7)
Increase (decrease) in intercompany transactions	(159.9)	109.8	(3.5)	53.6	—
Other	0.2	(0.8)	—	—	(0.6)

Net cash provided by (used in) financing activities	(47.4)	105.4	(12.8)	53.6	98.8

Increase (decrease) in cash and cash equivalents	(17.1)	20.7	1.8	—	5.4
Cash and cash equivalents at beginning of period	46.0	27.7	3.1	—	76.8

Cash and cash equivalents at end of period	$28.9	$48.4	$4.9	—	$82.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
      We generate revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”), which comprise our operating segments. Through our Homebuilding operations we design, build and market high-quality detached single-family residences, town homes and condominiums in 16 metropolitan markets located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West.

Florida	Mid-Atlantic	Texas	West

Jacksonville	Baltimore /Southern Pennsylvania	Austin	Central Colorado
Orlando	Delaware	Dallas/Ft. Worth	Las Vegas
Southeast Florida	Nashville	Houston	Phoenix
Southwest Florida	Northern Virginia	San Antonio
Tampa/ St. Petersburg
      We build homes for inventory and on a pre-sold basis. At June 30, 2005, we had 5,138 homes completed or under construction (including unconsolidated joint ventures), of which approximately 15% were unsold. At June 30, 2005, we had 128 completed unsold homes in our inventory (including unconsolidated joint ventures), of which approximately 19% had been completed for more than 90 days. Our completed unsold homes have decreased by 37% from 203 at December 31, 2004; however, they are up slightly from 106 at March 31, 2005. At June 30, 2005, our completed unsold homes in inventory represent under 3% of the total homes completed or under construction (and average less than one per active community) as compared to 5% at December 31, 2004. We are actively working to reduce our finished speculative home inventory to reduce carrying costs and to increase our available capital.
      Once a sales contract with a buyer has been approved, we classify the transaction as a “new sales order” and include the home in “backlog.” Such sales orders are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. At closing, title passes to the buyer and a home is considered to be “delivered” and is removed from backlog. Revenue and cost of sales are recognized upon the delivery of the home, land or homesite when title is transferred to the buyer. We estimate that the average period between the execution of a sales contract for a home and closing is approximately six to twelve months for presold homes; however, this varies by market. The principal expenses of our Homebuilding operations are (i) cost of sales and (ii) selling, general and administrative (“SG&A”) expenses. Costs of home sales include land and land development costs, home construction costs, previously capitalized indirect costs, capitalized interest and estimated warranty costs. SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses, sales commission costs, and closing costs. Sales commissions are included in selling, general and administrative costs when the related revenue is recognized. As used herein, “Homebuilding” includes results of home and land sales. “Home sales” includes results related only to the sale of homes.
      We were actively selling homes in 228 communities (including 20 through our unconsolidated joint ventures) and 253 communities at June 30, 2005 and 2004, respectively. The decline in active communities is due to delays associated with bringing new communities on line and the completion of sales activities in other communities. For the three months ended June 30, 2005, total revenues increased 24%, net income increased 90%, net sales orders (including unconsolidated joint ventures) increased 14% and home deliveries (including unconsolidated joint ventures) increased 32% as compared to the same period in the prior year. For the six months ended June 30, 2005, total revenues increased 24%, net income increased 71%, net sales orders (including unconsolidated joint ventures) increased 6% and home deliveries (including unconsolidated joint ventures) increased 32% as compared to the same period in the prior year. Sales value in backlog at June 30, 2005 as compared to June 30, 2004 increased by 37% to $2.1 billion. Our joint ventures had an additional $0.4 billion in sales backlog at June 30, 2005. Our home cancellation rate was approximately 14% for both the three and six months ended June 30, 2005. Our percentage of converting backlog units at the beginning of the quarter to deliveries during the quarter was 34%, which is consistent with the first quarter of 2005. We anticipate that this conversion rate will begin to improve in the last half of the year as a result of our efforts to reduce our sales to delivery timeline. We continue to be impacted by labor and supply shortages and increases in the cost of materials caused by the Florida hurricanes in 2004 and 2005 and expect them to continue for some time.
      We have entered into, and expect to expand our use of, joint ventures that acquire and develop land for our Homebuilding operations and/or joint ventures that additionally build and market homes. The majority of these joint ventures are not consolidated. At June 30, 2005, our investment in these unconsolidated joint ventures was $82.4 million, and we had made short term advances of $15.4 million to these joint ventures. In addition, we seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At June 30, 2005, we controlled approximately 74,000 homesites (including unconsolidated joint ventures) of which 81% were controlled through various option arrangements.
      To provide homebuyers with a seamless home purchasing experience, we have a complementary financial services business where we provide mortgage financing and closing services and offer title, homeowners’ and other insurance products to our homebuyers and others. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. Our closing services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income, and the gain on the sale of the mortgages. Our title operations’ revenues consist primarily of title insurance and closing services. The principal expenses of our Financial Services operations are SG&A expenses, which consist primarily of compensation and interest expense on our warehouse lines of credit.
Critical Accounting Policies
      There have been no significant changes to our critical accounting policies during the six months ended June 30, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.
Recent Developments
      On August 1, 2005, through a joint venture, we completed the acquisition of the homebuilding assets and operations of Transeastern Properties, Inc. (“Transeastern”) headquartered in Coral Springs, Florida. Our joint venture partner is an entity controlled by the former majority owners of Transeastern. The joint venture acquired Transeastern’s homebuilding assets, including work in process, finished lots and certain land option rights, for approximately $826.2 million (which includes the assumption of $112.0 million of liabilities). An earnout of up to an additional $75.0 million will be paid, to the sellers, if certain conditions are met. In addition to the net assets acquired in the transaction, the joint venture will have a right of first offer on land developed by a related entity of our joint venture partner for a period of five years. We are the managing member of the joint venture and hold a 50% voting interest. The joint venture is funded with $675.0 million of third party debt capacity (of which $560.0 million was drawn), a $20.0 million subordinated bridge loan from us and $165.0 million of equity, of which $90.0 million was contributed by us. The third party debt is secured by the joint venture’s assets and ownership interests and is non-recourse to us. We will account for this joint venture under the equity method of accounting.

Results of Operations — Consolidated

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
      Total revenues increased 24% to $627.2 million for the three months ended June 30, 2005, from $507.7 million for the three months ended June 30, 2004. This increase is attributable to an increase in Homebuilding revenues of 24%, and an increase in Financial Services revenues of 21%.
      Income before provision for income taxes increased by 92% to $73.4 million for the three months ended June 30, 2005, from $38.2 million for the comparable period in 2004. This increase is attributable to an increase in Homebuilding pretax income to $71.0 million for the three months ended June 30, 2005, from $35.7 million for the three months ended June 30, 2004.
      Our effective tax rate was 37.8% and 37.0% for the three months ended June 30, 2005 and 2004, respectively. This increase was due to increases in income in states with higher tax rates.
      As a result of the above, net income increased to $45.7 million (or $0.79 per diluted share) for the three months ended June 30, 2005 from $24.1 million (or $0.42 per diluted share) for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
      Total revenues increased 24% to $1,170.8 million for the six months ended June 30, 2005, from $941.4 million for the six months ended June 30, 2004. This increase is attributable to an increase in Homebuilding revenues of 25%, and an increase in Financial Services revenues of 18%.
      Income before provision for income taxes increased by 73% to $115.6 million for the six months ended June 30, 2005, from $66.9 million for the comparable period in 2004. This increase is attributable to an increase in Homebuilding pretax income to $111.9 million for the six months ended June 30, 2005, from $61.2 million for the six months ended June 30, 2004. This was partially offset by a decline in Financial Services pretax income to $3.7 million for the six months ended June 30, 2005 from $5.7 million for the six months ended June 30, 2004.
      Our effective tax rate was 37.7% and 37.0% for the six months ended June 30, 2005 and 2004, respectively. This increase was due to increases in income in states with higher tax rates.
      As a result of the above, net income increased to $72.1 million (or $1.24 per diluted share) for the six months ended June 30, 2005 from $42.2 million (or $0.74 per diluted share) for the six months ended June 30, 2004.

Results of Operations
      The following tables set forth certain operating and financial data for our homebuilding operations in our four major geographic regions, Florida, the Mid-Atlantic, Texas and the West (dollars in millions, except average price in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	Homes	$	Homes	$	Homes	$	Homes	$

Deliveries:
Florida	760	$223.3	556	$147.2	1,517	$436.2	1,100	$288.7
Mid-Atlantic	155	64.3	115	43.4	277	111.3	235	88.6
Texas	454	110.2	470	120.1	847	204.3	889	221.2
West	643	184.3	541	151.8	1,238	342.7	975	270.8

Consolidated total	2,012	582.1	1,682	462.5	3,879	1,094.5	3,199	869.3
From unconsolidated joint ventures	203	65.1	2	0.6	344	103.4	2	0.6

Total	2,215	$647.2	1,684	$463.1	4,223	$1,197.9	3,201	$869.9

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	Homes	$	Homes	$	Homes	$	Homes	$

Net Sales Orders(1):
Florida	776	$261.3	971	$289.1	1,482	$514.9	2,056	$589.1
Mid-Atlantic	205	89.5	250	110.3	396	173.4	512	220.9
Texas	735	190.7	453	116.3	1,424	356.5	988	253.5
West	983	310.0	971	267.2	1,818	584.6	1,818	454.0

Consolidated total	2,699	851.5	2,645	782.9	5,120	1,629.4	5,374	1,517.5
From unconsolidated joint ventures	486	179.4	138	42.7	800	282.1	230	70.2

Total	3,185	$1,030.9	2,783	$825.6	5,920	$1,911.5	5,604	$1,587.7

(1)	Net of cancellations

	June 30, 2005			June 30, 2004

			Average			Average
	Homes	$	Price	Homes	$	Price

Sales Backlog:
Florida	2,861	$977.5	$342	2,502	$724.2	$290
Mid-Atlantic	465	204.0	$439	501	220.0	$439
Texas	1,120	289.6	$259	593	155.6	$262
West	1,889	630.8	$334	1,707	438.0	$257

Consolidated total	6,335	2,101.9	$332	5,303	1,537.8	$290
From unconsolidated joint ventures	1,125	389.1	$346	228	69.6	$305

Total	7,460	$2,491.0	$334	5,531	$1,607.4	$291

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

		Sales		Sales		Sales		Sales
	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders

Average Price:
Florida	$294	$337	$265	$298	$288	$347	$262	$287
Mid-Atlantic	$415	$437	$378	$441	$402	$438	$377	$432
Texas	$243	$259	$256	$257	$241	$250	$249	$257
West	$287	$315	$281	$275	$277	$322	$278	$250
Consolidated total	$289	$316	$275	$296	$282	$318	$272	$282
From unconsolidated joint ventures	$321	$369	$309	$309	$301	$353	$309	$305
Total	$292	$324	$275	$297	$284	$323	$272	$283

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
      Homebuilding revenues increased 24% to $615.8 million for the three months ended June 30, 2005, from $498.3 million for the three months ended June 30, 2004. This increase is due primarily to an increase in revenues from home sales to $582.1 million for the three months ended June 30, 2005, from $462.5 million for the comparable period in 2004. The 26% increase in revenue from home sales was due to (1) a 20% increase in home deliveries to 2,012 from 1,682 for the three months ended June 30, 2005 and 2004, respectively, and (2) a 5% increase in the average selling price on homes delivered to $289,000 from $275,000 in the comparable period of the prior year. A significant component of this increase was the 52% increase in revenues from home sales in our Florida region for the three months ended June 30, 2005, as compared to the same period in 2004. This increase was due to a 37% increase in home deliveries and an 11% increase in the average selling price of such homes. In addition to revenue from home sales, we generated $33.7 million in revenue from land sales for the three months ended June 30, 2005, as compared to $35.8 million for the three months ended June 30, 2004. As part of our land inventory management strategy, we regularly review our land portfolio. As a result of these reviews, we will seek to sell land when we have changed our strategy for a certain property and/or we have determined that the potential profit realizable from a sale of a property outweighs the economics of developing a community. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future, but may fluctuate significantly from period to period.
      Our Homebuilding gross profit increased 44% to $137.7 million for the three months ended June 30, 2005, from $95.8 million for the three months ended June 30, 2004. This increase is primarily due to an increase in revenue from home sales and an improved gross margin on home sales. Our gross margin on home sales increased to 23.0% for the three months ended June 30, 2005, from 19.1% for the three months ended June 30, 2004. This increase from period to period is primarily due to the phasing of sales to maximize revenues and improve margins and improved control over costs, such as the re-engineering of existing products to reduce costs of construction, and the reduction of carrying costs on inventory through improved control over the number of unsold homes completed or under construction, particularly in our Texas and West regions. For the three months ended June 30, 2005, we generated gross profit on land sales of $3.8 million, as compared to $7.3 million for the comparable period in 2004.
      SG&A expenses increased to $77.1 million for the three months ended June 30, 2005, from $59.4 million for the three months ended June 30, 2004. SG&A expenses as a percentage of revenues from home sales for the three months ended June 30, 2005 increased to 13.2%, as compared to 12.8% for the three months ended June 30, 2004.
      The 40 basis point increase in SG&A expenses as a percentage of home sales revenues is partially due to an increase in compensation expense resulting from increased head count to support our joint venture activities. For the three months ended June 30, 2005, the income associated with these activities is $8.1 million, including management fees of $5.6 million, which is shown separately as income from joint ventures in our consolidated statement of income. This increase was partially offset by a decrease of $1.2 million in stock based compensation expense. For the three months ended June 30, 2005 and 2004, we recognized income of $0.5 million and expense of $0.7 million, respectively, due to the variable accounting treatment of certain stock-based awards which include performance-based accelerated vesting criteria and certain other common stock purchase rights.
      Our net profit margin is calculated by dividing net income by home sales revenues. Our net profit margin increased to 7.9% from 5.2% due to improved gross margins and joint venture revenues.

Net Sales Orders and Backlog Units (including joint ventures)
      For the three months ended June 30, 2005, net sales orders increased by 14% as compared to the same period in 2004, due to an increase in sales in our Texas and West Regions, which were partially offset by decreases in our Florida and Mid-Atlantic regions from the deliberate phasing of sales to improve gross margins. For the three months ended June 30, 2005, the sales value of these new orders increased by 25% over the three months ended June 30, 2004, due to an increase in the average net sales price to $324,000 from $297,000 over these same periods.
      We had 7,460 homes in backlog, as of June 30, 2005, as compared to 5,531 homes in backlog as of June 30, 2004.

Backlog Sales Value (excluding joint ventures)
      The sales value of backlog increased 37% to $2.1 billion at June 30, 2005, from $1.5 billion at June 30, 2004, while the average selling price of homes in backlog increased to $332,000 from $290,000 from period to period. The increase in the average selling price of homes in backlog was primarily due to our ability to increase prices in markets with strong housing demand as well as our continued efforts to phase sales, especially in our Florida and Mid-Atlantic regions, to maximize gross margins.

Financial Services
      Financial Services revenues increased to $11.4 million for the three months ended June 30, 2005, from $9.4 million for the three months ended June 30, 2004. This 21% increase is due primarily to an increase in the number of closings at our title and mortgage operations offset by reduced gains in selling mortgages in the secondary market caused by a shift toward more adjustable rate mortgage loans and market reductions in the interest rate margin. For the three months ended June 30, 2005, our mix of mortgage originations was 41% adjustable rate mortgages (of which approximately 77% were interest only) and 59% fixed rate mortgages, which is a shift from the comparable period in the prior year of 35% adjustable rate mortgages and 65% fixed rate mortgages. The average FICO score of our homebuyers during the three months ended June 30, 2005 was 729, and the average loan to value ratio on first mortgages was 77%. For the three months ended June 30, 2005, approximately 11% of our homebuyers paid in cash as compared to 12% during the three months ended June 30, 2004. Our mortgage operations capture ratio for non-cash homebuyers increased to 61% for the three months ended June 30, 2005 from 58% for the three months ended June 30, 2004. The number of closings at our mortgage operations increased to 1,204 for the three months ended June 30, 2005, from 1,141 for the three months ended June 30, 2004. Our title operations capture ratio decreased to 87% of our homebuyers for the three months ended June 30, 2005, from 98% for the comparable period in 2004 due to an organizational change in our Phoenix operations causing a loss of closings for the period. However, the number of closings at our title operations increased to 5,938 for the three months ended June 30, 2005, from 5,339 for the same period in 2004. Non-affiliated customers accounted for approximately 75% of our title company revenues for the three months ended June 30, 2005.
      Financial Services expenses increased to $9.0 million for the three months ended June 30, 2005, from $6.9 million for the three months ended June 30, 2004. This 30% increase is a result of higher staff levels to support anticipated increased loan activity.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
      Homebuilding revenues increased 25% to $1,149.4 million for the six months ended June 30, 2005, from $923.2 million for the six months ended June 30, 2004. This increase is due primarily to an increase in revenues from home sales to $1,094.5 million for the six months ended June 30, 2005, from $869.3 million for the comparable period in 2004. The 26% increase in revenue from home sales was due to (1) a 21% increase in home deliveries to 3,879 from 3,199 for the six months ended June 30, 2005 and 2004, respectively, and (2) a 4% increase in the average selling price on homes delivered to $282,000 from $272,000 in the comparable period of the prior year. A significant component of this increase was the 51% increase in revenues from home sales in our Florida region for the six months ended June 30, 2005 as compared to the same period in 2004. This increase was due to a 38% increase in home deliveries and a 10% increase in the average selling price of such homes. In addition to revenue from home sales, we generated revenue from land sales of $54.9 million for the six months ended June 30, 2005, as compared to $53.9 million for the six months ended June 30, 2004. As discussed above, our land sales were a result of our regular review of our land portfolio.
      Our Homebuilding gross profit increased 44% to $253.5 million for the six months ended June 30, 2005, from $176.4 million for the six months ended June 30, 2004. This increase is primarily due to an increase in revenue from home sales and an improved gross margin on home sales. Our gross margin on home sales increased to 22.4% for the six months ended June 30, 2005, from 18.8% for the six months ended June 30, 2004. This increase from period to period is primarily due to the phasing of sales to maximize revenues and improve margins and improved control over costs, such as the re-engineering of existing products to reduce costs of construction; and the reduction of carrying costs on inventory through improved control over the number of unsold homes completed or under construction, particularly in our Texas and West regions. For the six months ended June 30, 2005, we generated gross profit on land sales of $8.2 million, as compared to $12.7 million for the comparable period in 2004.
      SG&A expenses increased to $156.5 million for the six months ended June 30, 2005, from $115.7 million for the six months ended June 30, 2004. SG&A expenses as a percentage of revenues from home sales for the six months ended June 30, 2005 increased to 14.3%, as compared to 13.3% for the six months ended June 30, 2004.
      The 100 basis point increase in SG&A expenses as a percentage of home sales revenues is partially due to an increase in compensation expense resulting from increased head count to support our joint venture activities. For the six months ended June 30, 2005, the income associated with these activities is $10.7 million, including management fees of $6.9 million, which is shown separately as income from joint ventures in the consolidated statement of income. Also contributing to the increase in SG&A expenses is an increase of $2.8 million in stock based compensation expense. For the six months ended June 30, 2005 and 2004, we recognized a compensation charge of $4.5 million and $1.7 million, respectively, due to the variable accounting treatment of certain stock-based awards which include performance-based accelerated vesting criteria and certain other common stock purchase rights.
      Our net profit margin is calculated by dividing net income by home sales revenues. Our net profit margin increased to 6.6% from 4.9% due to improved gross margins and joint venture revenues.

Net Sales Orders (including joint ventures)
      For the six months ended June 30, 2005, net sales orders increased by 6% as compared to the same period in 2004, due to an increase in sales in our Texas and West Regions, which were partially offset by decreases in our Florida and Mid-Atlantic regions from the deliberate phasing of sales to improve gross margins. For the six months ended June 30, 2005, the sales value of these new orders increased by 20% over the six months ended June 30, 2004, due to an increase in the average net sales price to $323,000 from $283,000 over these same periods.

Financial Services
      Financial Services revenues increased to $21.4 million for the six months ended June 30, 2005, from $18.2 million for the six months ended June 30, 2004. This 18% increase is due primarily to an increase in the number of closings at our title and mortgage operations offset by reduced gains in selling mortgages in the secondary market caused by a shift toward more adjustable rate mortgage loans and market reductions in the interest rate margin. For the six months ended June 30, 2005, our mix of mortgage originations was 41% adjustable rate mortgages (of which approximately 73% were interest only) and 59% fixed rate mortgages, which is a shift from the comparable period in the prior year of 33% adjustable rate mortgages and 67% fixed rate mortgages. The average FICO score of our homebuyers during the six months ended June 30, 2005 was 730, and the average loan to value ratio on first mortgages was 77%. For the six months ended June 30, 2005, approximately 10% of our homebuyers paid in cash as compared to 13% during the six months ended June 30, 2004. Our mortgage operations capture ratio for non-cash homebuyers remained stable at 61% for the six months ended June 30, 2005 and 2004. The number of closings at our mortgage operations increased to 2,294 for the six months ended June 30, 2005, from 2,190 for the six months ended June 30, 2004. Our title operations capture ratio decreased to 84% of our homebuyers for the six months ended June 30, 2005, from 95% for the comparable period in 2004, due to an organizational change in our Phoenix operations causing a loss of closings for the period. However, the number of closings at our title operations increased to 10,538 for the six months ended June 30, 2005, from 9,712 for the same period in 2004. Non-affiliated customers accounted for approximately 76% of our title company revenues for the six months ended June 30, 2005.
      Financial Services expenses increased to $17.7 million for the six months ended June 30, 2005, from $12.5 million for the six months ended June 30, 2004. This 42% increase is a result of higher staff levels to support anticipated increased loan activity.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
      Our Homebuilding operations’ primary uses of cash have been for land acquisitions, construction and development expenditures, joint venture investments, and SG&A expenditures. Our sources of cash to finance these uses have been primarily cash generated from operations and cash from our financing activities.
      Our Financial Services operations primarily use cash to fund mortgages, prior to their sale, and SG&A expenditures. We rely primarily on internally generated funds, which include the proceeds generated from the sale of mortgages, and from the mortgage operations’ warehouse lines of credit to fund these operations.
      At June 30, 2005, we had unrestricted cash and cash equivalents of $77.5 million as compared to $268.5 million at December 31, 2004.
      Cash used in operating activities was $164.2 million during the six months ended June 30, 2005, as compared to $63.7 million during the six months ended June 30, 2004. The increase in the use of cash in operating activities primarily is due to an increase of $269.6 million in additional inventory, consistent with our strategy to increase the number of active communities and our land positions. At June 30, 2005 compared to June 30, 2004, our controlled homesites increased to approximately 74,000 from 46,000 and our homes completed or under construction increased to 5,138 from 3,448. Our homes completed or under construction increased due to our 35% increase in homes in backlog. These expenditures have been financed by retaining earnings and with the issuance of senior subordinated notes. Because of our rapid growth in recent periods, our operations have generally used more cash than they have generated. We expect this trend to continue as long as we are experiencing similar growth.
      Cash used in investing activities was $25.6 million during the six months ended June 30, 2005, as compared to $29.7 million during the six months ended June 30, 2004. The decrease in the use of cash in investing activities primarily is due to additional consideration of $6.6 million paid during the six months ended June 30, 2004 with respect to prior acquisitions, offset by an increase in investments in unconsolidated joint ventures of $5.7 million.

Financing Activities
      Our consolidated borrowings at June 30, 2005 were $860.9 million, up slightly from $860.4 million at December 31, 2004. At June 30, 2005, our Homebuilding borrowings of $811.5 million included $300.0 million in 9% senior notes due 2010, $185.0 million of 10 3/8% senior subordinated notes due 2012, $125.0 million of 7 1/2% senior subordinated notes due 2011, and $200.0 million of 7 1/2% senior subordinated notes due 2015. Our weighted average debt to maturity is 6.7 years, while our average inventory turnover is 1.5 times per year.
      Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material direct and indirect subsidiaries, other than our mortgage and title operations subsidiaries (the Non-guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to the senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt. The indentures governing the senior notes and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt (other than under our revolving credit facility), pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts, and merge or consolidate with other entities. Interest on our outstanding senior notes and senior subordinated notes is payable semi-annually each year.
      Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 50.1% at June 30, 2005 from 47.3% at December 31, 2004, due primarily to the use of cash in our operations. As noted above, we have made significant investments in inventory consistent with our growth strategy which we have financed through debt and internally generated cash, resulting in an increase in our financial leverage. We believe that our financial leverage is appropriate given our industry, size and current growth strategy.

	Homebuilding
	Net Debt to Capital

	June 30,	December 31,
	2005	2004

Notes payable	$811.5	$811.4
Bank borrowings	—	—

Homebuilding borrowings(1)	$811.5	$811.4
Less: unrestricted cash	73.3	217.6

Homebuilding net debt	$738.2	$593.8
Stockholders’ equity	736.3	662.7

Total capital(2)	$1,474.5	$1,256.5

Ratio	50.1%	47.3%

(1)	Does not include obligations for inventory not owned of $103.6 million at June 30, 2005 and $136.2 million at December 31, 2004, all of which are non-recourse to us.

(2)	Does not include Financial Services bank borrowings of $49.4 million at June 30, 2005 and $49.0 million at December 31, 2004.
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
      Our revolving credit facility permits us to borrow to the lesser of (i) $600.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $300.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our material direct and indirect subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). The revolving credit facility expires on October 26, 2008. As of June 30, 2005, we had no borrowings under the revolving credit facility and had issued letters of credit totaling $140.0 million. We had $460.0 million remaining in availability, all of which we could have borrowed without violating any of our debt covenants.
      Our mortgage subsidiary has the ability to borrow up to $120.0 million under two revolving warehouse lines of credit to fund the origination of residential mortgage loans. One of these warehouse lines can be increased to provide up to an additional $50.0 million of availability, subject to meeting certain requirements. One of the lines of credit bears interest at the 30 day LIBOR rate plus a margin of 1.25% to 3.0%, determined based upon the type of mortgage loans being financed, and the other bears interest at the 30 day Eurodollar rate plus a margin of 1.125%. Both warehouse lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. As of June 30, 2005, we had $49.4 million in borrowings under our warehouse lines of credit.
      We believe that we have adequate financial resources, including unrestricted cash, availability under our current revolving credit facility and the warehouse lines of credit, and relationships with financial partners to meet our current and anticipated working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $72.8 million (at June 30, 2005, based on the outstanding balances and interest rates as of such date). However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional debt or equity financing to operate or expand our business.
      At June 30, 2005, the amount of our annual debt service payments was $72.8 million. This amount included annual debt service payments on the senior and senior subordinated notes of $70.6 million and interest payments on the revolving credit facility, the warehouse lines of credit, and other notes of $2.2 million based on the balances outstanding as of June 30, 2005. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payment by $0.5 million per year.

Off Balance Sheet Arrangements

Land and Homesite Option Contracts
      We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. These option contracts are either with land sellers or financial investors who have acquired the land to enter into option contracts with us. Option contracts allow us to control significant homesite positions with a minimal capital investment (generally 15%) and substantially reduce the risk associated with land ownership and development. At June 30, 2005, we had refundable and non-refundable deposits of $186.1 million and had issued letters of credit of approximately $111.2 million associated with our option contracts. The financial exposure for nonperformance on our part in these transactions is generally limited to our deposits and/or letters of credit.
      Additionally, at June 30, 2005, we had outstanding performance/ surety bonds outstanding of approximately $224.9 million and letters of credit of approximately $28.8 million primarily related to land development activities.

Investments in Unconsolidated Joint Ventures
      We have entered into, and expect to expand our use of, joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. In addition, we have, on a selective basis, entered into joint ventures that acquire and develop land for sale to unrelated third parties. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us. At June 30, 2005, we had investments in unconsolidated joint ventures of $82.4 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At June 30, 2005, we had made short-term advances of $15.4 million to these joint ventures.
      We believe that the use of these off-balance sheet arrangements enables us to acquire attractive land positions, which we may not have otherwise been able to acquire at favorable terms, mitigate and share risk associated with land ownership and development, increase our return on assets and extend our capital resources. As a result, we view the use of these off-balance sheet arrangements as beneficial to our Homebuilding activities as they increase our return on our investment.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found throughout this Quarterly Report and specifically in the material set forth in the section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “expect,” “estimate,” “project,” and “future.” Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our expectations regarding our continued use of option contracts, investments in unconsolidated joint ventures and other off-balance sheet arrangements to control homesites and manage our business and their effect on our business;

•	our expectations regarding the labor and supply shortages in Florida resulting from the recent hurricanes;

•	our expectations regarding our use of cash in operations;

•	our expectations regarding future land sales;

•	our expectation that our rate of converting sales backlog units to deliveries will improve in the last half of 2005;

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our annual debt service payments, and land acquisition and development needs; and

•	our expectations regarding the impact on our business and profits of phasing sales in some of our high demand markets.
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
      At June 30, 2005, $810.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing construction loans, warehouse lines of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of June 30, 2005, we had an aggregate of approximately $49.4 million drawn under our bank loan arrangements that were subject to changes in interest rates. Consequently, an increase or decrease of 1% in interest rates will change our annual debt service payments by $0.5 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.
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
      To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we maintain disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2005. Based on such evaluation, such officers have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      On May 10, 2005, Technical Olympic USA, Inc. (the “Company”) held its annual meeting of stockholders (the “2005 Annual Meeting”). At the meeting, stockholders voted on the election of ten directors to serve for a term of one year. The voting results were as follows:
Election of Directors

Name of Nominee	For	Withheld

Konstantinos Stengos	46,902,708	6,025,232
Antonio B. Mon	46,917,277	6,010,663
Andreas Stengos	46,891,382	6,036,558
George Stengos	46,894,916	6,033,024
Marianna Stengou	46,891,757	6,036,183
Larry D. Horner	52,793,715	134,225
William A. Hasler	47,149,315	5,778,625
Michael J. Poulos	52,609,548	318,392
Susan B. Parks	52,809,990	117,950
Bryan J. Whitworth	52,800,280	127,660

ITEM 5.	OTHER INFORMATION

Amendment to Credit Facility
      Effective July 28, 2005, the Company entered into Amendment No. 1 to its revolving credit facility (i) to provide that unmatured surety or performance bonds will not constitute “Indebtedness” for purposes of the revolving credit facility, and (ii) to increase the amount of the Company’s permitted aggregate investment in joint ventures and unrestricted subsidiaries that are not directly or indirectly wholly-owned by the Company.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

10.31	Asset Purchase Agreement, dated as of June 6, 2005, among EH/Transeastern, LLC, Transeastern Properties, Inc. and the other sellers identified therein, Arthur J. Falcone and Edward W. Falcone.

10.32	Amendment No. 1, dated as of July 28, 2005, to the Credit Agreement dated as of October 26, 2004 among Technical Olympic USA, Inc., Citicorp North America, Inc., as administrative agent and the Lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technical Olympic USA, Inc.

By:	/s/ David J. Keller

Name: David J. Keller

Title:	Senior Vice President,

Chief Financial Officer and Treasurer
Date: August 2, 2005

By:	/s/ Randy L. Kotler

Name: Randy L. Kotler

Title:	Vice President-Chief Accounting Officer
Date: August 2, 2005