Form 10-Q
period 2005-09-30
TECHNICAL OLYMPIC USA INC
filed 2005-11-09
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,536,227 shares of common stock as of November 4, 2005.

TECHNICAL OLYMPIC USA, INC.

PART I. Financial Information

ITEM 1.	Financial Statements
TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in millions, except shares and par value)

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$43.2	$217.6
Restricted	3.1	8.0
Inventory:
Deposits	199.4	132.8
Homesites and land under development	614.7	341.2
Residences completed and under construction	753.0	671.0
Inventory not owned	79.5	136.2

	1,646.6	1,281.2
Property and equipment, net	24.6	26.7
Investments in unconsolidated joint ventures	188.0	66.6
Receivables from unconsolidated joint ventures	80.3	3.4
Other assets	122.2	67.7
Goodwill	110.7	110.7

	2,218.7	1,781.9
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	7.0	50.9
Restricted	75.7	69.1
Mortgage loans held for sale	64.0	75.8
Other assets	13.3	9.8

	160.0	205.6

Total assets	$2,378.7	$1,987.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$290.7	$188.9
Customer deposits	87.2	69.1
Obligations for inventory not owned	79.5	136.2
Notes payable	811.6	811.4
Bank borrowings	80.0	—

	1,349.0	1,205.6
FINANCIAL SERVICES:
Accounts payable and other liabilities	77.6	70.2
Bank borrowings	54.6	49.0

	132.2	119.2

Total liabilities	1,481.2	1,324.8
Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 59,536,227 and 56,070,510 shares issued and outstanding at September 30, 2005, and December 31, 2004, respectively	0.6	0.6
Additional paid-in capital	485.6	388.3
Unearned compensation	(11.5)	(9.0)
Retained earnings	422.8	282.8

Total stockholders’ equity	897.5	662.7

Total liabilities and stockholders’ equity	$2,378.7	$1,987.5

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
HOMEBUILDING:
Revenues:
Home sales	$562.8	$500.1	$1,657.3	$1,369.3
Land sales	99.8	7.1	154.7	61.0

	662.6	507.2	1,812.0	1,430.3
Cost of sales:
Home sales	407.5	398.8	1,256.7	1,104.4
Land sales	69.9	6.6	116.6	47.8

	477.4	405.4	1,373.3	1,152.2

Gross profit	185.2	101.8	438.7	278.1
Selling, general and administrative expenses	90.2	61.2	246.7	176.9
Other income:
Income from joint ventures, net	(13.3)	(0.7)	(24.0)	(0.7)
Other (income) expense, net	(1.6)	(2.2)	(5.8)	(2.7)

Homebuilding pretax income	109.9	43.5	221.8	104.6
FINANCIAL SERVICES:
Revenues	13.4	8.2	34.8	26.4
Expenses	10.4	7.6	28.1	20.0

Financial Services pretax income	3.0	0.6	6.7	6.4

Income before provision for income taxes	112.9	44.1	228.5	111.0
Provision for income taxes	42.6	16.0	86.1	40.8

Net income	$70.3	$28.1	$142.4	$70.2

EARNINGS PER COMMON SHARE:
Basic	$1.24	$0.50	$2.53	$1.25

Diluted	$1.18	$0.49	$2.43	$1.23

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	56,753,826	56,064,565	56,304,544	56,056,943

Diluted	59,392,423	57,427,500	58,569,725	57,178,499

CASH DIVIDENDS PER SHARE	$0.015	$0.012	$0.042	$0.024

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142.4	$70.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9.6	9.5
Non-cash compensation expense	7.6	4.0
Equity in earnings from unconsolidated subsidiaries	(8.9)	—
Changes in operating assets and liabilities:
Restricted cash	(1.7)	5.1
Inventory	(422.0)	(266.6)
Other assets	(113.9)	(13.2)
Accounts payable and other liabilities	105.5	3.5
Customer deposits	18.1	33.7
Mortgage loans held for sale	11.8	5.0

Net cash used in operating activities	(251.5)	(148.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(8.1)	(14.7)
Investments in unconsolidated joint ventures	(112.5)	(20.1)
Earn out consideration paid for acquisitions	—	(6.6)
Loans to unconsolidated joint ventures	(20.0)	—

Net cash used in investing activities	(140.6)	(41.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from revolving credit facilities	80.0	48.0
Proceeds from notes offerings	—	125.0
Net proceeds from equity offering	89.3	—
Net proceeds from (repayments on) Financial Services bank borrowings	5.6	(5.1)
Payments for deferred financing costs	(0.3)	(2.1)
Dividends paid	(2.4)	(1.3)
Other	1.6	(6.5)

Net cash provided by financing activities	173.8	158.0

Decrease in cash and cash equivalents	(218.3)	(32.2)
Unrestricted cash and cash equivalents at beginning of period	268.5	76.8

Unrestricted cash and cash equivalents at end of period	$50.2	$44.6

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Decrease in obligations for inventory not owned and corresponding decrease in inventory	$(56.7)	$(44.6)

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

Organization
      Technical Olympic S.A. owns approximately 67% of our outstanding common stock. Technical Olympic S.A. is a publicly-traded Greek company whose shares are traded on the Athens Stock Exchange.

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

Interim Presentation
      The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through September 30, 2005 are not necessarily indicative of those that may be achieved for the year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying financial statements. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our December 31, 2004 Annual Report on Form 10-K.
      For the three months ended September 30, 2005 and 2004, we have eliminated inter-segment Financial Services revenues of $2.7 million and $1.8 million, respectively. For the nine months ended September 30, 2005 and 2004, we have eliminated inter-segment Financial Services revenues of $6.5 million and $5.4 million, respectively.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share
      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options or other common stock equivalents that are freely exercisable into common stock at less than market prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.
      The following table represents a reconciliation of weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Basic weighted average shares outstanding	56,753,826	56,064,565	56,304,544	56,056,943
Net effect of stock options assumed to be exercised	2,638,597	1,362,935	2,265,181	1,121,556

Diluted weighted average shares outstanding	59,392,423	57,427,500	58,569,725	57,178,499

      The shares issued and outstanding and the earnings per share amounts in the consolidated financial statements have been adjusted to reflect a five-for-four stock split effected in the form of a 25% stock dividend paid on March 31, 2005.
      On September 13, 2005, pursuant to an underwritten public offering, we sold 3,358,000 shares of our common stock at a price of $28.00 per share. The net proceeds of the offering to us were $89.3 million, after deducting offering costs and underwriting fees of $4.8 million. The offering proceeds were used to pay outstanding indebtedness under our revolving credit facility.

Stock-Based Compensation
      We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation cost has been recognized as all stock options granted under our stock option plan have exercise prices at or greater than the market value of our stock on the grant date. If the methodologies of SFAS No. 123 were applied to determine compensation expense for our stock options based on the fair value of our common stock at the grant dates for awards under our option plan, our net income and earnings per share for the three and nine months ended September 30,

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 and 2004, would have been adjusted to the pro forma amounts indicated below (dollars in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income as reported	$70.3	$28.1	$142.4	$70.2
Add: Stock-based employee compensation included in reported net income, net of tax	1.8	1.5	4.6	2.6
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(1.4)	(0.7)	(3.3)	(1.8)

Pro forma net income	$70.7	$28.9	$143.7	$71.0

Reported earnings per common share:
Basic	$1.24	$0.50	$2.53	$1.25
Diluted	$1.18	$0.49	$2.43	$1.23
Pro forma earnings per common share:
Basic	$1.24	$0.51	$2.55	$1.27
Diluted	$1.19	$0.50	$2.45	$1.24
      The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions:

Expected life	4 — 10 years
Risk-free interest rate	1.47% — 4.02%
Expected volatility	0.42% — 0.48%
Expected dividend yield	0.0%
      In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. As a result, beginning January 1, 2006, we will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS 123(R) to be similar to the effect represented in our proforma disclosure related to SFAS 123.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventory
      A summary of Homebuilding interest capitalized in inventory is (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest capitalized, beginning of period	$43.1	$35.7	$36.8	$29.7
Interest incurred	21.1	16.7	59.8	48.4
Less interest included in:
Cost of sales	(16.5)	(12.6)	(48.9)	(36.1)
Other*	(4.3)	(1.4)	(4.3)	(3.6)

Interest capitalized, end of period	$43.4	$38.4	$43.4	$38.4

*	Included in “Other” for the three and nine months ended September 30, 2005 is interest which was capitalized to inventory that was subsequently contributed to an unconsolidated joint venture.
      In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At September 30, 2005 and December 31, 2004, we had refundable and nonrefundable deposits aggregating $199.4 million and $132.8 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.
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
      Generally, homebuilders will enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which may qualify as VIEs. In applying Interpretation No. 46 to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, Interpretation No. 46 requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is generally limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of Interpretation No. 46 at September 30, 2005 was to increase inventory by $42.4 million, excluding deposits of $10.0 million, which had been previously recorded, with a corresponding increase to “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. We have also entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.
      From time to time we transfer title to certain parcels of land to unrelated third parties and enter into options with the purchasers to acquire fully developed homesites. In accordance with SFAS No. 66, Accounting for the Sales of Real Estate, we have accounted for these transactions as financing arrangements because we have retained a continuing involvement in these properties. As of September 30,

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, $37.1 million of inventory not owned and obligations for inventory not owned related to sales with continuing involvement.

4.	Investments in Unconsolidated Joint Ventures
      Summarized condensed combined financial information of unconsolidated entities in which we have investments that are accounted for by the equity method is (dollars in millions):

	September 30, 2005

	Land	Home
	Development	Construction	Total

Assets:
Cash	$13.4	$122.0	$135.4
Inventories	203.9	941.2	1,145.1
Other assets	3.6	230.4	234.0

Total assets	$220.9	$1,293.6	$1,514.5

Liabilities and equity:
Accounts payable and other liabilities	$11.5	$194.1	$205.6
Notes payable	143.6	782.7	926.3
Equity of:
Technical Olympic USA, Inc.	32.0	153.7	185.7
Others	33.8	163.1	196.9

Total equity	65.8	316.8	382.6

Total liabilities and equity	$220.9	$1,293.6	$1,514.5

	December 31, 2004

	Land	Home
	Development	Construction	Total

Assets:
Cash	$1.4	$14.8	$16.2
Inventories	74.0	196.8	270.8
Other assets	1.4	8.4	9.8

Total assets	$76.8	$220.0	$296.8

Liabilities and equity:
Accounts payable and other liabilities	$11.0	$10.0	$21.0
Notes payable	32.0	81.8	113.8
Equity of:
Technical Olympic USA, Inc.	15.6	51.0	66.6
Others	18.2	77.2	95.4

Total equity	33.8	128.2	162.0

Total liabilities and equity	$76.8	$220.0	$296.8

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004

	Land	Home		Land	Home
	Development	Construction	Total	Development	Construction	Total

Revenues	$10.6	$169.1	$179.7	$8.9	$7.6	$16.5
Cost and expenses	11.4	158.4	169.8	7.8	7.1	14.9

Net earnings (losses) of unconsolidated entities	$(0.8)	$10.7	$9.9	$1.1	$0.5	$1.6

Our share of net earnings (losses)	$(0.6)	$5.7	$5.1	$0.0	$0.0	$0.0
Management fees earned	0.8	7.4	8.2	0.0	0.7	0.7

Income from joint ventures	$0.2	$13.1	$13.3	$0.0	$0.7	$0.7

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004

	Land	Home		Land	Home
	Development	Construction	Total	Development	Construction	Total

Revenues	$20.8	$272.5	$293.3	$11.9	$8.2	$20.1
Cost and expenses	23.2	251.3	274.5	10.9	7.8	18.7

Net earnings (losses) of unconsolidated entities	$(2.4)	$21.2	$18.8	$1.0	$0.4	$1.4

Our share of net earnings (losses)	$(1.4)	$10.3	$8.9	$0.0	$0.0	$0.0
Management fees earned	2.3	12.8	15.1	0.0	0.7	0.7

Income from joint ventures	$0.9	$23.1	$24.0	$0.0	$0.7	$0.7

      We enter into strategic joint ventures to acquire, to develop and to sell land and/or homesites, as well as to construct and sell homes, in which we have a voting ownership interest of 50% or less and do not have a controlling interest. Our partners generally are unrelated homebuilders, land sellers, financial partners or other real estate entities. At September 30, 2005, we had receivables of $80.3 million from these joint ventures, of which $45.5 million represent notes receivable.
      In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We received management fees from the unconsolidated entities of $8.2 million and $15.1 million for the three and nine months ended September 30, 2005, respectively. These fees are included in income from joint ventures in the accompanying consolidated statements of income. Management fees were $0.7 million during the three and nine months ended September 30, 2004 as our unconsolidated joint venture operations during these periods were insignificant. In the aggregate, these joint ventures delivered 528 and 872 homes for the three and nine months ended September 30, 2005, respectively.
      On August 1, 2005, through a joint venture (the “Transeastern JV”), we completed the acquisition of the homebuilding assets and operations of Transeastern Properties, Inc. (“Transeastern”) headquartered in Coral Springs, Florida. Our joint venture partner is an entity controlled by the former majority owners of Transeastern. The Transeastern JV acquired Transeastern’s homebuilding assets, including work in process, finished lots and certain land option rights, for approximately $826.2 million (which includes the assumption of $112.0 million of liabilities, net of $30.8 million of cash). Additional consideration of up to $75.0 million will be paid to the sellers pursuant to an earn out agreement if certain conditions are met, such as achieving predetermined quarterly EBITDA targets and delivery of entitlement on certain tracts of land currently held under lot option contracts. In addition to the net assets acquired in the transaction, the

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Transeastern JV will have a right of first offer on land developed by a related entity of our joint venture partner for a period of five years. We are the managing member of the Transeastern JV and hold a 50% voting interest. The Transeastern JV was funded with $675.0 million of third party debt capacity (of which $560.0 million was drawn upon acquisition), a $20.0 million subordinated bridge loan from us and $165.0 million of equity, of which $90.0 million was contributed by us. The third party debt is secured by the Transeastern JV’s assets and ownership interests and is non-recourse to us.

5.	Goodwill
      The change in goodwill for the nine months ended September 30, 2005 and 2004 is as follows (dollars in millions):

	Nine Months Ended
	September 30,

	2005	2004

Balance at January 1	$110.7	$100.1
Earn out consideration paid or accrued on acquisitions	—	6.6

Balance at September 30	$110.7	$106.7

6.	Borrowings
      Our revolving credit facility permits us to borrow to the lesser of (i) $600.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $300.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our material direct and indirect subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). The revolving credit facility expires on October 26, 2008. As of September 30, 2005, we had $80.0 million outstanding under the revolving credit facility, and had issued letters of credit totaling $177.1 million. Therefore as of September 30, 2005, we had $342.9 million remaining in availability, all of which we could have borrowed without violating any of our debt covenants.
      Our mortgage subsidiary has the ability to borrow up to $120.0 million under two revolving warehouse lines of credit to fund the origination of residential mortgage loans. One of these warehouse lines can be increased to provide up to an additional $50.0 million of availability, subject to meeting certain requirements. One of the lines of credit bears interest at the 30 day LIBOR rate plus a margin of 1.25% to 3.0%, based upon the type of mortgage loans being financed, and the other bears interest at the 30 day Eurodollar rate plus a margin of 1.125%. Both warehouse lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. Our primary warehouse line of credit was to expire on October 22, 2005 and has been extended until November 21, 2005. Our other warehouse line of credit expires December 15, 2005. As of September 30, 2005, we had $54.6 million in borrowings under our warehouse lines of credit.

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
      During the nine months ended September 30, 2005 and 2004, changes in our warranty accrual consisted of (dollars in millions):

	Nine Months Ended
	September 30,

	2005	2004

Accrued warranty costs at January 1	$6.4	$5.2
Liability recorded for warranties issued during the period	8.2	10.4
Warranty work performed	(6.1)	(5.7)
Adjustments	(1.5)	(3.6)

Accrued warranty costs at September 30	$7.0	$6.3

8.	Stockholders’ Equity and Stock-Based Compensation
      During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan (the “Plan”) pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities, are eligible to receive shares of restricted common stock and/or options to purchase shares of common stock. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 7,500,000. At September 30, 2005, 6,644,110 options and 35,428 shares of restricted stock were outstanding. Of the stock options outstanding at September 30, 2005, 1,567,072 contain accelerated vesting criteria or other features that are being accounted for under the variable accounting method as provided by APB Opinion No. 25. Additionally, certain stock purchase rights have been granted to our chief executive officer that are subject to the variable accounting method. During the three and nine months ended September 30, 2005, we recognized expense of $2.9 million and $7.4 million, respectively, related to these accelerated vesting options and stock purchase rights, as compared to expense of $2.4 million and $4.0 million, respectively, during the three and nine months ended September 30, 2004.

9.	Summarized Financial Information
      Our outstanding senior notes and senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material direct and indirect subsidiaries, other than our mortgage and title operations subsidiaries (the Non-guarantor Subsidiaries). Each of the Guarantor Subsidiaries is directly or indirectly 100% owned by us. In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Financial Condition
September 30, 2005

	Technical
	Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$10.8	$35.5	$—	$—	$46.3
Inventory	—	1,646.6	—	—	1,646.6
Property and equipment, net	6.8	17.8	—	—	24.6
Investments in unconsolidated joint ventures	—	188.0	—	—	188.0
Receivables from unconsolidated joint ventures	—	80.3	—	—	80.3
Investments in/ Advances to consolidated subsidiaries	1,843.7	(402.8)	(6.0)	(1,434.9)	—
Other assets	19.8	102.4	—	—	122.2
Goodwill	—	110.7	—	—	110.7

	1,881.1	1,778.5	(6.0)	(1,434.9)	2,218.7
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	82.7	—	82.7
Mortgage loans held for sale	—	—	64.0	—	64.0
Other assets	—	—	13.3	—	13.3

	—	—	160.0	—	160.0

Total Assets	$1,881.1	$1,778.5	$154.0	$(1,434.9)	$2,378.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$92.0	$198.7	$—	$—	$290.7
Customer deposits	—	87.2	—	—	87.2
Obligations for inventory not owned	—	79.5	—	—	79.5
Notes payable	811.6	—	—	—	811.6
Bank borrowings	80.0	—	—	—	80.0

	983.6	365.4	—	—	1,349.0
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	77.6	—	77.6
Bank borrowings	—	—	54.6	—	54.6

	—	—	132.2	—	132.2

Total liabilities	983.6	365.4	132.2	—	1,481.2
Total stockholders’ equity	897.5	1,413.1	21.8	(1,434.9)	897.5

Total liabilities and stockholders’ equity	$1,881.1	$1,778.5	$154.0	$(1,434.9)	$2,378.7

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Financial Condition
December 31, 2004

	Technical
	Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$159.3	$66.3	$—	$—	$225.6
Inventory	—	1,281.2	—	—	1,281.2
Property and equipment, net	6.8	19.9	—	—	26.7
Investments in unconsolidated joint ventures	—	66.6	—	—	66.6
Receivables from unconsolidated joint ventures	—	3.4	—	—	3.4
Investments in/ Advances to consolidated subsidiaries	1,349.9	24.0	(62.8)	(1,311.1)	—
Other assets	22.4	45.3	—	—	67.7
Goodwill	—	110.7	—	—	110.7

	1,538.4	1,617.4	(62.8)	(1,311.1)	1,781.9
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	120.0	—	120.0
Mortgage loans held for sale	—	—	75.8	—	75.8
Other assets	—	—	9.8	—	9.8

	—	—	205.6	—	205.6

Total assets	$1,538.4	$1,617.4	$142.8	$(1,311.1)	$1,987.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$64.3	$124.6	$—	$—	$188.9
Customer deposits	—	69.1	—	—	69.1
Obligations for inventory not owned	—	136.2	—	—	136.2
Notes payable	811.4	—	—	—	811.4

	875.7	329.9	—	—	1,205.6
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	70.2	—	70.2
Bank borrowings	—	—	49.0	—	49.0

	—	—	119.2	—	119.2

Total liabilities	875.7	329.9	119.2	—	1,324.8
Total stockholders’ equity	662.7	1,287.5	23.6	(1,311.1)	662.7

Total liabilities and stockholders’ equity	$1,538.4	$1,617.4	$142.8	$(1,311.1)	$1,987.5

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Three Months Ended September 30, 2005

	Technical
	Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$662.6	$—	$—	$662.6
Cost of sales	—	477.4	—	—	477.4

Gross profit	—	185.2	—	—	185.2
Selling, general and administrative expenses	23.5	69.4	—	(2.7)	90.2
Other income:
Income from joint ventures, net	—	(13.3)	—	—	(13.3)
Other (income) expense, net	(92.1)	15.4	—	75.1	(1.6)

Homebuilding pretax income	68.6	113.7	—	(72.4)	109.9
FINANCIAL SERVICES:
Revenues	—	—	16.1	(2.7)	13.4
Expenses	—	—	12.4	(2.0)	10.4

Financial Services pretax income	—	—	3.7	(0.7)	3.0

Income before provision (benefit) for income taxes	68.6	113.7	3.7	(73.1)	112.9
Provision (benefit) for income taxes	(1.7)	42.9	1.4	—	42.6

Net income	$70.3	$70.8	$2.3	$(73.1)	$70.3

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Three Months Ended September 30, 2004

	Technical
	Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$507.2	$—	$—	$507.2
Cost of sales	—	405.4	—	—	405.4

Gross profit	—	101.8	—	—	101.8
Selling, general and administrative expenses	12.1	50.4	—	(1.3)	61.2
Other income:
Income from joint ventures, net	—	(0.7)	—	—	(0.7)
Other (income) expense, net	(35.3)	(3.3)	—	36.4	(2.2)

Homebuilding pretax income	23.2	55.4	—	(35.1)	43.5
FINANCIAL SERVICES:
Revenues	—	—	10.0	(1.8)	8.2
Expenses	—	—	8.8	(1.2)	7.6

Financial Services pretax income	—	—	1.2	(0.6)	0.6

Income before provision (benefit) for income taxes	23.2	55.4	1.2	(35.7)	44.1
Provision (benefit) for income taxes	(4.9)	20.2	0.7	—	16.0

Net income	$28.1	$35.2	$0.5	$(35.7)	$28.1

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Nine Months Ended September 30, 2005

	Technical
	Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$1,812.0	$—	$—	$1,812.0
Cost of sales	—	1,373.3	—	—	1,373.3

Gross profit	—	438.7	—	—	438.7
Selling, general and administrative expenses	60.0	193.2	—	(6.5)	246.7
Other income:
Income from joint ventures, net	—	(24.0)	—	—	(24.0)
Other (income) expense, net	(199.5)	32.6	—	161.1	(5.8)

Homebuilding pretax income	139.5	236.9	—	(154.6)	221.8
FINANCIAL SERVICES:
Revenues	—	—	41.3	(6.5)	34.8
Expenses	—	—	32.5	(4.4)	28.1

Financial Services pretax income	—	—	8.8	(2.1)	6.7

Income before provision (benefit) for income taxes	139.5	236.9	8.8	(156.7)	228.5
Provision (benefit) for income taxes	(2.9)	86.2	2.8	—	86.1

Net income	$142.4	$150.7	$6.0	$(156.7)	$142.4

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Nine Months Ended September 30, 2004

	Technical
	Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$1,430.3	$—	$—	$1,430.3
Cost of sales	—	1,152.2	—	—	1,152.2

Gross profit	—	278.1	—	—	278.1
Selling, general and administrative expenses	33.5	148.7	—	(5.3)	176.9
Other income:
Income from joint ventures, net	—	(0.7)	—	—	(0.7)
Other (income) expense, net	(90.1)	(5.9)	—	93.3	(2.7)

Homebuilding pretax income	56.6	136.0	—	(88.0)	104.6
FINANCIAL SERVICES:
Revenues	—	—	31.8	(5.4)	26.4
Expenses	—	—	24.0	(4.0)	20.0

Financial Services pretax income	—	—	7.8	(1.4)	6.4

Income before provision (benefit) for income taxes	56.6	136.0	7.8	(89.4)	111.0
Provision (benefit) for income taxes	(13.6)	49.9	4.5	—	40.8

Net income	$70.2	$86.1	$3.3	$(89.4)	$70.2

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2005

	Technical
	Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142.4	$150.7	$6.0	$(156.7)	$142.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2.9	5.9	0.8	—	9.6
Non-cash compensation expense	7.6	—	—	—	7.6
Equity in earnings from unconsolidated subsidiaries	—	(8.9)	—	—	(8.9)
Changes in operating assets and liabilities:
Restricted cash	(1.5)	6.3	(6.5)	—	(1.7)
Inventory	—	(422.0)	—	—	(422.0)
Other assets	2.9	(114.0)	(2.8)	—	(113.9)
Accounts payable and other liabilities	24.0	74.1	7.4	—	105.5
Customer deposits	—	18.1	—	—	18.1
Mortgage loans held for sale	—	—	11.8	—	11.8

Net cash (used in) provided by operating activities	178.3	(289.8)	16.7	(156.7)	(251.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(2.9)	(3.8)	(1.4)	—	(8.1)
Investments in unconsolidated joint ventures	—	(112.5)	—	—	(112.5)
Loans to unconsolidated joint ventures	—	(20.0)	—	—	(20.0)

Net cash used in investing activities	(2.9)	(136.3)	(1.4)	—	(140.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving credit facilities	80.0	—	—	—	80.0
Proceeds from equity offering	89.3	—	—	—	89.3
Net proceeds from Financial Services bank borrowings	—	—	5.6	—	5.6
Payments for deferred financing costs	(0.3)	—	—	—	(0.3)
Dividends paid	(2.4)	—	(8.0)	8.0	(2.4)
Increase (decrease) in intercompany transactions	(493.6)	401.7	(56.8)	148.7	—
Other	1.6	—	—	—	1.6

Net cash provided by (used in) financing activities	(325.4)	401.7	(59.2)	156.7	173.8

Decrease in cash and cash equivalents	(150.0)	(24.4)	(43.9)	—	(218.3)
Unrestricted cash and cash equivalents at beginning of period	159.3	58.3	50.9	—	268.5

Unrestricted cash and cash equivalents at end of period	$9.3	$33.9	$7.0	$—	$50.2

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2004

	Technical
	Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

		(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70.2	$86.1	$3.3	$(89.4)	$70.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2.2	7.3	—	—	9.5
Non-cash compensation expense	4.0	—	—	—	4.0
Changes in operating assets and liabilities:
Restricted cash	1.5	17.5	(13.9)	—	5.1
Inventory	0.6	(267.2)	—	—	(266.6)
Other assets	46.8	(5.0)	(2.5)	(52.5)	(13.2)
Accounts payable and other liabilities	(2.8)	(58.4)	12.2	52.5	3.5
Customer deposits	—	33.7	—	—	33.7
Mortgage loans held for sale	—	—	5.0	—	5.0

Net cash (used in) provided by operating activities	122.5	(186.0)	4.1	(89.4)	(148.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(1.5)	(13.2)	—	—	(14.7)
Investments in unconsolidated joint ventures	—	(20.1)	—	—	(20.1)
Earn out consideration paid for acquisitions	—	(6.6)	—	—	(6.6)

Net cash used in investing activities	(1.5)	(39.9)	—	—	(41.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving credit facilities	48.0	—	—	—	48.0
Proceeds from notes offering	125.0	—	—	—	125.0
Net repayments on Financial Services bank borrowings	—	—	(5.1)	—	(5.1)
Payments for deferred financing costs	(2.1)	—	—	—	(2.1)
Dividends paid	(1.3)	—	—	—	(1.3)
Increase (decrease) in intercompany transactions	(340.3)	253.0	(2.1)	89.4	—
Other	0.3	(6.8)	—	—	(6.5)

Net cash provided by (used in) financing activities	(170.4)	246.2	(7.2)	89.4	158.0

Increase (decrease) in cash and cash equivalents	(49.4)	20.3	(3.1)	—	(32.2)
Unresticted cash and cash equivalents at beginning of period	46.0	27.7	3.1	—	76.8

Unresticted cash and cash equivalents at end of period	$(3.4)	$48.0	$—	$—	$44.6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Tampa/St. Petersburg
      We build homes for inventory and on a pre-sold basis. At September 30, 2005, we had 7,541 homes completed or under construction (including unconsolidated joint ventures), of which approximately 13% were unsold. At September 30, 2005, we had 114 completed unsold homes in our inventory (including unconsolidated joint ventures), of which approximately 38% had been completed for more than 90 days. Our completed unsold homes at September 30, 2005 have decreased by 44% from 203 at December 31, 2004 and by 11% from 128 at June 30, 2005. At September 30, 2005, our completed unsold homes in inventory represented under 2% of the total homes completed or under construction (and averaged less than one per active community) as compared to 5% at December 31, 2004. We are actively working to control our finished speculative home inventory to reduce carrying costs, increase our available capital and improve our gross margins.
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
      To provide homebuyers with a seamless home purchasing experience, we have a complementary financial services business where we provide mortgage financing and closing services and offer title, homeowners’ and other insurance products to our homebuyers and others. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. Our closing services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income, and the gain on the sale of the mortgages. Our title operations’ revenues consist primarily of fees and premiums from title insurance and closing services. The principal expenses of our Financial Services operations are SG&A expenses, which consist primarily of compensation and interest expense on our warehouse lines of credit.
      We were actively selling homes in 246 communities (including 52 through our unconsolidated joint ventures at September 30, 2005) at both September 30, 2005 and 2004. Excluding the 25 active communities acquired through our Transeastern joint venture, our active communities actually decreased as compared to September 30, 2004. This decrease is due to delays associated with bringing new communities on line and our intentional efforts to limit our early sales activities and manage community openings in an effort to decrease the time from contract to delivery to improve our gross margins. For the three months ended September 30, 2005, total revenues increased 31%, net income increased 150%, net sales orders (including unconsolidated joint ventures) increased 12% and home deliveries (including unconsolidated joint ventures) increased 33% as compared to the same period in the prior year. For the nine months ended September 30, 2005, total revenues increased 27%, net income increased 103%, net sales orders (including unconsolidated joint ventures) increased 8% and home deliveries (including unconsolidated joint ventures) increased 32% as compared to the same period in the prior year. Sales value in backlog at September 30, 2005 as compared to September 30, 2004 increased by 7% to $1.8 billion. Our joint ventures had an additional $1.7 billion in sales backlog at September 30, 2005. Our home cancellation rate was approximately 18% for the quarter ended September 30, 2005, and 15% for the nine months ended September 30, 2005. Our cancellation rate for the quarter was generally consistent with the first two quarters of 2005. Our percentage of converting backlog units at the beginning of the quarter to deliveries during the quarter was 32%, which is generally consistent with the first two quarters of 2005.
      We continue to be impacted by labor and supply shortages and increases in the cost of materials caused by the hurricanes in 2004 and 2005 and the rising costs of petroleum. We have been notified by certain vendors and subcontractors to expect near term increases in the costs of materials and labor. We are proactively responding to these situations by (1) actively working to reduce the amount of time from sale to delivery; (2) increasing cost contingencies in our home budgets; and (3) increasing home sales prices as quickly as the competitive market will allow. In addition, while the initial direct costs to us from Hurricane Wilma are minimal, we believe sales, home deliveries and community openings in the Florida region will be negatively impacted by the hurricane, but we cannot currently determine the extent or duration of any such impact.
      We have entered into, and expect to expand our use of, joint ventures that acquire and develop land for our Homebuilding operations and/or joint ventures that additionally build and market homes. The majority of these joint ventures are not consolidated. At September 30, 2005, our investment in these unconsolidated joint ventures was $188.0 million, and we had receivables of $80.3 million from these joint ventures. In addition, we seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At September 30, 2005, we controlled approximately 96,000 homesites (including through unconsolidated joint ventures) of which 72% were controlled through various option arrangements.
Critical Accounting Policies
      There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.
Recent Developments
      On August 1, 2005, through a joint venture (the “Transeastern JV”), we completed the acquisition of the homebuilding assets and operations of Transeastern Properties, Inc. (“Transeastern”) headquartered in Coral Springs, Florida. Our joint venture partner is an entity controlled by the former majority owners of Transeastern. The Transeastern JV acquired Transeastern’s homebuilding assets, including work in process, finished lots and certain land option rights, for approximately $826.2 million (which includes the assumption of $112.0 million of liabilities, net of $30.8 million of cash). Additional consideration of up to $75.0 million will be paid to the sellers pursuant to an earn out agreement if certain conditions are met, such as achieving predetermined quarterly EBITDA targets and delivery of entitlement on certain tracts of land currently held under lot option contracts. In addition to the net assets acquired in the transaction, the

Transeastern JV will have a right of first offer on land developed by a related entity of our joint venture partner for a period of five years. We are the managing member of the Transeastern JV and hold a 50% voting interest. The Transeastern JV was funded with $675.0 million of third party debt capacity (of which $560.0 million was drawn upon acquisition), a $20.0 million subordinated bridge loan from us and $165.0 million of equity, of which $90.0 million was contributed by us. The third party debt is secured by the Transeastern JV’s assets and ownership interests and is non-recourse to us. We are accounting for the Transeastern JV under the equity method of accounting.
Results of Operations — Consolidated

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
      Total revenues increased 31% to $676.0 million for the three months ended September 30, 2005, from $515.4 million for the three months ended September 30, 2004. This increase is attributable to an increase in Homebuilding revenues of 31%, and an increase in Financial Services revenues of 63%.
      Income before provision for income taxes increased by 156% to $112.9 million for the three months ended September 30, 2005, from $44.1 million for the comparable period in 2004. This increase is mainly attributable to an increase in Homebuilding pretax income to $109.9 million for the three months ended September 30, 2005, from $43.5 million for the three months ended September 30, 2004.
      Our effective tax rate was 37.8% and 36.4% for the three months ended September 30, 2005 and 2004, respectively. This increase was due to increases in income in states with higher tax rates.
      As a result of the above, net income increased to $70.3 million (or $1.18 per diluted share) for the three months ended September 30, 2005 from $28.1 million (or $0.49 per diluted share) for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
      Total revenues increased 27% to $1,846.8 million for the nine months ended September 30, 2005, from $1,456.7 million for the nine months ended September 30, 2004. This increase is attributable to an increase in Homebuilding revenues of 27%, and an increase in Financial Services revenues of 32%.
      Income before provision for income taxes increased by 106% to $228.5 million for the nine months ended September 30, 2005, from $111.0 million for the comparable period in 2004. This increase is attributable to an increase in Homebuilding pretax income to $221.8 million for the nine months ended September 30, 2005, from $104.6 million for the nine months ended September 30, 2004.
      Our effective tax rate was 37.7% and 36.7% for the nine months ended September 30, 2005 and 2004, respectively. This increase was due to increases in income in states with higher tax rates.
      As a result of the above, net income increased to $142.4 million (or $2.43 per diluted share) for the nine months ended September 30, 2005 from $70.2 million (or $1.23 per diluted share) for the nine months ended September 30, 2004.

Results of Operations
      The following tables set forth certain operating and financial data for our homebuilding operations in our four major geographic regions, Florida, the Mid-Atlantic, Texas and the West (dollars in millions, except average price in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005		2004		2005		2004

Deliveries:	Homes	$	Homes	$	Homes	$	Homes	$

Florida	627	$190.8	541	$149.9	2,144	$627.0	1,641	$438.6
Mid-Atlantic	171	75.1	143	62.9	448	186.3	378	151.5
Texas	555	134.3	489	127.2	1,402	338.6	1,378	348.5
West	528	162.6	611	160.1	1,766	505.4	1,586	430.7

Consolidated total	1,881	$562.8	1,784	$500.1	5,760	$1,657.3	4,983	$1,369.3
From unconsolidated joint ventures	528	169.1	25	7.6	872	272.5	27	8.2

Total	2,409	$731.9	1,809	$507.7	6,632	$1,929.8	5,010	$1,377.5

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005		2004		2005		2004

Net Sales Orders(1):	Homes	$	Homes	$	Homes	$	Homes	$

Florida	714	$239.0	952	$301.2	2,196	$753.9	3,008	$890.3
Mid-Atlantic	95	35.7	83	31.7	491	209.1	595	252.7
Texas	709	175.8	480	117.7	2,133	532.2	1,468	371.2
West	303	106.3	828	243.2	2,121	691.0	2,646	731.2

Consolidated total	1,821	$556.8	2,343	$693.8	6,941	$2,186.2	7,717	$2,245.4
From unconsolidated joint ventures	871	309.6	51	21.3	1,671	591.8	281	91.5

Total	2,692	$866.4	2,394	$715.1	8,612	$2,778.0	7,998	$2,336.9

(1)	Net of cancellations

	September 30, 2005			September 30, 2004

Sales Backlog:	Homes	$	Average Price	Homes	$	Average Price

Florida	2,980	$1,033.9	$347	2,913	$875.5	$301
Mid-Atlantic	389	164.6	$423	447	190.3	$426
Texas	1,274	331.0	$260	584	146.1	$250
West	965	318.1	$330	1,924	521.1	$271

Consolidated total	5,608	$1,847.6	$329	5,868	$1,733.0	$295
From unconsolidated joint ventures	5,205	1,660.4	$319	303	95.4	$315

Total*	10,813	$3,508.0	$324	6,171	$1,828.4	$296

*	Includes 3,070 homes of acquired backlog.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005		2004		2005		2004

Average Price:	Deliveries	Sales Orders	Deliveries	Sales Orders	Deliveries	Sales Orders	Deliveries	Sales Orders

Florida	$304	$335	$277	$316	$292	$343	$267	$296
Mid-Atlantic	$439	$376	$440	$382	$416	$426	$401	$425
Texas	$242	$248	$260	$245	$241	$250	$253	$253
West	$308	$351	$262	$294	$286	$326	$272	$276
Consolidated total	$299	$306	$280	$296	$288	$315	$275	$291
From unconsolidated joint ventures	$320	$355	$304	$418	$312	$354	$304	$326
Total	$304	$322	$281	$299	$291	$323	$275	$292

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
      Homebuilding revenues increased 31% to $662.6 million for the three months ended September 30, 2005, from $507.2 million for the three months ended September 30, 2004. This increase is due to an increase in revenues from home sales to $562.8 million for the three months ended September 30, 2005, from $500.1 million for the comparable period in 2004 and an increase in revenues from land sales to $99.8 million for the three months ended September 30, 2005, as compared to $7.1 million for the three months ended September 30, 2004. The 13% increase in revenue from home sales was due to (1) a 5% increase in consolidated home deliveries to 1,881 from 1,784 for the three months ended September 30, 2005 and 2004, respectively, and (2) a 7% increase in the average selling price on consolidated homes delivered to $299,000 from $280,000 in the comparable period of the prior year. A significant component of this increase was the 27% increase in revenues from home sales in our Florida region for the three months ended September 30, 2005, as compared to the same period in 2004. This increase was due to a 16% increase in home deliveries and a 10% increase in the average selling price of such homes. The increase in revenues from land sales is due to the sale of various large tracts of land, particularly in the Phoenix market, in an attempt to diversify our risk and recognize embedded profits. As part of our land inventory management strategy, we regularly review our land portfolio. As a result of these reviews, we will seek to sell land when we have changed our strategy for a certain property and/or we have determined that the potential profit realizable from a sale of a property outweighs the economics of developing a community. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future, but may fluctuate significantly from period to period.
      Our Homebuilding gross profit increased 82% to $185.2 million for the three months ended September 30, 2005, from $101.8 million for the three months ended September 30, 2004. This increase is primarily due to an increase in revenue from home sales and an improved gross margin on home sales as well as an increase in gross profit from land sales. Our gross margin on home sales increased to 27.6% for the three months ended September 30, 2005, from 20.3% for the three months ended September 30, 2004. This increase from period to period is primarily due to: (1) the phasing of sales to maximize revenues and improve margins; (2) our ability to increase prices in markets with strong housing demand; (3) improved control over costs, such as the re-engineering of existing products to reduce costs of construction and achieve cost synergies from our vendor relationships; and (4) the reduction of carrying costs on inventory through improved control over the number of unsold homes completed or under construction, particularly in our Texas and West regions. For the three months ended September 30, 2005, we generated gross profit from land sales of $29.9 million, as compared to $0.5 million for the comparable period in 2004.
      SG&A expenses increased to $90.2 million for the three months ended September 30, 2005, from $61.2 million for the three months ended September 30, 2004. The increase in SG&A expenses is due to increased compensation resulting from (1) increased headcount and (2) significantly increased incentive compensation tied to increased earnings, including increased gross profit from land sales and income from unconsolidated joint ventures.

      SG&A expenses as a percentage of revenues from home sales for the three months ended September 30, 2005 increased to 16.0%, as compared to 12.2% for the three months ended September 30, 2004. The 380 basis point increase in SG&A expenses as a percentage of home sales revenues is due to the increased compensation discussed above. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses incurred by us in connection with these joint ventures are included in our consolidated SG&A expenses. For the three months ended September 30, 2005, the income associated with these joint ventures was $13.3 million, including management fees of $8.2 million, and is shown separately as income from joint ventures in our consolidated statement of income.
      Our net profit margin is calculated by dividing net income by home sales revenues. For the three months ended September 30, 2005, our net profit margin increased to 12.5% from 5.6% during the same period in the prior year due to an increase in gross profit from land sales, improved gross margins and increased income from unconsolidated joint ventures.

Net Sales Orders and Backlog Homes (including unconsolidated joint ventures)
      For the three months ended September 30, 2005, net sales orders increased by 12% as compared to the same period in 2004. The majority of this increase was attributable to the Transeastern JV’s net sales orders since the acquisition. For the three months ended September 30, 2005, the sales value of these new orders increased by 21% over the three months ended September 30, 2004, due to the 12% increase in net sales orders and an increase in the average net sales price to $322,000 from $299,000 over these same periods.
      During the quarter, we transferred 10 active communities with 699 homes in backlog and 642 homes under construction, from our consolidated operations in the West Region to an unconsolidated joint venture.
      We had 10,813 homes in backlog as of September 30, 2005 (of which 3,038 were acquired as part of the Transeastern JV), as compared to 6,171 homes in backlog as of September 30, 2004. The acquisition of Transeastern’s homebuilding assets and operations included a significant amount of backlog as a result of Transeastern’s practice of selling homes further in advance of completion than we do currently. We anticipate the Transeastern JV’s future sales volume to decline as the joint venture reduces the time from sales contract to home delivery to a time period more consistent with ours.

Backlog Sales Value (excluding unconsolidated joint ventures)
      The sales value of backlog increased 7% to $1.8 billion at September 30, 2005, from $1.7 billion at September 30, 2004, while the average selling price of homes in backlog increased to $329,000 from $295,000 from period to period. The increase in the average selling price of homes in backlog was primarily due to our ability to increase prices in markets with strong housing demand as well as our continued efforts to phase sales to maximize gross margins.

Joint Venture Backlog Sales Value
      Joint venture revenues are not included in our consolidated financial statements. At September 30, 2005, the sales value of our joint ventures’ homes in backlog was $1.7 billion.

Financial Services
      Financial Services revenues increased to $13.4 million for the three months ended September 30, 2005, from $8.2 million for the three months ended September 30, 2004. This 63% increase is due primarily to an increase in the number of closings at our title and mortgage operations offset by reduced gains from selling mortgages in the secondary market caused by a shift toward more adjustable rate mortgage loans and market reductions in the interest rate margin. For the three months ended

September 30, 2005, our mix of mortgage originations was 36% adjustable rate mortgages (of which approximately 76% were interest only) and 64% fixed rate mortgages, which is a slight shift from the comparable period in the prior year of 34% adjustable rate mortgages and 66% fixed rate mortgages. The average FICO score of our homebuyers during the three months ended September 30, 2005 was 726, and the average loan to value ratio on first mortgages was 76%. For the three months ended September 30, 2005, approximately 11% of our homebuyers paid in cash as compared to 10% during the three months ended September 30, 2004. Our mortgage operations capture ratio for non-cash homebuyers increased to 69% (excluding the Transeastern JV) for the three months ended September 30, 2005 from 58% for the three months ended September 30, 2004. The number of closings at our mortgage operations increased to 1,442 for the three months ended September 30, 2005, from 1,131 for the three months ended September 30, 2004. Our title operations capture ratio increased to 98% (excluding the Transeastern JV) of our homebuyers for the three months ended September 30, 2005 from 97% for the comparable period in 2004. The number of closings at our title operations increased to 6,725 for the three months ended September 30, 2005, from 4,725 for the same period in 2004. Non-affiliated customers accounted for approximately 73% of our title company revenues for the three months ended September 30, 2005.
      Financial Services expenses increased to $10.4 million for the three months ended September 30, 2005, from $7.6 million for the three months ended September 30, 2004. This 37% increase is a result of higher staff levels to support increased activity.

Nine months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
      Homebuilding revenues increased 27% to $1,812.0 million for the nine months ended September 30, 2005, from $1,430.3 million for the nine months ended September 30, 2004. This increase is due to an increase in revenues from home sales to $1,657.3 million for the nine months ended September 30, 2005, from $1,369.3 million for the comparable period in 2004 and an increase in revenues from land sales to $154.7 million for the nine months ended September 30, 2005, as compared to $61.0 million for the nine months ended September 30, 2004. The 21% increase in revenue from home sales was due to (1) a 16% increase in consolidated home deliveries to 5,760 from 4,983 for the nine months ended September 30, 2005 and 2004, respectively, and (2) a 5% increase in the average selling price on consolidated homes delivered to $288,000 from $275,000 in the comparable period of the prior year. A significant component of this increase was the 43% increase in revenues from home sales in our Florida region for the nine months ended September 30, 2005 as compared to the same period in 2004. This increase was due to a 31% increase in home deliveries and a 9% increase in the average selling price of such homes. The increase in revenues from land sales is due to the sale of various large tracts of land, particularly in the Phoenix market, in an attempt to diversify our risk and recognize embedded profits. As discussed above, our land sales were a result of our regular review of our land portfolio.
      Our Homebuilding gross profit increased 58% to $438.7 million for the nine months ended September 30, 2005, from $278.1 million for the nine months ended September 30, 2004. This increase is primarily due to an increase in revenue from home sales and an improved gross margin on home sales as well as an increase in gross profit from land sales. Our gross margin on home sales increased to 24.2% for the nine months ended September 30, 2005, from 19.3% for the nine months ended September 30, 2004. This increase from period to period is primarily due to: (1) the phasing of sales to maximize revenues and improve margins; (2) our ability to increase prices in markets with strong housing demand; (3) improved control over costs, such as the re-engineering of existing products to reduce costs of construction and achieve cost synergies from our vendor relationships; and (4) the reduction of carrying costs on inventory through improved control over the number of unsold homes completed or under construction, particularly in our Texas and West regions. For the nine months ended September 30, 2005, we generated gross profit from land sales of $38.1 million, as compared to $13.2 million for the comparable period in 2004.
      SG&A expenses increased to $246.7 million for the nine months ended September 30, 2005, from $176.9 million for the nine months ended September 30, 2004. The increase in SG&A expenses is due to increased compensation resulting from (1) increased headcount and (2) significantly increased incentive compensation tied to increased earnings, including increased gross profit from land sales and income from unconsolidated joint ventures. Also contributing to the increase in SG&A expenses is an increase of $3.4 million in stock based compensation expense. For the nine months ended September 30, 2005 and 2004, we recognized a compensation charge of $7.4 million and $4.0 million, respectively, due to the variable accounting treatment of certain stock-based awards which include performance-based accelerated vesting criteria and certain other common stock purchase rights.
      SG&A expenses as a percentage of revenues from home sales for the nine months ended September 30, 2005 increased to 14.9%, as compared to 12.9% for the nine months ended September 30, 2004. The 200 basis point increase in SG&A expenses as a percentage of home sales revenues is due to the increased compensation, including stock based compensation, discussed above. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses incurred by us in connection with these joint ventures are included in our consolidated SG&A expenses. For the nine months ended September 30, 2005, the income associated with these joint ventures was $24.0 million, including management fees of $15.1 million, and is shown separately as income from joint ventures in our consolidated statement of income.
      Our net profit margin is calculated by dividing net income by home sales revenues. For the nine months ended September 30, 2005, our net profit margin increased to 8.6% from 5.1% due to an increase in gross profit from land sales, improved gross margins and increased income from unconsolidated joint ventures.

Net Sales Orders (including unconsolidated joint ventures)
      For the nine months ended September 30, 2005, net sales orders increased by 8% as compared to the same period in 2004, due to an increase in sales in our Texas and West Regions, which were partially offset by decreases in our Florida and Mid-Atlantic regions from the deliberate phasing of sales to improve gross margins. The increase is also partially attributable to the Transeastern JV’s net sales orders since the acquisition. For the nine months ended September 30, 2005, the sales value of these new orders increased by 19% over the nine months ended September 30, 2004, due to an increase in net sales orders and an increase in the average net sales price to $323,000 from $292,000 over these same periods.

Financial Services
      Financial Services revenues increased to $34.8 million for the nine months ended September 30, 2005, from $26.4 million for the nine months ended September 30, 2004. This 32% increase is due primarily to an increase in the number of closings at our title and mortgage operations offset by reduced gains in selling mortgages in the secondary market caused by a shift toward more adjustable rate mortgage loans and market reductions in the interest rate margin. For the nine months ended September 30, 2005, our mix of mortgage originations was 40% adjustable rate mortgages (of which approximately 74% were interest only) and 60% fixed rate mortgages, which is a shift from the comparable period in the prior year of 33% adjustable rate mortgages and 67% fixed rate mortgages. The average FICO score of our homebuyers during the nine months ended September 30, 2005 was 728, and the average loan to value ratio on first mortgages was 77%. For the nine months ended September 30, 2005, approximately 11% of our homebuyers paid in cash as compared to 12% during the nine months ended September 30, 2004. Our mortgage operations capture ratio for non-cash homebuyers increased to 64% (excluding the Transeastern JV) for the nine months ended September 30, 2005 from 60% for the nine months ended September 30, 2004. The number of closings at our mortgage operations increased to 3,811 for the nine months ended September 30, 2005, from 3,321 for the nine months ended September 30, 2004. Our title operations capture ratio decreased to 89% (excluding the Transeastern JV) of our homebuyers for the nine months ended September 30, 2005, from 96% for the comparable period in 2004, due to an organizational change in our Phoenix operations causing a loss of closings for a portion of the period. However, the number of closings at our title operations increased to 17,263 for the nine months ended September 30, 2005, from 14,437 for the same period in 2004. Non-affiliated customers accounted for approximately 75% of our title company revenues for the nine months ended September 30, 2005.

      Financial Services expenses increased to $28.1 million for the nine months ended September 30, 2005, from $20.0 million for the nine months ended September 30, 2004. This 40% increase is a result of higher staff levels to support increased activity.
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
      At September 30, 2005, we had unrestricted cash and cash equivalents of $50.2 million as compared to $268.5 million at December 31, 2004.
      Cash used in operating activities was $251.5 million during the nine months ended September 30, 2005, as compared to $148.8 million during the nine months ended September 30, 2004. The increase in the use of cash in operating activities primarily is due to an increase of $422.0 million in additional inventory to support our growth. These expenditures have been financed by retaining earnings and with the issuance of senior subordinated notes and common stock. Because of our rapid growth in recent periods, our operations have generally used more cash than they have generated. We expect this trend to continue.
      Cash used in investing activities was $140.6 million during the nine months ended September 30, 2005, as compared to $41.4 million during the nine months ended September 30, 2004. The increase in the use of cash in investing activities primarily is due to an additional $92.4 million spent for investments in unconsolidated joint ventures (including $92.3 million associated with the Transeastern JV) and an additional $20.0 million in loans to unconsolidated joint ventures during the nine months ended September 30, 2005, offset by a decrease in net additions to property and equipment of $6.6 million.
      On September 13, 2005, pursuant to an underwritten public offering, we sold 3,358,000 shares of our common stock at a price of $28.00 per share. The net proceeds of the offering to us were $89.3 million, after deducting offering costs and underwriting fees of $4.8 million. The offering proceeds were used to pay outstanding indebtedness under our revolving credit facility.

Financing Activities
      Our consolidated borrowings at September 30, 2005 were $946.2 million, up from $860.4 million at December 31, 2004. At September 30, 2005, our Homebuilding borrowings of $891.6 million included $300.0 million in 9% senior notes due 2010, $185.0 million of 10 3/8% senior subordinated notes due 2012, $125.0 million of 7 1/2% senior subordinated notes due 2011, $200.0 million of 7 1/2% senior subordinated notes due 2015, and $80.0 million of revolving credit facility borrowings which bear interest at the reserve-adjusted Eurodollar base rate plus 1.7%. Our weighted average debt to maturity is 6.1 years, while our average inventory turnover is 1.3 times per year.
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
      Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 48.6% at September 30, 2005 from 47.3% at December 31, 2004, due primarily to the use of cash in our operations. As noted above, we have made significant investments in inventory consistent with our growth strategy which we have financed, in part, through debt and internally generated cash, resulting in an increase in our financial leverage. We believe that our financial leverage is appropriate given our industry, size and current growth strategy.

	Homebuilding Net Debt to Capital

	September 30,	December 31,
	2005	2004

Notes payable	$811.6	$811.4
Bank borrowings	80.0	—

Homebuilding borrowings(1)	$891.6	$811.4
Less: unrestricted cash	43.2	217.6

Homebuilding net debt	$848.4	$593.8
Stockholders’ equity	897.5	662.7

Total capital(2)	$1,745.9	$1,256.5

Ratio	48.6%	47.3%

(1)	Does not include obligations for inventory not owned of $79.5 million at September 30, 2005 and $136.2 million at December 31, 2004, all of which are non-recourse to us.

(2)	Does not include Financial Services bank borrowings of $54.6 million at September 30, 2005 and $49.0 million at December 31, 2004.
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
      Our revolving credit facility permits us to borrow to the lesser of (i) $600.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $300.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our material direct and indirect subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). The revolving credit facility expires on October 26, 2008. As of September 30, 2005, we had $80.0 million outstanding under the revolving credit facility, and had issued letters of credit totaling $177.1 million. Therefore, as of September 30, 2005, we had $342.9 million remaining in availability, all of which we could have borrowed without violating any of our debt covenants.

      Our mortgage subsidiary has the ability to borrow up to $120.0 million under two revolving warehouse lines of credit to fund the origination of residential mortgage loans. One of these warehouse lines can be increased to provide up to an additional $50.0 million of availability, subject to meeting certain requirements. One of the lines of credit bears interest at the 30 day LIBOR rate plus a margin of 1.25% to 3.0%, based upon the type of mortgage loans being financed, and the other bears interest at the 30 day Eurodollar rate plus a margin of 1.125%. Both warehouse lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. Our primary warehouse line of credit was to expire on October 22, 2005 and has been extended until November 21, 2005. Our other warehouse line of credit expires December 15, 2005. As of September 30, 2005, we had $54.6 million in borrowings under our warehouse lines of credit.
      We believe that we have adequate financial resources, including unrestricted cash, availability under our current revolving credit facility and the warehouse lines of credit, and relationships with financial partners to meet our current and anticipated working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $78.3 million (at September 30, 2005, based on the outstanding balances and interest rates as of such date). However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional debt or equity financing to operate or expand our business.
      At September 30, 2005, the amount of our annual debt service payments was $78.3 million. This amount included annual debt service payments on the senior and senior subordinated notes of $70.6 million and interest payments on the revolving credit facility, the warehouse lines of credit, and other notes of $7.7 million based on the balances outstanding as of September 30, 2005. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payment by $1.3 million per year.

Off Balance Sheet Arrangements

Land and Homesite Option Contracts
      We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. These option contracts are either with land sellers or financial investors who have acquired the land to enter into option contracts with us. Option contracts allow us to control significant homesite positions with a minimal capital investment (generally 15%) and substantially reduce the risk associated with land ownership and development. At September 30, 2005, we had refundable and non-refundable deposits of $199.4 million and had issued letters of credit of approximately $144.1 million associated with our option contracts. The financial exposure for nonperformance on our part in these transactions is generally limited to our deposits and/or letters of credit.
      Additionally, at September 30, 2005, we had outstanding performance/ surety bonds outstanding of approximately $255.0 million and letters of credit of approximately $33.0 million primarily related to land development activities.

Investments in Unconsolidated Joint Ventures
      We have entered into, and expect to expand our use of, joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. In addition, we have, on a selective basis, entered into joint ventures that acquire and develop land for sale to unrelated third parties. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings, generally are non-recourse to us. At

September 30, 2005, we had investments in unconsolidated joint ventures of $188.0 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At September 30, 2005, we had receivables of $80.3 million from these joint ventures.
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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found throughout this Quarterly Report and specifically in the material set forth in the section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “expect,” “estimate,” “project,” and “future.” Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our expectations regarding our continued use of option contracts, investments in unconsolidated joint ventures and other off-balance sheet arrangements to control homesites and manage our business and their effect on our business;

•	our expectations regarding the labor and supply shortages and increases in costs of materials caused by the recent hurricanes and rising costs of petroleum;

•	our expectations regarding the impact of Hurricane Wilma on our sales, home deliveries and community openings in the Florida Region;

•	our expectations regarding our use of cash in operations;

•	our expectations regarding future land sales;

•	our expectations regarding the future sales volume of the Transeastern JV;

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our annual debt service payments, and land acquisition and development needs; and

•	our expectations regarding the impact on our business and profits of phasing our sales and limiting our early sales activities.
      These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The most important factors that could cause the assumptions underlying forward-looking statements and actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies;

•	our relationship with Technical Olympic S.A. and its control over our business activities;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as increases in interest, inflation, or unemployment rates or decline in consumer confidence or the demand for, or the prices of, housing;

•	events which would impede our ability to open new communities and/or deliver homes within anticipated timeframes and/or within anticipated budgets;

•	an increase in interest rates;

•	an increase in the cost, or shortages in the availability, of labor and materials;

•	our ability to compete in our existing and future markets;

•	our ability to successfully utilize and recognize the anticipated benefits of joint venture and option contracts;

•	currently unanticipated delays, disruptions, cost increases and/or labor and material shortages caused by Hurricane Wilma;

•	the impact of hurricanes, tornadoes or other natural disasters or weather conditions on our business, including the potential for shortages and increased costs of materials and qualified labor and the potential for delays in construction and obtaining government approvals; and

•	an increase or change in governmental regulations, or in the interpretation and/or enforcement of existing governmental regulations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
      At September 30, 2005, $810.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our existing construction loans, warehouse lines of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of September 30, 2005, we had an aggregate of approximately $134.6 million drawn under our bank loan arrangements that were subject to changes in interest rates. Consequently, an increase or decrease of 1% in interest rates will change our annual debt service payments by $1.3 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.
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
      To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we maintain disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as of September 30, 2005. Based on such evaluation, such officers have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Date: November 8, 2005

By:	/s/ Randy L. Kotler

Name: Randy L. Kotler
Title: Vice President-Chief Accounting Officer
Date: November 8, 2005