Form 10-K
period 2005-12-31
TECHNICAL OLYMPIC USA INC
filed 2006-03-10
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32322

Technical Olympic USA, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0460831
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4000 Hollywood Boulevard, Suite 500 North Hollywood, Florida	33021
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(954) 364-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
9% Senior Notes due 2010 (CUSIP No. 878483 AC0)	New York Stock Exchange
9% Senior Notes due 2010 (CUSIP No. 878483 AG1)	New York Stock Exchange
10 3/8% Senior Subordinated Notes due 2012 (CUSIP No. 878483 AD8)	New York Stock Exchange
7 1/2% Senior Subordinated Notes due 2011 (CUSIP No. 878483 AJ5)	New York Stock Exchange
7 1/2% Senior Subordinated Notes due 2015 (CUSIP No. 878483 AL0)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $363.0 million as of June 30, 2005.

As of March 6, 2006, there were 59,554,997 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2005, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

We design, build and market high quality detached single-family residences, town homes, and condominiums. We operate in markets characterized by strong population and income growth. Currently, we conduct homebuilding operations through our consolidated operations and unconsolidated joint ventures in various metropolitan markets in ten states, located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West. As used in this Form 10-K, “consolidated” information refers only to information relating to our operations which are consolidated in our financial statements; “combined” information includes consolidated information and information relating to our unconsolidated joint ventures.

For the year ended December 31, 2005, on a combined basis, we delivered 9,435 homes with an average sales price of $298,000, had 10,623 net sales orders and ended the year with 10,021 homes in backlog. Our consolidated operations delivered 7,769 homes in 2005, having an average sales price of $292,000, had 8,614 net sales orders and generated $2.5 billion in homebuilding revenues and $218.3 million in net income. At December 31, 2005, we had 5,272 consolidated homes in backlog with an aggregate sales value of $1.8 billion, and our unconsolidated joint ventures had 4,749 homes in backlog with an aggregate sales value of $1.5 billion. As of December 31, 2005, we controlled approximately 94,300 homesites on a combined basis.

We market our homes to a diverse group of homebuyers, including “first-time” homebuyers, “move-up” homebuyers, homebuyers who are relocating to a new city or state, buyers of second or vacation homes, active-adult homebuyers and homebuyers with grown children who want a smaller home (“empty-nesters”). We market our homes under various brand names including Engle Homes, Newmark Homes, Trophy Homes, and Transeastern Homes.

As part of our objective to provide homebuyers a seamless home purchasing experience, we have developed, and are expanding, our complementary financial services business. As part of this business, we provide mortgage financing, closing and settlement services, and offer title, homeowners’ and other insurance products. Our mortgage financing operation’s revenues consist primarily of origination and premium fee income, interest income and the gain on the sale of the mortgages. We sell substantially all of our mortgages and the related servicing rights to third parties. Our mortgage financing operation derives most of its revenues from buyers of our homes, although existing homeowners may also use these services. By comparison, our title and closing services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate.

For financial information about our homebuilding and financial services operating segments, please see our consolidated financial statements on pages F-1 through F-38 of this Form 10-K.

Business Strategies

Capitalize on Growth Potential in Our Current Markets

We believe that a significant portion of our future growth will stem from our ability to increase our homes sales and capture additional market share within our current markets. Currently, we conduct homebuilding operations in various metropolitan markets, each of which is highly fragmented with other homebuilders. Our reputation as a high quality homebuilder combined with our financial resources gives us an advantage over many smaller homebuilders with whom we compete. Consequently, we have an opportunity to significantly strengthen our market position by expanding our product offerings and increasing the size and number of our active selling communities. Generally, our current markets have demonstrated solid income and population growth trends.

Expand Our Use of Joint Ventures and Option Contracts to Maximize our Return on Equity and Manage Risk

We have entered into, and expect to expand our use of, joint ventures that acquire and develop land for our homebuilding operations, and/or joint ventures that develop land and also build and market homes. We believe that these joint ventures help us acquire attractive land positions, mitigate and share the risk associated with land ownership and development, increase our return on equity and extend our capital resources. In addition, we seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At December 31, 2005, we controlled approximately 68,900 homesites on a consolidated basis of which 60% were controlled through various option contracts. Additionally, our joint ventures controlled approximately 25,400 homesites at December 31, 2005.

Grow Our Financial Services Business

Our financial services operations require minimal capital investment and are financially advantageous because of the cost savings resulting from using our affiliated mortgage financing operation and the earnings generated by the high volume of transactions completed by our title insurance and closing services operations. We believe that these financial services complement our homebuilding operations and provide homebuyers a more efficient and seamless home purchasing experience. For the year ended December 31, 2005, 65% of our non-cash homebuyers (excluding the Transeastern joint venture) used our mortgage services (approximately 11% of our homebuyers paid in cash), while 91% of our homebuyers used our title and closing services and 19% used our insurance agencies to obtain insurance. We believe that we have an opportunity to grow our financial services business by:

•	increasing the percentage of our homebuyers who use our financial services; and

•	marketing our financial services to buyers of homes built by other homebuilders, including smaller homebuilders that do not provide their own financial services.

Selectively Expand Into New Markets

We intend to supplement our primary growth strategy of expansion in our current markets with a disciplined approach to entering new markets. We select our target geographic markets based on, among other things, historical and projected population growth, projected job and income growth, regional economic conditions, availability of strong management with local expertise, land availability, single-family home permit activity and price, the local land development process, consumer tastes, competition, housing inventory and secondary home sales activity. We believe this long-term emphasis on geographic diversification across a range of growing markets with strong fundamentals will enable us to minimize our exposure to adverse economic conditions, seasonality and housing cycles in individual local markets. We may enter new markets through strategic acquisitions of other homebuilders or through initiating operations using our existing management expertise and resources.

Homebuilding Operations

Markets

We operate in various metropolitan markets in ten states located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West. For the year ended December 31, 2005, Phoenix was our largest metropolitan market, representing approximately 25% of our combined home deliveries. We currently do not expect the Phoenix market to represent as large a portion of our combined home deliveries in 2006.

Florida	Mid-Atlantic	Texas	West

Jacksonville	Baltimore/Southern Pennsylvania	Austin	Colorado
Orlando	Delaware	Dallas/Ft. Worth	Las Vegas
Southeast Florida	Nashville	Houston	Phoenix
Southwest Florida	Northern Virginia	San Antonio
Tampa/St. Petersburg

Florida.  Our Florida region is comprised of five metropolitan markets: Jacksonville; Orlando; Southeast Florida, which is comprised of Miami-Dade, Broward, Palm Beach, Martin, St. Lucie, and Indian River Counties; and Southwest Florida, which is comprised of the Fort Myers/ Naples area. Our Transeastern joint venture operates in these Florida markets as well as the Tampa/St. Petersburg area. For the year ended December 31, 2005, our consolidated operations delivered 2,785 homes in Florida, generating revenue of $829.4 million, or 36.6% of our consolidated revenues from home sales.

Mid-Atlantic.  Our Mid-Atlantic region is comprised of four metropolitan markets: Baltimore, Maryland/Southern Pennsylvania; Delaware; Nashville, Tennessee; and Northern Virginia. For the year ended December 31, 2005, our consolidated operations delivered 697 homes in our Mid-Atlantic region generating revenue of $290.3 million, or 12.8% of our consolidated revenues from home sales.

Texas.  Our Texas region is comprised of four metropolitan markets: Austin; Dallas/Ft. Worth; Houston; and San Antonio. For the year ended December 31,2005, our consolidated operations delivered 2,059 homes in Texas, generating revenue of $500.6 million, or 22.1% of our consolidated revenues from home sales.

West.  Our West region is comprised of three metropolitan markets: Colorado, which is comprised of Denver, Boulder and Colorado Springs; Las Vegas, Nevada; and Phoenix, Arizona. For the year ended December 31, 2005, our consolidated operations delivered 2,228 homes in our West region generating revenue of $646.3 million, or 28.5% of our consolidated revenues from home sales.

In addition to these consolidated deliveries, our unconsolidated joint ventures delivered an additional 1,666 homes during the year ended December 31, 2005.

Product Mix

We select our product mix in a particular geographic market based on the demographics of the market, demand for a particular product, margins and the economic strength of the market. We regularly review our product mix in each of our markets so that we can quickly respond to market changes and opportunities.

For the year ended December 31, 2005, 36% of our combined home deliveries were from homes in the $200,000 to $300,000 price range, 26% of our combined home deliveries were from homes in the $300,000 to $400,000 price range, 22% of our combined home deliveries were from homes in the under $200,000 price range, and 16% of our combined home deliveries were from homes in the over $400,000 price range. For 2005, 85% of our combined home deliveries were generated from single family homes and 15% of our combined home deliveries were generated from multi-family homes, as compared to 88% of our combined home deliveries from single family homes and 12% of our combined home deliveries from multi-family homes for the year ended December 31, 2004.

Land and Homesites

Land is a key raw material and one of our most valuable assets. We believe that by acquiring land and homesites in premier locations, we enhance our competitive standing and reduce our exposure to economic downturns. We believe that homes in premier locations continue to attract homebuyers in both strong and weak economic conditions. We consider that our disciplined acquisition strategy of balancing homesites and land we own and those we can acquire under option contracts provides us access to a substantial supply of quality homesites and land while conserving our invested capital, optimizing our returns, and managing risk.

Types of Land and Homesites.  In our homebuilding operations, we generally acquire land or homesites that are “entitled.” Land is entitled when all requisite residential zoning has been obtained for it. Competition for attractive land in certain of our more active markets, however, leads us to acquire land that is not yet entitled and undertake the entitlement process ourselves.

We also generally seek to acquire entitled land and homesites that have water and sewage systems, streets and other infrastructure in place (we refer to these properties as “developed homesites”) because they are ready to have homes built on them. When we acquire entitled homesites that are not developed, we must first put in place the necessary infrastructure before commencing construction. However, we believe that there are economic benefits to undertaking the development of some of the land that we may acquire, and in those cases, we will attempt to take advantage of those economic benefits by engaging in land development activities. In some of these cases, we seek to use special assessment districts to finance any necessary public infrastructure improvements and the costs of land development. These special assessment districts typically issue tax exempt bonds to finance these improvements and costs. These tax exempt bonds are typically secured by the property, are non-recourse to us and are repaid from assessments levied on the property.

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

Initially, our experienced management teams in each of our divisions conduct extensive analysis on the local market to determine if we want to enter or expand our operations in that market. As part of this analysis, we consider a variety of factors, including:

•	historical and projected population and employment rates for the surrounding area;

•	demographic information such as age, education and economic status of the homebuyers in the area;

•	suitability for development within two to four years of acquisition;

•	desirability of location, including proximity to metropolitan area, local traffic corridors and amenities; and

•	prices of comparable new and resale homes in the area.

We then evaluate and identify specific homesites in desirable locations that are consistent with our strategy for the particular market, including the type of home and anticipated sales price that we wish to offer in the community. In addition, we review:

•	estimated costs of completed homesite development;

•	current and anticipated competition in the area, including the type and anticipated sales prices of homes offered by our competitors;

•	opportunity to acquire additional homesites in the future, if desired; and

•	results of financial analyses, such as projected profit margins and return on invested capital.

In addition, we conduct environmental due diligence, including on-site inspection and soil testing, and confirm that the land has, or is reasonably likely to obtain, the necessary zoning and other governmental entitlements required to develop and use the property for residential home construction.

Each land acquisition proposal, which contains specific information relating to the market, property and community, is then subject to review and approval by our Asset Committee. The Asset Committee is comprised of representatives from our land, finance, sales and marketing, product development, supply management, and legal departments.

Land Supply.  We acquire the land and homesites we require for our homebuilding operations through a combination of purchase agreements, option contracts and joint ventures. At December 31, 2005, we controlled approximately 94,300 combined homesites in our homesite inventory. Of this amount, we owned approximately 27,300 homesites, had option contracts on approximately 41,600 homesites and our unconsolidated joint ventures controlled approximately 25,400 homesites. This represents supply for approximately 10.0 years of operations, based on our 2005 deliveries. The table below shows our approximate homesite inventory by region and in total for the periods indicated:

	At December 31,
	2005	2004	2003

Consolidated:
Florida	20,100	17,000	19,900
Mid-Atlantic	7,300	5,900	4,900
Texas	12,400	6,200	8,100
West	29,100	15,900	15,300

Consolidated total	68,900	45,000	48,200
Unconsolidated joint ventures:
Florida	19,800	200	—
Mid-Atlantic	400	600	—
Texas	500	—	—
West	4,700	4,200	—

Unconsolidated joint ventures total	25,400	5,000	—

Combined total(1)	94,300	50,000	48,200

(1)	Includes approximately 60,700, 36,000, and 35,800 homesites under option contracts by us and our unconsolidated joint ventures as of December 31, 2005, 2004, and 2003, respectively.

Option Contracts.  Option contracts allow us to control significant homesite positions with minimal capital investment, allowing us to increase our return on equity, extend our capital resources and manage the risks associated with land ownership and development. Consequently, we seek to use option contracts to acquire land whenever feasible. Under the option contracts, we have the right, but not the obligation, to buy homesites at predetermined prices on a predetermined takedown schedule anticipated to be commensurate with home starts. Option contracts generally require the payment of a cash deposit or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price. These option contracts are either with land sellers or financial investors who have acquired the land to enter into the option contract with us. Homesite option contracts are generally nonrecourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. At December 31, 2005, we had option contracts on approximately 41,600 homesites and had approximately $218.5 million in cash deposits and $186.9 million in letters of credit under those option contracts. At December 31, 2005, our unconsolidated joint ventures had option contracts on approximately 19,100 homesites.

Joint Ventures.  We believe that using joint ventures in our homebuilding operations to acquire and develop land and/or to acquire and develop land and build and market homes helps us acquire attractive land positions, mitigate and share the risks associated with land ownership and development, increase our return on equity and extend our capital resources. We significantly expanded our use of joint ventures during the year ended December 31, 2005, through our acquisition of the homebuilding assets and operations of Transeastern Properties, Inc. We expect to continue to use joint ventures in the future.

Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors, or other real estate entities. In joint ventures where the acquisition, development and/or construction of the property are being financed with debt, the borrowings are non-recourse to us, except that we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. In addition to joint ventures that acquire and develop land for our homebuilding operations, and/or joint ventures that develop land and also build and market homes, we have, on a selective basis, entered into joint ventures that acquire and develop land for sale to unrelated third party builders.

At December 31, 2005, our joint ventures controlled approximately 25,400 homesites. At December 31, 2005, we had investments in and receivables from unconsolidated joint ventures of $315.0 million. During the year ended December 31, 2005, our unconsolidated joint ventures had a total of 2,009 net sales orders and 1,666 homes delivered, and at year end our unconsolidated joint ventures had 4,749 homes in backlog with a sales value of $1.5 billion.

Land Sales.  As part of our land inventory management strategy, we regularly review our land portfolio to determine whether to sell all or a portion of the homesites and land that we have purchased to capitalize on market opportunities. Our division managers are constantly reviewing the competitive landscape and characteristics of each of our local markets. As a result of these reviews, we will seek to sell land when we have changed our strategy for a certain property or market and/or we have determined that the potential profit realizable from a sale of property outweighs the economics of developing a community. Land sales are incidental to our homebuilding operations and may fluctuate significantly from period to period. Revenues from land sales for the year ended December 31, 2005 were $194.9 million, as compared to $115.8 million for the year ended December 31, 2004.

Supply Management

We use our purchasing power and a team-oriented sourcing methodology to achieve volume discounts and the best possible service from our suppliers, thereby reducing costs, ensuring timely deliveries and reducing the risk of supply shortages due to allocations of materials. Our team-oriented sourcing methodology involves the use of corporate, regional, and divisional teams of supply management personnel who are responsible for identifying which commodities should be purchased and used on a national, regional, or divisional level to optimize our purchasing power. We have negotiated price arrangements, which we believe are favorable, to purchase lumber, sheetrock, appliances, heating and air conditioning, counter tops, bathroom fixtures, roofing and insulation products, concrete, bricks, floor coverings and other housing equipment and materials. Our purchase contracts are with high quality national and regional suppliers and do not have any minimum purchase requirements.

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

Design

To appeal to the tastes and preferences of local communities, we expend considerable effort in developing an appropriate design and marketing concept for each community, including determining the size, style and price range of the homes and, in certain projects, the layout of streets, individual homesites and overall community design. In addition, in certain markets, outside architects who are familiar with the local communities in which we build, assist us in preparing home designs and floor plans. The product line that we offer in a particular community depends upon many factors, including the housing generally available in the area, the needs of the particular market and our costs of homesites in the community. To improve the efficiency of our design process and make full use of our resources and expertise, we maintain a company-wide database of detailed information relating to the design and construction of our homes, including architectural plans previously or currently used in our communities. We also use an accelerated product development process that involves gathering our architects, strategic suppliers and subcontractors, and divisional management teams together in intensive working sessions intended to allow us to develop and deploy new product designs faster than the industry norm. As discussed above, this cross-functional approach to product development and design also focuses on reducing costs and inefficiencies in the building process by ensuring that the design process takes into account supply management, building technology and sales and marketing issues.

Design Centers

We maintain design centers in most of our markets as part of our marketing process and to assist our homebuyers in selecting options and upgrades, which can result in additional revenues. The design centers heighten interest in our homes by allowing homebuyers to participate in the design process and introducing homebuyers to the various flooring, lighting, fixture and hardware options available to them. In keeping with our regional approach, each region decides what type of design center is suitable for the local area. While the size and content of our design centers vary between markets, the focus of all of our design centers is on making the homebuyer’s selection process less complicated and an enjoyable experience, while increasing our profitability.

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

We typically complete the construction of a home within four to ten months after the receipt of relevant permits. Construction time, however, depends on weather, availability of labor, materials and supplies, and other factors. We do not maintain significant inventories of construction materials, except for materials related to work in progress for homes under construction. While the availability and cost of construction materials may be negatively impacted from time to time due to various factors, including weather conditions, generally, the construction materials used in our operations are readily available from numerous sources. We have established price arrangements or contracts, which we believe are favorable, with suppliers of certain of our building materials, but we are not under specific purchasing requirements.

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

Marketing and Sales

We currently market our homes primarily under the Engle Homes brand name in Florida, most of the Mid-Atlantic, and the West, and under the Newmark Homes brand name in Texas and in Nashville, Tennessee. We also market our homes targeted to “first-time” homebuyers under the Trophy Homes brand name, and we market homes in Florida through an unconsolidated joint venture using the Transeastern Homes brand name.

We have recently consolidated our brands to leverage our most successful brands and reduce the costs associated with maintaining multiple brands. We believe our brands are widely recognized in the markets in which we operate for providing quality homes in desirable locations and enjoy a solid reputation among potential homebuyers.

We build and market different types of homes to meet the needs of different homebuyers and the needs of different markets. We employ a variety of marketing techniques to attract potential homebuyers through numerous avenues, including Internet web sites for our various homebuilding brands, advertising and other marketing programs. We advertise on television, in newspapers and other publications, through our own brochures and newsletters, on billboards, and in brochures and newsletters produced and distributed by real estate and mortgage brokers.

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

We market and sell homes through our own sales personnel and in cooperation with independent real estate brokers. Because approximately 65% of our sales (based on combined homes delivered) originate from independent real estate brokers, we sponsor a variety of programs and events, including breakfasts, contests and other events to provide the brokers with a level of familiarity with our communities, homes and financing options necessary to successfully market our homes.

Sales of our homes generally are made pursuant to a standard sales contract that is tailored to the requirements of each jurisdiction. Generally, our sales contracts require a deposit of a fixed amount or percentage, typically averaging about five percent of the purchase price, plus additional deposits for options and upgrades selected by homebuyers. The contract typically includes a financing contingency which permits the customer to cancel in the event mortgage financing cannot be obtained within a specified period, usually 30 days from the signing. The contract may include other contingencies, such as the prior sale of a buyer’s existing home. We estimate that the average period between the execution of a sales contract for a presold home and closing ranges from four months to over a year, depending on the market.

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

An integral part of our customer service program includes post-delivery surveys. In most of our markets we contract with independent third parties to conduct periodic post-delivery evaluations of the customer’s satisfaction with their home, as well as the customer’s experience with our sales personnel, construction department and title and mortgage services. Typically, we use a national customer satisfaction survey company to mail customer satisfaction surveys to homeowners within 60 days of their home closing. These surveys provide us with a direct link to the customer’s perception of the entire buying experience as well as valuable feedback on the quality of the homes we deliver and the services we provide.

Warranty Program

For all homes we build, we provide our homebuyers with a one-year or two-year limited warranty on workmanship and materials, and a five to ten-year limited warranty covering major structural defects. The extent of these warranties may differ in some or all of the states in which we operate. We currently have a homebuilder protective policy which covers warranty claims for structure and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. We have a warranty administration program in conjunction with our homebuilder protective policy insurance carrier that we believe will allow us to more effectively manage and resolve our warranty claims. We subcontract homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance before receiving payments for their work and, therefore, claims relating to workmanship and materials are the primary responsibility of our subcontractors. However, there is no assurance that we will be able to enforce these contractual indemnities. After we deliver a home, we process all warranty requests through our customer service departments located in each of our markets. If a warranty repair is necessary, we manage and supervise the repair to ensure that the appropriate subcontractor takes prompt and appropriate corrective action. Additionally, we have developed a pro-active response and remediation protocol to address any warranty claim that may result in mold damage. We generally have not had any material litigation or claims regarding warranties or latent defects with respect to construction of homes. Current claims and litigation are expected to be substantially covered by our reserves or insurance.

Financial Services

As part of our objective to provide homebuyers a seamless home purchasing experience, we have developed, and are expanding, our complementary financial services business. As part of this business, we provide mortgage financing, closing and settlement services, and offer title, homeowners’ and other insurance products. Our mortgage financing operation derives most of its revenues from buyers of our homes, although existing homeowners may also use these services. By comparison, our title and closing services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate.

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

For the year ended December 31, 2005, approximately 11% of our homebuyers paid in cash and 65% (excluding the Transeastern JV) of our non-cash homebuyers utilized the services of our mortgage business. During 2005, we closed 7,232 loans totaling $1.3 billion in principal amount.

Through our title services business, we, as agent, obtain competitively-priced title insurance for, and provide closing services to, our homebuyers as well as third party homebuyers. We conduct this business through our subsidiary, Universal Land Title, Inc. and its subsidiaries.

Universal Land Title works with national underwriters and lenders to facilitate client service and coordinates closings at its offices. It is equipped to handle e-commerce applications, e-mail closing packages and digital document delivery. The principal sources of revenues generated by our title insurance business are fees paid to Universal Land Title for title insurance obtained for our homebuyers and other third party residential purchasers. Universal Land Title operates as a title agency with its headquarters in West Palm Beach, Florida and has 29 additional offices.

For the year ended December 31, 2005, approximately 91% of our homebuyers used Universal Land Title or its affiliates for their title insurance agency and closing services. We continue to expand our title services business to markets not currently served by Universal Land Title. Third party homebuyers (or non-company customers) accounted for 73% of our title services business revenue for the year ended December 31, 2005.

Alliance Insurance and Information Services, LLC, owned by Universal Land Title, is a full service insurance agency serving all of our markets. Alliance markets homeowners’, flood and auto insurance directly to homebuyers and others in all of our markets and also markets life insurance in Florida. Interested homebuyers obtain free quotes and have the necessary paperwork delivered directly to the closing table for added convenience. For the year ended December 31, 2005, 19% of our new homebuyers used Alliance for their insurance needs.

Governmental Regulation

We must comply with federal, state, and local laws and regulations relating to, among other things, zoning, treatment of waste, land development, required construction materials, density requirements, building design, and elevation of homes in connection with the construction of our homes. These include laws requiring use of construction materials that reduce the need for energy-consuming heating and cooling systems. In addition, we and our subcontractors are subject to laws and regulations relating to employee health and safety. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws requiring that commitments to provide roads and other infrastructure be in place prior to the commencement of new construction. These laws and regulations are usually administered by individual counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

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

Our title insurance agency subsidiaries must comply with applicable insurance laws and regulations. Our mortgage financing subsidiary must comply with applicable real estate lending laws and regulations. In addition, to make it possible for purchasers of some of our homes to obtain FHA-insured or VA-guaranteed mortgages, we must construct those homes in compliance with regulations promulgated by those agencies.

The mortgage financing and title insurance subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states regarding mortgage financing, homeowners’ insurance, and title insurance companies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, forms of policies, and premiums.

Competition and Market Forces

The development and sale of residential properties is a highly competitive business. We compete in each of our markets with numerous national, regional, and local builders on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality, and financing. Builders of new homes compete for homebuyers, and for desirable properties, raw materials, and reliable, skilled subcontractors. We also compete with resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. We believe we generally compare favorably to other builders in the markets in which we operate, due primarily to:

•	our experience within our geographic markets;

•	the ability of our local managers to identify and quickly respond to local market conditions; and

•	our reputation for service and quality.

The housing industry is cyclical and is affected by consumer confidence levels and prevailing economic conditions, including interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes, energy costs, changes in consumer preferences, demographic trends, and the availability of and changes in mortgage financing programs.

We compete with other mortgage lenders, including national, regional and local mortgage bankers, mortgage brokers, banks, and other financial institutions, in the origination, sale, and servicing of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other insurance agencies, including national, regional, and local insurance agencies, and attorneys in the sale of title insurance, homeowner insurance, and related insurance services. Principal competitive factors include the level of service available, technology, cost and other features of insurance products available to the consumer.

Seasonality

The homebuilding industry tends to be seasonal, as generally there are more homes sold in the spring and summer months when the weather is milder, although the number of sales contracts for new homes is highly dependent on the number of active communities and the timing of new community openings. Because new home deliveries trail new home contracts by a number of months, we typically have the greatest percentage of home deliveries in the fall and winter, and slow sales in the spring and summer months could negatively affect our full year results. We operate primarily in the Southwest and Southeast, where weather conditions are more suitable to a year-round construction process than in other parts of the country. Our operations in Florida and Texas are at risk of repeated and potentially prolonged disruptions during the Atlantic hurricane season, which lasts from June 1 until November 30.

Backlog

At December 31, 2005, our consolidated operations had 5,272 homes in backlog representing $1.8 billion in revenue, as compared to 5,094 homes in backlog representing $1.6 billion in revenue as of December 31, 2004. In addition, our unconsolidated joint ventures had 4,749 homes in backlog at December 31, 2005, as compared to 669 homes at December 31, 2004. Backlog represents home purchase contracts that have been executed and for which earnest money deposits have been received, but for which the sale has not yet closed. We do not record home sales as revenues until the closings occur. Historically, most of the homes in our backlog at any given point in time have been closed in the following 12-month period. Although cancellations can disrupt anticipated home closings, we believe that cancellations have not had a material negative impact on our operations or liquidity during the last several years. We attempt to reduce the number of cancellations by reviewing each homebuyer’s ability to obtain mortgage financing early in the sales process and by closely monitoring the mortgage approval process. Our combined home cancellation rate for the year ended December 31, 2005 was approximately 17%, as compared to 16% for the year ended December 31, 2004.

Employees

At December 31, 2005, we employed 2,467 people in our consolidated operations and our unconsolidated joint ventures employed an additional 580 people. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Item 1A.	Risk Factors

Risks Related to Our Business

Economic downturns, excess housing supply or decreased consumer confidence in the geographic areas in which we operate could adversely affect demand and prices for new homes in those areas and could have an adverse effect on our revenues and earnings.

Although we operate in various major metropolitan markets, our operations are concentrated in Florida, Texas, and Arizona. Adverse economic or other business conditions, including excess housing supply or decreased consumer confidence in the real estate market in these regions or in any of the particular markets in which we operate, all of which are outside of our control, could have an adverse effect on our revenues and earnings.

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

Changes in economic or other business conditions could cause our significant level of debt to adversely affect our financial condition and prevent us from fulfilling our debt service obligations.

We currently have a significant amount of debt, and our ability to meet our debt service obligations will depend on our future performance. Numerous factors outside of our control, including changes in economic or other business conditions generally, or in the markets or industry in which we do business, may adversely affect our operating results and cash flows, which in turn may affect our ability to meet our debt service obligations. As of December 31, 2005, on a consolidated basis, we had approximately $876.6 million aggregate principal amount of debt outstanding (excluding obligations for inventory not owned of $124.6 million and the impact of original issue discounts and premiums), of which $810.0 million in aggregate principal amount matures in 2010 through 2015. As of December 31, 2005, we would have had the ability to borrow an additional $316.1 million under our revolving credit facility, subject to our satisfying the relevant borrowing conditions in that facility. In addition, subject to restrictions in our financing documents, we may incur additional debt.

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

The indentures governing our outstanding notes and our revolving credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	create or permit certain liens, other than customary and ordinary liens;

•	sell assets other than in the ordinary course of our business;

•	invest in joint ventures above the amounts established in such instruments;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	engage in transactions with affiliates; and

•	consolidate or merge with or into other companies or sell all or substantially all of our assets.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions, or pursue available business opportunities. In addition, our revolving credit facility requires us to maintain specified financial ratios and satisfy certain financial covenants, the indentures governing our outstanding notes require us to maintain a specified minimum consolidated net worth, and our warehouse lines of credit require us to maintain the collateral value of our borrowing base. We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our revolving credit facility and warehouse lines of credit would prevent us from borrowing additional money under those facilities and could result in a default under those facilities and our other debt obligations. Our failure to maintain the specified minimum consolidated net worth under the indentures will require us to offer to purchase a portion of our outstanding notes. If we fail to purchase these notes, it would result in a default under the indentures and may result in a default under other debt facilities.

We may not be successful in our effort to identify, complete, integrate and/or manage acquisitions or joint ventures, which could adversely affect our results of operations and future growth.

A principal component of our strategy is to continue to grow profitably in a controlled manner, including, where appropriate, by acquiring other property developers or homebuilders or by entering into joint ventures. We may not be successful in implementing our acquisition or joint venture strategy, and growth may not continue at historical levels or at all. The failure to identify or complete business acquisitions or joint ventures, successfully integrate the businesses we acquire, or otherwise realize the expected benefits of any acquisitions or joint ventures, could adversely affect our results of operations and future growth. Even if we overcome these challenges and risks, we may not realize the expected benefits of our acquisitions or joint ventures, if any.

We may need additional financing to fund our operations or for the expansion of our business, and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.

Our operations require significant amounts of cash. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand through acquisitions, joint ventures, or organic growth faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. If we are unable to obtain sufficient financing to fund our operations or expansion, it could adversely affect our results of operations and future growth. We may be unable to obtain additional financing on satisfactory terms or at all. If we raise additional funds through the incurrence of debt, we will incur increased debt service costs and may become subject to additional restrictive financial and other covenants.

Changes in accounting rules relating to the consolidation of assets associated with option contracts and joint ventures, or a change in the interpretation or application of such rules, could adversely affect our financial condition and limit our use of such arrangements, which could impact our future growth.

We use option contracts and joint ventures to help us acquire attractive land positions, mitigate and share the risk associated with land ownership and development, increase our return on equity, and extend our capital resources. Under current accounting rules, the assets and liabilities associated with certain of these option contracts and joint ventures may not be required to be consolidated in our financial statements. A change in accounting rules or a change in the interpretation of application of such rules to require the consolidation of the assets and liabilities associated with these off-balance sheet arrangements could negatively affect our leverage ratios and could limit our future growth.

In the event that tax liabilities arise in connection with the October 2003 restructuring, there can be no assurance that we will not be liable for such amounts.

Prior to a restructuring transaction which occurred in October 2003, Technical Olympic, Inc., which we refer to as Technical Olympic, was the parent of our consolidated tax reporting group, and we were jointly and severally liable for any U.S. federal income tax owed by Technical Olympic or any other member of the consolidated group. As part of the restructuring, Technical Olympic was merged into TOI, LLC, a newly-

formed limited liability company of which we are the sole member, and we became the parent of our consolidated tax reporting group. Also, as part of the restructuring, Technical Olympic Services, Inc., which we refer to as TOSI, a newly-formed corporation wholly-owned by Technical Olympic S.A., assumed all liabilities of Technical Olympic. We do not believe that any material tax liabilities will arise by reason of the restructuring. However, there can be no assurance that material tax liabilities will not arise in connection with the restructuring, that we will not be held liable for such amounts or that we will be able to collect from TOSI any amounts for which they may have assumed liability. The assessment of material tax liabilities in connection with the restructuring could have an adverse effect on our financial condition and results of operations.

Our business revenues and profitability may be adversely affected by natural disasters or weather conditions.

Homebuilders are particularly subject to natural disasters and severe weather conditions as they can delay our ability to timely complete or deliver homes, damage the partially complete or other unsold homes that are in our inventory, negatively impact the demand for homes, and/or negatively affect the price and availability of qualified labor and materials. Our operations are located in many areas that are especially subject to natural disasters; for example, we have significant operations in Florida which is especially at risk of hurricanes. To the extent that hurricanes, severe storms, floods, tornadoes or other natural disasters or similar weather events occur, our business may be adversely affected. To the extent our insurance is not adequate to cover business interruption or losses resulting from these events, our revenues and profitability may be adversely affected.

Technical Olympic S.A., our majority stockholder, can cause us to take, or prevent us from taking, actions without the approval of the other stockholders and may have interests that could conflict with the interests of our other stockholders.

Technical Olympic S.A. currently owns approximately 67% of the voting power of our common stock. As a result, Technical Olympic S.A. has the ability to control the outcome of virtually all corporate actions requiring stockholder approval, including the election of a majority of our directors, the approval of any merger, and other significant corporate actions. Technical Olympic S.A. may authorize actions or have interests that could conflict with those of our other stockholders.

Control of our company by Technical Olympic S.A. and/or our issuance of preferred stock could make it difficult for a third party to acquire us.

Through its ownership of voting control of our common stock, Technical Olympic, S.A. can prevent a change in control of us and may be able to prevent or discourage certain other transactions, such as tender offers or stock repurchases, that could give holders of our common stock the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. In addition, our board of directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for the common stock at a premium over the market price, and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock.

Our common stock price has been and could continue to be volatile.

Our common stock price has been, and could continue to be, volatile. These price fluctuations may be rapid and severe and may leave investors little time to react. Factors that affect the market price of our common stock include:

•	the limited amount of our common stock held by non-affiliates;

•	quarterly variations in our operating results;

•	general conditions in the homebuilding industry;

•	changes in the market’s expectations about our earnings;

•	changes in financial estimates and recommendations by securities analysts concerning our company or the homebuilding industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	material announcements by us or our competitors;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	sales of substantial amounts of common stock by our directors, executive officers or majority stockholder, Technical Olympic, S.A., or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.

Any of these factors could have a material adverse effect on the market price of our common stock.

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

Adverse changes in one or more of these conditions, all of which are outside of our control, could reduce demand and/or prices for new homes in some or all of the markets in which we operate. A decline in demand or the prices we can obtain for our homes could decrease our revenues and earnings.

We are subject to substantial risks with respect to the land and home inventories we maintain, and fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which would reduce our profit margins.

As a homebuilder, we must constantly locate and acquire new tracts of land for development and developed homesites to support our homebuilding operations. There is a lag between the time we acquire land for development or developed homesites and the time that we can bring the communities to market and sell homes. Lag time varies on a project-by-project basis; however, historically, we have experienced a lag time of up to three years. As a result, we face the risk that demand for housing may decline or costs of labor or materials may increase during this period and that we will not be able to dispose of developed properties or undeveloped land or homesites acquired for development at expected prices or profit margins or within anticipated time frames or at all. The market value of home inventories, undeveloped land, and developed homesites can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs (including interest on funds used to acquire land or build homes) can be significant and can adversely affect our performance. Because of these factors, we may be forced to sell homes or other property at a loss or for prices that generate lower profit margins than we anticipate. We may also be required to make material write-downs of the book value of our real estate assets in accordance with generally accepted accounting principles if values decline.

Supply risks and shortages relating to labor and materials can harm our business by delaying construction and increasing costs.

The homebuilding industry from time to time has experienced significant difficulties with respect to:

•	shortages of qualified trades people and other labor;

•	inadequately capitalized local subcontractors;

•	shortages of materials; and

•	volatile increases in the cost of certain materials, including lumber, framing, roofing, and cement, which are significant components of home construction costs.

These difficulties can, and often do, cause unexpected short-term increases in construction costs and cause construction delays. In addition, to the extent our subcontractors incur increased costs associated with increases in insurance premiums and compliance with state and local regulations, these costs are passed on to us as homebuilders. We are generally unable to pass on any unexpected increases in construction costs to those customers who have already entered into sales contracts, as those contracts generally fix the price of the house at the time the contract is signed, which may be up to one year in advance of the delivery of the home. Furthermore, sustained increases in construction costs may, over time, erode our profit margins. We have historically been able to offset sustained increases in the costs of materials with increases in the prices of our homes and through operating efficiencies. However, in the future, pricing competition may restrict our ability to pass on any additional costs, and we may not be able to achieve sufficient operating efficiencies to maintain our current profit margins.

Future increases in interest rates or a decrease in the availability of government-sponsored mortgage financing could prevent potential customers from purchasing our homes, which would adversely affect our revenues and profitability.

Almost all of our customers finance their purchases through mortgage financing obtained from us or other sources. Increases in interest rates or decreases in the availability of mortgage funds provided or sponsored by Fannie Mae, Freddie Mac, the Federal Housing Administration, or the Veteran’s Administration could cause a decline in the market for new homes as potential homebuyers may not be able to obtain affordable financing. In particular, because the availability of mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of those types of financing could reduce our home sales and the lending volume at our mortgage subsidiary. Increased interest rates can also limit our ability to realize our backlog because our sales contracts typically provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing. Even if our potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. Interest rates currently are at one of their lowest levels in decades, and any future increases in interest rates could adversely affect our revenues and profitability.

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

As a homebuilder, we are subject in the ordinary course of our business to product liability and home warranty claims. We provide our homebuyers with a one-year or two-year limited warranty covering workmanship and materials and a five to ten-year limited warranty covering major structural defects. Claims arising under these warranties and general product liability claims are common in the homebuilding industry and can be costly. Although we maintain product liability insurance, the coverage offered by, and availability of, product liability insurance for construction defects is currently limited and, where coverage is available, it may be costly. We currently have a homebuilder protective policy which covers warranty claims for structure and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. However, our product liability insurance and homebuilder protective policies contain limitations with respect to coverage, and there can be no assurance that these insurance rights will be adequate to cover all product liability and warranty claims for which we may be liable or that coverage will not be further restricted and become more costly. In addition, although we generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, we may be unable to enforce any such contractual indemnities. Uninsured and unindemnified product liability and warranty claims, as well as the cost of product liability insurance and our homebuilder protective policy, could adversely affect our results of operations.

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

States, cities, and counties in which we operate have, or may adopt, slow or no growth initiatives that would reduce our ability to build in these areas and could adversely affect our future revenues.

Several states, cities, and counties in which we operate have approved, and others in which we operate may approve, various “slow growth” or “no growth” initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those localities. Approval of slow or no growth measures would reduce our ability to build and sell homes in the affected markets and create additional costs and administration requirements, which in turn could have an adverse effect on our future revenues.

Our business is subject to governmental regulations that may delay, increase the cost of, prohibit or severely restrict our development and homebuilding projects.

We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal, and use of open spaces. In addition, we and our subcontractors are subject to laws and regulations relating to workers health and safety. We also are subject to a variety of local, state, and federal laws and regulations concerning the protection of health and the environment. In some of the markets in which we operate, we are required to pay environmental impact fees, use energy saving construction materials and give commitments to provide certain infrastructure such as roads and sewage systems. We must also obtain permits and approvals from local authorities to complete residential development or home construction. The laws and regulations under which we and our subcontractors operate, and our and their obligations to comply with them, may result in delays in construction and development, cause us to incur substantial compliance and other increased costs, and prohibit or severely restrict development and homebuilding activity in certain areas in which we operate.

Our financial services operations are subject to numerous federal, state, and local laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses, and claims for monetary damages.

Special Note Regarding Forward Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found in the material set forth in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, and typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project”, and “future.” Specifically, this annual report contains forward-looking statements regarding:

•	our expectations regarding growth opportunities in the homebuilding industry and our ability to successfully take advantage of such opportunities to expand our operations;

•	our expectations regarding population growth and median income growth trends and their impact on future housing demand in our markets;

•	our expectation regarding the impact of geographic and customer diversification;

•	our ability to successfully integrate our current operations and any future acquisitions, and to recognize anticipated operating efficiencies, cost savings, and revenue increases;

•	our expectations regarding our land and homesite acquisition strategy and its impact on our business, including our estimate of the number of years our supply of homesites affords us;

•	our belief that homes in premier locations will continue to attract homebuyers in both strong and weak economic conditions;

•	our expectations regarding future land sales;

•	our belief regarding growth opportunities within our financial services business;

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our annual debt service payments, and land acquisition and development needs;

•	our expectations regarding the implementation of certain recent accounting pronouncements, including SFAS No. 123(R);

•	the impact of inflation on our future results of operations;

•	our expectations regarding our ability to pass through to our customers any increases in our costs;

•	our expectations regarding the impact on our business and profits of intentional efforts by us and our joint ventures to slow sales rates to match production rates;

•	our expectations regarding our continued use of option contracts, investments in unconsolidated joint ventures and other off-balance sheet arrangements to control homesites and manage our business and their effect on our business;

•	our expectations regarding the labor and supply shortages and increases in costs of materials caused by recent hurricanes and the high cost of petroleum;

•	our expectations regarding the housing market in 2006;

•	our expectations regarding the portion of our combined home deliveries in 2006 that will come from the Phoenix market;

•	our expectations regarding the effects of hurricane seasons and land development and permitting issues on our combined net sales orders; and

•	our expectations regarding our use of cash in operations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies in our homebuilding operations and financial services business;

•	our relationship with Technical Olympic S.A. and its control over our business activities;

•	our ability to successfully integrate and to realize the expected benefits of any acquisitions;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as increases in interest rates, inflation, or unemployment rates or declines in median income growth, consumer confidence or the demand for, or the price of, housing;

•	events which would impede our ability to open new communities and/or deliver homes within anticipated time frames and/or within anticipated budgets;

•	our ability to successfully enter into, utilize, and recognize the anticipated benefits of, joint ventures and option contracts;

•	a decline in the value of the land and home inventories we maintain;

•	an increase in the cost of, or shortages in the availability of, qualified labor and materials;

•	our ability to successfully dispose of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our ability to compete in our existing and future markets;

•	the impact of hurricanes, tornadoes or other natural disasters or weather conditions on our business, including the potential for shortages and increased costs of materials and qualified labor and the potential for delays in construction and obtaining government approvals;

•	an increase or change in government regulations, or in the interpretation and/or enforcement of existing government regulations; and

•	the impact of any or all of the above risks on the operations or financial results of our unconsolidated joint ventures.

Availability of Reports and Other Information

Our corporate website is www.tousa.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website under “Investor Information — SEC Filings,” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. Information on our website is not part of this document.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

Our common stock began trading on the Nasdaq National Market on March 12, 1998 under the symbol “NHCH.” Following our merger with Engle Holdings Corp. on June 25, 2002, our common stock began trading under the symbol “TOUS.” On November 9, 2004, the listing of our common stock was transferred to the New York Stock Exchange, where it currently trades under the symbol “TOA.” The table below sets forth the high and low sales price for our common stock as reported by the Nasdaq National Market or the New York Stock Exchange for the periods indicated. These prices have been adjusted for our three-for-two stock split paid on June 1, 2004, and our five-for-four stock split paid on March 31, 2005, discussed below.

	High	Low

Fiscal Year Ended December 31, 2005
First Quarter	$25.56	$18.48
Second Quarter	$25.69	$20.70
Third Quarter	$30.43	$23.15
Fourth Quarter	$26.46	$19.03

	High	Low

Fiscal Year Ended December 31, 2004
First Quarter	$17.38	$12.40
Second Quarter	$17.99	$11.27
Third Quarter	$15.77	$10.66
Fourth Quarter	$15.14	$12.62

As of March 6, 2006, there were 31 record holders of our common stock. The closing sale price of our common stock on March 6, 2006 was $19.70 per share.

During the twelve months ended December 31, 2004, we declared a cash dividend of $.015 per share of common stock in each of May 2004, August 2004 and November 2004. During the twelve months ended December 31, 2005, we declared a cash dividend of $.015 per share of common stock in each of February 2005, May 2005, August 2005, and November 2005. On February 22, 2006, our Board of Directors declared a cash dividend of $0.015 per share on our outstanding common stock payable on March 17, 2006 to shareholders of record at the close of business on March 6, 2006. The credit agreement relating to our revolving credit facility and the indentures governing our senior notes and senior subordinated notes contain covenants that limit the amount of dividends or distributions we can pay on our common stock and the amount of common stock we can repurchase. Under the terms of our new revolving credit facility, we may not pay cash dividends in excess of 4% of our consolidated net income prior to January 1, 2007, or in excess of 5% of our consolidated net income thereafter.

Our board of directors periodically evaluates the propriety of declaring cash dividends. Subject to their evaluation, the board of directors may, from time to time and upon unanimous consent, declare future cash dividends, subject to the restrictions described above and applicable law.

On April 27, 2004, our Board of Directors authorized a three-for-two stock split on all outstanding shares of our common stock. The stock split was effected on June 1, 2004 in the form of a 50% stock dividend to shareholders of record at the close of business on May 14, 2004.

On March 1, 2005, our Board of Directors authorized a five-for-four stock split on all outstanding shares of our common stock. The stock split was effected on March 31, 2005 in the form of a 25% stock dividend to shareholders of record at the close of business on March 11, 2005.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,606,611	$11.06	719,061
Equity compensation plans not approved by security holders	—	—	—

Total	6,606,611	$11.06	719,061

Item 6.	Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002(1)(2)	2001(1)(2)
	(Dollars in millions, except per share data)

Statement of Income Data:
Total revenues	$2,509.0	$2,135.3	$1,680.7	$1,408.4	$1,422.0
Homebuilding revenues	$2,461.5	$2,100.8	$1,642.6	$1,377.7	$1,392.9
Homebuilding gross margin	$604.9	$428.4	$323.2	$276.1	$284.6
Homebuilding pretax income	$336.4	$181.7	$114.7	$91.2	$128.5
Financial services pretax income	$8.5	$8.3	$15.6	$15.7	$11.5
Income from continuing
operations before income taxes	$344.9	$190.0	$130.3	$106.9	$140.0
Income from continuing operations	$218.3	$119.6	$82.7	$67.0	$87.8
Share Data(3):
Income from continuing operations per share — basic	$3.82	$2.13	$1.57	$1.28	$1.68
Income from continuing operations per share — diluted	$3.68	$2.08	$1.56	$1.28	$1.68
Cash dividends per share	$0.057	$0.036	$—	$—	$0.12
Statement of Financial Condition Data:
Inventory	$1,740.8	$1,281.2	$1,177.9	$753.9	$646.0
Total assets	$2,422.7	$1,920.6	$1,536.2	$1,012.6	$999.2
Homebuilding notes payable and bank borrowings(4)	$876.6	$811.4	$497.9	$413.1	$308.7
Total borrowings(4)(5)	$911.7	$860.4	$561.1	$461.4	$347.4
Stockholders’ equity	$971.3	$662.7	$537.6	$405.1	$413.4

(1)	On June 25, 2002, we completed the merger with Engle Holdings Corp. As both entities were under the common control of Technical Olympic, Inc., our parent company at the time, the merger was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” we recognized the acquired assets and liabilities of Engle Holdings Corp. at their historical carrying amounts. As both entities came under common control of Technical Olympic on November 22, 2000, our financial statements and other operating data have been restated to include the operations of Engle Holdings Corp. from November 22, 2000.

(2)	On April 15, 2002, we completed the sale of Westbrooke, formerly one of our Florida homebuilding subsidiaries. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of Westbrooke’s operations have been classified as discontinued operations, and prior periods have been restated.

(3)	The shares issued and outstanding, the earnings per share and the cash dividends per share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid on June 1, 2004 and a five-for-four stock split effected in the form of a 25% stock dividend paid on March 31, 2005. Cash dividends per share for 2001 have been restated to reflect the total shares outstanding as a result of the merger.

(4)	Homebuilding notes payable and bank borrowings and total borrowings do not include obligations for inventory not owned of $124.6 million, $136.2 million, $246.2 million, $16.3 million, and $30.0 million as of December 31, 2005, 2004, 2003, 2002, and 2001 respectively.

(5)	Total borrowings include Homebuilding borrowings and Financial Services borrowings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this report.

Executive Summary

We generate revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”), which comprise our operating segments. Through our Homebuilding operations we design, build and market high-quality detached single-family residences, town homes and condominiums in various metropolitan markets in ten states located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West.

Florida	Mid-Atlantic	Texas	West

Jacksonville	Baltimore/Southern Pennsylvania	Austin	Colorado
Orlando	Delaware	Dallas/Ft. Worth	Las Vegas
Southeast Florida	Nashville	Houston	Phoenix
Southwest Florida	Northern Virginia	San Antonio
Tampa/St. Petersburg

We conduct our Homebuilding operations through our consolidated subsidiaries and through various joint ventures that acquire and develop land for our Homebuilding operations and/or joint ventures that additionally build and market homes. None of these joint ventures is consolidated. At December 31, 2005, our investment in these unconsolidated joint ventures was $254.5 million. Additionally, we had receivables of $60.5 million from these joint ventures. We also seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with landownership and development. At December 31, 2005, we controlled approximately 68,900 home sites of which 60% were controlled through various option arrangements. Additionally, our joint ventures controlled approximately 25,400 homesites at December 31, 2005.

For the year ended December 31, 2005, total consolidated revenues increased 18%, consolidated net income increased 83%, combined net sales orders increased 7% and combined home deliveries increased 29% as compared to the prior year. Consolidated sales value in backlog at December 31, 2005 as compared to December 31, 2004 increased by 12% to $1.8 billion. Our joint ventures had an additional $1.5 billion in sales backlog at December 31, 2005. Our combined home cancellation rate was approximately 17% for the year ended December 31, 2005 as compared to 16% for the year ended December 31, 2004.

Homebuilding Operations.  We build homes for inventory (speculative homes) and on a pre-sold basis. At December 31, 2005, we had 7,467 homes completed or under construction on a combined basis compared to 3,990 homes at December 31, 2004. Approximately 19% of these homes were unsold at December 31, 2005 compared to 24% at December 31, 2004. At December 31, 2005, we had 143 completed unsold homes in our inventory on a combined basis, down 30% from 203 homes at December 31, 2004. Approximately 34% of our completed, unsold homes at December 31, 2005 had been completed for more than 90 days. We actively work to control our finished speculative home inventory to reduce carrying costs, increase our available capital and improve our gross margins.

Once a sales contract with a buyer has been approved, we classify the transaction as a “new sales order” and include the home in “backlog.” Such sales orders are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. At closing, title passes to the buyer and a home is considered to be “delivered” and is removed from backlog. Revenue and cost of sales are recognized upon the delivery of the home, land or homesite when title is transferred to the buyer. We estimate that the average period between the execution of a sales contract for a home and closing is approximately four months to over a year for presold homes; however, this varies by market. The principal expenses of our Homebuilding operations are (i) cost of sales and (ii) selling, general and administrative (“SG&A”) expenses. Costs of home sales include land and land development costs, home construction costs, previously capitalized indirect costs, capitalized interest and estimated warranty costs. SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses,sales commission costs, and closing costs. Sales commissions are included in selling, general and administrative costs when the related revenue is recognized. As used herein, “Homebuilding” includes results of home and land sales. “Home sales” includes results related only to the sale of homes.

Our Homebuilding operations continue to be impacted by labor and supply shortages and increases in the cost of materials caused by the recent active hurricane seasons and the high costs of petroleum. We have been notified by several vendors and subcontractors to expect increases in the costs of materials and labor. We are proactively responding to these situations by (1) actively working to reduce the amount of time from sale to delivery; (2) increasing cost contingencies in our home budgets; and (3) increasing home sales prices as quickly as the competitive market will allow. In general, we anticipate a more challenging housing market in 2006, characterized by softening demand, decreased ability to raise home prices, lengthening regulatory processes and higher material costs.

Financial Services Operations.  To provide homebuyers with a seamless home purchasing experience, we have a complementary financial services business which provides mortgage financing and closing services and offers title, homeowners’ and other insurance products to our homebuyers and others. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. Our title and closing services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income, and the gain on the sale of the mortgages. Our title operations’ revenues consist primarily of fees and premiums from title insurance and closing services. The principal expenses of our Financial Services operations are SG&A expenses, which consist primarily of compensation and interest expense on our warehouse lines of credit.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we apply accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Listed below are those policies that we believe are critical or require the use of complex judgment in their application.

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

Goodwill

Goodwill is accounted for in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill is not subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. For purposes of the impairment test, we consider each division a reporting unit. Our impairment test is based on discounted cash flows derived from internal projections. This process requires us to make assumptions on future revenues, costs, and timing of expected cash flows. Due to the degree of judgment required and uncertainties surrounding such estimates, actual results could differ from such estimates. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For these reasons, we consider the accounting estimate related to goodwill impairment to be a critical accounting estimate. We performed our annual impairment test as of December 31, 2005 and determined that goodwill was not impaired.

Homesite Option Contracts and Consolidation of Variable Interest Entities

In the ordinary course of business we enter into option contracts to purchase homesites and land held for development. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits. At December 31, 2005, we owned approximately 27,300 homesites and had option contracts on 41,600 homesites, and our unconsolidated joint ventures controlled 25,400 homesites. At December 31, 2005 and December 31, 2004, we had refundable and nonrefundable deposits aggregating $218.5 million and $132.8 million, respectively, included in inventory. In addition, at December 31, 2005 and December 31, 2004, we had issued $186.9 million and $86.6 million, respectively, in letters of credit under option contracts.

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

Homebuilders may enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which qualify as Variable Interest Entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46(R)” ). FIN 46(R) addresses consolidation by business enterprises of VIEs in which an entity absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

In applying FIN 46(R) to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, FIN 46(R) requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is generally limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. We classify these assets as “inventory not owned” with a corresponding liability in “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.

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

Recent Acquisitions

On August 1, 2005, through a joint venture (the “Transeastern JV”), we completed the acquisition of the homebuilding assets and operations of Transeastern Properties, Inc. (“Transeastern”) headquartered in Coral Springs, Florida. Our joint venture partner is an entity controlled by the former majority owners of Transeastern. The Transeastern JV acquired Transeastern’s homebuilding assets, including work in process, finished lots and certain land option rights, for approximately $826.2 million (which includes the assumption of $112.0 million of liabilities, net of $30.8 million of cash). Additional consideration of up to $75.0 million will be paid to the sellers pursuant to an earn out agreement if certain conditions are met, such as achieving predetermined quarterly EBITDA targets and delivery of entitlement on certain tracts of land currently held under lot option contracts. In addition to the net assets acquired in the transaction, the Transeastern JV will have a right of first offer on land developed by a related entity of our joint venture partner for a period of five years. We are the managing member of the Transeastern JV and hold a 50% voting interest. Under the limited liability company agreement that governs the operations of the Transeastern JV (the “JV agreement”), the Transeastern JV is required to make a preferred payment to our joint venture partner. The preferred payment is to be made quarterly and to the extent allowable under certain covenants and restrictions imposed by the joint venture’s bank borrowings. To the extent the joint venture is not allowed to make these payments we are required, under the JV agreement, to advance funds to the Transeastern JV in the form of a member loan in an amount sufficient to make the payment. The member loan bears interest at 18% per annum and is payable once certain conditions and covenants under the JV agreement and the joint venture’s bank borrowings are met. The Transeastern JV was funded with $675.0 million of third party debt capacity (of which $560.0 million was drawn upon acquisition), a $20.0 million subordinated bridge loan from us and $165.0 million of equity, of which $90.0 million was contributed by us. The third party debt is secured by the Transeastern JV’s assets and ownership interests and is non-recourse to us, except that we have agreed to complete any property development commitments on the existing work in process at the time of closing in the event the Transeastern JV defaults and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts.

Selected Homebuilding Operating Data

The following tables set forth certain operating and financial data for our homebuilding operations in our four major geographic regions, Florida, the Mid-Atlantic, Texas, and the West (dollars in millions, except average price in thousands):

	Year Ended December 31,
	2005		2004		2003
Deliveries:	Homes	$	Homes	$	Homes	$

Consolidated:
Florida	2,785	$829.4	2,361	$632.8	2,311	$562.5
Mid-Atlantic	697	290.3	562	235.3	636	209.3
Texas	2,059	500.6	1,827	459.9	1,557	407.5
West	2,228	646.3	2,471	657.0	1,631	425.1

Consolidated total	7,769	2,266.6	7,221	1,985.0	6,135	1,604.4
Unconsolidated joint ventures:
Florida	347	106.6	—	—	—	—
Mid-Atlantic	185	55.5	61	16.0	—	—
West	1,134	382.0	55	18.7	—	—

Total unconsolidated joint ventures	1,666	544.1	116	34.7	—	—

Combined total	9,435	$2,810.7	7,337	$2,019.7	6,135	$1,604.4

	Year Ended December 31,
	2005		2004		2003
Net Sales Orders(1):	Homes	$	Homes	$	Homes	$

Consolidated:
Florida	2,794	$959.2	3,711	$1,107.8	2,662	$672.1
Mid-Atlantic	597	243.1	682	289.0	616	207.3
Texas	2,754	682.6	1,876	473.9	1,673	427.7
West	2,469	817.6	3,274	942.0	1,884	481.8

Consolidated total	8,614	2,702.5	9,543	2,812.7	6,835	1,788.9
Unconsolidated joint ventures:
Florida	391	120.1	32	7.8	—	—
Mid-Atlantic	141	47.3	160	44.8	—	—
West	1,477	548.0	198	65.0	—	—

Total unconsolidated joint ventures	2,009	715.4	390	117.6	—	—

Combined total	10,623	$3,417.9	9,933	$2,930.3	6,835	$1,788.9

(1)	Net of cancellations

	Year Ended December 31,
	2005			2004			2003
			Avg			Avg			Avg
Sales Backlog:	Homes	$	Price	Homes	$	Price	Homes	$	Price

Consolidated:
Florida	2,937	$1,036.7	$353	2,896	$898.9	$310	1,546	$423.8	$274
Mid-Atlantic	246	94.7	$385	346	141.9	$410	224	87.6	$391
Texas	1,238	319.3	$258	543	137.3	$253	494	123.3	$250
West	851	303.8	$357	1,309	388.9	$297	864	220.7	$255

Consolidated total*	5,272	1,754.5	$333	5,094	1,567.0	$308	3,128	855.4	$274
Unconsolidated joint ventures:
Florida	3,114	895.6	$288	32	7.8	$242	—	—	—
Mid-Atlantic	92	31.3	$341	136	39.5	$291	—	—	—
West	1,543	585.5	$379	501	163.1	$326	—	—	—

Total unconsolidated joint ventures*	4,749	1,512.4	$318	669	210.4	$314	—	—	—

Combined total*	10,021	$3,266.9	$326	5,763	$1,777.4	$308	3,128	$855.4	$274

*	Includes acquired backlog.

	Year Ended December 31,
	2005		2004		2003
		Sales		Sales		Sales
Average Price:	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders

Consolidated:
Florida	$298	$343	$268	$299	$243	$253
Mid-Atlantic	$417	$407	$419	$424	$329	$337
Texas	$243	$248	$252	$253	$262	$256
West	$290	$331	$266	$288	$261	$256
Consolidated total	$292	$314	$275	$295	$262	$262
Unconsolidated joint ventures:
Florida	$307	$307	—	$242	—	—
Mid-Atlantic	$300	$336	$263	$280	—	—
West	$337	$371	$339	$329	—	—
Total unconsolidated joint ventures	$327	$356	$299	$301	—	—
Combined total	$298	$322	$275	$295	$262	$262

	Percentage of Total Homebuilding Revenues
	Year Ended December 31,
	2005	2004	2003

Gross Margin	24.6%	20.4%	19.7%
SG&A	13.1%	12.0%	12.9%
Income from joint ventures	(1.9)%	(0.1)%	—
Other (income) expense, net	(0.3)%	(0.1)%	(0.2)%

Homebuilding pretax income	13.7%	8.6%	7.0%

Fiscal Year 2005 Compared to Fiscal Year 2004

Total revenues increased 18% to $2.5 billion for the year ended December 31, 2005, from $2.1 billion for the year ended December 31, 2004. This increase is attributable to an increase in Homebuilding revenues of 17%, and an increase in Financial Services revenues of 38%.

Income before provision for income taxes increased by 82% to $344.9 million for the year ended December 31, 2005, from $190.0 million for the comparable period in 2004. This increase is attributable to an increase in Homebuilding pretax income to $336.4 million for the year ended December 31, 2005, from $181.7 million for the year ended December 31, 2004.

Our effective tax rate was 36.7% and 37.0% for the years ended December 31, 2005 and 2004, respectively. This change primarily is due to the impact of the American Jobs Creation Act of 2004, which was partially offset by an increase in state income taxes resulting from increased income in states with higher tax rates.

As a result of the above, net income increased to $218.3 million (or $3.68 per diluted share) for the year ended December 31, 2005 from $119.6 million (or $2.08 per diluted share) for the year ended December 31, 2004.

Results of Operations

Homebuilding

Homebuilding revenues increased 17% to $2.5 billion for the year ended December 31, 2005, from $2.1 billion for the year ended December 31, 2004. This increase is due to an increase in revenues from home sales to $2.3 billion for the year ended December 31, 2005, from $2.0 billion for the comparable period in 2004 and an increase in revenues from land sales to $194.9 million for the year ended December 31, 2005, as compared to $115.8 million for the year ended December 31, 2004. The 14% increase in revenue from home sales was due to (1) an 8% increase in consolidated home deliveries to 7,769 from 7,221 for the year ended December 31, 2005 and 2004, respectively, and (2) a 6% increase in the average selling price on consolidated homes delivered to $292,000 from $275,000 in the comparable period of the prior year. A significant component of this increase was the 31% increase in revenues from home sales in our Florida region for the year ended December 31, 2005 as compared to the same period in 2004. This increase was due to an 18% increase in consolidated homes delivered in Florida and an 11% increase in the average selling price of such homes. The increase in revenues from land sales is due to the sale of various large tracts of land, particularly in the Phoenix market, in an attempt to diversify our risk and recognize embedded profits. As part of our land inventory management strategy, we regularly review our land portfolio. As a result of these reviews, we will seek to sell land when we have changed our strategy for a certain property and/or we have determined that the potential profit realizable from a sale of a property outweighs the economics of developing a community. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future, but may fluctuate significantly from period to period.

Our homebuilding gross margin increased 41% to $604.9 million for the year ended December 31, 2005, from $428.4 million for the year ended December 31, 2004. This increase is primarily due to improved gross margin on home sales and an increase in revenue from home sales as well as an increase in gross margin from land sales. Our gross margin on home sales increased to 24.7% for the year ended December 31, 2005, from 19.8% for the year ended December 31, 2004. This increase from period to period is primarily due to: (1) reducing the time period from signing a contract to closing; (2) the phasing of sales to maximize revenues and improve margins; (3) our ability to increase prices in markets with strong housing demand; (4) improved control over costs, such as the re-engineering of existing products to reduce costs of construction and achieve cost synergies from our vendor relationships; and (5) the reduction of carrying costs on inventory through improved control over the number of unsold homes completed or under construction, particularly in our Texas and West regions. For the year ended December 31, 2005, we generated gross margin from land sales of $45.0 million, as compared to $35.4 million for the comparable period in 2004.

SG&A expenses increased to $322.9 million for the year ended December 31, 2005, from $251.7 million for the year ended December 31, 2004. The increase in SG&A expenses is due to increased compensation resulting from (1) increased headcount and (2) significantly increased incentive compensation tied to increased earnings, including increased gross profit from land sales and income from unconsolidated joint ventures. This increase in SG&A was partially offset by a decrease of $5.1 million in stock based compensation expense. For the years ended December 31, 2005 and 2004, we recognized a compensation charge of $3.5 million and $8.6 million, respectively, due to the variable accounting treatment of certain stock-based awards which include performance-based accelerated vesting criteria and certain other common stock purchase rights. The timing and amount of compensation expense recognized by us with respect to these stock-based awards and common stock purchase rights, if any, is uncertain and depends on the price of our common stock, which fluctuates based upon various factors, many of which are outside of our control. The accelerated vesting of our performance-based stock options depends on the extent to which our stock price performance exceeds the stock price performance of certain of our peers.

SG&A expenses as a percentage of revenues from home sales for the year ended December 31, 2005 increased to 14.2%, as compared to 12.7% for the year ended December 31, 2004. The 150 basis point increase in SG&A expenses as a percentage of home sales revenues is due to the increased compensation discussed above. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses incurred by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses. For the year ended December 31, 2005, the income associated with these joint ventures was $45.7 million, including management fees of $27.2 million, and is shown separately as income from joint ventures in our consolidated statement of income.

Other income consists primarily of interest income earned on the investment of cash.

Our net profit margin is calculated by dividing net income by home sales revenues. For the year ended December 31, 2005, our net profit margin increased to 9.6% from 6.0% due to improved gross margins on home sales, increased gross margin from land sales, and increased income from unconsolidated joint ventures.

Net Sales Orders and Homes in Backlog (combined)

For the year ended December 31, 2005, net sales orders increased by 7% as compared to the same period in 2004. Approximately half of this increase was attributable to the Transeastern joint venture. Our net sales orders in Florida for 2005 were negatively impacted by the adverse weather conditions and preparation and recovery efforts related to the 2005 hurricane season. Additionally, our 2005 net sales orders were adversely impacted by our intentional efforts to slow sales rates to match our production rates, particularly in our Transeastern joint venture. On a broader basis, land development and permitting issues prevented us from opening certain communities within previously anticipated time frames. We expect these factors to continue to negatively impact our combined net sales orders in the near term.

We had 10,021 homes in backlog as of December 31, 2005, as compared to 5,763 homes in backlog as of December 31, 2004. The acquisition of Transeastern’s homebuilding assets and operations during 2005 included a significant amount of backlog (3,038 homes). Additionally, during 2005, we transferred 699 homes in backlog and 642 homes under construction, from our consolidated operations in the West Region to an unconsolidated joint venture.

Backlog Sales Value (consolidated)

The sales value of backlog increased 12% to $1.8 billion at December 31, 2005, from $1.6 billion at December 31, 2004, while the average selling price of homes in backlog increased to $333,000 from $308,000 from period to period. The increase in the average selling price of homes in backlog was primarily due to our ability to increase prices in markets with strong housing demand as well as our continued efforts to phase sales to maximize gross margins.

Joint Venture Backlog Sales Value

Joint venture revenues are not included in our consolidated financial statements. At December 31, 2005, the sales value of our joint ventures’ homes in backlog was $1.5 billion compared to $210.4 million at December 31, 2004.

Financial Services

Financial Services revenues increased to $47.5 million for the year ended December 31, 2005, from $34.5 million for the year ended December 31, 2004. This 38% increase is due primarily to an increase in the number of closings at our title and mortgage operations offset by reduced gains in selling mortgages in the secondary market caused by a shift toward more adjustable rate mortgage loans and market reductions in the interest rate margin. For the year ended December 31, 2005, our mix of mortgage originations was 37% adjustable rate mortgages (of which approximately 76% were interest only) and 63% fixed rate mortgages, which is a shift from the comparable period in the prior year of 33% adjustable rate mortgages and 67% fixed rate mortgages. The average FICO score of our homebuyers during the year ended December 31, 2005 was 728, and the average loan to value ratio on first mortgages was 77%. For the year ended December 31, 2005, approximately 11% of our homebuyers paid in cash as compared to 12% during the year ended December 31, 2004. Our combined mortgage operations capture ratio for non-cash homebuyers increased to 65% (excluding the Transeastern JV) for the year ended December 31, 2005 from 58% for the year ended December 31, 2004. The number of closings at our mortgage operations increased to 5,455 for the year ended December 31, 2005, from 4,577 for the year ended December 31, 2004. Our combined title operations capture ratio decreased to 91% of our homebuyers for the year ended December 31, 2005, from 96% for the comparable period in 2004. However, the number of closings at our title operations increased to 23,530 for the year ended December 31,

2005, from 19,750 for the same period in 2004. Non-affiliated customers accounted for approximately 73% of our title company revenues for the year ended December 31, 2005.

Financial Services expenses increased to $39.0 million for the year ended December 31, 2005, from $26.2 million for the year ended December 31, 2004. This 49% increase is a result of higher staff levels to support increased activity.

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

Income before provision for income taxes increased by 46% to $190.0 million for the year ended December 31, 2004, from $130.3 million for the comparable period in 2003. This increase is attributable to an increase in Homebuilding pretax income to $181.7 million for the year ended December 31, 2004, from $114.7 million for the year ended December 31, 2003. This was partially offset by a decline in Financial Services pretax income to $8.3 million for the year ended December 31, 2004 from $15.6 million for the year ended December 31, 2003.

Our effective tax rate was 37.0% and 36.5% for the years ended December 31, 2004 and 2003, respectively. This increase was due to increases in income in states with higher tax rates.

As a result of the above, net income increased to $119.6 million (or $2.08 per diluted share) for the year ended December 31, 2004, from $82.7 million (or $1.56 per diluted share) for the year ended December 31, 2003.

Results of Operations

Homebuilding

Homebuilding revenues increased 28% to $2.1 billion for the year ended December 31, 2004, from $1.6 billion for the year ended December 31, 2003. This increase is due primarily to an increase in revenues from home sales to $2.0 billion for the year ended December 31, 2004, from $1.6 billion for 2003. The 24% increase in revenue from home sales was due to (1) an 18% increase in consolidated home deliveries to 7,221 from 6,135 for the years ended December 31, 2004 and 2003, respectively and (2) a 5% increase in the average selling price on consolidated homes delivered to $275,000 from $262,000 in the prior year. A significant component of this increase was the 55% increase in revenues from home sales in our West region for the year ended December 31, 2004 as compared to 2003. This increase was due to the increased number of consolidated homes delivered and the higher average selling price of such homes. Land sales increased to $115.8 million for the year ended December 31, 2004, as compared to $38.2 million for the year ended December 31, 2003.

Our Homebuilding gross margin increased 33% to $428.4 million for the year ended December 31, 2004, from $323.2 million for the year ended December 31, 2003. This increase is primarily due to an increase in revenue from home sales. Our gross margin on home sales increased to 19.8% for the year ended December 31, 2004, from 19.5% for the year ended December 31, 2003. For the year ended December 31, 2004, we generated gross margin on land sales of $35.4 million as compared to $10.6 million for the year ended December 31, 2003.

SG&A expenses increased to $251.7 million for the year ended December 31, 2004, from $212.1 million for the year ended December 31, 2003. As a percentage of Homebuilding revenues, SG&A expenses decreased to 12.0% for the year ended December 31, 2004, as compared to 12.9% for 2003. The 90 basis point improvement in SG&A expenses as a percentage of Homebuilding revenues is primarily attributable to the increase in Homebuilding revenues and our ability to generate higher revenue levels while leveraging fixed SG&A costs. The combination of improved gross margins and reduced SG&A expenses as a percentage of

Homebuilding revenues caused our Homebuilding pretax income as a percentage of homebuilding revenues to increase to 8.6% for the year ended December 31, 2004, from 7.0% for the year ended December 31, 2003.

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

For the year ended December 31, 2004, income from joint ventures of $3.2 million includes our share of net earnings from these entities and management fees.

Net Sales Orders and Backlog Homes (consolidated)

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

We had 5,094 homes in backlog, as of December 31, 2004, as compared to 3,128 homes in backlog as of December 31, 2003. This increase in backlog of 63% is primarily attributable to the increased sales activity in many of our existing markets. As a result of the strong housing demand in these markets, we have been able to increase prices in those markets and have experienced a change in the product mix of our homes in backlog. Consequently, our average selling price of homes in backlog has increased to $308,000 as of December 31, 2004 from $274,000 as of December 31, 2003. The increase in homes in backlog was also partially due to fourth quarter delays in delivering homes in several of our markets.

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

At December 31, 2005, we had unrestricted cash and cash equivalents of $34.9 million as compared to $268.5 million at December 31, 2004.

Our net income generally is our most significant source of operating cash flow. However, because of our rapid growth in recent periods, our operations have generally used more cash than they have generated. We expect this trend to continue. As a result, cash used in operating activities was $172.3 million during the year ended December 31, 2005, as compared to $15.0 million during the year ended December 31, 2004. The increase in the use of cash in operating activities primarily is due to an increase of $470.1 million in additional inventory to support our growth. These expenditures have been financed by retaining earnings and with the issuance of common stock.

Cash used in investing activities was $199.9 million during the year ended December 31, 2005, as compared to $83.3 million during the year ended December 31, 2004. The increase in the use of cash in investing activities primarily is due to an additional $115.0 million spent for investments in unconsolidated joint ventures (including $92.7 million associated with the Transeastern JV) and an additional $20.0 million in loans to the Transeastern JV during the year ended December 31, 2005.

On September 13, 2005, pursuant to an underwritten public offering, we sold 3,358,000 shares of our common stock at a price of $28.00 per share. The net proceeds of the offering to us were $89.2 million, after deducting offering costs and underwriting fees of $4.8 million. The offering proceeds were used to pay outstanding indebtedness under our revolving credit facility.

Financing Activities

Our consolidated borrowings at December 31, 2005 were $911.7 million, up from $860.4 million at December 31, 2004. At December 31, 2005, our Homebuilding borrowings of $876.6 million included $300.0 million in 9% senior notes due 2010, $185.0 million of 10 3/8% senior subordinated notes due 2012, $125.0 million of 7 1/2% senior subordinated notes due 2011, $200.0 million of 7 1/2% senior subordinated notes due 2015, and $65.0 million of revolving credit facility borrowings which bear interest at the reserve-adjusted Eurodollar base rate plus 1.6%. Our weighted average debt to maturity is 5.9 years, while our average inventory turnover is 1.4 times per year.

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

Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, decreased slightly to 46.7% at December 31, 2005 from 47.3% at December 31, 2004, due primarily to the issuance of common stock and the retention of earnings. As noted above, however, we have made significant investments in inventory consistent with our growth strategy which we have financed, in part, through debt, additional equity, and internally generated cash. We believe that our financial leverage is appropriate given our industry, size and current growth strategy.

	Homebuilding
	Net Debt to Capital
	December 31,	December 31,
	2005	2004
	(Dollars in millions)

Notes payable	$811.6	$811.4
Bank borrowings	65.0	—

Homebuilding borrowings(1)	$876.6	$811.4
Less: unrestricted cash	26.2	217.6

Homebuilding net debt	$850.4	$593.8
Stockholders’ equity	971.3	662.7

Total capital(2)	$1,821.7	$1,256.5

Ratio	46.7%	47.3%

(1)	Does not include obligations for inventory not owned of $124.6 million at December 31, 2005 and $136.2 million at December 31, 2004, all of which are non-recourse to us.

(2)	Does not include Financial Services bank borrowings of $35.1 million at December 31, 2005 and $49.0 million at December 31, 2004.

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

On March 9, 2006, we entered into a new unsecured credit facility replacing our previous $600.0 million revolving credit facility. Our new revolving credit facility is substantially similar to our prior revolving credit facility but permits us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $400.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we give 10 business days’ notice of our intention to increase the size of the facility and we meet the following conditions: (i) at the time of and after giving effect to the increase, we are in pro forma compliance with our financial covenants; (ii) no default or event of default has occurred and is continuing or would result from the increase; and (iii) the conditions precedent to a borrowing are satisfied as of such date. The revolving credit facility expires on March 9, 2010, at which time we will be required to repay all outstanding principal. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citicorp’s base rate or (B) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar base rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities (net of our unrestricted cash in excess of $10 million) to our adjusted tangible net worth or our senior debt rating. The revolving credit facility requires us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements. The revolving credit facility also places certain restrictions on, among other things, our ability to pay or make dividends or other distributions, create or permit certain liens, make investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. Our obligations under the revolving credit facility are guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). As of December 31, 2005, we had $65.0 million outstanding under our prior revolving credit facility, and had issued letters of credit totaling $218.9 million. As of March 9, 2006, we had $323.0 million outstanding under our new revolving credit facility, and had issued letters of credit totaling $244.6 million. Therefore, as of March 9, 2006, we had $232.4 million remaining in availability under the new revolving credit facility, all of which we could have borrowed without violating any of our debt covenants.

Our mortgage subsidiary has the ability to borrow up to $200.0 million under two warehouse lines of credit to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”) provides for revolving loans of up to $150.0 million. The Primary Warehouse Line of Credit expires on December 8, 2006. The Primary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Primary Warehouse Line of Credit also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities.

Our mortgage subsidiary’s other warehouse line of credit (the “Secondary Warehouse Line of Credit”) is comprised of (1) a credit facility providing for revolving loans of up to $30.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a recently added mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $20.0 million in mortgage loans generated by our mortgage subsidiary. At no time may the amount outstanding under this Secondary Warehouse Line of Credit plus the amount of purchased loans pursuant to the purchase and sale agreement exceed $50.0 million. The Secondary Warehouse Line of Credit is used to fund the origination of residential mortgage loans in addition to the Primary Warehouse Line of Credit. The Secondary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125% and expires February 11, 2007.

Both lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At December 31, 2005, we had $35.1 million in borrowings under our mortgage subsidiary’s warehouse lines of credit.

We believe that we have adequate financial resources, including unrestricted cash, availability under our current revolving credit facility and the warehouse lines of credit, and relationships with financial partners to meet our current and anticipated working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $76.5 million (at December 31, 2005, based on the outstanding balances and interest rates as of such date). However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify new acquisition opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional debt or equity financing to operate or expand our business.

At December 31, 2005, the amount of our annual debt service payments was $76.5 million. This amount included annual debt service payments on the senior and senior subordinated notes of $70.6 million and interest payments on the revolving credit facility, the warehouse lines of credit, and other notes of $5.9 million based on the balances outstanding as of December 31, 2005. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payment by $1.0 million per year.

The following summarizes our significant contractual obligations and commitments as of December 31, 2005 (dollars in millions):

	Payment Due by Period
		Less Than		1-3		3-5		More Than
Contractual Obligations(1)	Total	1 Year		Years		Years		5 Years

Long-Term Debt Obligations	$910.1	$35.1	(2)	$65.0	(4)	$300.0	(3)	$510.0	(3)
Capital Lease Obligations	—	—		—		—		—
Operating Lease Obligations	31.5	8.0		15.1		5.0		3.4
Purchase Obligations	—	—		—		—		—
Other Long-Term Liabilities Reflected on the Registrant’s Statement of Financial Condition under GAAP	—	—		—		—		—

Total	$941.6	$43.1		$80.1		$305.0		$513.4

(1)	Does not include “obligations for inventory not owned” of $124.6 million at December 31, 2005. See notes 2 and 3 to the consolidated financial statements included elsewhere in this Form 10-K for more information on “obligations for inventory not owned.”

(2)	Represents borrowings under the Financial Services warehouse lines of credit outstanding at December 31, 2005.

(3)	Includes $810.0 million in aggregate principal amount of outstanding senior and senior subordinated notes. Does not include aggregate annual interest of $70.6 million on such senior and senior subordinated notes. See note 6 to the consolidated financial statements included elsewhere in this Form 10-K for more information on the senior and senior subordinated notes.

(4)	Represents borrowings under the revolving credit facility at December 31, 2005.

Off Balance Sheet Arrangements

Land and Homesite Option Contracts

We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. Option contracts allow us to control significant homesite positions with a minimal capital investment and substantially reduce the risk associated with land ownership and development. At December 31, 2005, we had refundable and non-refundable deposits of $218.5 million and had issued letters of credit of approximately $186.9 million associated with our option contracts. The financial exposure for nonperformance on our part in these transactions generally is limited to our deposits and/or letters of credit.

Additionally, at December 31, 2005, we had performance / surety bonds outstanding of approximately $265.7 million and letters of credit outstanding of approximately $32.0 million primarily related to land development activities.

Investments in Unconsolidated Joint Ventures

We have entered, and expect to continue to enter, into joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. At December 31, 2005, we had investments in unconsolidated joint ventures of $254.5 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At December 31, 2005, we had receivables of $60.5 million from these joint ventures due to loans and advances, unpaid management fees and other items. The debt covenants under our new revolving credit facility contain limitations on the amount of our direct cash investments in joint ventures.

We believe that the use of off-balance sheet arrangements enables us to acquire rights in land which we may not have otherwise been able to acquire at favorable terms. As a result, we view the use of off-balance sheet arrangements as beneficial to our Homebuilding activities.

Dividends

We paid aggregate cash dividends of $0.057 per share of common stock during the year ended December 31, 2005 and $0.036 per share of common stock during the year ended December 31, 2004. We did not declare or pay any dividends during the year ended December 31, 2003.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. As a result, beginning January 1, 2006, we will adopt SFAS 123(R) and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS 123(R) to be similar to the effect represented in our proforma disclosure related to SFAS 123.

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

On June 29, 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not VIEs under FIN 46(R) and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. EITF 04-5 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which agreements are subsequently modified and is effective for us on January 1, 2006 for all other entities. We do not anticipate that the adoption of EITF 04-5 with respect to our agreements entered into prior to June 29, 2005 will have a material effect on our consolidated financial statements.

Seasonality of Operations

The homebuilding industry tends to be seasonal, as generally there are more homes sold in the spring and summer months when the weather is milder, although the number of sales contracts for new homes is highly dependent on the number of active communities and the timing of new community openings. Because new home deliveries trail new home contracts by a number of months, we typically have the greatest percentage of home deliveries in the fall and winter, and slow sales in the spring and summer months could negatively affect our full year results. We operate primarily in the Southwest and Southeast, where weather conditions are more suitable to a year-round construction process than in other parts of the country. Our operations in Florida and Texas are at risk of repeated and potentially prolonged disruptions during the Atlantic hurricane season, which lasts from June 1 until November 30.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a result of the senior and senior subordinated notes offerings, $810.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our warehouse lines of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of December 31, 2005, we had an aggregate of approximately $100.1 million drawn under our revolving credit facility and warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $1.0 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.

The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of December 31, 2005:

Expected Maturity Date
(In millions)

	2006	2007	2008	2009	2010	Thereafter	Fair Value

Liabilities
Long-term debt
Fixed rate (7 1/2%)	—	—	—	—	—	$325.0	$279.4
Fixed rate (9.0%)	—	—	—	—	$300.0	—	$303.4
Fixed rate (10 3/8%)	—	—	—	—	—	$185.0	$182.0
Variable rate, credit facility (5.84% at December 31, 2005)	—	—	$65.0	—	—	—	$65.0
Variable rate, warehouse line of credit (5.46% at December 31, 2005)	$35.1	—	—	—	—	—	$35.1

Our operations are interest rate sensitive as overall housing demand is adversely affected by increases in interest rates. If mortgage interest rates increase significantly, this may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates also increase our borrowing costs because, as indicated above, our bank loans will fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates.

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

Financial statements and supplementary data for us are on pages F-1 through F-38.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2005. Based on such evaluation, such officers have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included on page F-3 of this Form 10-K.

Item 9B.  Other Information

On March 9, 2006, we entered into a new unsecured credit facility with Citicorp North America, Inc., as agent for the participating banks, replacing our previous $600.0 million revolving credit facility. Our new revolving credit facility is substantially similar to our prior revolving credit facility and permits us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $400.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we give 10 business days’ notice of our intention to increase the size of the facility and we meet the following conditions: (i) at the time of and after giving effect to the increase, we are in pro forma compliance with our financial covenants; (ii) no default or event of default has occurred and is continuing or would result from the increase, and (iii) the conditions precedent to a borrowing are satisfied as of such date. The revolving credit facility expires on March 9, 2010, at which time we will be required to repay all outstanding principal. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citicorp’s base rate or (B) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar base rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities (net of our unrestricted cash in excess of $10 million) to our adjusted tangible net worth or our senior debt rating. The revolving credit facility requires us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements. The revolving credit facility also places certain restrictions on, among other things, our ability to pay or make dividends or other distributions, create or permit certain liens, make investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. Our obligations under the revolving credit facility are guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries).

The Company and its affiliates do not have any material relationship with any of the lenders under our new revolving credit facility, other than as disclosed below. Citicorp North America, Inc. was a lender under our prior revolving credit facility. Deutsche Bank Securities, Inc., J.P. Morgan Chase Bank, N.A., and KeyBank National Association were each lenders under our prior revolving credit facility and currently participate in the credit facilities of three of our unconsolidated joint ventures. Guaranty Bank, the lender under the Secondary Warehouse Line of Credit, participated in our prior revolving credit facility and currently participates in the credit facility of one of our unconsolidated joint ventures.

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

On May 13, 2005, we submitted to the New York Stock Exchange an “Annual CEO Certification,” signed by our Chief Executive Officer, certifying that our Chief Executive Officer was not aware of any violation by the Company of the New York Stock Exchange’s corporate governance listing standards. Additionally, we have filed as exhibits to this Form 10-K the CEO/CFO Certifications required under Section 302 of the Sarbanes-Oxley Act.

The remainder of the items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.

Item 11.	Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.

Item 13.	Certain Relationships and Related Transactions

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.

ITEM 14.	Principal Accounting Fees and Services

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report:

(1) Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Number	Exhibit Description

3.1	Certificate of Incorporation of Newmark Homes Corp (Incorporated by reference to the Form 8-K, dated March 23, 2001, previously filed by the Registrant).
3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-100013)).
3.3	Amended and Restated Bylaws. (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-100013)).
3.4	Certificate of Amendment to the Certificate of Incorporation, filed on April 28, 2004 (Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2004, previously filed by the Registrant).
4.1	Indenture, dated as of June 25, 2002, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $200,000,000 9% Senior Notes due 2010 (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.2	Indenture, dated as of June 25, 2002, by and among Technical Olympic USA, Inc., the subsidiaries name therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $150,000,000 10 3/8% Senior Subordinated Notes due 2012 (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.3	Form of Technical Olympic USA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.1) (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.4	Form of Technical Olympic USA, Inc. 10 3/8% Senior Subordinated Note due 2012 (included in Exhibit A of Exhibit 4.2) (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.5	Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc. and Technical Olympic, Inc. (Incorporated by reference to Exhibit 2.2 to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.6	Specimen of Stock Certificate of Technical Olympic USA, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 previously filed by the Registrant (Registration No. 333-99307)).
4.7	Indenture for the 9% Senior Notes due 2010, dated as of February 3, 2003, among Technical Olympic USA, Inc., the subsidiaries named therein, Salomon Smith Barney Inc., Deutsche Bank Securities Inc., Fleet Securities, Inc. and Credit Lyonnais Securities (USA) Inc. (Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant).
4.8	Form of Technical Olympic USA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.7) (Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant).

Number		Exhibit Description

4.9		Technical Olympic USA, Inc. 10 3/8% Senior Subordinated Note due 2012, dated as of April 22, 2003, in the amount of $35,000,000. (Incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
4.10		Indenture for the 7 1/2% Senior Subordinated Notes due 2011, dated as of March 17, 2004, among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-114587)).
4.11		Form of Technical Olympic USA, Inc. 7 1/2% Senior Subordinated Note due 2011 (included in Exhibit A to Exhibit 4.10) (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-114587)).
4.12		Indenture for the 7 1/2% Senior Subordinated Notes due 2015, dated as of December 21, 2004, among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-122450)).
4.13		Form of Technical Olympic USA, Inc. 7 1/2% Senior Subordinated Note due 2015 (included in Exhibit A to Exhibit 4.12) (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-122450)).
10	.1+	Form of Indemnification Agreement (Incorporated by reference to the Form 10-K for the year ended December 31, 2003, previously filed by the Registrant).
10	.2+	Amended and Restated Employment Agreement between Technical Olympic USA, Inc. and Antonio B. Mon dated January 27, 2004, effective as of July 26, 2003 (Incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended December 31, 2003, previously filed by the Registrant).
10	.3+	Employment Agreement between Technical Olympic USA, Inc. and Tommy L. McAden dated July 12, 2002, effective June 25, 2002 (Incorporated by reference to Exhibit 10.10 to the Form 10-Q for the quarter ended June 30, 2002, previously filed by the Registrant).
10	.4+	Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10.5		Contractor Agreement, effective as of November 6, 2000, between Technical Olympic USA, Inc. (f/k/a Newmark Homes Corp.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-106537)).
10.6		Supplemental Contractor Agreement, effective as of January 4, 2001, between Technical Olympic USA, Inc. (f/k/a Newmark Homes Corp.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10.7		Contractor Agreement, effective as of November 22, 2000, between TOUSA Homes, Inc. (f/k/a Engle Homes, Inc.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10.8		Supplemental Contractor Agreement, effective as of January 3, 2001, between TOUSA Homes, Inc. (f/k/a Engle Homes Inc.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10.9		Amended and Restated Management Services Agreement, dated as of June 13, 2003, between Technical Olympic USA, Inc. and Technical Olympic, Inc. (Incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10	.10+	Employment Agreement, dated as of May 1, 2004, between David J. Keller and Technical Olympic USA, Inc. (Incorporated by reference to Exhibit 10.44 to the Form 10-Q for the quarter ended June 30, 2004, previously filed by the Registrant).

Number		Exhibit Description

10.11		Credit Agreement, dated as of October 26, 2004, among Technical Olympic USA, Inc., the lenders and issuers party thereto, Citicorp North America, Inc., Deutsche Bank Securities, Inc., KeyBank National Association, J.P. Morgan Securities, Inc., and CitiGroup Global Markets, Inc. (Incorporated by reference to Exhibit 10.45 to the Form 10-Q for the quarter ended September 30, 2004, previously filed by the Registrant).
10.12		Revolving Credit and Security Agreement, dated as of October 22, 2004, among Preferred Home Mortgage Company and Countrywide Warehouse Lending (Incorporated by reference to Exhibit 10.46 to the Form 10-Q for the quarter ended September 30, 2004, previously filed by the Registrant).
10	.13+	Technical Olympic USA, Inc. Executive Savings Plan, effective as of December 1, 2004, comprised of the Basic Plan Document and the Adoption Agreement. (Incorporated by reference to Exhibit 99.1 to the Form 8-K, dated November 30, 2004, previously filed by the Registrant).
10	.14+	Addendum to Technical Olympic USA, Inc. Executive Savings Plan, effective as of December 1, 2004 (Incorporated by reference to Exhibit 99.2 to the Form 8-K, dated November 30, 2004, previously filed by the Registrant).
10	.15*+	Term Sheet for the Performance Unit Program under the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, as amended and restated.
10	.16+	Employment Agreement, dated as of February 16, 2005, by and between TOUSA Associates Services Company and Harry Engelstein. (Incorporated by reference to Exhibit 10.22 to the Form 8-K, dated February 16, 2005, previously filed by the Registrant).
10	.17+	Employment Agreement, dated as of February 16, 2005, by and between TOUSA Associates Services Company and Mark Upton. (Incorporated by reference to Exhibit 10.23 to the Form 8-K, dated February 16, 2005, previously filed by the Registrant).
10	.18+	Employment Agreement, dated as of November 15, 2004, between Technical Olympic USA, Inc. and Edward Wohlwender. (Incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10	.19+	Employment Agreement, dated as of January 1, 2004, between TOUSA Associates Services Company and John Kraynick. (Incorporated by reference to Exhibit 10.25 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10	.20+	Form of Director Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.26 to the Form 8-K, dated March 3, 2005, previously filed by the Registrant).
10	.21+	Form of Director Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.27 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10	.22+	Form of Associate Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.28 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10	.23+	Policy for Compensation of Outside Directors of Technical Olympic USA, Inc. (Incorporated by reference to Exhibit 10.30 to the Form 10-Q for the quarter ended March 31, 2005, previously filed by the Registrant).
10.24		Asset Purchase Agreement, dated as of June 6, 2005, among EH/Transeastern, LLC, Transeastern Properties, Inc. and the other sellers identified therein, Arthur J. Falcone and Edward W. Falcone. (Incorporated by reference to Exhibit 10.31 to the Form 10-Q for the quarter ended June 30, 2005, previously filed by the Registrant).
10.25		Amendment No. 1, dated as of July 28, 2005, to the Credit Agreement dated as of October 26, 2004, among Technical Olympic USA, Inc., Citicorp North America, Inc., as administrative agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.32to the Form 10-Q for the quarter ended June 30, 2005, previously filed by the Registrant).
10	.26*	Commitment Letter for Revolving Credit and Security Agreement, dated December 9, 2005, by and between Preferred Home Mortgage Company and Countrywide Warehousing Lending, amending that certain Revolving Credit and Security Agreement, dated as of October 22, 2004, by and between Preferred Home Mortgage Company and Countrywide Warehousing Lending. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

Number		Exhibit Description

10	.27*+	Amendment to the Amended and Restated Employment Agreement, dated January 13, 2006, by and between Technical Olympic USA, Inc. and Antonio B. Mon.
10	.28*+	Employment Agreement, dated as of January 13, 2006, by and between Technical Olympic USA, Inc. and Tommy L. McAden.
10	.29*+	Employment Agreement, dated as of January 13, 2006, by and between Technical Olympic USA, Inc. and John Kraynick.
10	.30*	Credit Agreement, dated as of March 9, 2006, among Technical Olympic USA, Inc., the lenders and issuers party thereto, Citicorp North America, Inc., Deutsche Bank Securities, Inc., J.P. Morgan Chase Bank, N.A., Wachovia Capital Markets, LLC, and CitiGroup Global Markets, Inc.
21	.0*	Subsidiaries of the Registrant.
23	.1*	Consent of Ernst & Young LLP independent registered public accounting firm.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Technical Olympic USA, Inc.

By:	/s/ Antonio B. Mon
Antonio B. Mon
President and Chief Executive Officer

Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio B. Mon Antonio B. Mon	Executive Vice Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2006

/s/ David J. Keller David J. Keller	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 9, 2006

/s/ Randy L. Kotler Randy L. Kotler	Vice President — Chief Accounting Officer (Principal Accounting Officer)	March 9, 2006

/s/ Konstantinos Stengos Konstantinos Stengos	Chairman of the Board and Director	March 9, 2006

/s/ Andreas Stengos Andreas Stengos	Director	March 9, 2006

/s/ George Stengos George Stengos	Executive Vice President and Director	March 9, 2006

/s/ Marianna Stengou Marianna Stengou	Director	March 9, 2006

/s/ Larry D. Horner Larry D. Horner	Director	March 9, 2006

/s/ William A. Hasler William A. Hasler	Director	March 9, 2006

/s/ Michael J. Poulos Michael J. Poulos	Director	March 9, 2006

Signature	Title	Date

/s/ Susan B. Parks Susan B. Parks	Director	March 9, 2006

/s/ J. Bryan Whitworth J. Bryan Whitworth	Director	March 9, 2006

/s/ Tommy L. McAden Tommy L. McAden	Executive Vice President and Director	March 9, 2006

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d — 15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Technical Olympic USA, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Technical Olympic USA, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Technical Olympic USA, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Technical Olympic USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Technical Olympic USA, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Technical Olympic USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Technical Olympic USA, Inc. and our report dated March 1, 2006, except for the second paragraph of Note 6 Footnote (b) as to which the date is March 9, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Technical Olympic USA, Inc.

We have audited the accompanying consolidated statements of financial condition of Technical Olympic USA, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Olympic USA, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Technical Olympic USA, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 1, 2006, except for
the second paragraph of Note 6 footnote (b)
as to which the date is March 9, 2006

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2005	2004
	(Dollars in millions,
	except par value)

ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$26.2	$217.6
Restricted	3.1	8.0
Inventory:
Deposits	218.5	132.8
Homesites and land under development	650.3	341.2
Residences completed and under construction	747.4	671.0
Inventory not owned	124.6	136.2

	1,740.8	1,281.2
Property and equipment, net	27.1	26.7
Investments in unconsolidated joint ventures	254.5	66.6
Receivables from unconsolidated joint ventures	60.5	3.4
Other assets	133.2	67.7
Goodwill	108.8	110.7

	2,354.2	1,781.9
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	8.7	50.9
Restricted	3.1	2.2
Mortgage loans held for sale	43.9	75.8
Other assets	12.8	9.8

	68.5	138.7

Total assets	$2,422.7	$1,920.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$329.4	$188.9
Customer deposits	79.3	69.1
Obligations for inventory not owned	124.6	136.2
Notes payable	811.6	811.4
Bank borrowings	65.0	—

	1,409.9	1,205.6
FINANCIAL SERVICES:
Accounts payable and other liabilities	6.4	3.3
Bank borrowings	35.1	49.0

	41.5	52.3

Total liabilities	1,451.4	1,257.9
Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 59,554,977 and 56,070,510 shares issued and outstanding at December 31, 2005, and December 31, 2004, respectively	0.6	0.6
Additional paid-in capital	480.5	388.3
Unearned compensation	(7.7)	(9.0)
Retained earnings	497.9	282.8

Total stockholders’ equity	971.3	662.7

Total liabilities and stockholders’ equity	$2,422.7	$1,920.6

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(Dollars in millions, except per share amounts)

HOMEBUILDING:
Revenues:
Home sales	$2,266.6	$1,985.0	$1,604.4
Land sales	194.9	115.8	38.2

	2,461.5	2,100.8	1,642.6
Cost of sales:
Home sales	1,706.7	1,592.0	1,291.8
Land sales	149.9	80.4	27.6

	1,856.6	1,672.4	1,319.4

Gross margin	604.9	428.4	323.2
Selling, general and administrative expenses	322.9	251.7	212.1
(Income) from joint ventures, net	(45.7)	(3.2)	—
Other (income), net	(8.7)	(1.8)	(3.6)

Homebuilding pretax income	336.4	181.7	114.7

FINANCIAL SERVICES:
Revenues	47.5	34.5	38.1
Expenses	39.0	26.2	22.5

Financial Services pretax income	8.5	8.3	15.6

Income before provision for income taxes	344.9	190.0	130.3
Provision for income taxes	126.6	70.4	47.6

Net income	$218.3	$119.6	$82.7

EARNINGS PER COMMON SHARE:
Basic	$3.82	$2.13	$1.57

Diluted	$3.68	$2.08	$1.56

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	57,120,031	56,060,371	52,720,185

Diluted	59,359,355	57,410,700	53,180,190

CASH DIVIDENDS PER SHARE	$0.057	$0.036	$—

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Unearned	Retained	Total
	Shares	Amount	Capital	Compensation	Earnings	Equity
	(Dollars in millions)

Balance at January 1, 2003	52,272,726	$0.5	$322.2	$—	$82.5	$405.2
Common stock issued to directors	19,217	—	—	—	—	—
Sale of common stock	3,750,000	0.1	48.4	—	—	48.5
Unearned compensation	—	—	8.5	(7.3)	—	1.2
Net income	—	—	—	—	82.7	82.7

Balance at December 31, 2003	56,041,943	0.6	379.1	(7.3)	165.2	537.6
Common stock issued to directors	13,646	—	0.2	—	—	0.2
Stock option exercises	14,921	—	0.1	—	—	0.1
Dividends paid	—	—	—	—	(2.0)	(2.0)
Unearned compensation	—	—	8.9	(1.7)	—	7.2
Net income	—	—	—	—	119.6	119.6

Balance at December 31, 2004	56,070,510	0.6	388.3	(9.0)	282.8	662.7
Common stock issued to directors	10,842	—	0.3	—	—	0.3
Stock option exercises	115,625	—	1.9	—	—	1.9
Dividends paid	—	—	—	—	(3.2)	(3.2)
Sale of common stock	3,358,000	—	89.2	—	—	89.2
Unearned compensation	—	—	0.8	1.3	—	2.1
Net income	—	—	—	—	218.3	218.3

Balance at December 31, 2005	59,554,977	$0.6	$480.5	$(7.7)	$497.9	$971.3

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
	(Dollars in millions)

Cash flows from operating activities:
Net income	$218.3	$119.6	$82.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13.3	12.6	9.3
Non-cash compensation expense	3.7	8.8	1.4
Loss on impairment of inventory	6.2	4.8	—
Deferred income taxes	2.0	(0.7)	(0.7)
Undistributed equity in earnings from unconsolidated entities	(18.5)	(0.5)	—
Changes in operating assets and liabilities:
Restricted cash	4.0	15.6	(1.6)
Inventory	(470.1)	(216.6)	(137.3)
Receivables from unconsolidated joint ventures	(37.1)	(3.4)	—
Other assets	(67.5)	(19.3)	(3.1)
Mortgage loans held for sale	31.9	(0.6)	(16.4)
Accounts payable and other liabilities	131.4	31.1	55.5
Customer deposits	10.1	33.6	7.2

Net cash used in operating activities	(172.3)	(15.0)	(3.0)
Cash flows from investing activities:
Net additions to property and equipment	(14.1)	(15.6)	(19.1)
Investments in unconsolidated joint ventures	(176.1)	(61.1)	(5.5)
Loans to unconsolidated joint ventures	(20.0)	—	—
Amounts paid for acquisitions, net of cash acquired	—	—	(59.6)
Earn out consideration paid for acquisitions	—	(6.6)	(18.1)
Capital distributions from joint ventures	10.3	—	—

Net cash used in investing activities	(199.9)	(83.3)	(102.3)
Cash flows from financing activities:
Net proceeds from (repayments on) revolving credit facilities	65.0	(10.0)	(45.2)
Proceeds from notes offerings	—	330.0	129.3
Principal payments on unsecured borrowings and senior notes	—	(7.9)	—
Net (repayments on) proceeds from Financial Services bank borrowings	(13.9)	(14.3)	14.9
Payments for deferred financing costs	(0.3)	(5.9)	(5.4)
Minority interest in consolidated subsidiaries	—	—	(9.1)
Net proceeds from sale of common stock	89.2	—	48.4
Proceeds from stock option exercises	1.8	0.1	—
Dividends paid	(3.2)	(2.0)	—

Net cash provided by financing activities	138.6	290.0	132.9

(Decrease) increase in cash and cash equivalents	(233.6)	191.7	27.6
Cash and cash equivalents at beginning of period	268.5	76.8	49.2

Cash and cash equivalents at end of period	$34.9	$268.5	$76.8

See accompanying notes to consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities (dollars in millions):

	Year Ended December 31,
	2005	2004	2003

(Decrease) increase in obligations for inventory not owned and corresponding (decrease) increase in inventory not owned	$(11.6)	$(110.0)	$229.9

Supplemental disclosure of cash flow information (dollars in millions):

	Year Ended December 31,
	2005	2004	2003

Cash paid for income taxes	$61.4	$60.4	$43.8

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Business and Organization

Business

Technical Olympic USA, Inc. is a homebuilder with a geographically diversified national presence. We operate in various metropolitan markets in ten states, located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West. We design, build, and market detached single-family residences, town homes and condominiums. We also provide title insurance and mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights.

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

Segment Reporting

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, we have concluded that our operating segments consist of homebuilding and financial services. These two segments are segregated in the accompanying consolidated financial statements under “Homebuilding” and “Financial Services,” respectively.

For the years ended December 31, 2005, 2004, and 2003, we have eliminated inter-segment financial services revenues of $9.8 million, $7.3 million, and $5.8 million, respectively.

Homebuilding

Inventory

Inventory is stated at the lower of cost or fair value. Inventory under development or held for development is stated at an accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are recorded at fair value. Inventory to be disposed of is carried at the lower of cost or fair value less cost to sell. We utilize the specific identification method of charging construction costs to cost of sales as homes are delivered. Common construction project costs are allocated to each individual home in the various communities based upon the total number of homes

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be constructed in each community. Interest, real estate taxes, and certain development costs are capitalized to land and construction costs during the development and construction period and are amortized to costs of sales as deliveries occur.

Obligations for Inventory Not Owned

Homebuilders may enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which qualify as Variable Interest Entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46(R)”). FIN 46(R) addresses consolidation by business enterprises of VIEs in which an entity absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Obligations for inventory not owned in our consolidated statements of financial condition represent liabilities associated with our land banking and similar activities, including obligations in VIEs which have been consolidated by us and in which we have a less than 50% ownership interest, and the creditors have no recourse against us. As a result, the obligations have been specifically excluded from the calculation of leverage ratios pursuant to the terms of our revolving credit facility.

In applying FIN 46(R) to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, FIN 46(R) requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is generally limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us.

Investments in Joint Ventures

We analyze our homebuilding and land development joint ventures under FIN 46(R) and Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). On June 29, 2005, the EITF reached a consensus on EITF 04-5. The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not VIEs under FIN 46(R) and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. EITF 04-5 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which agreements are subsequently modified and is effective for us on January 1, 2006 for all other entities. We do not anticipate that the adoption of EITF 04-5 with respect to our agreements entered into prior to June 29, 2005 will have a material effect on our consolidated financial statements.

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of homes or homesites to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction of the cost basis in the homesites purchased until the homes are ultimately sold by us to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 50%. We account for these investments under the equity method because: (i) the entities are not VIEs in accordance with FIN 46(R); (ii) for those entities determined to be VIEs, we are not considered the primary beneficiary; (iii) we do not have the voting control, and/or, in the case of joint ventures where we are the general partner or managing

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

member, the limited partners (or non-managing members) have substantive participatory rights in accordance with EITF 04-5.

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

Advertising Costs

Advertising costs, consisting primarily of newspaper and trade publications, and the cost of maintaining an internet web-site, are expensed as incurred. Advertising expense included in selling, general and administrative expenses for the years ended December 31, 2005, 2004, and 2003 amounted to $9.8 million, $12.4 million, and $12.6 million, respectively.

Financial Services

Title Company Escrow Deposits

As a service to its customers, our title company subsidiary, Universal Land Title, administers escrow and trust deposits which totaled approximately $102.9 million and $67.0 million at December 31, 2005 and 2004, respectively, representing undisbursed amounts received for settlements of mortgage loans, payments on mortgage loans, and indemnities against specific title risks. These escrow funds are not considered our assets and, therefore, are excluded from the accompanying consolidated statements of financial condition.

Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of aggregate cost or fair value based upon such commitments for loans to be delivered or prevailing market rates for uncommitted loans. Substantially all of the loans originated by us are sold to private investors within 30 days of origination.

Interest Rate Lock Commitments

On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”), which provides guidance regarding interest rate lock commitments (“IRLCs”) that are accounted for as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of the derivative IRLCs and such value should not be recognized until the underlying loans are sold. This guidance must be applied to IRLCs initiated after March 31, 2004. Our IRLCs were directly offset by forward trades; accordingly, the implementation of SAB No. 105 did not have a material impact on our financial position or results of operations.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Loan origination revenues, net of direct origination costs, and loan discount points are deferred as an adjustment to the carrying value of the related mortgage loans held for sale, and are recognized as income when the related loans are sold to third-party investors. Gains and losses from the sale of loans are recognized to the extent that the sales proceeds exceed, or are less than, the book value of the loans. Mortgage interest income is earned during the interim period before mortgage loans are sold and is accrued as earned.

Fees derived from our title services are recognized as revenue in the month of closing of the underlying sale transaction.

General

Cash and Supplemental Cash Flow Information

Cash includes amounts in transit from title companies for home deliveries and highly liquid investments with an initial maturity of three months or less.

Restricted cash consists of amounts held in escrow as required by purchase contracts.

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we carry long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the years ended December 31, 2005 and 2004, we recorded impairment losses of $6.2 million and $4.8 million, respectively, which were determined based on prices for similar assets. These losses are included in cost of sales in the accompanying consolidated statements of income.

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

Property and Equipment

Property and equipment, consisting primarily of office premises, transportation equipment, office furniture and fixtures, capitalized software costs, and model home furniture, are stated at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred.

Depreciation generally is provided using the straight-line method over the estimated useful life of the asset, which ranges from 3 to 31 years. At December 31, 2005 and 2004, accumulated depreciation approximated $25.4 million and $20.7 million, respectively.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Additional consideration paid in subsequent periods under the terms of purchase agreements is included as acquisition costs.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment at least annually. For purposes of the impairment test, we consider each division a reporting unit. Our impairment test is based on discounted cash flows derived from internal projections. This process requires us to make assumptions on future revenues, costs, and timing of expected cash flows. Due to the degree of judgment required and uncertainties surrounding such estimates, actual results could differ from such estimates. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations. We performed our annual impairment test as of December 31, 2005 and determined that goodwill was not impaired.

The change in goodwill for the years ended December 31, 2005 and 2004 is as follows (dollars in millions):

	Year Ended December 31,
	2005	2004

Balance at January 1	$110.7	$100.1
Earn out consideration paid or accrued on acquisitions	—	10.6
Other adjustments	(1.9)	—

Balance at December 31	$108.8	$110.7

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The following table represents a reconciliation of weighted average shares outstanding:

	Year Ended December 31,
	2005	2004	2003

Basic weighted average shares outstanding	57,120,031	56,060,371	52,720,185
Net effect of common stock equivalents assumed to be exercised	2,239,324	1,350,329	460,005

Diluted weighted average shares outstanding	59,359,355	57,410,700	53,180,190

The shares issued and outstanding and the earnings per share amounts in the consolidated financial statements have been adjusted to reflect a five-for-four stock split effected in the form of a 25% stock dividend paid on March 31, 2005 and a three-for-two stock split effected in the form of a 50% stock dividend paid on June 1, 2004.

On September 13, 2005, pursuant to an underwritten public offering, we sold 3,358,000 shares of our common stock at a price of $28.00 per share. The net proceeds of the offering to us were $89.2 million, after deducting offering costs and underwriting fees of $4.8 million. The offering proceeds were used to pay outstanding indebtedness under our revolving credit facility.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

We account for our stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Accordingly, no compensation cost has been recognized as all stock options granted under our stock option plan have exercise prices at or greater than the market value of our stock on the grant date. If the methodologies of SFAS No. 123 were applied to determine compensation expense for our stock options based on the fair value of our common stock at the grant dates for awards under our option plan, our net income and earnings per share for the years ended December 31, 2005, 2004, and 2003 would have been adjusted to the pro forma amounts indicated below (dollars in millions, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Net income as reported	$218.3	$119.6	$82.7
Add: Stock-based employee compensation included in reported net income, net of tax	2.2	5.4	0.8
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(2.7)	(4.1)	(2.9)

Pro forma net income	$217.8	$120.9	$80.6

Reported basic earnings per share	$3.82	$2.13	$1.57

Pro forma basic earnings per share	$3.81	$2.16	$1.53

Reported diluted earnings per share	$3.68	$2.08	$1.56

Pro forma diluted earnings per share	$3.67	$2.11	$1.52

The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions for all the years presented:

Expected volatility	0.42% - 0.48%
Expected dividend yield	0%
Risk-free interest rate	1.47% - 4.02%
Expected life	4-10 years

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. The carrying values of cash and mortgage loans held for sale approximate their fair values due to their short-term nature. The carrying value of financial service borrowings and obligations for inventory not owned approximate their fair value as substantially all of the debt has a fluctuating interest rate based upon a current market index. The fair value of the $300.0 million senior notes and $510.0 million senior subordinated notes at December 31, 2005 is $303.4 million and $461.4 million, respectively, as determined by quoted market prices.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to conform the prior periods’ amounts to the current period’s presentation. These reclassifications include the netting of financial services restricted cash relating to escrow deposits and the escrow liability related to such escrow deposits administered by our title company.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. As a result, beginning January 1, 2006, we will adopt SFAS No. 123(R) and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS No. 123(R) to be similar to the effect represented in our proforma disclosure related to SFAS No. 123.

On March 29, 2005, the SEC issued SAB No. 107 (“SAB No. 107”). SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We will adopt the provisions of SAB No. 107 in connection with our adoption of SFAS No. 123(R).

In December 2004, the FASB issued Staff Position 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109-1 was effective December 21, 2004.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventory

A summary of homebuilding interest capitalized in inventory is as follows (dollars in millions):

	Year Ended December 31,
	2005	2004	2003

Interest capitalized, beginning of period	$36.8	$29.7	$11.6
Interest incurred	81.5	66.1	55.1
Less interest included in:
Cost of sales	66.3	50.5	35.3
Other*	4.3	8.5	1.7

Interest capitalized, end of period	$47.7	$36.8	$29.7

*	Included in “Other” above for the years ended December 31, 2005 and 2004 is interest which was capitalized to inventory that was subsequently contributed to an unconsolidated joint venture. For the years ended December 31, 2005, 2004, and 2003, all interest incurred has been capitalized.

In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At December 31, 2005 and 2004, we had refundable and non-refundable deposits aggregating $218.5 million and $132.8 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.

The effect of FIN 46(R) at December 31, 2005 was to increase inventory by $70.3 million, excluding deposits of $10.5 million, which had been previously recorded, with a corresponding increase to “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.

From time to time, we transfer title to certain parcels of land to unrelated third parties and enter into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS No. 66, Accounting for the Sales of Real Estate, we have accounted for these transactions as financing arrangements. At December 31, 2005, $54.3 million of inventory not owned and obligations for inventory not owned relates to sales with continuing involvement.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments in Unconsolidated Joint Ventures

Summarized condensed combined financial information on unconsolidated entities in which we have investments that are accounted for by the equity method is (dollars in millions):

	December 31, 2005
	Land	Home
	Development	Construction	Total

Assets:
Cash	$13.4	$60.5	$73.9
Inventories	306.1	1,023.6	1,329.7
Other assets	3.3	227.5	230.8

Total assets	$322.8	$1,311.6	$1,634.4

Liabilities and equity:
Accounts payable and other liabilities	$6.6	$211.2	$217.8
Notes payable	142.0	781.5	923.5
Equity of:
Technical Olympic USA, Inc.	86.1	167.1	253.2
Others	88.1	151.8	239.9

Total equity	174.2	318.9	493.1

Total liabilities and equity	$322.8	$1,311.6	$1,634.4

	December 31, 2004
	Land	Home
	Development	Construction	Total

Assets:
Cash	$1.4	$14.8	$16.2
Inventories	74.0	196.8	270.8
Other assets	1.4	8.4	9.8

Total assets	$76.8	$220.0	$296.8

Liabilities and equity:
Accounts payable and other liabilities	$11.0	$10.0	$21.0
Notes payable	32.0	81.8	113.8
Equity of:
Technical Olympic USA, Inc.	15.6	51.0	66.6
Others	18.2	77.2	95.4

Total equity	33.8	128.2	162.0

Total liabilities and equity	$76.8	$220.0	$296.8

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Land	Home		Land	Home
	Development	Construction	Total	Development	Construction	Total

Revenues	$34.6	$553.4	$588.0	$19.3	$34.8	$54.1
Cost and expenses	35.3	512.7	548.0	16.8	32.8	49.6

Net earnings (losses) of unconsolidated entities	$(0.7)	$40.7	$40.0	$2.5	$2.0	$4.5

Our share of net earnings (losses)	$(0.7)	$19.2	$18.5	$—	$0.5	$0.5
Management fees earned	3.1	24.1	27.2	—	2.7	2.7

Income from joint ventures	$2.4	$43.3	$45.7	$—	$3.2	$3.2

We enter into strategic joint ventures to acquire, to develop and to sell land and/or homesites, as well as to construct and sell homes, in which we have a voting ownership interest of 50% or less and do not have a controlling interest. Our partners generally are unrelated homebuilders, land sellers, financial partners or other real estate entities. At December 31, 2005, we had receivables of $60.5 million from these joint ventures, of which $43.4 million represent notes receivable.

In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We received management fees from these unconsolidated entities of $27.2 million and $2.7 million for the years ended December 31, 2005 and 2004, respectively. These fees are included in income from joint ventures in the accompanying consolidated statements of income. We did not receive any management fees during the year ended December 31, 2003 as our unconsolidated joint venture operations were insignificant. In the aggregate, these joint ventures delivered 1,666 and 116 homes for the years ended December 31, 2005 and 2004, respectively.

In December 2004, we entered into a joint venture agreement with Sunbelt Holdings (Sunbelt) to form Engle/Sunbelt Holdings, LLC (Engle/Sunbelt). Engle/Sunbelt was formed to develop finished homesites and deliver homes in the Phoenix, Arizona market, and upon its inception, the partnership acquired eight of our existing communities in Phoenix, Arizona. We and Sunbelt contributed capital of approximately $28.0 million and $3.2 million, respectively, to Engle/Sunbelt and the joint venture itself obtained financing arrangements with an aggregate borrowing capacity of $180.0 million, of which $150.0 million related to a term loan and $30.0 million related to a revolving mezzanine financing instrument.

In July 2005, we contributed assets to Engle/Sunbelt resulting in a net capital contribution by us of $5.4 million. At this time, Engle/Sunbelt amended its financing arrangements to increase the aggregate borrowing capacity to $280.0 million, of which $250.0 million related to a term loan and $30.0 million related to a revolving mezzanine financing instrument. The borrowings by Engle/Sunbelt are non-recourse to us; however, through our subsidiary Engle Homes Residential, LLC, we have agreed to complete any property development commitments in the event Engle/Sunbelt defaults. Additionally, we have indemnified the lenders for losses resulting from fraud, misappropriation and similar acts.

In connection with these contributions of assets to Engle/Sunbelt, we recognized a gain of $42.6 million. Due to our continuing involvement with these assets through our investment, we deferred $36.3 million of this gain of which $18.7 million was recognized during 2005, and included in cost of sales-land in the accompanying consolidated statement of income. At December 31, 2005, $17.6 million continues to be deferred and is included in accounts payable and other liabilities in the accompanying consolidated statement of financial condition. This deferral is being recognized in income as homes are delivered by the joint venture.

On August 1, 2005, through a joint venture (the “Transeastern JV”), we completed the acquisition of the homebuilding assets and operations of Transeastern Properties, Inc. (“Transeastern”) headquartered in Coral

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Springs, Florida. Our joint venture partner is an entity controlled by the former majority owners of Transeastern. The Transeastern JV acquired Transeastern’s homebuilding assets, including work in process, finished lots and certain land option rights, for approximately $826.2 million (which included the assumption of $112.0 million of liabilities, net of $30.8 million of cash). Additional consideration of up to $75.0 million will be paid to the sellers pursuant to an earn out agreement if certain conditions are met, such as achieving predetermined quarterly EBITDA targets and delivery of entitlement on certain tracts of land currently held under lot option contracts. In addition to the net assets acquired in the transaction, the Transeastern JV has a right of first offer on land developed by a related entity of our joint venture partner for a period of five years. Under the limited liability company agreement that governs the operations of the Transeastern JV (the “JV agreement”), the Transeastern JV is required to make a preferred payment to our joint venture partner. The preferred payment is to be made quarterly and to the extent allowable under certain covenants and restrictions imposed by the joint venture’s bank borrowings. To the extent the joint venture is not allowed to make these payments we are required, under the JV agreement, to advance funds to the Transeastern JV in the form of a member loan in an amount sufficient to make the payment. The member loan bears interest at 18% per annum and is payable once certain conditions and covenants under the JV agreement and the joint venture’s bank borrowings are met. We are the managing member of the Transeastern JV and hold a 50% voting interest. The Transeastern JV was funded with $675.0 million of third party debt capacity (of which $560.0 million was drawn upon acquisition), a $20.0 million subordinated loan from us and $165.0 million of equity, of which $90.0 million was contributed by us. Our $20.0 million subordinated bridge loan to the Transeastern JV, bears interest at 18% per annum and is only payable once certain conditions and covenants under the JV agreement and the joint venture’s bank borrowings are met. The third party debt is secured by the Transeastern JV’s assets and ownership interests and is non-recourse to us, except that we have agreed to complete any property development commitments on the existing work in process at the time of closing in the event the Transeastern JV defaults and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts.

5.	Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (dollars in millions):

	December 31,
	2005	2004

Homebuilding:
Accounts payable	$66.5	$58.4
Interest	32.7	26.2
Compensation	42.3	22.7
Taxes, including income and real estate	80.5	16.7
Accrual for unpaid invoices on delivered homes	24.9	24.8
Accrued expenses	33.5	20.9
Warranty costs	7.0	6.5
Deferred revenue	42.0	12.7

Total accounts payable and other liabilities	$329.4	$188.9

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2005 and 2004 changes in our warranty accrual consisted of (dollars in millions):

	Year Ended December 31,
	2005	2004

Accrued warranty costs at January 1	$6.5	$4.9
Liability recorded for warranties issued during the period	12.0	11.3
Warranty work performed	(9.1)	(8.0)
Adjustments	(2.4)	(1.7)

Accrued warranty costs at December 31	$7.0	$6.5

6.	Homebuilding and Financial Services Borrowings

Homebuilding Borrowings

Homebuilding borrowings consists of the following (dollars in millions):

	December 31,
	2005	2004

Senior notes due 2010, at 9%(a)	$300.0	$300.0
Discount on senior notes	(3.1)	(3.8)
Senior subordinated notes due 2012, at 10 3/8%(a)	185.0	185.0
Senior subordinated notes due 2011, at 7 1/2%(a)	125.0	125.0
Senior subordinated notes due 2015, at 7 1/2%(a)	200.0	200.0
Premium on senior subordinated notes	4.7	5.2
Revolving credit facility(b)	65.0	—

	$876.6	$811.4

(a)	Interest on the senior notes due 2010 and senior subordinated notes due 2012 is payable semi-annually on January 1 and July 1 of each year. Interest on the senior subordinated notes due 2011 and 2015 is payable semi-annually on March 15 and September 15 of each year, and January 15 and July 15 of each year, respectively. Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material direct and indirect subsidiaries, other than our mortgage and title operations subsidiaries (the Non-guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The indentures governing the senior notes and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt (other than under our revolving credit facility), pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts, and merge or consolidate with other entities.

Our outstanding senior notes and senior subordinated notes have call features that allow redemption of the notes prior to maturity, upon payment of a “make-whole” premium or, in certain cases, a stated premium as provided in the relevant indenture.

(b)	At December 31, 2005, our revolving credit facility permits us to borrow up to the lesser of (i) $600.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The credit facility also has a letter of credit subfacility of $300.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$150.0 million of revolving loans, provided we give 10 business days’ notice of our intention to increase the size of the facility and we meet the following conditions: (i) at the time of and after giving effect to the increase, we are in pro forma compliance with our financial covenants; (ii) no default or event of default has occurred and is continuing or would result from the increase, and (iii) the conditions precedent to a borrowing are satisfied as of such date. The revolving credit facility expires on October 26, 2008. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citicorp’s base rate or (B) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar base rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities (net of unrestricted cash in excess of $10 million) to our adjusted tangible net worth or our senior debt rating. The revolving credit facility requires us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements. The revolving credit facility also places certain restrictions on, among other things, our ability to pay or make dividends or other distributions, create or permit certain liens, make investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. Our obligations under the revolving credit facility are guaranteed by our significant domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). As of December 31, 2005, we had $65.0 million in borrowings under the revolving credit facility and had issued letters of credit totaling $218.9 million.

On March 9, 2006, we entered into an unsecured revolving credit facility replacing our previous $600.0 million revolving credit facility. The new credit facility is substantially similar to our prior revolving credit facility and permits us to borrow to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The credit facility also has a letter of credit subfacility of $400.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy conditions similar to those contained in our prior revolving credit facility as described above.

Financial Services Borrowings

Our mortgage subsidiary has the ability to borrow up to $170.0 million under two warehouse lines of credit to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”) provides for revolving loans of up to $150.0 million. The Primary Warehouse Line of Credit expires on December 8, 2006. The Primary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Primary Warehouse Line of Credit also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities.

Our mortgage subsidiary’s other warehouse line of credit (the “Secondary Warehouse Line of Credit”) provides for revolving loans of up to $20.0 million, subject to meeting borrowing base requirements based on the value of collateral provided. The Secondary Warehouse Line of Credit is used to fund the origination of residential mortgage loans in addition to the Primary Warehouse Line of Credit. The Secondary Warehouse Line of Credit bears interest at the 30 day Eurodollar rate plus a margin of 1.125%.

On February 11, 2006, our Secondary Warehouse Line of Credit was amended and is comprised of (1) a credit facility providing for revolving loans of up to $30.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $20.0 million in mortgage loans generated by our mortgage subsidiary. At no time may the amount outstanding under this Secondary Warehouse Line of Credit,

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as amended, plus the amount of purchased loans pursuant to the purchase and sale agreement exceed $50.0 million. The Secondary Warehouse Line of Credit, as amended, bears interest at the 30 day LIBOR rate plus a margin of 1.125% and expires February 11, 2007.

Both lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At December 31, 2005, we had $35.1 million in borrowings under our mortgage subsidiary’s warehouse lines of credit.

Borrowing Capacity

At December 31, 2005, we had the capacity to borrow an additional $316.1 million under the revolving credit facility and $134.9 million under the warehouse lines of credit, subject to satisfying the relevant borrowing conditions in those facilities.

7.	Commitments and Contingencies

We provide homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. We generally have recourse against our subcontractors for claims relating to workmanship and materials. We also provide up to a ten-year homeowner’s warranty which covers major structural defects.

We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and homesite purchase contract deposits. At December 31, 2005, we had total outstanding letters of credit and performance/surety bonds under these arrangements of approximately $218.9 million and $265.7 million, respectively.

We entered into an agreement with an insurance company to underwrite private mortgage insurance on certain loans originated by our mortgage services subsidiary. Under the terms of the agreement, we share in the premiums generated on the loans and are exposed to losses in the event of a loan default. At December 31, 2005, our maximum exposure to losses relating to loans insured is approximately $5.3 million, which is further limited to the amounts held in trust of approximately $1.6 million. We minimize the credit risk associated with such loans through credit investigations of customers as part of the loan origination process and by monitoring the status of the loans and related collateral on a continuous basis.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our consolidated financial position or results of operations.

At December 31, 2005, we are obligated under non-cancellable operating leases of office space, model homes and equipment. For the years ended December 31, 2005, 2004, and 2003 rent expense under operating leases was $14.4 million, $13.9 million, and $4.5 million, respectively. Minimum annual lease payments under these leases at December 31, 2005 are as follows (dollars in millions):

2006	$8.0
2007	5.9
2008	5.2
2009	4.0
2010	3.0
Thereafter	5.4

$31.5

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Related Party Transactions

In 2000, we entered into a purchasing agreement with our ultimate parent, Technical Olympic S.A. The agreement provided that Technical Olympic S.A. would purchase certain of the materials and supplies necessary for operations and sell them to our entities, all in an effort to consolidate the purchasing function. Although Technical Olympic S.A. would incur certain franchise tax expense, we would not be required to pay such additional purchasing liability. Technical Olympic S.A. purchased $347.1 million, $302.6 million, and $203.7 million of materials and supplies on our behalf during the years ended December 31, 2005, 2004, and 2003, respectively. These materials and supplies bought by Technical Olympic S.A. under the purchasing agreement are provided to us at Technical Olympic S.A.’s cost. We do not pay a fee or other consideration to Technical Olympic S.A. under the purchasing agreement. We may terminate the purchasing agreement upon 60 days prior notice.

In 2000, we entered into a management services agreement with Technical Olympic, Inc., whereby Technical Olympic, Inc. will provide certain advisory, administrative and other services. The management services agreement was amended and restated on June 13, 2003. Technical Olympic, Inc. assigned its obligations and rights under the amended and restated management agreement to Technical Olympic Services, Inc., a Delaware corporation wholly-owned by Technical Olympic S.A., effective as of October 29, 2003. For the years ended December 31, 2005, 2004, and 2003, we incurred $3.5 million, $2.5 million, and $2.5 million, respectively. At December 31, 2005 and 2004, $3.0 million and $2.0 million, respectively, has been accrued and is included in accounts payable and other liabilities in the accompanying consolidated statements of financial condition. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

We have sold certain undeveloped real estate tracts to, and entered into a number of agreements (including option contracts and construction contracts) with, Equity Investments, a limited liability company controlled by the brother of one of our executives. We made payments of $11.8 million, $5.5 million, and $7.2 million to this entity pursuant to these agreements during the years ended December 31, 2005, 2004, and 2003, respectively. We believe that the terms of these agreements include purchase prices that approximate fair market values.

In November 2005, we purchased the right to acquire land from the Transeastern JV that was controlled by the joint venture pursuant to an option arrangement. The owner of the land is a related entity of our joint venture partner in the Transeastern JV. We paid a net $5.8 million assignment fee to Transeastern for this right. We subsequently exercised our option and purchased the property for $78.2 million.

During 2005, we acquired $15.5 million in work in process inventory from Transeastern Properties, Inc. and simultaneously entered into an agreement to sell the inventory to the Transeastern JV at a future date. In December 2005, the Transeastern JV purchased the inventory for approximately $16.6 million. We have deferred the $1.1 million gain on the transaction.

As of December 31, 2005, we had funded $3.8 million in member loans to the Transeastern JV in accordance with the limited liability company agreement.

In connection with the acquisition, we advanced funds to the Transeastern JV of $11.0 million to pay for costs associated with the acquisition.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

Components of income tax expense (benefit) consist of (dollars in millions):

	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$120.0	$65.5	$43.4
State	4.6	5.6	3.0

	124.6	71.1	46.4
Deferred:
Federal	2.0	(0.6)	1.5
State	—	(0.1)	(0.3)

	2.0	(0.7)	1.2

	$126.6	$70.4	$47.6

The difference between total reported income taxes and expected income tax expense computed by applying the federal statutory income tax rate of 36.7% for 2005, 2004, and 2003 to income before provision for income taxes is reconciled as follows (dollars in millions):

	Year Ended December 31,
	2005	2004	2003

Computed income tax expense at statutory rate	$120.1	$66.5	$45.6
State income taxes	5.8	2.7	1.7
Other, net	0.7	1.2	0.3

Income taxes	$126.6	$70.4	$47.6

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (dollars in millions):

	December 31,
	2005	2004

Deferred tax assets:
Warranty, legal and insurance reserves	$5.7	$4.5
Inventory	9.0	7.7
Accrued compensation	6.5	4.0
Investments in unconsolidated entities	1.7	—
State net operating loss carryforwards	0.6	0.3
Other	2.8	2.2

Total deferred tax assets	26.3	18.7
Deferred tax liabilities:
Property and equipment	(1.1)	—
Amortizable intangibles	(12.1)	(9.6)
Prepaid expenses	(2.4)	(0.1)
Prepaid commissions and differences in reporting selling and marketing	(4.5)	(4.3)
Other	(1.2)	(1.7)

Total deferred tax liabilities	(21.3)	(15.7)

Net deferred tax asset	$5.0	$3.0

The net deferred tax asset included in other assets in the accompanying consolidated statements of financial condition at December 31, 2005 and 2004 was $5.0 million and $3.0 million, respectively. We believe that it is more likely than not that the gross deferred tax assets will be realized or settled due to our ability to generate taxable income exclusive of reversing timing differences. Accordingly, no valuation allowance has been established at December 31, 2005 and 2004.

Prior to October 2003, we were included in the consolidated federal income tax return with Technical Olympic pursuant to a Tax Allocation Agreement between Technical Olympic and us. Payments of $28.3 million were made to Technical Olympic for federal income taxes during 2003.

10.	Stockholders’ Equity

On November 19, 2003, we sold, pursuant to an underwritten public offering, 2.0 million shares of our common stock at a price of $26.00 per share (unadjusted for subsequent stock splits). The net proceeds of the offering to us were $48.4 million, after deducting offering costs and underwriting fees of $3.6 million. The offering proceeds were used to pay outstanding indebtedness under our revolving credit facility.

On September 13, 2005, pursuant to an underwritten public offering, we sold 3,358,000 shares of our common stock at a price of $28.00 per share. The net proceeds of the offering to us were $89.2 million, after deducting offering costs and underwriting fees of $4.8 million. The offering proceeds were used to pay outstanding indebtedness under our revolving credit facility.

At December 31, 2005, our chief executive officer had the right to purchase 1% of our outstanding common stock on January 1, 2007 for $16.23 per share and an additional 1% on January 1, 2008 for $17.85 per share. These rights were being accounted for under the variable accounting method as provided by APB No. 25. In connection with these rights, we recognized compensation expense of $1.3 million during the

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2005 which is included in selling, general and administrative expenses in the accompanying consolidated statement of income.

On January 13, 2006, our chief executive officer’s employment agreement was amended to grant him 1,323,940 options at an exercise price of $23.62 per share and provide for a bonus award of $8.7 million in lieu of the common stock purchase rights described above. The amendment is subject to stockholder approval of an amendment to our stock option plan to increase the number of shares available for grant thereunder.

On February 22, 2006, our Board of Directors declared a cash dividend of $0.015 per share on our outstanding common stock payable on March 17, 2006 to shareholders of record at the close of business on March 6, 2006.

11.	Stock Option Plan

During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan (as amended and restated on October 5, 2004), formerly known as the Newmark Homes Corp. Annual and Long-Term Incentive Plan (the Plan), pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities are eligible to receive options to purchase shares of common stock. Each stock option expires on a date determined when options are granted, but not more than ten years after the date of grant. Stock options granted have a vesting period ranging from immediate vesting to a graded vesting over five years. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 7,500,000. The Board has authorized a 750,000 share increase in the Plan subject to stockholder approval to be sought at the 2006 annual meeting.

Activity under the Plan for the years ended December 31, 2005, 2004 and 2003 is:

	2005		2004		2003
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Options outstanding at beginning of year	6,827,755	$11.12	6,420,880	$10.44	4,116,463	$10.34
Granted	16,374	$24.19	450,000	$21.60	2,326,940	$10.53
Exercised	(115,625)	$10.43	(15,000)	$10.08	—	$—
Forfeited	(121,893)	$16.47	(28,125)	$17.76	(22,523)	$9.50

Options outstanding at end of year	6,606,611	$11.06	6,827,755	$11.12	6,420,880	$10.44

Options exercisable at end of year	4,881,757	$10.76	3,628,558	$10.10	1,925,164	$9.75

Options available for grant at end of year	719,061		657,245		1,059,904

Weighted average fair market value per share of options granted during the year under SFAS No. 123	$7.33		$7.68		$3.14

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding
		Weighted Average
		Remaining		Options Exercisable
		Contractual Life	Weighted Average		Weighted Average
Range of Exercise Price	Options	(Years)	Exercise Price	Options	Exercise Price

$ 8.33-$10.08	3,537,530	7.00	$9.47	2,404,009	$9.62
$10.61-$12.20	2,683,342	7.02	$11.62	2,388,592	$11.61
$17.25-$19.35	131,250	8.19	$18.27	76,875	$18.00
$20.88-$21.29	73,125	8.21	$20.99	—	—
$22.96-$25.25	143,864	8.30	$24.03	12,281	$24.00
$25.76-$28.34	37,500	8.33	$27.05	—	—

Included in the 6,606,611 options outstanding as of December 31, 2005 are 1,567,078 options granted to executives which contain performance — based accelerated vesting criteria. These options are being accounted for under the variable accounting method as provided for by APB Opinion No. 25. During 2005 and 2004, we recognized an expense of $2.2 million and $7.2 million, respectively, as the market value of our common stock as of our fiscal year end was greater than the exercise price and the vesting accelerated for some of the performance-based options due to targets being achieved during 2005. This expense is included in selling, general and administrative expense in the accompanying consolidated statements of income for the years ended December 31, 2005 and 2004. No expense was recorded during the year ended 2003 as the exercise price was greater than the current market price of the stock.

12.	Employee Benefit Plans

We have a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and we match a portion of the employees’ contributions. Our contributions to the plan for the years ended December 31, 2005, 2004, and 2003, amounted to $2.7 million, $1.9 million, and $1.6 million, respectively.

13.	Quarterly Results (Unaudited)

Quarterly results for the years ended December 31, 2005 and 2004, which have been restated for conformity with the year end presentation, are reflected below (dollars in millions, except per share amounts):

	First	Second	Third	Fourth

2005:
Total revenue	$543.6	$627.2	$676.0	$662.2
Homebuilding gross margin	$115.8	$137.7	$185.2	$166.2
Net income	$26.4	$45.7	$70.3	$75.9
Basic earnings per share	$0.47	$0.82	$1.24	$1.27
Diluted earnings per share	$0.45	$0.79	$1.18	$1.23
2004:
Total revenue	$433.5	$507.7	$515.4	$678.7
Homebuilding gross margin	$80.5	$95.8	$101.8	$150.3
Net income	$18.0	$24.1	$28.1	$49.4
Basic earnings per share	$0.32	$0.43	$0.50	$0.88
Diluted earnings per share	$0.32	$0.42	$0.49	$0.85

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year. The first quarter 2004 per share amounts have been adjusted for the three-for-two stock split declared April 27, 2004 and effected on June 1, 2004. The 2004 per share amounts have been adjusted for the five-for-four stock split effected in the form of a 25% stock dividend paid on March 31, 2005.

In the fourth quarter of 2005, a $3.4 million income tax benefit resulting from applying provisions of the American Jobs Creation Act is included in income tax expense.

In the fourth quarter of 2004, we recorded $3.9 million of variable stock based compensation expense related to the accelerated vesting of certain stock options containing performance based acceleration criteria which were satisfied during the fourth quarter of 2004. No such acceleration of vesting took place in 2005.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Summarized Financial Information

Our outstanding senior notes and senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of the Company’s material direct and indirect subsidiaries, other than our mortgage and title operations subsidiaries (the Non-guarantor Subsidiaries). Each of the Guarantor Subsidiaries is directly or indirectly 100% owned by the Company. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

Consolidating Statement of Financial Condition
December 31, 2005

	Technical
	Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

ASSETS
HOMEBUILDING:
Cash and cash equivalents	$21.9	$7.4	$—	$—	$29.3
Inventory	—	1,740.8	—	—	1,740.8
Property and equipment, net	7.3	19.8	—	—	27.1
Investments in unconsolidated joint ventures	—	254.5	—	—	254.5
Receivables from unconsolidated joint ventures	—	60.5	—	—	60.5
Investments in/advances to consolidated subsidiaries	1,946.8	(427.7)	(3.7)	(1,515.4)	—
Other assets	26.3	106.9	—	—	133.2
Goodwill	—	108.8	—	—	108.8

	2,002.3	1,871.0	(3.7)	(1,515.4)	2,354.2
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	11.8	—	11.8
Mortgage loans held for sale	—	—	43.9	—	43.9
Other assets	—	—	12.8	—	12.8

	—	—	68.5	—	68.5

Total assets	$2,002.3	$1,871.0	$64.8	$(1,515.4)	$2,422.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

HOMEBUILDING:
Accounts payable and other liabilities	$154.4	$175.0	$—	$—	$329.4
Customer deposits	—	79.3	—	—	79.3
Obligations for inventory not owned	—	124.6	—	—	124.6
Notes payable	811.6	—	—	—	811.6
Bank borrowings	65.0	—	—	—	65.0

	1,031.0	378.9	—	—	1,409.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	6.4	—	6.4
Bank borrowings	—	—	35.1	—	35.1

	—	—	41.5	—	41.5

Total liabilities	1,031.0	378.9	41.5	—	1,451.4
Total stockholders’ equity	971.3	1,492.1	23.3	(1,515.4)	971.3

Total liabilities and stockholders’ equity	$2,002.3	$1,871.0	$64.8	$(1,515.4)	$2,422.7

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Financial Condition
December 31, 2004

	Technical
	Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

ASSETS

HOMEBUILDING:
Cash and cash equivalents	$159.3	$66.3	$—	$—	$225.6
Inventory	—	1,281.2	—	—	1,281.2
Property and equipment, net	6.8	19.9	—	—	26.7
Investments in unconsolidated joint ventures	—	66.6	—	—	66.6
Receivables from unconsolidated joint ventures	—	3.4	—	—	3.4
Investments in/Advances to consolidated subsidiaries	1,349.9	24.0	(62.8)	(1,311.1)	—
Other assets	22.4	45.3	—	—	67.7
Goodwill	—	110.7	—	—	110.7

	1,538.4	1,617.4	(62.8)	(1,311.1)	1,781.9
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	53.1	—	53.1
Mortgage loans held for sale	—	—	75.8	—	75.8
Other assets	—	—	9.8	—	9.8

	—	—	138.7	—	138.7

Total assets	$1,538.4	$1,617.4	$75.9	$(1,311.1)	$1,920.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

HOMEBUILDING:
Accounts payable and other liabilities	$64.3	$124.6	$—	$—	$188.9
Customer deposits	—	69.1	—	—	69.1
Obligations for inventory not owned	—	136.2	—	—	136.2
Notes payable	811.4	—	—	—	811.4

	875.7	329.9	—	—	1,205.6
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	3.3	—	3.3
Bank borrowings	—	—	49.0	—	49.0

	—	—	52.3	—	52.3

Total liabilities	875.7	329.9	52.3	—	1,257.9
Total stockholders’ equity	662.7	1,287.5	23.6	(1,311.1)	662.7

Total liabilities and stockholders’ equity	$1,538.4	$1,617.4	$75.9	$(1,311.1)	$1,920.6

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Year Ended December 31, 2005

	Technical Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$2,461.5	$—	$—	$2,461.5
Cost of sales	—	1,856.6	—	—	1,856.6

Gross margin	—	604.9	—	—	604.9
Selling, general and administrative expenses	75.3	257.4	—	(9.8)	322.9
(Income) from joint ventures, net	—	(45.7)	—	—	(45.7)
Other (income) expense, net	(281.8)	30.2	—	242.9	(8.7)

Homebuilding pretax income	206.5	363.0	—	(233.1)	336.4
FINANCIAL SERVICES:
Revenues	—	—	57.3	(9.8)	47.5
Expenses	—	—	44.8	(5.8)	39.0

Financial Services pretax income	—	—	12.5	(4.0)	8.5

Income before provision (benefit) for income taxes	206.5	363.0	12.5	(237.1)	344.9
Provision (benefit) for income taxes	(11.8)	133.5	4.9	—	126.6

Net income	$218.3	$229.5	$7.6	$(237.1)	$218.3

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Year Ended December 31, 2004

	Technical Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$2,100.8	$—	$—	$2,100.8
Cost of sales	(0.1)	1,672.5	—	—	1,672.4

Gross margin	0.1	428.3	—	—	428.4
Selling, general and administrative expenses	50.2	208.8	—	(7.3)	251.7
(Income) from joint ventures, net	—	(3.2)	—	—	(3.2)
Other (income) expense, net	(153.7)	2.1	—	149.8	(1.8)

Homebuilding pretax income	103.6	220.6	—	(142.5)	181.7
FINANCIAL SERVICES:
Revenues	—	—	41.8	(7.3)	34.5
Expenses	—	—	31.6	(5.4)	26.2

Financial Services pretax income	—	—	10.2	(1.9)	8.3

Income before provision (benefit) for income taxes	103.6	220.6	10.2	(144.4)	190.0
Provision (benefit) for income taxes	(16.0)	81.7	4.7	—	70.4

Net income	$119.6	$138.9	$5.5	$(144.4)	$119.6

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Year Ended December 31, 2003

	Technical Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$1,642.6	$—	$—	$1,642.6
Cost of sales	—	1,319.4	—	—	1,319.4

Gross margin	—	323.2	—	—	323.2
Selling, general and administrative expenses	38.6	179.3	—	(5.8)	212.1
Other (income) expense, net	(114.7)	(10.1)	—	121.2	(3.6)

Homebuilding pretax income	76.1	154.0	—	(115.4)	114.7
FINANCIAL SERVICES:
Revenues	—	—	43.9	(5.8)	38.1
Expenses	—	—	30.7	(8.2)	22.5

Financial Services pretax income	—	—	13.2	2.4	15.6

Income before provision (benefit) for income tax	76.1	154.0	13.2	(113.0)	130.3
Provision (benefit) for income taxes	(6.6)	48.6	5.6	—	47.6

Net income	$82.7	$105.4	$7.6	$(113.0)	$82.7

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2005

	Technical Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows from operating activities:
Net income	$218.3	$229.5	$7.6	$(237.1)	$218.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3.9	8.2	1.2	—	13.3
Non-cash compensation expense	3.7	—	—	—	3.7
Loss on impairment of inventory	—	6.2	—	—	6.2
Deferred income taxes	—	2.0	—	—	2.0
Undistributed equity in earnings from unconsolidated entities	—	(18.5)	—	—	(18.5)
Changes in operating assets and liabilities:
Restricted cash	(1.7)	6.6	(0.9)	—	4.0
Inventory	0.2	(470.3)	—	—	(470.1)
Other assets	(3.4)	(61.7)	(2.4)	—	(67.5)
Receivables from unconsolidated joint ventures	—	(37.1)	—	—	(37.1)
Accounts payable and other liabilities	88.7	39.5	3.2	—	131.4
Customer deposits	—	10.1	—	—	10.1
Mortgage loans held for sale	—	—	31.9	—	31.9

Net cash provided by (used in) operating activities	309.7	(285.5)	40.6	(237.1)	(172.3)
Cash flows from investing activities:
Net additions to property and equipment	(4.4)	(7.8)	(1.9)	—	(14.1)
Investments in unconsolidated joint ventures	—	(176.1)	—	—	(176.1)
Capital distributions from joint ventures	—	10.3	—	—	10.3
Loans to unconsolidated joint ventures	—	(20.0)	—	—	(20.0)

Net cash used in investing activities	(4.4)	(193.6)	(1.9)	—	(199.9)
Cash flows from financing activities:
Net proceeds from revolving credit facility	65.0	—	—	—	65.0
Net proceeds from sale of common stock	89.2	—	—	—	89.2
Net repayments on Financial Services bank borrowings	—	—	(13.9)	—	(13.9)
Payments for deferred financing costs	(0.3)	—	—	—	(0.3)
Proceeds from stock option exercises	1.8	—	—	—	1.8
Dividends paid	(3.2)	—	(8.0)	8.0	(3.2)
Increase (decrease) in intercompany transactions	(596.9)	426.8	(59.0)	229.1	—

Net cash (used in) provided by financing activities	(444.4)	426.8	(80.9)	237.1	138.6

Decrease in cash and cash equivalents	(139.1)	(52.3)	(42.2)	—	(233.6)
Cash and cash equivalents at beginning of period	159.3	58.3	50.9	—	268.5

Cash and cash equivalents at end of period	$20.2	$6.0	$8.7	$—	$34.9

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2004

	Technical Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows from operating activities:
Net income	$119.6	$138.9	$5.5	$(144.4)	$119.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2.9	9.7	—	—	12.6
Non-cash compensation expense	8.8	—	—	—	8.8
Loss on impairment of inventory	—	4.8	—	—	4.8
Deferred income taxes	(0.7)	—	—	—	(0.7)
Undistributed equity in earnings from unconsolidated entities	—	(0.5)	—	—	(0.5)
Changes in operating assets and liabilities:
Restricted cash	1.5	11.7	2.4	—	15.6
Inventory	1.4	(218.0)	—	—	(216.6)
Other assets	52.5	(16.8)	(2.4)	(52.6)	(19.3)
Receivables from unconsolidated joint ventures	—	(3.4)	—	—	(3.4)
Accounts payable and other liabilities	20.9	(39.2)	(3.2)	52.6	31.1
Customer deposits	—	33.6	—	—	33.6
Mortgage loans held for sale	—	—	(0.6)	—	(0.6)

Net cash provided by (used in) operating activities	206.9	(79.2)	1.7	(144.4)	(15.0)
Cash flows from investing activities:
Net additions to property and equipment	(1.9)	(13.7)	—	—	(15.6)
Investments in unconsolidated joint ventures	—	(61.1)	—	—	(61.1)
Earn out consideration paid for acquisitions	—	(6.6)	—	—	(6.6)

Net cash used in investing activities	(1.9)	(81.4)	—	—	(83.3)
Cash flows from financing activities:
Net repayments on revolving credit facilities	(10.0)	—	—	—	(10.0)
Proceeds from notes offering	330.0	—	—	—	330.0
Principal payments on unsecured borrowings and senior notes	—	(7.9)	—	—	(7.9)
Net repayments on Financial Services bank borrowings	—	—	(14.3)	—	(14.3)
Payments for deferred financing costs	(5.9)	—	—	—	(5.9)
Proceeds from stock option exercises	0.1	—	—	—	0.1
Dividends paid	(2.0)	—	(24.7)	24.7	(2.0)
Increase (decrease) in intercompany transactions	(403.9)	199.1	85.1	119.7	—

Net cash (used in) provided by financing activities	(91.7)	191.2	46.1	144.4	290.0

Increase in cash and cash equivalents	113.3	30.6	47.8	—	191.7
Cash and cash equivalents at beginning of period	46.0	27.7	3.1	—	76.8

Cash and cash equivalents at end of period	$159.3	$58.3	$50.9	$—	$268.5

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2003

	Technical Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows from operating activities:
Net income	$82.7	$105.4	$7.6	$(113.0)	$82.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2.0	7.3	—	—	9.3
Non-cash compensation expense	1.4	—	—	—	1.4
Deferred income taxes	(0.7)	—	—	—	(0.7)
Changes in operating assets and liabilities:
Restricted cash	2.5	(0.1)	(4.0)	—	(1.6)
Inventory	0.6	(137.9)	—	—	(137.3)
Other assets	(48.4)	(7.3)	0.1	52.5	(3.1)
Accounts payable and other liabilities	17.8	83.0	7.2	(52.5)	55.5
Customer deposits	—	7.2	—	—	7.2
Mortgage loans held for sale	—	—	(16.4)	—	(16.4)

Net cash used in operating activities	57.9	57.6	(5.5)	(113.0)	(3.0)
Cash flows from investing activities:
Net additions to property and equipment	(6.4)	(12.7)	—	—	(19.1)
Investments in unconsolidated joint ventures	—	(5.5)	—	—	(5.5)
Amounts paid for acquisitions, net of cash acquired	—	(59.6)	—	—	(59.6)
Earn out consideration paid for acquisitions	—	(18.1)	—	—	(18.1)

Net cash used in investing activities	(6.4)	(95.9)	—	—	(102.3)
Cash flows from financing activities:
Net repayments on revolving credit facilities	(45.0)	(0.2)	—	—	(45.2)
Proceeds from notes offering	129.3	—	—	—	129.3
Net proceeds from Financial Services bank borrowings	—	—	14.9	—	14.9
Payments for deferred financing costs	(5.4)	—	—	—	(5.4)
Minority interest in consolidated subsidiaries	—	(9.1)	—	—	(9.1)
Net proceeds from sale of common stock	48.4	—	—	—	48.4
Increase (decrease) in intercompany transactions	(170.3)	68.0	(10.7)	113.0	—

Net cash (used in) provided by financing activities	(43.0)	58.7	4.2	113.0	132.9

Increase (decrease) in cash and cash equivalents	8.5	20.4	(1.3)	—	27.6
Cash and cash equivalents at beginning of period	37.5	7.3	4.4	—	49.2

Cash and cash equivalents at end of period	$46.0	$27.7	$3.1	$—	$76.8