Form 10-Q
period 2006-03-31
TECHNICAL OLYMPIC USA INC
filed 2006-05-09
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,590,519 shares of common stock as of May 5, 2006.

TECHNICAL OLYMPIC USA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2006	2005

	(Unaudited)
	(Dollars in millions,
	except par value)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$110.8	$26.2
Restricted	2.4	3.1
Inventory:
Deposits	230.4	218.5
Homesites and land under development	702.0	650.3
Residences completed and under construction	808.9	747.4
Inventory not owned	232.5	124.6

	1,973.8	1,740.8
Property and equipment, net	29.6	27.1
Investments in unconsolidated joint ventures	239.0	254.5
Receivables from unconsolidated joint ventures	73.8	60.5
Other assets	163.8	133.2
Goodwill	108.8	108.8

	2,702.0	2,354.2
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	6.8	8.7
Restricted	3.2	3.1
Mortgage loans held for sale	49.6	43.9
Other assets	12.6	12.8

	72.2	68.5

Total assets	$2,774.2	$2,422.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$274.8	$329.4
Customer deposits	77.9	79.3
Obligations for inventory not owned	232.5	124.6
Notes payable	811.6	811.6
Bank borrowings	300.0	65.0

	1,696.8	1,409.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	6.0	6.4
Bank borrowings	40.7	35.1

	46.7	41.5

Total liabilities	1,743.5	1,451.4
Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 59,578,727 and 59,554,977 shares issued and outstanding at March 31, 2006, and December 31, 2005, respectively	0.6	0.6
Additional paid-in capital	478.2	480.5
Unearned compensation	—	(7.7)
Retained earnings	551.9	497.9

Total stockholders’ equity	1,030.7	971.3

Total liabilities and stockholders’ equity	$2,774.2	$2,422.7

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

	2006	2005

	(Unaudited)
	(Dollars in millions, except per
	share amounts)
HOMEBUILDING:
Revenues:
Home sales	$586.3	$512.4
Land sales	28.0	21.2

	614.3	533.6
Cost of sales:
Home sales	439.0	401.0
Land sales	24.9	16.8

	463.9	417.8

Gross margin	150.4	115.8
Selling, general and administrative expenses	97.4	79.4
(Income) from joint ventures, net	(27.8)	(2.6)
Other (income), net	(2.0)	(1.9)

Homebuilding pretax income	82.8	40.9
FINANCIAL SERVICES:
Revenues	15.2	10.0
Expenses	10.7	8.7

Financial Services pretax income	4.5	1.3

Income before provision for income taxes	87.3	42.2
Provision for income taxes	32.3	15.8

Net income	$55.0	$26.4

EARNINGS PER COMMON SHARE:
Basic	$0.92	$0.47

Diluted	$0.89	$0.45

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	59,565,145	56,073,631

Diluted	61,646,933	58,073,548

CASH DIVIDENDS PER SHARE	$0.015	$0.012

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
	(Dollars in millions)
Cash flows from operating activities:
Net income	$55.0	$26.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3.5	2.9
Non-cash compensation expense	5.7	5.2
Loss on impairment of inventory	5.4	—
Deferred income taxes	(2.1)	—
Undistributed equity in earnings from unconsolidated joint ventures	(8.5)	(1.3)
Distributions of earnings from unconsolidated joint ventures	13.2	—
Changes in operating assets and liabilities:
Restricted cash	0.6	(5.6)
Inventory	(136.3)	(106.5)
Receivables from unconsolidated joint ventures	(13.3)	(34.2)
Other assets	(6.3)	(9.6)
Mortgage loans held for sale	(5.7)	5.0
Accounts payable and other liabilities	(55.8)	5.3
Customer deposits	(1.4)	10.7

Net cash used in operating activities	(146.0)	(101.7)
Cash flows from investing activities:
Net additions to property and equipment	(6.1)	(2.8)
Investments in unconsolidated joint ventures	(4.6)	(10.2)
Capital distributions from joint ventures	2.2	—

Net cash used in investing activities	(8.5)	(13.0)
Cash flows from financing activities:
Net proceeds from revolving credit facilities	235.0	—
Net proceeds from Financial Services bank borrowings	5.6	4.0
Payments for deferred financing costs	(2.8)	(0.3)
Excess income tax benefit from exercise of stock options	0.1	—
Proceeds from stock option exercises	0.2	—
Dividends paid	(0.9)	(0.7)

Net cash provided by financing activities	237.2	3.0

Increase (decrease) in cash and cash equivalents	82.7	(111.7)
Cash and cash equivalents at beginning of period	34.9	268.5

Cash and cash equivalents at end of period	$117.6	$156.8

Supplemental disclosure of non-cash financing activity:
Increase (decrease) in obligations for inventory not owned and a corresponding increase (decrease) in inventory not owned	$107.9	$(5.1)

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

Interim Presentation
      The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through March 31, 2006 are not necessarily indicative of those that may be achieved for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying financial statements. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
      For the three months ended March 31, 2006 and 2005, we have eliminated inter-segment Financial Services revenues of $1.0 million and $1.7 million, respectively.

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
      The following table represents a reconciliation of weighted average shares outstanding:

	Three Months Ended
	March 31,

	2006	2005

Basic weighted average shares outstanding	59,565,145	56,073,631
Net effect of common stock equivalents assumed to be exercised	2,081,788	1,999,917

Diluted weighted average shares outstanding	61,646,933	58,073,548

Stock-Based Compensation
      Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statement of income prior to January 1, 2006, except for certain options with performance-based accelerated vesting criteria and certain outstanding common stock purchase rights, as all other stock option awards granted under the plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. Additionally, in connection with the adoption of SFAS 123R we recognized a cumulative change in accounting principle of $2.0 million, net of tax, related to certain common stock purchase rights that were accounted for under the variable accounting method. The cumulative effect of the change in accounting principle of $3.2 million, gross of tax, was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statement of income. The adoption of SFAS 123R resulted in a charge of $3.2 million and $2.0 million to income before provision for income taxes and net income, respectively, for the three months ended March 31, 2006. The impact of adopting SFAS 123R on both basic and diluted earnings was $0.03 per share. See Note 7 for more information on the impact of SFAS 123R to our consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventory
      A summary of homebuilding interest capitalized in inventory is as follows (dollars in millions):

	Three Months Ended
	March 31,

	2006	2005

Interest capitalized, beginning of period	$47.7	$36.8
Interest incurred	22.8	19.1
Less interest included in:
Cost of sales	(17.7)	(14.7)
Other	(0.3)	(1.0)

Interest capitalized, end of period	$52.5	$40.2

      In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At March 31, 2006 and December 31, 2005, we had refundable and non-refundable deposits aggregating $230.4 million and $218.5 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.
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
      In applying FIN 46(R) to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, FIN 46(R) requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is generally limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of FIN 46(R) at March 31, 2006 was to increase inventory by $82.1 million, excluding deposits of $10.0 million, which had been previously recorded, with a corresponding increase to “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.
      From time to time, we transfer title to certain parcels of land to unrelated third parties and enter into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS No. 66, Accounting for the Sales of Real Estate, we

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have accounted for these transactions as financing arrangements. At March 31, 2006, $150.4 million of inventory not owned and obligations for inventory not owned related to sales with continuing involvement.
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we carry long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the three months ended March 31, 2006, we recorded an impairment loss of $5.4 million. This loss is included in cost of sales in the accompanying consolidated statement of income.

4.	Investments in Unconsolidated Joint Ventures
      Summarized condensed combined financial information of unconsolidated entities in which we have investments that are accounted for by the equity method is (dollars in millions):

	March 31, 2006

	Land	Home
	Development	Construction	Total

Assets:
Cash and cash equivalents	$11.2	$103.6	$114.8
Inventories	316.2	1,109.0	1,425.2
Other assets	2.2	220.8	223.0

Total assets	$329.6	$1,433.4	$1,763.0

Liabilities and partners’ equity:
Accounts payable and other liabilities	$9.8	$258.1	$267.9
Notes payable	181.1	854.4	1,035.5
Equity of:
Technical Olympic USA, Inc.	68.2	170.7	238.9
Others	70.5	150.2	220.7

Total equity	138.7	320.9	459.6

Total liabilities and partners’ equity	$329.6	$1,433.4	$1,763.0

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005

	Land	Home
	Development	Construction	Total

Assets:
Cash and cash equivalents	$13.4	$60.5	$73.9
Inventories	306.1	1,023.6	1,329.7
Other assets	3.3	227.5	230.8

Total assets	$322.8	$1,311.6	$1,634.4

Liabilities and partners’ equity:
Accounts payable and other liabilities	$6.6	$211.2	$217.8
Notes payable	142.0	781.5	923.5
Equity of:
Technical Olympic USA, Inc.	86.1	167.1	253.2
Others	88.1	151.8	239.9

Total equity	174.2	318.9	493.1

Total liabilities and partners’ equity	$322.8	$1,311.6	$1,634.4

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005

	Land	Home		Land	Home
	Development	Construction	Total	Development	Construction	Total

Revenues	$6.0	$313.5	$319.5	$6.6	$38.3	$44.9
Cost and expenses	6.6	277.3	283.9	7.6	35.0	42.6

Net earnings (losses) of unconsolidated entities	$(0.6)	$36.2	$35.6	$(1.0)	$3.3	$2.3

Our share of net earnings (losses)	$(0.3)	$17.1	$16.8	$(0.3)	$1.6	$1.3
Management fees earned	0.7	10.3	11.0	0.8	0.5	1.3

Income from joint ventures	$0.4	$27.4	$27.8	$0.5	$2.1	$2.6

      We enter into strategic joint ventures to acquire, develop and sell land and/or homesites, as well as to construct and sell homes, in which we have a voting ownership interest of 50% or less and do not have a controlling interest. Our partners generally are unrelated homebuilders, land sellers, financial partners or other real estate entities. At March 31, 2006, we had receivables of $73.8 million from these joint ventures, of which $43.3 million represented notes receivable.
      In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We received management fees from these unconsolidated entities of $11.0 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. These fees are included in income from joint ventures in the accompanying consolidated statements of income. In the aggregate, these joint ventures delivered 895 and 141 homes for the three months ended March 31, 2006 and 2005, respectively.
      In March 2006, we assigned to our Sunbelt joint venture our rights under a contract to purchase approximately 539 acres of raw land. We received $18.7 million for the assignment of the purchase contract. In connection with this assignment, we realized a gain of $15.8 million, of which $2.3 million is included in

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost of sales-land sales in the accompanying consolidated statements of income. Due to our continuing involvement with this contract through our investment in the joint venture, we deferred $13.5 million of this gain which is included in accounts payable and other liabilities in the accompanying consolidated statements of financial condition. This deferral will be recognized in income as homes are delivered by the joint venture.
      During the three months ended March 31, 2006, we purchased several parcels of land for an aggregate purchase price of $31.3 million from our Transeastern joint venture. In connection with these transactions, the Transeastern JV realized a gain of $11.8 million. We deferred our share of that gain, $5.9 million, and have recorded it as a reduction in the basis of the underlying property.
      Under the limited liability company agreement that governs the operations of the Transeastern JV, the Transeastern JV is required to make a preferred payment to our joint venture partner. The preferred payment is to be made quarterly and to the extent allowable under the covenants and restrictions imposed by the joint venture’s bank borrowings. To the extent the joint venture is not allowed to make these payments, we are required, under the joint venture agreement, to advance funds to the Transeastern JV in the form of a member loan sufficient to make the payment. Such member loans bear interest at 18% per annum and are payable once certain conditions and covenants under the JV agreement and the joint venture’s bank borrowings are met. Based on our joint venture partner’s current equity investment, the quarterly preferred payment is $3.8 million. As of March 31, 2006, we have advanced funds totaling $7.5 million to the joint venture in connection with this provision, which amount is included in receivables from joint ventures in the accompanying consolidated statement of financial condition.

5.	Borrowings
      On March 9, 2006, we entered into an unsecured revolving credit facility replacing our prior $600.0 million revolving credit facility. Our new revolving credit facility permits us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $400.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries. The revolving credit facility expires on March 9, 2010. As of March 31, 2006, we had $300.0 million outstanding under the revolving credit facility and had issued letters of credit totaling $278.8 million. Therefore, as of March 31, 2006, we had $221.2 million remaining in availability, all of which we could have borrowed without violating any of our debt covenants.
      Our mortgage subsidiary has the ability to borrow up to $200.0 million under two warehouse lines of credit to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”) provides for revolving loans of up to $150.0 million. Our mortgage subsidiary’s other warehouse line of credit (the “Secondary Warehouse Line of Credit”), which was amended on February 11, 2006, is comprised of (1) a credit facility providing for revolving loans of up to $30.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $20.0 million in mortgage loans generated by our mortgage subsidiary. The Primary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Secondary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125%. The Primary Warehouse Line of Credit expires on December 8, 2006 and the Secondary Warehouse Line of Credit expires on February 11, 2007. Both warehouse lines of credit are secured by funded mortgages, which are pledged as

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At March 31, 2006, we had $40.7 million in borrowings under our mortgage subsidiary’s warehouse lines of credit.
      On April 12, 2006, we issued $250.0 million of 8 1/4% Senior Notes due 2011. The net proceeds of $248.8 million were used to repay amounts outstanding under our revolving credit facility. These notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-guarantor Subsidiaries). The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The indenture governing the senior notes requires us to maintain a minimum net worth and places certain restrictions on our ability, among other things, to incur additional debt, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts, and merge or consolidate with other entities. Interest on these notes is payable semi-annually.

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
      During the three months ended March 31, 2006 and 2005, changes in our warranty accrual consisted of (dollars in millions):

	Three Months Ended
	March 31,

	2006	2005

Accrued warranty costs at January 1	$7.0	$6.5
Liability recorded for warranties issued during the period	4.9	2.8
Warranty work performed	(2.3)	(1.4)
Adjustments	(1.3)	(0.9)

Accrued warranty costs at March 31	$8.3	$7.0

7.	Stockholders’ Equity and Stock-Based Compensation
      Under the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan (the “Plan”) our employees, consultants and directors, and employees and consultants of our affiliates (as defined in the Plan), are eligible to receive options to purchase shares of common stock. Each stock option expires on a date determined when the options are granted, but not more than ten years after the date of grant. Stock options granted have a vesting period ranging from immediate vesting to a graded vesting over five years. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 7,500,000. The Board has authorized a 750,000 share increase in the Plan subject to stockholder approval to be sought at the 2006 annual stockholders’ meeting.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plan in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Share-based employee compensation expense was not recognized in our consolidated statement of income prior to January 1, 2006, except for certain options with performance-based accelerated vesting criteria and certain outstanding common stock purchase rights, as all other stock option awards granted under the plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. Additionally, in connection with the adoption of SFAS 123R we recognized an expense of $2.0 million, net of tax, for a cumulative change in accounting principle related to certain common stock purchase rights that were accounted for under the variable accounting method. The cumulative effect of the change in accounting principle of $3.2 million, gross of tax, was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statement of income. The adoption of SFAS 123R resulted in a charge of $3.2 million and $2.0 million to income before provision for income taxes and net income, respectively, for the three months ended March 31, 2006. The impact of adopting SFAS 123R on both basic and diluted earnings was $0.03 per share.
      Under the provisions of SFAS 123R, the unearned compensation line in our consolidated statement of financial condition, a contra-equity line representing the amount of unrecognized share-based compensation costs, is no longer presented. The amount that had been previously shown as unearned compensation was reversed through the additional paid-in capital line item in our consolidated statement of financial condition.
      In accordance with SFAS 123R, we present the tax benefits resulting from the exercise of share-based awards as financing cash flows. Prior to the adoption of SFAS 123R, we reported the tax benefits resulting from the exercise of share-based awards as operating cash flows. The effect of this change was not material to our consolidated statement of cash flows.
      We estimate that we will record an additional $2.8 million of pre-tax expense in accordance with SFAS 123R for the remainder of the year ending December 31, 2006.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the methodologies of SFAS 123R were applied to determine compensation expense for our stock options based on the fair value of our common stock at the grant dates for awards under our option plan, our net income and earnings per share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts indicated below (dollars in millions, except per share amounts):

Three Months Ended
March 31, 2005

Net income as reported	$26.4
Add: Stock-based employee compensation included in reported net income, net of tax	3.1
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(1.3)

Pro forma net income	$28.2

Reported basic earnings per share	$0.47

Pro forma basic earnings per share	$0.50

Reported diluted earnings per share	$0.45

Pro forma diluted earnings per share	$0.49

      The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions for all of the years presented:

Expected volatility	0.33%-0.42%
Expected dividend yield	0%
Risk-free interest rate	1.47%-4.85%
Expected life	4-10 years
      Activity under the Plan for the three months ended March 31, 2006 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value

				(in millions)
Options outstanding at beginning of year	6,606,611	$11.06
Granted	1,339,708*	$23.58
Exercised	(23,750)	$10.84
Forfeited	(3,750)	$17.25

Options outstanding at end of period	7,918,819*	$13.18	6.32	$61.9

Vested and expected to vest in the future at end of period	7,838,327	$13.07	6.31	$61.9

Options exercisable at end of period	5,006,882	$10.85	6.79	$47.6

Weighted average fair market value per share of options granted during the period	$7.90

*	Includes 1,323,940 options granted to our chief executive officer and subject to shareholder approval, to be sought at our 2006 annual stockholders’ meeting, of an amendment to increase the number of shares available under the Plan.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2006, there was $8.8 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 2.0 years.
      Our chief executive officer had the right to purchase 1% of our outstanding common stock on January 1, 2007 for $16.23 per share and an additional 1% on January 1, 2008 for $17.85 per share. On January 13, 2006, our chief executive officer’s employment agreement was amended primarily to grant him 1,323,940 options at an exercise price of $23.62 per share and provide for a special bonus award of $8.7 million in lieu of the common stock purchase rights. The provisions of the amendment regarding the grant of options and payment of the special bonus are subject to stockholder approval of the amendment to the Plan, discussed above, to increase the number of shares available for grant and increase the allowable option term to a period not to exceed twelve years. The options granted to our chief executive officer and the settlement of the common stock purchase rights have been accounted for as if they had been issued on January 13, 2006 as the option grant was approved by our Board of Directors, including the President of our majority stockholder. Upon stockholder approval of the share increase, there will be 133,103 shares available for grant.

8.	Summarized Financial Information
      Our outstanding senior notes and senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of the Company’s material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-guarantor Subsidiaries). Each of the Guarantor Subsidiaries is directly or indirectly 100% owned by the Company. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Financial Condition
March 31, 2006

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$84.1	$29.1	$—	$—	$113.2
Inventory	—	1,973.8	—	—	1,973.8
Property and equipment, net	6.9	22.7	—	—	29.6
Investments in unconsolidated joint ventures	—	239.0	—	—	239.0
Receivables from unconsolidated joint ventures	—	73.8	—	—	73.8
Investments in/advances to consolidated subsidiaries	2,083.3	(308.3)	—	(1,775.0)	—
Other assets	29.9	133.9	—	—	163.8
Goodwill	—	108.8	—	—	108.8

	2,204.2	2,272.8	—	(1,775.0)	2,702.0
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	10.0	—	10.0
Mortgage loans held for sale	—	—	49.6	—	49.6
Other assets	—	—	12.6	—	12.6

	—	—	72.2	—	72.2

Total assets	$2,204.2	$2,272.8	$72.2	$(1,775.0)	$2,774.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$61.9	$212.9	$—	$—	$274.8
Customer deposits	—	77.9	—	—	77.9
Obligations for inventory not owned	—	232.5	—	—	232.5
Notes payable	811.6	—	—	—	811.6
Bank borrowings	300.0	—	—	—	300.0

	1,173.5	523.3	—	—	1,696.8
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	6.0	—	6.0
Bank borrowings	—	—	40.7	—	40.7

	—	—	46.7	—	46.7

Total liabilities	1,173.5	523.3	46.7	—	1,743.5
Total stockholders’ equity	1,030.7	1,749.5	25.5	(1,775.0)	1,030.7

Total liabilities and stockholders’ equity	$2,204.2	$2,272.8	$72.2	$(1,775.0)	$2,774.2

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Financial Condition
December 31, 2005

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

		(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$21.9	$7.4	$—	$—	$29.3
Inventory	—	1,740.8	—	—	1,740.8
Property and equipment, net	7.3	19.8	—	—	27.1
Investments in unconsolidated joint ventures	—	254.5	—	—	254.5
Receivables from unconsolidated joint ventures	—	60.5	—	—	60.5
Investments in/ advances to consolidated subsidiaries	1,946.8	(427.7)	(3.7)	(1,515.4)	—
Other assets	26.3	106.9	—	—	133.2
Goodwill	—	108.8	—	—	108.8

	2,002.3	1,871.0	(3.7)	(1,515.4)	2,354.2
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	11.8	—	11.8
Mortgage loans held for sale	—	—	43.9	—	43.9
Other assets	—	—	12.8	—	12.8

	—	—	68.5	—	68.5

Total assets	$2,002.3	$1,871.0	$64.8	$(1,515.4)	$2,422.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$154.4	$175.0	$—	$—	$329.4
Customer deposits	—	79.3	—	—	79.3
Obligations for inventory not owned	—	124.6	—	—	124.6
Notes payable	811.6	—	—	—	811.6
Bank borrowings	65.0	—	—	—	65.0

	1,031.0	378.9	—	—	1,409.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	6.4	—	6.4
Bank borrowings	—	—	35.1	—	35.1

	—	—	41.5	—	41.5

Total liabilities	1,031.0	378.9	41.5	—	1,451.4
Total stockholders’ equity	971.3	1,492.1	23.3	(1,515.4)	971.3

Total liabilities and stockholders’ equity	$2,002.3	$1,871.0	$64.8	$(1,515.4)	$2,422.7

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Income
Three Months Ended March 31, 2006

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$614.3	$—	$—	$614.3
Cost of sales	—	463.9	—	—	463.9

Gross margin	—	150.4	—	—	150.4
Selling, general and administrative expenses	19.3	79.1	—	(1.0)	97.4
(Income) from joint ventures, net	—	(27.8)	—	—	(27.8)
Other (income) expense, net	(71.6)	8.1	—	61.5	(2.0)

Homebuilding pretax income	52.3	91.0	—	(60.5)	82.8
FINANCIAL SERVICES:
Revenues	—	—	16.2	(1.0)	15.2
Expenses	—	—	12.6	(1.9)	10.7

Financial Services pretax income	—	—	3.6	0.9	4.5

Income before provision (benefit) for income taxes	52.3	91.0	3.6	(59.6)	87.3
Provision (benefit) for income taxes	(2.7)	33.7	1.3	—	32.3

Net income	$55.0	$57.3	$2.3	$(59.6)	$55.0

Consolidating Statement of Income
Three Months Ended March 31, 2005

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$533.6	$—	$—	$533.6
Cost of sales	—	417.8	—	—	417.8

Gross margin	—	115.8	—	—	115.8
Selling, general and administrative expenses	21.5	59.6	—	(1.7)	79.4
(Income) from joint ventures, net	—	(2.6)	—	—	(2.6)
Other (income) expense, net	(47.3)	15.7	—	29.7	(1.9)

Homebuilding pretax income	25.8	43.1	—	(28.0)	40.9
FINANCIAL SERVICES:
Revenues	—	—	11.7	(1.7)	10.0
Expenses	—	—	9.6	(0.9)	8.7

Financial Services pretax income	—	—	2.1	(0.8)	1.3

Income before provision (benefit) for income taxes	25.8	43.1	2.1	(28.8)	42.2
Provision (benefit) for income taxes	(0.6)	16.2	0.2	—	15.8

Net income	$26.4	$26.9	$1.9	$(28.8)	$26.4

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2006

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash flows from operating activities:
Net income	$55.0	$57.3	$2.3	$(59.6)	$55.0
Adjustments to reconcile net income to net cash used in by operating activities:
Depreciation and amortization	0.8	2.3	0.4	—	3.5
Non-cash compensation expense	5.7	—	—	—	5.7
Loss on impairment of inventory	—	5.4	—	—	5.4
Deferred income taxes	(2.1)	—	—	—	(2.1)
Undistributed equity in earnings from unconsolidated joint ventures	—	(8.5)	—	—	(8.5)
Distributions of earnings from unconsolidated joint ventures	—	13.2	—	—	13.2
Changes in operating assets and liabilities:
Restricted cash	(0.3)	1.0	(0.1)	—	0.6
Inventory	—	(136.3)	—	—	(136.3)
Other assets	1.2	(8.1)	0.6	—	(6.3)
Receivables from unconsolidated joint ventures	—	(13.3)	—	—	(13.3)
Accounts payable and other liabilities	(93.1)	37.7	(0.4)	—	(55.8)
Customer deposits	—	(1.4)	—	—	(1.4)
Mortgage loans held for sale	—	—	(5.7)	—	(5.7)

Net cash used in operating activities	(32.8)	(50.7)	(2.9)	(59.6)	(146.0)
Cash flows from investing activities:
Net additions to property and equipment	(0.4)	(5.0)	(0.7)	—	(6.1)
Investments in unconsolidated joint ventures	—	(4.6)	—	—	(4.6)
Capital distributions from joint ventures	—	2.2	—	—	2.2

Net cash used in investing activities	(0.4)	(7.4)	(0.7)	—	(8.5)
Cash flows from financing activities:
Net proceeds from revolving credit facility	235.0	—	—	—	235.0
Net proceeds from Financial Services bank borrowings	—	—	5.6	—	5.6
Payments for deferred financing costs	(2.8)	—	—	—	(2.8)
Excess income tax benefit from exercise of stock options	0.1	—	—	—	0.1
Proceeds from stock option exercises	0.2	—	—	—	0.2
Dividends paid	(0.9)	—	—	—	(0.9)
Increase (decrease) in intercompany transactions	(136.5)	80.8	(3.9)	59.6	—

Net cash provided by financing activities	95.1	80.8	1.7	59.6	237.2

Increase (decrease) in cash and cash equivalents	61.9	22.7	(1.9)	—	82.7
Cash and cash equivalents at beginning of period	20.2	6.0	8.7	—	34.9

Cash and cash equivalents at end of period	$82.1	$28.7	$6.8	$—	$117.6

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statement of Cash Flows
Three Months Ended March 31, 2005

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

		(Dollars in millions)
Cash flows from operating activities:
Net income	$26.4	$26.9	$1.9	$(28.8)	$26.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	0.9	2.0	—	—	2.9
Non-cash compensation expense	5.2	—	—	—	5.2
Undistributed equity in earnings from unconsolidated joint ventures	—	(1.3)	—	—	(1.3)
Changes in operating assets and liabilities:
Restricted cash	(1.1)	(4.5)	—	—	(5.6)
Inventory	—	(106.5)	—	—	(106.5)
Other assets	(52.0)	42.2	0.2	—	(9.6)
Receivables from unconsolidated joint ventures	—	(34.2)	—	—	(34.2)
Accounts payable and other liabilities	(13.2)	19.0	(0.5)	—	5.3
Customer deposits	—	10.7	—	—	10.7
Mortgage loans held for sale	—	—	5.0	—	5.0

Net cash (used in) provided by operating activities	(33.8)	(45.7)	6.6	(28.8)	(101.7)
Cash flows from investing activities:
Net additions to property and equipment	(1.9)	(0.9)	—	—	(2.8)
Investments in unconsolidated joint ventures	—	(10.2)	—	—	(10.2)

Net cash used in investing activities	(1.9)	(11.1)	—	—	(13.0)
Cash flows from financing activities:
Net proceeds on Financial Services bank borrowings	—	—	4.0	—	4.0
Payments for deferred financing costs	(0.3)	—	—	—	(0.3)
Dividends paid	(0.7)	—	—	—	(0.7)
Increase (decrease) in intercompany transactions	(52.7)	73.9	(50.0)	28.8	—

Net cash (used in) provided by financing activities	(53.7)	73.9	(46.0)	28.8	3.0

(Decrease) increase in cash and cash equivalents	(89.4)	17.1	(39.4)	—	(111.7)
Cash and cash equivalents at beginning of period	159.3	58.3	50.9	—	268.5

Cash and cash equivalents at end of period	$69.9	$75.4	$11.5	$—	$156.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
      We generate revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”), which comprise our operating segments. Through our Homebuilding operations we design, build and market high quality detached single-family residences, town homes and condominiums in various metropolitan markets in ten states located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West.

Florida	Mid-Atlantic	Texas	West

Jacksonville	Baltimore/Southern Pennsylvania	Austin	Colorado
Orlando	Delaware	Dallas/Ft. Worth	Las Vegas
Southeast Florida	Nashville	Houston	Phoenix
Southwest Florida	Northern Virginia	San Antonio
Tampa/St. Petersburg
      We conduct our Homebuilding operations through our consolidated subsidiaries and through various unconsolidated joint ventures that acquire and develop land for our Homebuilding operations and/or joint ventures that additionally build and market homes. As used in this Form 10-Q, “consolidated” information refers only to information relating to our operations which are consolidated in our financial statements; “combined” information includes consolidated information and information relating to our unconsolidated joint ventures. At March 31, 2006, our investment in these unconsolidated joint ventures was $239.0 million. Additionally, we had receivables of $73.8 million from these joint ventures.
      We also seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At March 31, 2006, we controlled approximately 105,500 combined homesites. Of this amount, we owned approximately 28,100 homesites, had option contracts on approximately 53,200 homesites and our unconsolidated joint ventures controlled approximately 24,200 homesites.
      For the three months ended March 31, 2006, total consolidated revenues increased 16%, consolidated net income increased 108%, combined net sales orders decreased 3% and combined home deliveries increased 38% as compared to the three months ended March 31, 2005. Consolidated sales value in backlog at March 31, 2006 as compared to March 31, 2005 increased by 3% to $1.9 billion. Our joint ventures had an additional $1.4 billion in sales backlog at March 31, 2006. Our combined home cancellation rate was approximately 24% for the three months ended March 31, 2006 as compared to 14% for the three months ended March 31, 2005 and 17% for the year ended December 31, 2005.
      Homebuilding Operations. We build homes for inventory (speculative homes) and on a pre-sold basis. At March 31, 2006, we had 7,883 homes completed or under construction on a combined basis compared to 7,467 homes at December 31, 2005. Approximately 19% of these homes were unsold at both March 31, 2006 and December 31, 2005. At March 31, 2006, we had 127 completed unsold homes in our inventory on a combined basis, down 11% from 143 homes at December 31, 2005. Approximately 31% of our completed, unsold homes at March 31, 2006 had been completed for more than 90 days as compared to 34% at December 31, 2005. We actively work to control our finished speculative home inventory to reduce carrying costs, increase our available capital and improve our gross margins.
      Once a sales contract with a buyer has been approved, we classify the transaction as a “new sales order” and include the home in “backlog.” Such sales orders are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. At closing, title passes to the buyer and a home is considered to be “delivered” and is removed from backlog. Revenue and cost of sales are recognized upon the delivery of the home, land or homesite when title is transferred to the buyer. We estimate that the average period between the execution of a sales contract for a home and closing is approximately four months to over a year for presold homes; however, this varies by market. The principal expenses of our Homebuilding operations are (i) cost of sales and (ii) selling, general and administrative (“SG&A”) expenses. Costs of home sales include land and land development costs, home construction costs, previously capitalized indirect costs and interest, and estimated warranty costs. SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses, sales commission costs, and closing costs. Sales commissions are included in selling, general and administrative costs when the related revenue is recognized. As used herein, “Homebuilding” includes results of home and land sales. “Home sales” includes results related only to the sale of homes.
      Our Homebuilding operations continue to be impacted by labor and supply shortages and increases in the cost of materials caused by the recent active hurricane seasons and the high costs of petroleum. We are proactively responding to these situations by (1) actively working to reduce the amount of time from sale to delivery; (2) increasing cost contingencies in our home budgets; and (3) increasing home sales prices as quickly as the competitive market will allow. In general, we are beginning to experience a more challenging housing market which we anticipate will continue for at least the remainder of 2006, characterized by softening demand and increased competition which has led to increased sales incentives, increased pressure on margins, higher cancellation rates, and increased advertising expenditures and broker commissions. We are also experiencing lengthening regulatory processes.
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
Critical Accounting Policies
      Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plan in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Share-based employee compensation expense was not recognized in our consolidated statement of income prior to January 1, 2006, except for certain options with performance-based accelerated vesting criteria and certain outstanding common stock purchase rights, as all other stock option awards granted under the plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. Additionally, in connection with the adoption of SFAS 123R we recognized expense of $2.0 million, net of tax, for a cumulative change in accounting principle related to certain common stock purchase rights that were accounted for under the variable accounting method. The cumulative effect of the change in accounting principle of $3.2 million, gross of tax, was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the accompanying consolidated statement of income. The adoption of SFAS 123R resulted in a charge of $3.2 million and $2.0 million to income before provision for income taxes and net income, respectively, for the three months ended March 31, 2006. The impact of adopting SFAS 123R on both basic and diluted earnings was $0.03 per share.
      The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of our stock option awards, which are subject to graded vesting, is expensed separately for each vesting tranche over the vesting life of the options. Expected volatility is based on the historical volatility of our stock. The risk-free rate for periods within the contractual life of the option is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option granted. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected term of stock option awards granted is derived from historical exercise experience under our share-based payment plan and represents the period of time that stock option awards granted are expected to be outstanding.
      We believe that there have been no other significant changes to our critical accounting policies during the three months ended March 31, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Developments
      On April 12, 2006, we issued $250.0 million of 8 1/4% Senior Notes due 2011. The net proceeds of $248.8 million were used to repay amounts outstanding under our revolving credit facility. These notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-guarantor Subsidiaries). The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The indenture governing the senior notes requires us to maintain a minimum net worth and places certain restrictions on our ability, among other things, to incur additional debt, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts, and merge or consolidate with other entities. Interest on these notes is payable semi-annually.
Results of Operations — Consolidated

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
      Total revenues increased 16% to $629.5 million for the three months ended March 31, 2006, from $543.6 million for the three months ended March 31, 2005. This increase is attributable to an increase in Homebuilding revenues of 15%, and an increase in Financial Services revenues of 53%.
      Income before provision for income taxes increased by 107% to $87.3 million for the three months ended March 31, 2006, from $42.2 million for the comparable period in 2005. This increase is primarily attributable to an increase in Homebuilding pretax income to $82.8 million for the three months ended March 31, 2006, from $40.9 million for the three months ended March 31, 2005.
      Our effective tax rate was 37.0% and 37.5% for the three months ended March 31, 2006 and 2005, respectively. This change primarily is due to the impact of the American Jobs Creation Act of 2004, which was partially offset by an increase in state income taxes resulting from increased income in states with higher tax rates.
      As a result of the above, net income increased to $55.0 million (or $0.89 per diluted share) for the three months ended March 31, 2006 from $26.4 million (or $0.45 per diluted share) for the three months ended March 31, 2005.

Results of Operations

Selected Homebuilding Operations and Financial Data
      The following tables set forth certain operating and financial data for our homebuilding operations in our four major geographic regions, Florida, the Mid-Atlantic, Texas, and the West (dollars in millions, except average price in thousands):

	Three Months Ended March 31,

	2006		2005

Deliveries:	Homes	$	Homes	$

Consolidated:
Florida	746	$266.0	757	$212.9
Mid-Atlantic	162	70.0	122	47.0
Texas	645	158.1	393	94.1
West	321	92.2	595	158.4

Consolidated total	1,874	586.3	1,867	512.4
Unconsolidated joint ventures:
Florida	372	116.2	—	—
Mid-Atlantic	60	17.5	15	4.2
West	463	168.5	126	34.1

Total unconsolidated joint ventures	895	302.2	141	38.3

Combined total	2,769	$888.5	2,008	$550.7

	Three Months Ended March 31,

	2006		2005

Net Sales Orders(1):	Homes	$	Homes	$

Consolidated:
Florida	626	$254.8	706	$253.5
Mid-Atlantic	159	67.2	191	83.9
Texas	818	203.2	689	165.8
West	554	191.9	835	274.6

Consolidated total	2,157	717.1	2,421	777.8
Unconsolidated joint ventures:
Florida	34	22.0	—	—
Mid-Atlantic	43	11.6	33	10.1
West	414	141.3	281	92.7

Total unconsolidated joint ventures	491	174.9	314	102.8

Combined total	2,648	$892.0	2,735	$880.6

(1)	Net of cancellations

	March 31, 2006			March 31, 2005

			Avg			Avg
Sales Backlog:	Homes	$	Price	Homes	$	Price

Consolidated:
Florida	2,817	$1,025.5	$364	2,845	$939.5	$330
Mid-Atlantic	243	91.8	$378	415	178.8	$431
Texas	1,411	364.6	$258	839	209.1	$249
West	1,084	403.5	$372	1,549	505.1	$326

Consolidated total	5,555	1,885.4	$339	5,648	1,832.5	$324
Unconsolidated joint ventures:
Florida	2,776	801.4	$289	32	7.7	$242
Mid-Atlantic	75	25.4	$339	154	45.4	$295
West	1,494	558.3	$374	656	221.7	$338

Total unconsolidated joint ventures	4,345	1,385.1	$319	842	274.8	$326

Combined total	9,900	$3,270.5	$330	6,490	$2,107.3	$325

	Three Months Ended March 31,

	2006		2005

		Sales		Sales
Average Price:	Deliveries	Orders	Deliveries	Orders

Consolidated:
Florida	$357	$407	$281	$359
Mid-Atlantic	$432	$422	$385	$439
Texas	$245	$248	$239	$241
West	$287	$346	$266	$329
Consolidated total	$313	$332	$274	$321
Unconsolidated joint ventures:
Florida	$312	$647	$—	$—
Mid-Atlantic	$292	$268	$277	$305
West	$364	$341	$271	$330
Total unconsolidated joint ventures	$338	$356	$272	$327
Combined total	$321	$337	$274	$322

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
      Homebuilding revenues increased 15% to $614.3 million for the three months ended March 31, 2006, from $533.6 million for the three months ended March 31, 2005. This increase is due to an increase in revenues from home sales to $586.3 million for the three months ended March 31, 2006, from $512.4 million for the comparable period in 2005, and an increase in revenues from land sales to $28.0 million for the three months ended March 31, 2006, as compared to $21.2 million for the three months ended March 31, 2005. The 14% increase in revenue from home sales was due to a 14% increase in the average price of consolidated homes delivered to $313,000, from $274,000 in the comparable period of the prior year. Each of our markets experienced an increase in the average price of homes delivered, with the most significant increase occurring in Florida. The increase in the average price of homes delivered is due to changes in product mix and increased demand in many of our markets during 2005 which allowed us to increase prices. The increase in revenues from land sales is due to the sale of tracts of land in an attempt to diversify our risk and recognize embedded profits. As part of our land inventory management strategy, we regularly review our land portfolio. As a result of these reviews, we will seek to sell land when we have changed our strategy for a certain property and/or we have determined that the potential profit realizable from a sale of a property outweighs the economics of developing a community. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future, but may fluctuate significantly from period to period.
      Our homebuilding gross margin increased 30% to $150.4 million for the three months ended March 31, 2006, from $115.8 million for the three months ended March 31, 2005. This increase is primarily due to improved gross margin on home sales offset by $5.4 million of asset impairment losses resulting from the write-down of assets under development to fair market value. Our gross margin on home sales increased to 25.1% for the three months ended March 31, 2006, from 21.7% for the three months ended March 31, 2005. This increase from period to period is primarily due to: (1) reducing the time period from signing a contract to closing; (2) the phasing of sales to maximize revenues and improve margins; (3) increased prices of homes delivered in markets with strong housing demand; (4) improved control over costs, such as the re-engineering of existing products to reduce costs of construction and achieve cost synergies from our vendor relationships; and (5) the reduction of carrying costs on inventory through improved control over the number of unsold homes completed or under construction, particularly in our Texas and West regions. The increase in homebuilding gross margin was partially offset by a decrease in gross margin from land sales to $3.1 million for the three months ended March 31, 2006, as compared to $4.4 million for the comparable period in 2005.
      SG&A expenses increased to $97.4 million for the three months ended March 31, 2006, from $79.4 million for the three months ended March 31, 2005. The increase in SG&A expenses is due to increased compensation resulting from (1) increased headcount and (2) significantly increased incentive compensation tied to forecasted 2006 earnings, including increased income from unconsolidated joint ventures. For the three months ended March 31, 2006, we recognized a compensation charge of $5.7 million, including $3.2 million in stock-based compensation resulting from the adoption of SFAS 123R.
      SG&A expenses as a percentage of revenues from home sales for the three months ended March 31, 2006 increased to 16.6%, as compared to 15.5% for the three months ended March 31, 2005. The 110 basis point increase in SG&A expenses as a percentage of home sales revenues is due to the increased compensation discussed above. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses incurred by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses. For the three months ended March 31, 2006, the income associated with these joint ventures was $27.8 million, including management fees of $11.0 million, and is shown separately as income from joint ventures in our consolidated statement of income.
      Our income from joint ventures increased to $27.8 million for the three months ended March 31, 2006 from $2.6 million for the three months ended March 31, 2005. The increase in joint venture income is due to: (1) an increase in the number of joint ventures; (2) an increase in the number of joint venture deliveries to 895 deliveries for the three months ended March 31, 2006 from 141 deliveries for the three months ended March 31, 2005; and (3) an increase in management fees of $9.7 million, to $11.0 million for the three months ended March 31, 2006 from $1.3 million for the three months ended March 31, 2005.
      Our net profit margin is calculated by dividing net income by home sales revenues. For the three months ended March 31, 2006, our net profit margin increased to 9.4% from 5.2% due to improved gross margins on home sales and increased income from unconsolidated joint ventures.

Net Sales Orders and Homes in Backlog (combined)
      For the three months ended March 31, 2006, net sales orders decreased by 3% as compared to the same period in 2005. The decrease in net sales orders is due to: (1) decreased demand in certain markets that had previously experienced high demand; (2) intentional efforts to slow sales rates to match our production rates, particularly in our Transeastern joint venture; (3) higher cancellation rates; and (4) land development and permitting issues that prevented us from opening certain communities within previously anticipated time frames. We expect these factors to continue to negatively impact our combined net sales orders until the markets normalize.

      We had 9,900 homes in backlog as of March 31, 2006, as compared to 6,490 homes in backlog as of March 31, 2005. The increase in backlog primarily is due to the acquisition of Transeastern’s homebuilding assets and operations during 2005 which included a significant amount of backlog (3,038 homes).

Backlog Sales Value (consolidated)
      The sales value of backlog increased 3% to $1.9 billion at March 31, 2006, from $1.8 billion at March 31, 2005, due to the increase in the average selling price of homes in backlog. The average selling price of homes in backlog increased to $339,000 from $324,000 from period to period. The increase in the average selling price of homes in backlog was primarily due to our ability to increase prices in markets with strong housing demand during 2005 as well as our continued efforts to phase sales to maximize gross margins.

Joint Venture Backlog Sales Value
      Joint venture revenues are not included in our consolidated financial statements. At March 31, 2006, the sales value of our joint ventures’ homes in backlog was $1.4 billion compared to $274.8 million at March 31, 2005.

Financial Services
      Financial Services revenues increased to $15.2 million for the three months ended March 31, 2006, from $10.0 million for the three months ended March 31, 2005. This 53% increase is due primarily to an increase in the number of closings at our title operations and increased gains in selling mortgages in the secondary market by our mortgage operations due to a shift toward more fixed rate mortgages. For the three months ended March 31, 2006, our mix of mortgage originations was 24% adjustable rate mortgages (of which approximately 86% were interest only) and 76% fixed rate mortgages, which is a shift from 42% adjustable rate mortgages and 58% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the three months ended March 31, 2006 was 727, and the average loan to value ratio on first mortgages was 77%. For the three months ended March 31, 2006, approximately 12% of our homebuyers paid in cash as compared to 9% during the three months ended March 31, 2005. Our combined mortgage operations capture ratio for non-cash homebuyers increased to 66% (excluding the Transeastern JV) for the three months ended March 31, 2006 from 60% for the three months ended March 31, 2005. The number of closings at our mortgage operations increased to 1,438 for the three months ended March 31, 2006, from 1,136 for the three months ended March 31, 2005. Our combined title operations capture ratio increased to 97% of our homebuyers for the three months ended March 31, 2006, from 79% for the comparable period in 2005. The capture ratio for the three months ended March 31, 2005 was affected by an organizational change in our Phoenix operations causing a loss of closings during the period. The number of closings at our title operations increased to 5,716 for the three months ended March 31, 2006, from 4,600 for the same period in 2005. Non-affiliated customers accounted for approximately 65% of our title company revenues for the three months ended March 31, 2006.
      Financial Services expenses increased to $10.7 million for the three months ended March 31, 2006, from $8.7 million for the three months ended March 31, 2005. This 24% increase is a result of higher staff levels to support increased activity.
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

      At March 31, 2006, we had unrestricted cash and cash equivalents of $117.6 million as compared to $34.9 million at December 31, 2005.
      Our net income generally is our most significant source of operating cash flow. However, because of our growth in recent periods, our operations have generally used more cash than they have generated. We expect this trend to continue. As a result, cash used in operating activities was $146.0 million during the three months ended March 31, 2006, as compared to $101.7 million during the three months ended March 31, 2005. The increase in the use of cash in operating activities primarily is due to an increase of $136.3 million in additional inventory to support our growth. These expenditures have been financed by retaining earnings and with borrowings under our revolving credit facility.
      Cash used in investing activities was $8.5 million during the three months ended March 31, 2006, as compared to $13.0 million during the three months ended March 31, 2005. The decrease in cash used in investing activities primarily is due to a decrease of $5.6 million spent for investments in unconsolidated joint ventures and an increase in fixed asset additions of $3.3 million offset by $2.2 million of capital distributions from unconsolidated joint ventures during the three months ended March 31, 2006.

Financing Activities
      Our consolidated borrowings at March 31, 2006 were $1.2 billion, up from $911.7 million at December 31, 2005. At March 31, 2006, our Homebuilding borrowings of $1.1 billion included $300.0 million in 9% senior notes due 2010, $185.0 million of 10 3/8% senior subordinated notes due 2012, $125.0 million of 7 1/2% senior subordinated notes due 2011, $200.0 million of 7 1/2 % senior subordinated notes due 2015, and $300.0 million of revolving credit facility borrowings which bear interest at the reserve-adjusted Eurodollar base rate plus 1.35%. Our weighted average debt to maturity is 5.4 years, while our average inventory turnover is 1.2 times per year.
      On April 12, 2006 we issued $250.0 million of 8 1/4 % senior notes due 2011. The net proceeds of $248.8 million were used to repay amounts outstanding under our revolving credit facility.
      Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt. The indentures governing the senior notes and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts, and merge or consolidate with other entities. Interest on our outstanding senior notes and senior subordinated notes is payable semi-annually.
      Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 49.3% at March 31, 2006 from 46.7% at December 31, 2005, due primarily to additional borrowings under our revolving credit facility for cash used in operations. As noted above, we have made significant investments in inventory consistent with our growth strategy which we have financed, in part, through debt, additional equity, and internally generated cash. We believe that our financial leverage is appropriate given our industry, size and current growth strategy.

	Homebuilding Net Debt to Capital

	March 31, 2006	December 31, 2005

	(Dollars in millions)
Notes payable	$811.6	$811.6
Bank borrowings	300.0	65.0

Homebuilding borrowings(1)	$1,111.6	$876.6
Less: unrestricted cash	110.8	26.2

Homebuilding net debt	$1,000.8	$850.4
Stockholders’ equity	1,030.7	971.3

Total capital(2)	$2,031.5	$1,821.7

Ratio	49.3%	46.7%

(1)	Does not include obligations for inventory not owned of $232.5 million at March 31, 2006 and $124.6 million at December 31, 2005, all of which are non-recourse to us.

(2)	Does not include Financial Services bank borrowings of $40.7 million at March 31, 2006 and $35.1 million at December 31, 2005.
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
      Our revolving credit facility permits us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $400.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). The revolving credit facility expires on March 9, 2010. As of March 31, 2006, we had $300.0 million outstanding under the revolving credit facility and had issued letters of credit totaling $278.8 million. Therefore as of March 31, 2006, we had $221.2 million remaining in availability, all of which we could have borrowed without violating any of our debt covenants. As adjusted for the offering of our 8 1/4 % senior notes in April 2006 and the use of the net proceeds from such offering, as of March 31, 2006 we would have had $51.2 million outstanding under the revolving credit facility and $310.8 million remaining in availability.
      Our mortgage subsidiary has the ability to borrow up to $200.0 million under two warehouse lines of credit to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”) provides for revolving loans of up to $150.0 million. Our mortgage subsidiary’s other warehouse line of credit (the “Secondary Warehouse Line of Credit”) is comprised of (1) a credit facility providing for revolving loans of up to $30.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $20.0 million in mortgage loans generated by our mortgage subsidiary. The Primary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Secondary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125%. The Primary Warehouse Line of Credit expires on December 8, 2006 and the Secondary Warehouse Line of Credit expires on February 11, 2007. Both warehouse lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At March 31, 2006, we had $40.7 million in borrowings under our mortgage subsidiary’s warehouse lines of credit.
      We believe that we have adequate financial resources, including unrestricted cash, availability under our revolving credit facility and the warehouse lines of credit, and relationships with financial partners to meet our current and anticipated working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $91.8 million (at March 31, 2006, based on the outstanding balances and interest rates as of such date). However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify capital market opportunities or new growth opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional debt or equity financing to operate or expand our business.
      At March 31, 2006, the amount of our annual debt service payments was $91.8 million. This amount included annual debt service payments on the senior and senior subordinated notes of $70.6 million and interest payments on the revolving credit facility, and the warehouse lines of credit of $21.2 million based on the balances outstanding as of March 31, 2006. The amount of our annual debt service payments on the revolving credit facility fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payment by $3.4 million per year.

Off Balance Sheet Arrangements

Land and Homesite Option Contracts
      We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. Option contracts allow us to control significant homesite positions with a minimal capital investment and substantially reduce the risk associated with land ownership and development. At March 31, 2006, we had refundable and non-refundable deposits of $230.4 million and had issued letters of credit of approximately $246.5 million associated with our option contracts. The financial exposure for nonperformance on our part in these transactions generally is limited to our deposits and/or letters of credit.
      Additionally, at March 31, 2006, we had performance/ surety bonds outstanding of approximately $307.8 million and letters of credit outstanding of approximately $32.3 million primarily related to land development activities.

Investments in Unconsolidated Joint Ventures
      We have entered, and expect to continue to enter, into joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. At March 31, 2006, we had investments in unconsolidated joint ventures of $239.0 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At March 31, 2006, we had receivables of $73.8 million from these joint ventures due to loans and advances, unpaid management fees and other items. The debt covenants under our revolving credit facility contain limitations on the amount of our direct cash investments in joint ventures.

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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found throughout this Quarterly Report and specifically in the material set forth in the section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “expect,” “estimate,” “project,” and “future.” Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our expectations regarding our continued use of option contracts and investments in unconsolidated joint ventures to control homesites, reduce and share the risks associated with land ownership and development, and manage our business, and their effect on our business;

•	our expectations regarding the labor and supply shortages and increases in costs of materials caused by the recent active hurricane seasons and rising costs of petroleum;

•	our expectations regarding the housing market for 2006 and its impact on our operational and financial results;

•	our expectations regarding the impact on our business and profits of intentional efforts by us and our joint ventures to slow sales rates to match production rates;

•	our expectations regarding the effects of decreased demand in certain markets, intentional efforts to slow sales rates to match production rates, higher cancellation rates, and land development and permitting issues on our combined net sales orders;

•	our expectations regarding our use of cash in operations;

•	our expectations regarding future land sales; and

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our annual debt service payments, and land acquisition and development needs.
      These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The most important factors that could cause the assumptions underlying forward-looking statements and actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as increases in interest rates, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies in our homebuilding operations and financial services business;

•	our ability to successfully dispose of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our relationship with Technical Olympic S.A. and its control over our business activities;

•	events which would impede our ability to open new communities and/or deliver homes within anticipated timeframes and/or within anticipated budgets;

•	an increase in the cost, or shortages in the availability, of qualified labor and materials;

•	our ability to compete in our existing and future markets;

•	our ability to successfully enter into, utilize, and recognize the anticipated benefits of, joint ventures and option contracts;

•	a decline in the value of the land and home inventories we maintain;

•	currently unanticipated delays or disruptions in the land development, permitting or construction process;

•	the impact of hurricanes, tornadoes or other natural disasters or weather conditions on our business, including the potential for shortages and increased costs of materials and qualified labor and the potential for delays in construction and obtaining government approvals;

•	an increase or change in government regulations, or in the interpretation and/or enforcement of existing government regulations; and

•	the impact of any or all of the above risks on the operations or financial results of our unconsolidated joint ventures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      As a result of our senior and senior subordinated notes offerings, as of March 31, 2006, $810.0 million of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our warehouse lines of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of March 31, 2006, we had an aggregate of approximately $340.7 million drawn under our revolving credit facility and warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $3.4 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.
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
      Our Annual Report on Form 10-K for the year ended December 31, 2005 contains further information regarding our market risk. As of March 31, 2006, there have been no material changes in our market risk since December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES
      To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we maintain disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as of March 31, 2006. Based on such evaluation, such officers have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
      There has been no material change in our risk factors from those previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A. to Part 1 of such Form 10-K.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

4.14	Indenture for the 8 1/4 % Senior Notes due 2011, dated as of April 12, 2006, among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No.333-133499)).

4.15	Registration Rights Agreement, dated as of April 12, 2006, among Technical Olympic USA, Inc., the subsidiaries named therein, and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-133499)).

4.16	Form of Technical Olympic USA, Inc. 8 1/4 % Senior Note due 2011 (included in Exhibit A to Exhibit 4.14). (Incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-133499)).

10.15	Term Sheet for the Performance Unit Program under the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, as amended and restated.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technical Olympic USA, Inc.

By:	/s/ David J. Keller

Name: David J. Keller

Title:	Senior Vice President,

Chief Financial Officer and Treasurer
Date: May 8, 2006

By:	/s/ Randy L. Kotler

Name: Randy L. Kotler

Title:	Vice President-Chief Accounting Officer
Date: May 8, 2006