Form 10-Q
period 2006-06-30
TECHNICAL OLYMPIC USA INC
filed 2006-08-08
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: 001-32322

TECHNICAL OLYMPIC USA, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0460831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Hollywood Blvd., Suite 500 N Hollywood, Florida	33021 (ZIP code)
(Address of principal executive offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,590,519 shares of common stock as of August 2, 2006.

TECHNICAL OLYMPIC USA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in millions,
	except par value)

ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$39.6	$26.2
Restricted	2.9	3.1
Inventory:
Deposits	215.3	218.5
Homesites and land under development	807.4	650.3
Residences completed and under construction	855.4	747.4
Inventory not owned	218.5	124.6

	2,096.6	1,740.8
Property and equipment, net	30.6	27.1
Investments in unconsolidated joint ventures	249.9	254.5
Receivables from unconsolidated joint ventures	83.0	60.5
Other assets	104.2	133.2
Goodwill	108.8	108.8

	2,715.6	2,354.2
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	7.7	8.7
Restricted	3.2	3.1
Mortgage loans held for sale	45.1	43.9
Other assets	11.8	12.8

	67.8	68.5

Total assets	$2,783.4	$2,422.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$285.2	$329.4
Customer deposits	76.0	79.3
Obligations for inventory not owned	218.5	124.6
Notes payable	1,060.5	811.6
Bank borrowings	—	65.0

	1,640.2	1,409.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	6.4	6.4
Bank borrowings	38.2	35.1

	44.6	41.5

Total liabilities	1,684.8	1,451.4
Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 59,590,519 and 59,554,977 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively	0.6	0.6
Additional paid-in capital	479.4	480.5
Unearned compensation	—	(7.7)
Retained earnings	618.6	497.9

Total stockholders’ equity	1,098.6	971.3

Total liabilities and stockholders’ equity	$2,783.4	$2,422.7

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in millions, except per share amounts)

HOMEBUILDING:
Revenues:
Home sales	$641.6	$582.1	$1,227.9	$1,094.5
Land sales	18.0	33.7	46.0	54.9

	659.6	615.8	1,273.9	1,149.4
Cost of sales:
Home sales	482.2	448.2	921.2	849.2
Land sales	12.8	29.9	37.7	46.7

	495.0	478.1	958.9	895.9

Gross profit	164.6	137.7	315.0	253.5
Selling, general and administrative expenses	104.4	77.1	201.8	156.5
(Income) from joint ventures, net	(37.9)	(8.1)	(65.7)	(10.7)
Other (income), net	(2.4)	(2.3)	(4.4)	(4.2)

Homebuilding pretax income	100.5	71.0	183.3	111.9
FINANCIAL SERVICES:
Revenues	17.4	11.4	32.6	21.4
Expenses	11.0	9.0	21.7	17.7

Financial Services pretax income	6.4	2.4	10.9	3.7

Income before provision for income taxes	106.9	73.4	194.2	115.6
Provision for income taxes	39.3	27.7	71.6	43.5

Net income	$67.6	$45.7	$122.6	$72.1

EARNINGS PER COMMON SHARE:
Basic	$1.13	$0.82	$2.06	$1.29

Diluted	$1.10	$0.79	$1.99	$1.24

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	59,572,856	56,083,450	59,580,962	56,078,578

Diluted	61,405,216	58,189,548	61,539,678	58,157,052

CASH DIVIDENDS PER SHARE	$0.015	$0.015	$0.030	$0.027

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(Dollars in millions)

Cash flows from operating activities:
Net income	$122.6	$72.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6.9	6.3
Non-cash compensation	6.9	4.8
Loss on impairment of inventory	5.4	0.6
Deferred income taxes	(2.1)	—
Undistributed equity in earnings from unconsolidated joint ventures	(22.6)	(3.8)
Distributions of earnings from unconsolidated joint ventures	19.2	—
Changes in operating assets and liabilities:
Restricted cash	0.1	4.9
Inventory	(274.3)	(270.2)
Receivables from unconsolidated joint ventures	(15.0)	—
Other assets	35.5	(33.3)
Mortgage loans held for sale	(1.2)	14.9
Accounts payable and other liabilities	(47.1)	10.2
Customer deposits	(3.3)	21.6

Net cash used in operating activities	(169.0)	(171.9)
Cash flows from investing activities:
Net additions to property and equipment	(10.3)	(6.0)
Loans to unconsolidated joint ventures	(7.5)	—
Investments in unconsolidated joint ventures	(8.2)	(21.5)
Capital distributions from unconsolidated joint ventures	25.2	9.6

Net cash (used in) provided by investing activities	(0.8)	(17.9)
Cash flows from financing activities:
Net repayments on revolving credit facility	(65.0)	—
Net proceeds from notes offering	248.8	—
Net proceeds from Financial Services bank borrowings	3.1	0.4
Payments for deferred financing costs	(3.2)	(0.3)
Excess income tax benefit from exercise of stock options	0.1	—
Proceeds from stock option exercises	0.2	0.2
Dividends paid	(1.8)	(1.5)

Net cash provided by (used in) financing activities	182.2	(1.2)

Increase (decrease) in cash and cash equivalents	12.4	(191.0)
Cash and cash equivalents at beginning of period	34.9	268.5

Cash and cash equivalents at end of period	$47.3	$77.5

Supplemental disclosure of non-cash financing activity:
Increase (decrease) in obligations for inventory not owned and corresponding increase (decrease) in inventory not owned	$93.9	$(32.6)

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

We have two reportable segments which are segregated in the accompanying consolidated financial statements under “Homebuilding” and “Financial Services.”

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Interim Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through June 30, 2006 are not necessarily indicative of those that may be achieved for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements presented in accordance with United States generally accepted accounting principles have been omitted from the accompanying financial statements. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

For the three months ended June 30, 2006 and 2005, we have eliminated inter-segment Financial Services revenues of $1.2 million and $2.1 million, respectively. For the six months ended June 30, 2006 and 2005, we have eliminated inter-segment Financial Services revenues of $2.2 million and $3.8 million, respectively.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock and gives effect to all potential shares that were dilutive and outstanding during the period. Potential common shares are securities, such as stock options or other common stock equivalents, that may entitle the holder to obtain common stock during the reporting period or after the end of the reporting period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

The following table represents a reconciliation of weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic weighted average shares outstanding	59,572,856	56,083,450	59,580,962	56,078,578
Net effect of common stock equivalents assumed to be exercised	1,832,360	2,106,098	1,958,716	2,078,474

Diluted weighted average shares outstanding	61,405,216	58,189,548	61,539,678	58,157,052

Revenue Recognition

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for the Sales of Real Estate (“SFAS No. 66”), we deferred approximately $1.5 million in gross profit related to certain homes that were delivered for which our mortgage subsidiary originated interest-only loans or loans with high loan to value ratios which did not meet the initial and continuing investment requirements under SFAS No. 66, and the loans were still held for sale at June 30, 2006. This profit will be recognized upon the sale of the loans to a third party, with non-recourse provisions, which generally occurs within 45 days from the date the loan is originated.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statement of income prior to January 1, 2006, except for certain options with performance-based accelerated vesting criteria and certain outstanding common stock purchase rights, as all other stock option awards granted under the plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. Additionally, in connection with the adoption of SFAS 123R, we recognized a cumulative

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in accounting principle of $2.0 million, net of tax, related to certain common stock purchase rights that were accounted for under the variable accounting method. The cumulative effect of the change in accounting principle of $3.2 million, gross of tax, was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statements of income. The adoption of SFAS 123R resulted in a charge of $7.4 million and $4.7 million to income before provision for income taxes and net income, respectively, for the six months ended June 30, 2006. The impact of adopting SFAS 123R on both basic and diluted earnings was $0.08 per share. See Note 7 for more information on the impact of SFAS 123R on our consolidated financial statements.

3.	Inventory

A summary of homebuilding interest capitalized in inventory is as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest capitalized, beginning of period	$52.5	$40.2	$47.7	$36.8
Interest incurred	25.5	19.6	48.3	38.7
Less interest included in:
Cost of sales	(18.9)	(17.7)	(36.6)	(32.4)
Other	0.2	1.0	(0.1)	—

Interest capitalized, end of period	$59.3	$43.1	$59.3	$43.1

In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At June 30, 2006 and December 31, 2005, we had refundable and non-refundable deposits aggregating $215.3 million and $218.5 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.

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

In applying FIN 46(R) to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, FIN 46(R) requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is generally limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of FIN 46(R) at June 30, 2006 was to increase inventory by $85.7 million, excluding deposits of $13.0 million, which had been previously recorded, with a corresponding

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase to “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.

From time to time, we transfer title to certain parcels of land to unrelated third parties and enter into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS No. 66, we have accounted for these transactions as financing arrangements. At June 30, 2006, $132.8 million of inventory not owned and obligations for inventory not owned related to sales where we have retained a continuing involvement.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we carry long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the six months ended June 30, 2006, we recorded an impairment loss of $5.4 million, which is included in cost of sales — home sales in the accompanying consolidated statement of income. Additionally, during the six months ended June 30, 2006, we wrote-off $2.2 million in deposits and pre-acquisition costs, which are included in cost of sales — land sales in the accompanying consolidated statement of income, related to land that we no longer intend to purchase.

4.	Investments in Unconsolidated Joint Ventures

Summarized condensed combined financial information of unconsolidated entities in which we have investments that are accounted for under the equity method is (dollars in millions):

	June 30, 2006
	Land	Home
	Development	Construction	Total

Assets:
Cash and cash equivalents	$9.3	$115.8	$125.1
Inventories	369.8	1,091.7	1,461.5
Other assets	6.2	222.0	228.2

Total assets	$385.3	$1,429.5	$1,814.8

Liabilities and partners’ equity:
Accounts payable and other liabilities	$70.8	$268.9	$339.7
Notes payable	145.4	821.4	966.8
Equity of:
Technical Olympic USA, Inc.	70.6	180.2	250.8
Others	98.5	159.0	257.5

Total equity	169.1	339.2	508.3

Total liabilities and partners’ equity	$385.3	$1,429.5	$1,814.8

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
	Land	Home
	Development	Construction	Total

Assets:
Cash and cash equivalents	$13.4	$60.5	$73.9
Inventories	306.1	1,023.6	1,329.7
Other assets	3.3	227.5	230.8

Total assets	$322.8	$1,311.6	$1,634.4

Liabilities and partners’ equity:
Accounts payable and other liabilities	$6.6	$211.2	$217.8
Notes payable	142.0	781.5	923.5
Equity of:
Technical Olympic USA, Inc.	86.1	167.1	253.2
Others	88.1	151.8	239.9

Total equity	174.2	318.9	493.1

Total liabilities and partners’ equity	$322.8	$1,311.6	$1,634.4

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Land	Home		Land	Home
	Development	Construction	Total	Development	Construction	Total

Revenues	$7.8	$387.6	$395.4	$3.5	$65.1	$68.6
Cost and expenses	9.2	347.7	356.9	4.2	57.9	62.1

Net earnings (losses) of unconsolidated entities	$(1.4)	$39.9	$38.5	$(0.7)	$7.2	$6.5

Our share of net earnings (losses)	$(1.0)	$28.1	$27.1	$(0.5)	$3.0	$2.5
Management fees earned	0.8	10.0	10.8	0.8	4.8	5.6

Income (loss) from joint ventures	$(0.2)	$38.1	$37.9	$0.3	$7.8	$8.1

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Land	Home		Land	Home
	Development	Construction	Total	Development	Construction	Total

Revenues	$13.8	$701.1	$714.9	$10.2	$103.4	$113.6
Cost and expenses	15.8	625.0	640.8	11.8	92.9	104.7

Net earnings (losses) of unconsolidated entities	$(2.0)	$76.1	$74.1	$(1.6)	$10.5	$8.9

Our share of net earnings (losses)	$(1.3)	$45.2	$43.9	$(0.8)	$4.6	$3.8
Management fees earned	1.5	20.3	21.8	1.6	5.3	6.9

Income from joint ventures	$0.2	$65.5	$65.7	$0.8	$9.9	$10.7

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We enter into strategic joint ventures to acquire, develop and sell land and/or homesites, as well as to construct and sell homes, in which we have a voting ownership interest of 50% or less and do not have a controlling interest. Our partners generally are unrelated homebuilders, land sellers, financial partners or other real estate entities. At June 30, 2006, we had receivables of $83.0 million from these joint ventures, of which $43.9 million represented notes receivable.

In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We received management fees from these unconsolidated entities of $10.8 million and $21.8 million for the three and six months ended June 30, 2006, respectively. We received management fees from these unconsolidated entities of $5.6 million and $6.9 million for the three and six months ended June 30, 2005, respectively. These fees are included in income from joint ventures in the accompanying consolidated statements of income. In the aggregate, these joint ventures delivered 2,085 and 344 homes for the six months ended June 30, 2006 and 2005, respectively.

In March 2006, we assigned to our Sunbelt joint venture our rights under a contract to purchase approximately 539 acres of raw land. We received $18.7 million for the assignment of the purchase contract. In connection with this assignment, we realized a gain of $15.8 million, of which $2.3 million is included in cost of sales-land sales in the accompanying consolidated statements of income. Due to our continuing involvement with this contract through our investment in the joint venture, we deferred $13.5 million of this gain which is included in accounts payable and other liabilities in the accompanying consolidated statements of financial condition. This deferral will be recognized in income as homes are delivered by the joint venture.

During the six months ended June 30, 2006, we purchased several parcels of land for an aggregate purchase price of $39.4 million from our Transeastern joint venture (the “Transeastern JV”). In connection with these transactions, the Transeastern JV realized a gain of $14.1 million. We deferred our share of that gain, $7.1 million, and have recorded it as a reduction in the basis of the underlying property.

Under the limited liability company agreement that governs the operations of the Transeastern JV, the Transeastern JV is required to make a preferred payment to our joint venture partner. The preferred payment is to be made quarterly and to the extent allowable under the covenants and restrictions imposed by the joint venture’s bank borrowings. To the extent the joint venture is not allowed to make these payments, we are required, under the joint venture agreement, to advance funds to the Transeastern JV in the form of a member loan sufficient to make the payment. Such member loans bear interest at 18% per annum and are payable once certain conditions and covenants under the JV agreement and the joint venture’s bank borrowings are met. Based on our joint venture partner’s current equity investment, the quarterly preferred payment is $3.8 million. As of June 30, 2006, we have advanced funds totaling $11.3 million to the joint venture in connection with this provision, which is included in receivables from unconsolidated joint ventures in the accompanying consolidated statement of financial condition.

5.	Borrowings

Our revolving credit facility permits us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $400.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries. The revolving credit facility expires on March 9, 2010. As of June 30, 2006, we had no borrowings under the revolving credit facility and had issued letters of credit totaling $281.0 million. As of June 30, 2006, we had $420.0 million in availability, all of which we could have borrowed without violating any of our debt covenants.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our mortgage subsidiary has the ability to borrow up to $200.0 million under two warehouse lines of credit to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”) provides for revolving loans of up to $150.0 million. Our mortgage subsidiary’s other warehouse line of credit (the “Secondary Warehouse Line of Credit”), which was amended on February 11, 2006, is comprised of (1) a credit facility providing for revolving loans of up to $30.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $20.0 million in mortgage loans generated by our mortgage subsidiary. The Primary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Secondary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125%. The Primary Warehouse Line of Credit expires on December 8, 2006 and the Secondary Warehouse Line of Credit expires on February 11, 2007. Both warehouse lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At June 30, 2006, we had $38.2 million in borrowings under our mortgage subsidiary’s warehouse lines of credit.

On April 12, 2006, we issued $250.0 million of 8 1/4% Senior Notes due 2011. The net proceeds of $248.8 million were used to repay amounts outstanding under our revolving credit facility. These notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-guarantor Subsidiaries). The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The indenture governing the senior notes requires us to maintain a minimum consolidated net worth and places certain restrictions on our ability, among other things, to incur additional debt, pay or declare dividends or other restricted payments, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities. Interest on these notes is payable semi-annually.

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

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the six months ended June 30, 2006 and 2005, changes in our warranty accrual consisted of (dollars in millions):

	Six Months Ended
	June 30,
	2006	2005

Accrued warranty costs at January 1	$7.0	$6.5
Liability recorded for warranties issued during the period	6.5	6.0
Warranty work performed	(4.6)	(4.1)
Liability recorded for pre-existing warranties	(0.1)	(0.7)

Accrued warranty costs at June 30	$8.8	$7.7

During the three and six months ended June 30, 2006, we recorded $6.4 million and $7.5 million, respectively, of one-time termination benefits and contract termination costs which are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The termination benefits related to employees that were involuntarily terminated and are no longer providing services. The contract termination costs related to costs that will continue to be incurred under consulting contracts for their remaining terms for which we are not receiving economic benefit.

On June 1, 2006, we entered into employment agreements with two members of our board of directors, who also serve as officers and directors of Technical Olympic, S.A. Each of these members will serve as an Executive Vice President of Technical Olympic USA, Inc. and receive an annual salary of $300,000. The agreements are for one year employment terms and renew automatically for successive one year periods unless either party provides at least 30 days notice of an intent not to renew. The agreements were amended on August 4, 2006 to provide for certain change of control provisions.

7.	Stockholders’ Equity and Stock-Based Compensation

Under the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan (the “Plan”) employees, consultants and directors of ours, our subsidiaries and affiliated entities, (as defined in the Plan), are eligible to receive options to purchase shares of common stock. Each stock option expires on a date determined when the options are granted, but not more than ten years after the date of grant. Stock options granted have a vesting period ranging from immediate vesting to a graded vesting over five years. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 8,250,000. At June 30, 2006, there were 250,686 shares available for grant.

Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plan in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Share-based employee compensation expense was not recognized in our consolidated statement of income prior to January 1, 2006, except for certain options with performance-based accelerated vesting criteria and certain outstanding common stock purchase rights, as all other stock option awards granted under the plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. Additionally, in connection with the adoption of SFAS 123R we recognized a cumulative change in accounting principle of $2.0 million, net of tax, related to certain common stock purchase rights that were

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for under the variable accounting method. The cumulative effect of the change in accounting principle of $3.2 million, gross of tax, was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statement of income. The adoption of SFAS 123R resulted in a charge of $7.4 million and $4.7 million to income before provision for income taxes and net income, respectively, for the six months ended June 30, 2006. The impact of adopting SFAS 123R on both basic and diluted earnings was $0.08 per share.

Under the provisions of SFAS 123R, the unearned compensation caption in our consolidated statement of financial condition, a contra-equity caption representing the amount of unrecognized share-based compensation costs, is no longer presented. The amount that had been previously shown as unearned compensation was reversed through the additional paid-in capital caption in our consolidated statement of financial condition.

In accordance with SFAS 123R, we present the tax benefits resulting from the exercise of share-based awards as financing cash flows. Prior to the adoption of SFAS 123R, we reported the tax benefits resulting from the exercise of share-based awards as operating cash flows. The effect of this change was not material to our consolidated statement of cash flows.

We estimate that we will record an additional $1.9 million of pre-tax expense in accordance with SFAS 123R for the remainder of the year ending December 31, 2006.

If the methodologies of SFAS 123R were applied to determine compensation expense for our stock options based on the fair value of our common stock at the grant dates for awards under our option plan, our net income and earnings per share for the six months ended June 30, 2005 would have been adjusted to the pro forma amounts indicated below (dollars in millions, except per share amounts):

Six Months Ended
June 30, 2005

Net income as reported	$72.1
Add: Stock-based employee compensation included in reported net income, net of tax	2.8
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(1.9)

Pro forma net income	$73.0

Reported basic earnings per share	$1.29

Pro forma basic earnings per share	$1.30

Reported diluted earnings per share	$1.24

Pro forma diluted earnings per share	$1.26

The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions for all of the years presented:

Expected volatility	0.33%-0.42%
Expected dividend yield	0%
Risk-free interest rate	1.47%-4.85%
Expected life	3-10 years

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under the Plan for the six months ended June 30, 2006 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate Intrinsic
	Options	Price	Term	Value
				(in millions)

Options outstanding at beginning of year	6,606,611	$11.06
Granted	1,339,708	$23.58
Exercised	(23,750)	$10.84
Forfeited	(133,125)	$19.37

Options outstanding at end of period	7,789,444	$13.07	6.06	$24.4

Vested and expected to vest in the future at end of period	7,789,444	$13.07	6.06	$24.4

Options exercisable at end of period	5,025,632	$10.89	6.55	$18.2

Weighted average fair market value per share of options granted during the period	$7.90

As of June 30, 2006, there was $5.5 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 2.0 years.

The aggregate fair market value of options vested during the six months ended June 30, 2006 was $1.1 million.

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

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Financial Condition
June 30, 2006

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

ASSETS
HOMEBUILDING:
Cash and cash equivalents	$20.5	$22.0	$—	$—	$42.5
Inventory	—	2,096.6	—	—	2,096.6
Property and equipment, net	7.3	23.3	—	—	30.6
Investments in unconsolidated joint ventures	—	249.9	—	—	249.9
Receivables from unconsolidated joint ventures	—	83.0	—	—	83.0
Investments in/advances to consolidated subsidiaries	2,161.2	(319.0)	4.9	(1,847.1)	—
Other assets	48.9	55.3	—	—	104.2
Goodwill	—	108.8	—	—	108.8

	2,237.9	2,319.9	4.9	(1,847.1)	2,715.6
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	10.9	—	10.9
Mortgage loans held for sale	—	—	45.1	—	45.1
Other assets	—	—	11.8	—	11.8

	—	—	67.8	—	67.8

Total assets	$2,237.9	$2,319.9	$72.7	$(1,847.1)	$2,783.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$78.8	$206.4	$—	$—	$285.2
Customer deposits	—	76.0	—	—	76.0
Obligations for inventory not owned	—	218.5	—	—	218.5
Notes payable	1,060.5	—	—	—	1,060.5

	1,139.3	500.9	—	—	1,640.2
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	6.4	—	6.4
Bank borrowings	—	—	38.2	—	38.2

	—	—	44.6	—	44.6

Total liabilities	1,139.3	500.9	44.6	—	1,684.8
Total stockholders’ equity	1,098.6	1,819.0	28.1	(1,847.1)	1,098.6

Total liabilities and stockholders’ equity	$2,237.9	$2,319.9	$72.7	$(1,847.1)	$2,783.4

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

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Three Months Ended June 30, 2006

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$659.6	$—	$—	$659.6
Cost of sales	—	495.0	—	—	495.0

Gross profit	—	164.6	—	—	164.6
Selling, general and administrative expenses	27.0	78.6	—	(1.2)	104.4
(Income) from joint ventures, net	—	(37.9)	—	—	(37.9)
Other (income) expense, net	(91.1)	14.0	—	74.7	(2.4)

Homebuilding pretax income	64.1	109.9	—	(73.5)	100.5
FINANCIAL SERVICES:
Revenues	—	—	18.6	(1.2)	17.4
Expenses	—	—	13.6	(2.6)	11.0

Financial Services pretax income	—	—	5.0	1.4	6.4

Income before provision (benefit) for income taxes	64.1	109.9	5.0	(72.1)	106.9
Provision (benefit) for income taxes	(3.5)	40.4	2.4	—	39.3

Net income	$67.6	$69.5	$2.6	$(72.1)	$67.6

Consolidating Statement of Income
Three Months Ended June 30, 2005

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$615.8	$—	$—	$615.8
Cost of sales	—	478.1	—	—	478.1

Gross profit	—	137.7	—	—	137.7
Selling, general and administrative expenses	15.0	64.2	—	(2.1)	77.1
(Income) from joint ventures, net	—	(8.1)	—	—	(8.1)
Other (income) expense, net	(60.1)	1.5	—	56.3	(2.3)

Homebuilding pretax income	45.1	80.1	—	(54.2)	71.0
FINANCIAL SERVICES:
Revenues	—	—	13.5	(2.1)	11.4
Expenses	—	—	10.5	(1.5)	9.0

Financial Services pretax income	—	—	3.0	(0.6)	2.4

Income before provision (benefit) for income taxes	45.1	80.1	3.0	(54.8)	73.4
Provision (benefit) for income taxes	(0.6)	27.2	1.1	—	27.7

Net income	$45.7	$52.9	$1.9	$(54.8)	$45.7

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Income
Six Months Ended June 30, 2006

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$1,273.9	$—	$—	$1,273.9
Cost of sales	—	958.9	—	—	958.9

Gross profit	—	315.0	—	—	315.0
Selling, general and administrative expenses	46.3	157.7	—	(2.2)	201.8
(Income) from joint ventures, net	—	(65.7)	—	—	(65.7)
Other (income) expense, net	(162.7)	22.1	—	136.2	(4.4)

Homebuilding pretax income	116.4	200.9	—	(134.0)	183.3
FINANCIAL SERVICES:
Revenues	—	—	34.8	(2.2)	32.6
Expenses	—	—	26.2	(4.5)	21.7

Financial Services pretax income	—	—	8.6	2.3	10.9

Income before provision (benefit) for income taxes	116.4	200.9	8.6	(131.7)	194.2
Provision (benefit) for income taxes	(6.2)	74.1	3.7	—	71.6

Net income	$122.6	$126.8	$4.9	$(131.7)	$122.6

Consolidating Statement of Income
Six Months Ended June 30, 2005

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$1,149.4	$—	$—	$1,149.4
Cost of sales	—	895.9	—	—	895.9

Gross profit	—	253.5	—	—	253.5
Selling, general and administrative expenses	36.5	123.8	—	(3.8)	156.5
(Income) from joint ventures, net	—	(10.7)	—	—	(10.7)
Other (income) expense, net	(107.4)	17.2	—	86.0	(4.2)

Homebuilding pretax income	70.9	123.2	—	(82.2)	111.9
FINANCIAL SERVICES:
Revenues	—	—	25.2	(3.8)	21.4
Expenses	—	—	20.1	(2.4)	17.7

Financial Services pretax income	—	—	5.1	(1.4)	3.7

Income before provision (benefit) for income taxes	70.9	123.2	5.1	(83.6)	115.6
Provision (benefit) for income taxes	(1.2)	43.4	1.3	—	43.5

Net income	$72.1	$79.8	$3.8	$(83.6)	$72.1

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006

	Technical		Non-
	Olympic	Guarantor	Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows from operating activities:
Net income	$122.6	$126.8	$4.9	$(131.7)	$122.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1.7	4.5	0.7	—	6.9
Non-cash compensation	6.9	—	—	—	6.9
Loss on impairment of inventory	—	5.4	—	—	5.4
Deferred income taxes	(2.1)	—	—	—	(2.1)
Undistributed equity in earnings from unconsolidated joint ventures	—	(22.6)	—	—	(22.6)
Distributions of earnings from unconsolidated joint ventures	—	19.2	—	—	19.2
Changes in operating assets and liabilities:
Restricted cash	(0.9)	1.1	(0.1)	—	0.1
Inventory	0.1	(274.4)	—	—	(274.3)
Receivables from unconsolidated joint ventures	—	(15.0)	—	—	(15.0)
Other assets	(17.5)	51.6	1.4	—	35.5
Mortgage loans held for sale	—	—	(1.2)	—	(1.2)
Accounts payable and other liabilities	(76.2)	29.0	0.1	—	(47.1)
Customer deposits	—	(3.3)	—	—	(3.3)

Net cash (used in) provided by operating activities	34.6	(77.7)	5.8	(131.7)	(169.0)
Cash flows from investing activities:
Net additions to property and equipment	(1.6)	(7.6)	(1.1)	—	(10.3)
Loans to unconsolidated joint ventures	—	(7.5)	—	—	(7.5)
Investments in unconsolidated joint ventures	—	(8.2)	—	—	(8.2)
Capital distributions from unconsolidated joint ventures	—	25.2	—	—	25.2

Net cash (used in) provided by investing activities	(1.6)	1.9	(1.1)	—	(0.8)
Cash flows from financing activities:
Net repayments on revolving credit facility	(65.0)	—	—	—	(65.0)
Net proceeds from notes offering	248.8	—	—	—	248.8
Net proceeds from Financial Services bank borrowings	—	—	3.1	—	3.1
Payments for deferred financing costs	(3.2)	—	—	—	(3.2)
Excess income tax benefit from exercise of stock options	0.1	—	—	—	0.1
Proceeds from stock option exercises	0.2	—	—	—	0.2
Dividends paid	(1.8)	—	—	—	(1.8)
Increase (decrease) in intercompany transactions	(214.4)	91.5	(8.8)	131.7	—

Net cash provided by (used in) financing activities	(35.3)	91.5	(5.7)	131.7	182.2

Increase (decrease) in cash and cash equivalents	(2.3)	15.7	(1.0)	—	12.4
Cash and cash equivalents at beginning of period	20.2	6.0	8.7	—	34.9

Cash and cash equivalents at end of period	$17.9	$21.7	$7.7	$—	$47.3

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2005

	Technical		Non-
	Olympic	Guarantor	Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows from operating activities:
Net income	$72.1	$79.8	$3.8	$(83.6)	$72.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1.8	4.0	0.5	—	6.3
Non-cash compensation	4.8	—	—	—	4.8
Loss on impairment of inventory	—	0.6	—	—	0.6
Undistributed equity in earnings from unconsolidated joint ventures	—	(3.8)	—	—	(3.8)
Changes in operating assets and liabilities:
Restricted cash	(1.2)	6.3	(0.2)	—	4.9
Inventory	—	(270.2)	—	—	(270.2)
Other assets	(30.6)	(0.5)	(2.2)	—	(33.3)
Mortgage loans held for sale	—	—	14.9	—	14.9
Accounts payable and other liabilities	(5.6)	14.9	0.9	—	10.2
Customer deposits	—	21.6	—	—	21.6

Net cash (used in) provided by operating activities	41.3	(147.3)	17.7	(83.6)	(171.9)
Cash flows from investing activities:
Net additions to property and equipment	(2.1)	(2.9)	(1.0)	—	(6.0)
Investments in unconsolidated joint ventures	—	(21.5)	—	—	(21.5)
Capital distributions from unconsolidated joint ventures	—	9.6	—	—	9.6

Net cash used in investing activities	(2.1)	(14.8)	(1.0)	—	(17.9)
Cash flows from financing activities:
Net proceeds from Financial Services bank borrowings	—	—	0.4	—	0.4
Payments for deferred financing costs	(0.3)	—	—	—	(0.3)
Proceeds from stock option exercises	0.2	—	—	—	0.2
Dividends paid	(1.5)	—	(8.0)	8.0	(1.5)
Increase (decrease) in intercompany transactions	(166.6)	146.8	(55.8)	75.6	—

Net cash (used in) provided by financing activities	(168.2)	146.8	(63.4)	83.6	(1.2)

Decrease in cash and cash equivalents	(129.0)	(15.3)	(46.7)	—	(191.0)
Cash and cash equivalents at beginning of period	159.3	58.3	50.9	—	268.5

Cash and cash equivalents at end of period	$30.3	$43.0	$4.2	$—	$77.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We generate revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”), which comprise our reportable segments. Through our Homebuilding operations we design, build and market high quality detached single-family residences, town homes and condominiums in various metropolitan markets in ten states located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West.

Florida	Mid-Atlantic	Texas	West

Jacksonville	Baltimore/Southern Pennsylvania	Austin	Colorado
Orlando	Delaware	Dallas/Ft. Worth	Las Vegas
Southeast Florida	Nashville	Houston	Phoenix
Southwest Florida	Northern Virginia	San Antonio
Tampa/St. Petersburg

We conduct our Homebuilding operations through our consolidated subsidiaries and through various unconsolidated joint ventures that acquire and develop land for our Homebuilding operations and/or joint ventures that additionally build and market homes. As used in this Form 10-Q, “consolidated” information refers only to information relating to our operations which are consolidated in our financial statements; “combined” information includes consolidated information and information relating to our unconsolidated joint ventures. At June 30, 2006, our investment in these unconsolidated joint ventures was $249.9 million. Additionally, we had receivables of $83.0 million from these joint ventures.

We also seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At June 30, 2006, we controlled approximately 106,000 combined homesites. Of this amount, we owned approximately 24,900 homesites, had option contracts on approximately 55,300 homesites and our unconsolidated joint ventures controlled approximately 25,800 homesites. Based on current housing market conditions, we have curtailed approving new land acquisitions in most of our markets, except Texas.

As part of our land acquisition strategy, from time to time we use our capital to control, acquire and develop larger land parcels that could yield homesites exceeding the requirements of our homebuilding activities. These additional homesites are typically sold to other homebuilders. We confine these activities to selected land-constrained markets where we believe land supplies will remain constrained and opportunities for land sale profits are likely to continue for a period of time. At June 30, 2006, of the 24,900 owned homesites, 8,200 homesites are part of this strategy. Of the 55,300 homesites controlled through option contracts, 19,800 homesites are also part of this strategy. At June 30, 2006, deposits supporting this strategy aggregated $16.6 million. The table below summarizes our controlled homesite supply as of June 30, 2006 and December 31, 2005.

	June 30, 2006			December 31, 2005
			Total			Total
	Owned	Optioned	Controlled	Owned	Optioned	Controlled

Consolidated	24,900	55,300	80,200	27,300	41,600	68,900
Unconsolidated joint ventures	7,800	18,000	25,800	6,300	19,100	25,400

Combined total	32,700	73,300	106,000	33,600	60,700	94,300

For the three months ended June 30, 2006, total consolidated revenues increased 8%, consolidated net income increased 48%, combined net sales orders decreased 34% and combined home deliveries increased 46% as compared to the three months ended June 30, 2005. For the six months ended June 30, 2006, total consolidated revenues increased 12%, consolidated net income increased 70%, combined net sales orders decreased 20% and combined home deliveries increased 42% as compared to the six months ended June 30,

2005. Consolidated sales value in backlog at June 30, 2006 as compared to June 30, 2005 decreased by 13% to $1.8 billion. Our joint ventures had an additional $1.1 billion in sales backlog at June 30, 2006. Our combined home cancellation rate was approximately 35% for the three months ended June 30, 2006 as compared to 24% for the three months ended March 31, 2006, and 14% for the three months ended June 30, 2005. The increase in the combined home cancellation rate is a result of the challenging housing market which we discuss in further detail below.

Homebuilding Operations.  We build homes for inventory (speculative homes) and on a pre-sold basis. At June 30, 2006, we had 8,151 homes completed or under construction on a combined basis compared to 7,467 homes at December 31, 2005. Approximately 24% of these homes were unsold at June 30, 2006 compared to 19% at December 31, 2005. At June 30, 2006, we had 156 completed unsold homes in our inventory on a combined basis, an increase of 9% from 143 homes at December 31, 2005. Approximately 34% of our completed, unsold homes at both June 30, 2006 and December 31, 2005 had been completed for more than 90 days. We actively work to control our finished speculative home inventory to reduce carrying costs, increase our available capital and improve our gross margins.

Once a sales contract with a buyer has been approved, we classify the transaction as a “new sales order” and include the home in “backlog.” Such sales orders are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. At closing, title passes to the buyer and a home is considered to be “delivered” and is removed from backlog. Revenue and cost of sales are recognized upon the delivery of the home, land or homesite when title is transferred to the buyer and all conditions necessary for profit recognition have been met. We estimate that the average period between the execution of a sales contract for a home and delivery ranges from approximately four months to over a year for presold homes; however, this varies by market. The principal expenses of our Homebuilding operations are (i) cost of sales and (ii) selling, general and administrative (“SG&A”) expenses. Costs of home sales include land and land development costs, home construction costs, previously capitalized indirect costs and interest, and estimated warranty costs. SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses, sales commission costs, and closing costs. Sales commissions are included in selling, general and administrative costs when the related revenue is recognized. As used herein, “Homebuilding” includes results of home and land sales. “Home sales” includes results related only to the sale of homes.

Outlook.  Our Homebuilding operations have been and continue to be impacted by a more challenging housing market for which the duration is unknown, characterized by weakening demand, an oversupply of homes available for sale, increased competition and lack of buyer urgency. We believe the weakening demand is due to concerns from prospective homebuyers over rising interest rates and home prices. In addition, speculative investors are canceling existing contracts and reducing prices on homes previously purchased contributing to the oversupply of homes available for sale.

The slowdown in the housing market has led to increased sales incentives, increased pressure on margins, higher cancellation rates, increased advertising expenditures and broker commissions, and increased inventories. We expect our gross margin on home sales to be negatively impacted due to increased sales incentives and a product mix shift to markets with lower margins. We also continue to be impacted by labor and supply shortages and increases in the cost of materials caused by the recent active hurricane seasons and the high costs of petroleum. We are responding to these situations by (1) analyzing each community to determine our profit and sales pace goals; (2) renegotiating our takedown schedules and prices for homesites and land under option contracts; (3) curtailing land acquisition in most of our markets; (4) working with our suppliers to reduce supply and labor costs; and (5) actively managing our general and administrative costs to increase efficiencies and streamline our operations.

Financial Services Operations.  To provide homebuyers with a seamless home purchasing experience, we have a complementary financial services business which provides mortgage financing and closing services and offers title, homeowners’ and other insurance products to our homebuyers and others. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. Our title and closing services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, gain on the sale of the mortgages and interest income net of interest expense on our warehouse lines of credit. Our title operations’ revenues consist primarily of fees and premiums from title insurance and closing services. The principal expenses of our Financial Services operations are SG&A expenses, which consist primarily of compensation.

Critical Accounting Policies

Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statement of income prior to January 1, 2006, except for certain options with performance-based accelerated vesting criteria and certain outstanding common stock purchase rights, as all other stock option awards granted under the plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. Additionally, in connection with the adoption of SFAS 123R we recognized a cumulative change in accounting principle of $2.0 million, net of tax, related to certain common stock purchase rights that were accounted for under the variable accounting method. The cumulative effect of the change in accounting principle of $3.2 million, gross of tax, was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statement of income. The adoption of SFAS 123R resulted in a charge of $7.4 million and $4.7 million to income before provision for income taxes and net income, respectively, for the six months ended June 30, 2006. The impact of adopting SFAS 123R on both basic and diluted earnings was $0.08 per share. See Note 7 for more information on the impact of SFAS 123R to our consolidated financial statements.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of our stock option awards, which are subject to graded vesting, is expensed separately for each vesting tranche over the vesting life of the options. Expected volatility is based on the historical volatility of our stock. The risk-free rate for periods within the contractual life of the option is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option granted. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected term of stock option awards granted is derived from historical exercise experience under our share-based payment plan and represents the period of time that stock option awards granted are expected to be outstanding.

We believe that there have been no other significant changes to our critical accounting policies during the six months ended June 30, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Developments

On April 12, 2006, we issued $250.0 million of 8 1/4% Senior Notes due 2011. The net proceeds of $248.8 million were used to repay amounts outstanding under our revolving credit facility. These notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-guarantor Subsidiaries). The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The indenture governing the senior notes requires us to maintain a minimum consolidated net worth and places certain restrictions on our ability, among other things, to incur additional debt, pay or declare dividends or other restricted payments, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities. Interest on these notes is payable semi-annually.

Results of Operations — Consolidated

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Total revenues increased 8% to $677.0 million for the three months ended June 30, 2006, from $627.2 million for the three months ended June 30, 2005. This increase is attributable to an increase in Homebuilding revenues of 7%, and an increase in Financial Services revenues of 52%.

Income before provision for income taxes increased by 45% to $106.9 million for the three months ended June 30, 2006, from $73.4 million for the comparable period in 2005. This increase is primarily attributable to an increase in Homebuilding pretax income to $100.5 million for the three months ended June 30, 2006, from $71.0 million for the three months ended June 30, 2005.

Our effective tax rate was 36.8% and 37.8% for the three months ended June 30, 2006 and 2005, respectively. This change primarily is due to the impact of the American Jobs Creation Act of 2004 and a decrease in state income taxes resulting from a shift in income to states with lower tax rates.

As a result of the above, net income increased to $67.6 million (or $1.10 per diluted share) for the three months ended June 30, 2006 from $45.7 million (or $0.79 per diluted share) for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Total revenues increased 12% to $1,306.5 million for the six months ended June 30, 2006, from $1,170.8 million for the six months ended June 30, 2005. This increase is attributable to an increase in Homebuilding revenues of 11%, and an increase in Financial Services revenues of 52%.

Income before provision for income taxes increased by 68% to $194.2 million for the six months ended June 30, 2006, from $115.6 million for the comparable period in 2005. This increase is primarily attributable to an increase in Homebuilding pretax income to $183.3 million for the six months ended June 30, 2006, from $111.9 million for the six months ended June 30, 2005.

Our effective tax rate was 36.9% and 37.7% for the six months ended June 30, 2006 and 2005, respectively. This change primarily is due to the impact of the American Jobs Creation Act of 2004 and a decrease in state income taxes resulting from a shift in income to states with lower tax rates.

As a result of the above, net income increased to $122.6 million (or $1.99 per diluted share) for the six months ended June 30, 2006 from $72.1 million (or $1.24 per diluted share) for the six months ended June 30, 2005.

Selected Homebuilding Operations and Financial Data

The following tables set forth certain operating and financial data for our homebuilding operations in our four major geographic regions, Florida, the Mid-Atlantic, Texas, and the West (dollars in millions, except average price in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Deliveries:	Homes	$	Homes	$	Homes	$	Homes	$

Consolidated:
Florida	753	$278.9	760	$223.3	1,499	$544.9	1,517	$436.2
Mid-Atlantic	171	64.7	155	64.3	333	134.7	277	111.3
Texas	768	186.7	454	110.2	1,413	344.8	847	204.3
West	342	111.3	643	184.3	663	203.5	1,238	342.7

Consolidated total	2,034	641.6	2,012	582.1	3,908	1,227.9	3,879	1,094.5
Unconsolidated joint ventures:
Florida	689	204.9	—	—	1,061	321.1	—	—
Mid-Atlantic	28	8.3	32	9.6	88	25.8	47	13.8
West	473	175.2	171	55.5	936	343.7	297	89.6

Total unconsolidated joint ventures	1,190	388.4	203	65.1	2,085	690.6	344	103.4

Combined total	3,224	$1,030.0	2,215	$647.2	5,993	$1,918.5	4,223	$1,197.9

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Net Sales Orders(1):	Homes	$	Homes	$	Homes	$	Homes	$

Consolidated:
Florida	624	$237.1	776	$261.3	1,250	$491.9	1,482	$514.9
Mid-Atlantic	175	70.2	205	89.5	334	137.4	396	173.4
Texas	825	208.7	735	190.7	1,643	411.9	1,424	356.5
West	222	78.8	983	310.0	776	270.7	1,818	584.6

Consolidated total	1,846	594.8	2,699	851.5	4,003	1,311.9	5,120	1,629.4
Unconsolidated joint ventures:
Florida	86	46.4	—	—	120	68.4	—	—
Mid-Atlantic	15	3.2	67	24.3	58	14.8	100	34.3
West	170	44.0	419	155.1	584	185.3	700	247.8

Total unconsolidated joint ventures	271	93.6	486	179.4	762	268.5	800	282.1

Combined total	2,117	$688.4	3,185	$1,030.9	4,765	$1,580.4	5,920	$1,911.5

(1)	Net of cancellations

	June 30, 2006			June 30, 2005
			Avg			Avg
Sales Backlog:	Homes	$	Price	Homes	$	Price

Consolidated:
Florida	2,688	$983.7	$366	2,861	$977.5	$342
Mid-Atlantic	247	97.3	$394	465	204.0	$439
Texas	1,468	386.6	$263	1,120	289.6	$259
West	964	371.0	$385	1,889	630.8	$334

Consolidated total	5,367	1,838.6	$343	6,335	2,101.9	$332
Unconsolidated joint ventures:
Florida	2,173	642.9	$296	32	7.7	$242
Mid-Atlantic	62	20.3	$328	189	60.1	$318
West	1,191	427.1	$359	904	321.3	$355

Total unconsolidated joint ventures	3,426	1,090.3	$318	1,125	389.1	$346

Combined total	8,793	$2,928.9	$333	7,460	$2,491.0	$334

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
		Sales		Sales		Sales		Sales
Average Price:	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders

Consolidated:
Florida	$370	$380	$294	$337	$364	$394	$288	$347
Mid-Atlantic	$378	$401	$415	$437	$405	$411	$402	$438
Texas	$243	$253	$243	$259	$244	$251	$241	$250
West	$325	$355	$287	$315	$307	$349	$277	$322
Consolidated total	$315	$322	$289	$316	$314	$328	$282	$318
Unconsolidated joint ventures:
Florida	$297	$539	—	—	$303	$570	—	—
Mid-Atlantic	$297	$218	$301	$362	$293	$255	$293	$344
West	$370	$259	$324	$370	$367	$317	$302	$354
Total unconsolidated joint ventures	$326	$345	$321	$369	$331	$352	$301	$353
Combined total	$319	$325	$292	$324	$320	$332	$284	$323

The following table shows our approximate homesite inventory by region and in total for the periods indicated:

Land Supply	June 30, 2006	December 31, 2005

Consolidated:
Florida	20,300	20,100
Mid-Atlantic	6,200	7,300
Texas	14,000	12,400
West	39,700	29,100

Consolidated total	80,200	68,900
Unconsolidated joint ventures:
Florida	19,500	19,800
Mid-Atlantic	300	400
Texas	500	500
West	5,500	4,700

Unconsolidated joint ventures total	25,800	25,400

Combined total(1)	106,000	94,300

(1)	Includes approximately 73,300 and 60,700 homesites under option contracts by us and our unconsolidated joint ventures as of June 30, 2006 and December 31, 2005, respectively.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Homebuilding revenues increased 7% to $659.6 million for the three months ended June 30, 2006, from $615.8 million for the three months ended June 30, 2005. This increase is due to an increase in revenues from home sales to $641.6 million for the three months ended June 30, 2006, from $582.1 million for the comparable period in 2005, partially offset by a decrease in revenues from land sales to $18.0 million for the three months ended June 30, 2006, as compared to $33.7 million for the three months ended June 30, 2005. The 10% increase in revenue from home sales was due to a 9% increase in the average price of consolidated homes delivered to $315,000 from $289,000 in the comparable period of the prior year. The increase in the average price of homes delivered is due to increased demand in many of our markets during 2005 which allowed us to increase prices and to a lesser degree to changes in product mix. Revenues from land sales may fluctuate significantly from period to period as we sell tracts of land or developed homesites in an attempt to diversify our risk and recognize embedded profits. As part of our land inventory management strategy, we regularly review our land portfolio. As a result of these reviews, we will seek to sell land when we have changed our strategy for a certain property and/or we have determined that the potential profit realizable from a sale of a property outweighs the economics of developing a community. In addition, from time to time, we acquire large tracts of entitled and unentitled land where we expect that a portion of such land, during or after the development process, will be sold to third parties. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future.

Our homebuilding gross profit increased 20% to $164.6 million for the three months ended June 30, 2006, from $137.7 million for the three months ended June 30, 2005. This increase is primarily due to improved gross margin on home sales. Our gross margin on home sales increased to 24.9% for the three months ended June 30, 2006, from 23.0% for the three months ended June 30, 2005. This increase from period to period is primarily due to increased prices of homes delivered in markets with strong housing demand partially offset by higher incentives realized on homes delivered. For the three months ended June 30, 2006, our incentives on a per delivery basis increased 107% to $16,700 per home delivered as compared to $8,100 per home delivered for the three months ended June 30, 2005. For the three months ended June 30, 2006, we generated gross profit from land sales of $5.2 million, as compared to $3.8 million for the comparable period in 2005.

SG&A expenses increased to $104.4 million for the three months ended June 30, 2006, from $77.1 million for the three months ended June 30, 2005. The increase in SG&A expenses is due primarily to: (1) an increase of $7.3 million in compensation due to increased incentive compensation tied to 2006 earnings for the first half of the year, including increased income from unconsolidated joint ventures; (2) $6.4 million in severance expenses resulting from employee termination benefits and contract termination costs relating to certain consulting contracts from which we do not expect to receive economic benefit during the remaining terms; (3) an increase of $7.2 million in commissions and advertising costs, as a result of the more challenging housing market; (4) an increase in professional and consulting fees of $2.0 million; and (5) an increase of $1.5 million in stock-based compensation.

SG&A expenses as a percentage of revenues from home sales for the three months ended June 30, 2006 increased to 16.3%, as compared to 13.2% for the three months ended June 30, 2005. The 310 basis point increase in SG&A expenses as a percentage of home sales revenues is due to the factors discussed above. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses incurred by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses. For the three months ended June 30, 2006, the income associated with these joint ventures was $37.9 million, including management fees of $10.8 million, and is shown separately as income from joint ventures in our consolidated statement of income.

Our income from joint ventures increased to $37.9 million for the three months ended June 30, 2006 from $8.1 million for the three months ended June 30, 2005. The increase in joint venture income is due to: (1) an increase in the number of joint ventures; (2) an increase in the number of joint venture deliveries to 1,190 deliveries for the three months ended June 30, 2006 from 203 deliveries for the three months ended June 30, 2005; and (3) an increase in management fees of $5.2 million, to $10.8 million for the three months ended June 30, 2006 from $5.6 million for the three months ended June 30, 2005.

Our net profit margin is calculated by dividing net income by home sales revenues. For the three months ended June 30, 2006, our net profit margin increased to 10.5% from 7.9% due to improved gross margins on home sales and increased income from unconsolidated joint ventures.

Net Sales Orders and Homes in Backlog (combined)

For the three months ended June 30, 2006, net sales orders decreased by 34% as compared to the same period in 2005. The decrease in net sales orders is due to: (1) decreased demand in certain markets that had previously experienced high demand, which has resulted in a decrease in customer traffic; (2) higher cancellation rates; (3) intentional efforts to slow sales rates to match our production rates, particularly in our Transeastern joint venture; and (4) land development and permitting issues that prevented us from opening certain communities within previously anticipated time frames. We expect these factors to continue to negatively impact our combined net sales orders until the markets normalize.

Our gross sales for the three months ended June 30, 2006, decreased by 12% as compared to the same period in 2005. Our cancellation rate increased to 35% for the three months ended June 30, 2006 from 14% for the three months ended June 30, 2005. All of our regions, except our Texas region, have experienced an increase in cancellation rates for the quarter as compared to 2005. Our West region had the largest increase in cancellation rate to 55% for the three months ended June 30, 2006 from 12% for the three months ended June 30, 2005. The cancellation rates for our Florida, Mid-Atlantic and Texas regions were 32%, 27% and 24%, respectively, for the three months ended June 30, 2006.

We had 8,793 homes in backlog as of June 30, 2006, as compared to 7,460 homes in backlog as of June 30, 2005. The increase in backlog primarily is due to the acquisition of Transeastern’s homebuilding assets and operations in August 2005 which included a significant amount of backlog (3,038 homes), partially offset by a decline in net sales orders. However, from December 31, 2005, our homes in backlog have declined by 12% from 10,021 homes in backlog due primarily to the trend of declining net sales orders as compared to the increase in deliveries.

Backlog Sales Value (consolidated)

The sales value of backlog decreased 13% to $1.8 billion at June 30, 2006, from $2.1 billion at June 30, 2005, due to a 15% decrease of homes in backlog to 5,367 as of June 30, 2006 from 6,335 as of June 30, 2005. The decrease of homes in backlog was offset by an increase in the average selling price of homes in backlog to $343,000 from $332,000 from period to period. The increase in the average selling price of homes in backlog was primarily due to our ability to increase prices in markets with strong housing demand during 2005 as well as our continued efforts to phase sales to maximize gross margins.

Joint Venture Backlog Sales Value

Joint venture revenues are not included in our consolidated financial statements. At June 30, 2006, the sales value of our joint ventures’ homes in backlog was $1.1 billion compared to $389.1 million at June 30, 2005. This increase is due primarily to the acquisition of the Transeastern operations.

Financial Services

Financial Services revenues increased to $17.4 million for the three months ended June 30, 2006, from $11.4 million for the three months ended June 30, 2005. This 52% increase is due primarily to an increase in the number of closings at our title operations and increased gains in selling mortgages in the secondary market by our mortgage operations due to a shift toward more fixed rate mortgages. For the three months ended June 30, 2006, our mix of mortgage originations was 19% adjustable rate mortgages (of which approximately 89% were interest only) and 81% fixed rate mortgages, which is a shift from 40% adjustable rate mortgages and 60% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the three months ended June 30, 2006 was 731, and the average loan to value ratio on first mortgages was 76%. For the three months ended June 30, 2006, approximately 10% of our homebuyers paid in cash as compared to 11% during the three months ended June 30, 2005. Our combined mortgage operations capture ratio for non-cash homebuyers increased to 67% (excluding the Transeastern JV) for the three months ended June 30, 2006 from 61% for the three months ended June 30, 2005. The number of closings at our mortgage operations increased to 1,605 for the three months ended June 30, 2006, from 1,267 for the three months ended June 30, 2005. Our combined title operations capture ratio increased to 97% of our homebuyers for the three months ended June 30, 2006, from 87% for the comparable period in 2005. The capture ratio for the three months ended June 30, 2005 was affected by an organizational change in our Phoenix operations causing a loss of closings during the period. The number of closings at our title operations increased to 6,621 for the three months ended June 30, 2006, from 5,938 for the same period in 2005. Non-affiliated customers accounted for approximately 68% of our title company revenues for the three months ended June 30, 2006.

Financial Services expenses increased to $11.0 million for the three months ended June 30, 2006, from $9.0 million for the three months ended June 30, 2005. This 22% increase is a result of increased compensation and slightly higher staff levels.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Homebuilding revenues increased 11% to $1,273.9 million for the six months ended June 30, 2006, from $1,149.4 million for the six months ended June 30, 2005. This increase is due to an increase in revenues from home sales to $1,227.9 million for the six months ended June 30, 2006, from $1,094.5 million for the comparable period in 2005, partially offset by a decrease in revenues from land sales to $46.0 million for the six months ended June 30, 2006, as compared to $54.9 million for the six months ended June 30, 2005. The 12% increase in revenue from home sales was due to an 11% increase in the average price of consolidated homes delivered to $314,000 from $282,000 in the comparable period of the prior year. The increase in the average price of homes delivered is due to increased demand in many of our markets during 2005 which allowed us to increase prices and to a lesser degree to changes in product mix.

Our homebuilding gross profit increased 24% to $315.0 million for the six months ended June 30, 2006, from $253.5 million for the six months ended June 30, 2005. This increase is primarily due to improved gross margin on home sales offset by $5.4 million of asset impairment losses resulting from the write-down of assets under development to fair market value. Our gross margin on home sales increased to 25.0% for the six months ended June 30, 2006, from 22.4% for the six months ended June 30, 2005. This increase from period to period is primarily due to increased prices of homes delivered in markets with strong housing demand partially offset by higher incentives realized on homes delivered. For the six months ended June 30, 2006, our incentives on a per delivery basis increased 69% to $14,400 per home delivered as compared to $8,500 per home delivered for the six months ended June 30, 2005. For the six months ended June 30, 2006, we generated gross profit from land sales of $8.3 million, as compared to $8.2 million for the comparable period in 2005.

SG&A expenses increased to $201.8 million for the six months ended June 30, 2006, from $156.5 million for the six months ended June 30, 2005. The increase in SG&A expenses is due primarily to: (1) an increase of $21.2 million in compensation due to increased incentive compensation tied to forecasted 2006 earnings for the first half of the year, including increased income from unconsolidated joint ventures; (2) an increase of $7.1 million in severance expenses resulting from employee termination benefits and contract termination costs relating to certain consulting contracts for which we do not expect to receive economic benefit during the remaining terms; (3) an increase of $10.3 million in commissions and advertising costs, as a result of the more challenging housing market; (4) an increase in professional and consulting fees of $1.7 million; and (5) an increase of $2.1 million in stock-based compensation, partially offset by a decrease in litigation settlements of $3.9 million.

SG&A expenses as a percentage of revenues from home sales for the six months ended June 30, 2006 increased to 16.4%, as compared to 14.3% for the six months ended June 30, 2005. The 210 basis point increase in SG&A expenses as a percentage of home sales revenues is due to the factors discussed above. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses incurred by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses. For the six months ended June 30, 2006, the income associated with these joint ventures was $65.7 million, including management fees of $21.8 million, and is shown separately as income from joint ventures in our consolidated statement of income.

Our income from joint ventures increased to $65.7 million for the six months ended June 30, 2006 from $10.7 million for the six months ended June 30, 2005. The increase in joint venture income is due to: (1) an increase in the number of joint ventures; (2) an increase in the number of joint venture deliveries to 2,085 deliveries for the six months ended June 30, 2006 from 344 deliveries for the six months ended June 30, 2005; and (3) an increase in management fees of $14.9 million, to $21.8 million for the six months ended June 30, 2006 from $6.9 million for the six months ended June 30, 2005.

Our net profit margin is calculated by dividing net income by home sales revenues. For the six months ended June 30, 2006, our net profit margin increased to 10.0% from 6.6% due to improved gross margins on home sales and increased income from unconsolidated joint ventures.

Net Sales Orders (combined)

For the six months ended June 30, 2006, net sales orders decreased by 20% as compared to the same period in 2005. The decrease in net sales orders is due to: (1) decreased demand in certain markets that had previously experienced high demand, which has resulted in a decrease in customer traffic; (2) intentional efforts to slow sales rates to match our production rates, particularly in our Transeastern joint venture; (3) higher cancellation rates; and (4) land development and permitting issues that prevented us from opening certain communities within previously anticipated time frames. We expect these factors to continue to negatively impact our combined net sales orders until the markets normalize.

Our gross sales for the six months ended June 30, 2006, decreased by 2% as compared to the same period in 2005. Our cancellation rate increased to 29% for the six months ended June 30, 2006 from 14% for the six months ended June 30, 2005. All of our regions experienced an increase in cancellation rates. Our West region had the largest increase in cancellation rate to 36% for the six months ended June 30, 2006 from 12% for the six months ended June 30, 2005.

Financial Services

Financial Services revenues increased to $32.6 million for the six months ended June 30, 2006, from $21.4 million for the six months ended June 30, 2005. This 52% increase is due primarily to an increase in the number of closings at our title operations and increased gains in selling mortgages in the secondary market by our mortgage operations due to a shift toward more fixed rate mortgages. For the six months ended June 30, 2006, our mix of mortgage originations was 20% adjustable rate mortgages (of which approximately 89% were interest only) and 80% fixed rate mortgages, which is a shift from 41% adjustable rate mortgages and 59% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the six months ended June 30, 2006 was 729, and the average loan to value ratio on first mortgages was 77%. For the six months ended June 30, 2006, approximately 11% of our homebuyers paid in cash as compared to 10% during the six months ended June 30, 2005. Our combined mortgage operations capture ratio for non-cash homebuyers increased to 67% (excluding the Transeastern JV) for the six months ended June 30, 2006 from 61% for the six months ended June 30, 2005. The number of closings at our mortgage operations increased to 3,043 for the six months ended June 30, 2006, from 2,403 for the six months ended June 30, 2005. Our combined title operations capture ratio increased to 97% of our homebuyers for the six months ended June 30, 2006, from 84% for the comparable period in 2005. The capture ratio for the six months ended June 30, 2005 was affected by an organizational change in our Phoenix operations causing a loss of closings during the period. The number of closings at our title operations increased to 12,337 for the six months ended June 30, 2006, from 10,538 for the same period in 2005. Non-affiliated customers accounted for approximately 67% of our title company revenues for the six months ended June 30, 2006.

Financial Services expenses increased to $21.7 million for the six months ended June 30, 2006, from $17.7 million for the six months ended June 30, 2005. This 23% increase is a result of increased compensation and slightly higher staff levels.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our Homebuilding operations’ primary uses of cash have been for land acquisitions, construction and development expenditures, joint venture investments, and SG&A expenditures. Our sources of cash to finance these uses have been primarily cash generated from operations and cash from our financing activities.

Our Financial Services operations primarily use cash to fund mortgages, prior to their sale, and SG&A expenditures. We rely primarily on internally generated funds, which include the proceeds generated from the sale of mortgages, and on the mortgage operations’ warehouse lines of credit to fund these operations.

At June 30, 2006, we had unrestricted cash and cash equivalents of $47.3 million as compared to $34.9 million at December 31, 2005.

Our net income generally is our most significant source of operating cash flow. However, because of our growth in recent periods, our operations have generally used more cash than they have generated. As a result, cash used in operating activities was $169.0 million during the six months ended June 30, 2006, as compared to $171.9 million during the six months ended June 30, 2005. The use of cash in operating activities primarily is due to $274.3 million in additional inventory to support our growth. These expenditures have been financed by retaining earnings, borrowings under our revolving credit facility and the issuance of senior notes.

Cash used in investing activities was $0.8 million during the six months ended June 30, 2006, as compared to cash used in investing activities of $17.9 million during the six months ended June 30, 2005. The decrease in cash used in investing activities is primarily due to an increase of $15.6 million in capital distributions received from our investments in unconsolidated joint ventures and a decrease of $13.3 million spent for investments in unconsolidated joint ventures; this was partially offset by an increase in loans to unconsolidated joint ventures of $7.5 million and an increase in net additions to property and equipment of $4.3 million during the six months ended June 30, 2006.

Financing Activities

Our consolidated borrowings at June 30, 2006 were $1.1 billion, up from $911.7 million at December 31, 2005. At June 30, 2006, our Homebuilding borrowings of $1.1 billion included $300.0 million of 9% senior notes due 2010, $250.0 million of 8 1/4% senior notes due 2011, $185.0 million of 10 3/8% senior subordinated notes due 2012, $125.0 million of 7 1/2% senior subordinated notes due 2011, and $200.0 million of 7 1/2% senior subordinated notes due 2015. Our weighted average debt to maturity is 5.5 years, while our average inventory turnover is 1.2 times per year.

On April 12, 2006 we issued $250.0 million of 8 1/4% senior notes due 2011. The net proceeds of $248.8 million were used to repay amounts outstanding under our revolving credit facility. In connection with the issuance of the 8 1/4% senior notes, we agreed to file within 90 days of issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions), commence such exchange offer within 180 days of issuance and consummate such exchange offer within 45 days of the registration statement being declared effective by the SEC. To the extent that we fail to comply with these requirements, special interest will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default and shall increase by 0.25% per annum at the end of each subsequent 90-day period, up to a maximum of 1.0% per annum. We filed the registration statement covering the exchange offer within the prescribed period, and have until October 9, 2006 to have the registration statement declared effective.

Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt. The indentures governing the senior notes and senior subordinated notes generally require us to maintain a minimum consolidated net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or declare dividends or other restricted payments, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts, and merge or consolidate with other entities. Interest on our outstanding senior notes and senior subordinated notes is payable semi-annually.

Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 48.2% at June 30, 2006 from 46.7% at December 31, 2005, due primarily to the issuance of $250.0 million of senior notes for cash used in operations. As noted above, we have made significant investments in inventory which we have financed, in part, through debt, additional equity, and internally generated cash. We believe that our financial leverage is appropriate given our industry and size.

	Homebuilding Net Debt to Capital
	June 30, 2006	December 31, 2005
	(Dollars in millions)

Notes payable	$1,060.5	$811.6
Bank borrowings	—	65.0

Homebuilding borrowings(1)	$1,060.5	$876.6
Less: unrestricted cash	39.6	26.2

Homebuilding net debt	$1,020.9	$850.4
Stockholders’ equity	1,098.6	971.3

Total capital(2)	$2,119.5	$1,821.7

Ratio	48.2%	46.7%

(1)	Does not include obligations for inventory not owned of $218.5 million at June 30, 2006 and $124.6 million at December 31, 2005, all of which are non-recourse to us.

(2)	Does not include Financial Services bank borrowings of $38.2 million at June 30, 2006 and $35.1 million at December 31, 2005.

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

Our revolving credit facility permits us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $400.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). The revolving credit facility expires on March 9, 2010. As of June 30, 2006, we had no borrowings under the revolving credit facility and had issued letters of credit totaling $281.0 million. As of June 30, 2006, we had $420.0 million in availability, all of which we could have borrowed without violating any of our debt covenants.

Our mortgage subsidiary has the ability to borrow up to $200.0 million under two warehouse lines of credit to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”) provides for revolving loans of up to $150.0 million. Our mortgage subsidiary’s other warehouse line of credit (the “Secondary Warehouse Line of Credit”) is comprised of (1) a credit facility providing for revolving loans of up to $30.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $20.0 million in mortgage loans generated by our mortgage subsidiary. The Primary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Secondary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125%. The Primary Warehouse Line of Credit expires on December 8, 2006 and the Secondary Warehouse Line of Credit expires on February 11, 2007. Both warehouse lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At June 30, 2006, we had $38.2 million in borrowings under our mortgage subsidiary’s warehouse lines of credit.

We also have on file with the Commission a universal shelf registration statement registering debt securities, guarantees of debt securities, common stock, preferred stock, warrants, stock purchase contracts, stock purchase units, and depositary shares. During the six months ended June 30, 2006, we did not issue any securities under this shelf registration. As of June 30, 2006, we can issue up to $406.0 million of securities under this shelf registration statement.

We believe that we have adequate financial resources, including unrestricted cash, availability under our revolving credit facility and the warehouse lines of credit, and relationships with financial partners to meet our current and anticipated working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $93.5 million (at June 30, 2006, based on the outstanding balances and interest rates as of such date). However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify capital market opportunities or new growth opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional debt or equity financing to operate or expand our business.

At June 30, 2006, the amount of our annual debt service payments was $93.5 million. This amount included annual debt service payments on the senior and senior subordinated notes of $91.2 million and interest payments on the warehouse lines of credit of $2.3 million based on the balances outstanding as of June 30, 2006. The amount of our annual debt service payments on the warehouse lines of credit fluctuate based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payment by $0.4 million per year.

Off Balance Sheet Arrangements

Land and Homesite Option Contracts

We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. Option contracts allow us to control significant homesite positions with a minimal capital investment and substantially reduce the risk associated with land ownership and development. At June 30, 2006, we had refundable and non-refundable deposits of $215.3 million and had issued letters of credit of approximately $247.3 million associated with our option contracts. The financial exposure for nonperformance on our part in these transactions generally is limited to our deposits and/or letters of credit.

Additionally, at June 30, 2006, we had performance/surety bonds outstanding of approximately $303.7 million and letters of credit outstanding of approximately $33.7 million primarily related to land development activities.

Investments in Unconsolidated Joint Ventures

We have entered, and expect to continue to enter, into joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. At June 30, 2006, we had investments in unconsolidated joint ventures of $249.9 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At June 30, 2006, we had receivables of $83.0 million from these joint ventures due to loans and advances, unpaid management fees and other items. The debt covenants under our revolving credit facility contain limitations on the amount of our direct cash investments in joint ventures.

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

•	our expectations regarding our continued use of option contracts and investments in unconsolidated joint ventures to control homesites, reduce and share the risks associated with land ownership and development, and manage our business, and their effect on our business;

•	our expectations regarding the labor and supply shortages and increases in costs of materials caused by the recent active hurricane seasons and rising costs of petroleum;

•	our expectations regarding the impact on our business and profits of intentional efforts by us and our joint ventures to slow sales rates to match production rates;

•	our expectations regarding the effects and causes of decreased demand in the housing market, and the effects of intentional efforts to slow sales rates to match production rates, higher cancellation rates, and land development and permitting issues on our combined net sales orders;

•	our response to the challenging housing market;

•	our expectation that our gross margins on home sales will be negatively impacted due to increased sales incentives and product mix shifts;

•	our expectations regarding our use of cash in operations;

•	our beliefs and expectations regarding our land acquisition strategy, future land sales and the opportunities for profit;

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our annual debt service payments, and land acquisition and development needs;

•	our estimates of the amount of pre-tax expense we will record in accordance with FAS 123R; and

•	our expectations regarding the timing of recognition of compensation expense related to unvested stock option awards.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The most important factors that could cause the assumptions underlying forward-looking statements and actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as increases in interest rates, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies in our homebuilding operations and financial services business;

•	our ability to successfully dispose of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our relationship with Technical Olympic S.A. and its control over our business activities;

•	events which would impede our ability to open new communities and/or deliver homes within anticipated timeframes and/or within anticipated budgets;

•	an increase in the cost, or shortages in the availability, of qualified labor and materials;

•	our ability to compete in our existing and future markets;

•	our ability to successfully enter into, utilize, and recognize the anticipated benefits of, joint ventures and option contracts;

•	a decline in the value of the land and home inventories we maintain;

•	currently unanticipated delays or disruptions in the land development, permitting or construction process;

•	the impact of hurricanes, tornadoes or other natural disasters or weather conditions on our business, including the potential for shortages and increased costs of materials and qualified labor and the potential for delays in construction and obtaining government approvals;

•	an increase or change in government regulations, or in the interpretation and/or enforcement of existing governmental regulations; and

•	the impact of any or all of the above risks on the operations or financial results of our unconsolidated joint ventures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our senior and senior subordinated notes offerings, as of June 30, 2006, $1.1 billion of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our warehouse lines of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of June 30, 2006, we had $38.2 million drawn under our warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $0.4 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.

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

Our Annual Report on Form 10-K for the year ended December 31, 2005 contains further information regarding our market risk. As of June 30, 2006, there have been no material changes in our market risk since December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2006. Based on such evaluation, such officers have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”).

The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2005 Form 10-K.

As previously disclosed in risk factors contained in our 2005 Form 10-K, our operations are concentrated in Florida, Texas, and Arizona and adverse economic or other business conditions, including excess housing supply or decreased consumer confidence in the real estate market in these markets or in any of the other markets in which we operate, all of which are outside of our control, could have an adverse effect on our revenues and earnings. During the quarter ended June 30, 2006, we experienced a significant decline in sales orders and an increase in cancellation rates in all of our regions, except our Texas region, as compared to 2005. We attribute these developments to, among other things, increased inventory of new and used homes for sale, the impact of concerns from prospective homebuyers over rising interest rates and home prices and a decline in homebuyer consumer confidence. In addition, during the quarter ended June 30, 2006, we increased sales incentives and advertising expenditures and broker commissions as a result of the slowdown in the housing market, which negatively affected our profit margins. We expect that these economic and other business conditions will continue for the foreseeable future. These developments have had, and may continue to have, a material adverse effect on our financial condition, revenues and results of operations. See 2005 Form 10-K, Item 1A, “Risks Related to Our Business — Economic downturns, excess housing supply or decreased consumer confidence in the geographic areas in which we operate could adversely affect demand and prices for new homes in those areas and could have an adverse effect on our revenues and earnings” and “Risks Related to Our Industry — Changes in economic or other business conditions could adversely affect demand and prices for new homes, which could decrease our revenues.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2006, we held our annual meeting of stockholders (the “2006 Annual Meeting”). At the meeting, stockholders voted on (i) the election of eleven directors to serve for a term of one year; and (ii) the approval and adoption of the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, as amended and restated effective January 1, 2006. The voting results were as follows:

Election of Directors

Name of Nominee	For	Withheld

Konstantinos Stengos	47,713,468	7,892,298
Antonio B. Mon	47,758,025	7,847,741
Andreas Stengos	47,660,768	7,944,998
George Stengos	47,660,768	7,944,998
Marianna Stengou	47,654,768	7,950,998
Larry D. Horner	55,219,187	386,579
William A. Hasler	47,111,402	8,494,364
Michael J. Poulos	54,073,514	1,532,252
Susan B. Parks	55,305,762	300,004
J. Bryan Whitworth	54,052,895	1,552,871
Tommy L. McAden	46,507,253	9,098,513

Approval and Adoption of the Amended and Restated Annual and Long-Term Incentive Plan

For	Against	Abstain	Broker non-votes

51,380,925	1,739,748	35,856	2,449,237

ITEM 5.	OTHER INFORMATION

On August 4, 2006, we entered into an Amendment to Employment Agreement with each of Andreas Stengos, an Executive Vice President of the Company, and, George Stengos, Executive Vice President of the Company (collectively the “Amendments”). The Amendments were effective as of August 4, 2006. Copies of the Amendments are filed as Exhibits 10.32(a) and 10.33(a) to this Form 10-Q and incorporated by reference herein.

The original employment agreements with Messrs. Stengos were amended to provide each Executive certain additional payments if either (i) they terminated their employment with us within 60 days of a change of control (as defined in the respective Amendment) of either us or Technical Olympic S.A. or (ii) we terminated their employment with us within 60 days of a change of control of either us or Technical Olympic S.A. In such case, the Amendments provide that the Executive will receive severance payments equal to three times his base salary plus three times the bonus, if any, paid to employee in the prior fiscal year.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

10	.32(a)	Amendment to Employment Agreement, dated August 4, 2006, by and between Technical Olympic USA, Inc. and Andreas Stengos.
10	.33(a)	Amendment to Employment Agreement, dated August 4, 2006, by and between Technical Olympic USA, Inc. and George Stengos.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technical Olympic USA, Inc.

By:	/s/ Randy L. Kotler
Name: Randy L. Kotler

Title:	Senior Vice President,
Interim Chief Financial Officer and
Chief Accounting Officer

Date: August 7, 2006