Form 10-Q
period 2006-09-30
TECHNICAL OLYMPIC USA INC
filed 2006-11-14
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,590,519 shares of common stock as of November 8, 2006.

TECHNICAL OLYMPIC USA, INC.

INDEX

		Page

PART I.	Financial Information	3
ITEM 1.	Financial Statements (Unaudited)	3
	Consolidated Statements of Financial Condition	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	54
ITEM 4.	Controls and Procedures	54

PART II.	Other Information	55
ITEM 1A.	Risk Factors	55
ITEM 6.	Exhibits	56
	Signatures	57
EX-10.2 Credit Agreement
EX-10.3 Sr. Mezzanine Credit Agreement
EX-10.4 Jr Mezzanine Credit Agreement
EX-10.5 Completion Agreement
EX-10.6 Carve Out Guaranty
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in millions, except par value)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$27.4	$26.2
Restricted	3.0	3.1
Inventory:
Deposits	224.0	218.5
Homesites and land under development	720.6	650.3
Residences completed and under construction	1,003.6	747.4
Inventory not owned	304.0	124.6

	2,252.2	1,740.8
Property and equipment, net	30.3	27.1
Investments in unconsolidated joint ventures	134.1	254.5
Receivables from unconsolidated joint ventures, net of allowance of $73.6 million at September 30, 2006	20.3	60.5
Other assets	158.6	133.2
Goodwill	104.0	108.8

	2,729.9	2,354.2
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	6.7	8.7
Restricted	3.3	3.1
Mortgage loans held for sale	49.2	43.9
Other assets	12.9	12.8

	72.1	68.5

Total assets	$2,802.0	$2,422.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

HOMEBUILDING:
Accounts payable and other liabilities	$299.2	$329.4
Customer deposits	70.7	79.3
Obligations for inventory not owned	304.0	124.6
Notes payable	1,060.6	811.6
Bank borrowings	—	65.0

	1,734.5	1,409.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	6.3	6.4
Bank borrowings	42.5	35.1

	48.8	41.5

Total liabilities	1,783.3	1,451.4
Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 59,590,519 and 59,554,977 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively	0.6	0.6
Additional paid-in capital	480.4	480.5
Unearned compensation	—	(7.7)
Retained earnings	537.7	497.9

Total stockholders’ equity	1,018.7	971.3

Total liabilities and stockholders’ equity	$2,802.0	$2,422.7

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)

HOMEBUILDING:
Revenues:
Home sales	$597.9	$562.8	$1,825.8	$1,657.3
Land sales	13.8	99.8	59.8	154.7

	611.7	662.6	1,885.6	1,812.0
Cost of sales, including inventory impairments and abandonment costs:
Home sales	494.4	407.5	1,415.6	1,256.7
Land sales	32.7	69.9	70.4	116.6

	527.1	477.4	1,486.0	1,373.3

Gross profit	84.6	185.2	399.6	438.7
Selling, general and administrative expenses	85.3	90.2	287.1	246.7
(Income) loss from joint ventures, net	119.4	(13.3)	53.7	(24.0)
Other (income) expenses, net	0.1	(1.6)	(4.3)	(5.8)
Goodwill impairment	5.7	—	5.7	—

Homebuilding pretax income (loss)	(125.9)	109.9	57.4	221.8
FINANCIAL SERVICES:
Revenues	15.8	13.4	48.4	34.8
Expenses	10.8	10.4	32.5	28.1

Financial Services pretax income	5.0	3.0	15.9	6.7

Income (loss) before provision (benefit) for income taxes	(120.9)	112.9	73.3	228.5
Provision (benefit) for income taxes	(40.9)	42.6	30.7	86.1

Net income (loss)	$(80.0)	$70.3	$42.6	$142.4

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(1.34)	$1.24	$0.72	$2.53

Diluted	$(1.34)	$1.18	$0.70	$2.43

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	59,590,519	56,753,826	59,580,062	56,304,544

Diluted	59,590,519	59,392,423	61,150,782	58,569,725

CASH DIVIDENDS PER SHARE	$0.015	$0.015	$0.045	$0.042

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net income	$42.6	$142.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10.7	9.6
Non-cash compensation	7.8	7.6
Loss on impairment of inventory and abandonment costs	57.6	1.9
Impairment of investments in/receivables from unconsolidated joint ventures	148.4	—
Impairment of goodwill	5.7	—
Deferred income taxes	(69.5)	—
Undistributed equity in earnings from unconsolidated joint ventures	(5.3)	(8.9)
Distributions of earnings from unconsolidated joint ventures	19.7	—
Changes in operating assets and liabilities:
Restricted cash	(0.1)	(1.7)
Inventory	(388.5)	(423.9)
Receivables from unconsolidated joint ventures	(1.9)	—
Other assets	47.3	(113.9)
Mortgage loans held for sale	(5.3)	11.8
Accounts payable and other liabilities	(39.9)	105.5
Customer deposits	(8.6)	18.1

Net cash used in operating activities	(179.3)	(251.5)
Cash flows from investing activities:
Earn-out consideration paid for acquisitions	(0.9)	—
Net additions to property and equipment	(13.4)	(8.1)
Loans to unconsolidated joint ventures	(11.3)	(20.0)
Investments in unconsolidated joint ventures	(13.8)	(122.6)
Capital distributions from unconsolidated joint ventures	32.3	10.1

Net cash used in investing activities	(7.1)	(140.6)
Cash flows from financing activities:
Net (repayments on) borrowings from revolving credit facility	(65.0)	80.0
Net proceeds from notes offering	248.8	—
Net proceeds from equity offering	—	89.3
Net proceeds from Financial Services bank borrowings	7.4	5.6
Payments for deferred financing costs	(3.2)	(0.3)
Excess income tax benefit from exercise of stock options	0.1	—
Proceeds from stock option exercises	0.2	—
Dividends paid	(2.7)	(2.4)
Other	—	1.6

Net cash provided by financing activities	185.6	173.8
Decrease in cash and cash equivalents	(0.8)	(218.3)
Cash and cash equivalents at beginning of period	34.9	268.5

Cash and cash equivalents at end of period	$34.1	$50.2

Supplemental disclosure of non-cash financing activity:
Increase (decrease) in obligations for inventory not owned and corresponding increase (decrease) in inventory not owned	$179.4	$(56.7)

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

Segment Reporting

We have modified our disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). We had historically aggregated our homebuilding operating segments into a single reportable segment, but have restated our segment disclosure for the three and nine months ended September 30, 2005 to present disaggregated information for our four homebuilding reportable segments (see Note 11). The restatement has no impact on our consolidated statement of financial condition as of December 31, 2005, consolidated statements of operations and related earnings per share amounts for the three and nine months ended September 30, 2005 or consolidated statement of cash flows for the nine months ended September 30, 2005.

Interim Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through September 30, 2006 are not necessarily indicative of those that may be achieved for the year ending December 31, 2006. Certain information and footnote disclosures normally

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in financial statements presented in accordance with United States generally accepted accounting principles have been omitted from the accompanying financial statements. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

For the three months ended September 30, 2006 and 2005, we have eliminated inter-segment Financial Services revenues of $1.4 million and $2.7 million, respectively. For the nine months ended September 30, 2006 and 2005, we have eliminated inter-segment Financial Services revenues of $3.6 million and $6.5 million, respectively.

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

The following table represents a reconciliation of weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic weighted average shares outstanding	59,590,519	56,753,826	59,580,062	56,304,544
Net effect of common stock equivalents assumed to be exercised	—	2,638,597	1,570,720	2,265,181

Diluted weighted average shares outstanding	59,590,519	59,392,423	61,150,782	58,569,725

Revenue Recognition

In accordance with SFAS No. 66, Accounting for the Sales of Real Estate (“SFAS 66”), we deferred approximately $2.2 million in profit related to certain homes that were delivered for which our mortgage subsidiary originated interest-only loans or loans with high loan to value ratios which did not meet the initial and continuing investment requirements under SFAS 66, and the loans were still held for sale at September 30, 2006. This profit will be recognized upon the sale of the loans to a third party, with non-recourse provisions, which generally occurs within 45 days from the date the loan is originated.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statement of operations prior to January 1, 2006, except for certain options with performance-based accelerated vesting criteria and certain outstanding common stock purchase rights, as all other stock option awards granted under the plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. Additionally, in connection with the adoption of SFAS 123R, we recognized a cumulative change in accounting principle of $2.0 million, net of tax, related to certain common stock purchase rights that were accounted for under the variable accounting method. The cumulative effect of the change in accounting principle of $3.2 million, gross of tax, was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statements of operations. The adoption of SFAS 123R resulted in a charge of $10.7 million and $6.8 million to income before provision for income taxes and net income, respectively, for the nine months ended September 30, 2006. The impact of adopting SFAS 123R on both basic and diluted earnings was $0.11 per share. See Note 10 for more information on the impact of SFAS 123R on our consolidated financial statements.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year beginning January 1, 2007). We are currently reviewing the effect of this Interpretation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently reviewing the effect of this statement on our consolidated financial statements.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 expresses the Staff’s views regarding the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 16, 2006 and will be effective for our December 31, 2006 year end. We are currently reviewing the effect of this statement on our consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventory

A summary of homebuilding interest capitalized in inventory is as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest capitalized, beginning of period	$59.3	$43.1	$47.7	$36.8
Interest incurred	26.9	21.1	75.2	59.8
Less interest included in:
Cost of sales	(18.8)	(16.5)	(55.4)	(48.9)
Other	(0.3)	(4.3)	(0.4)	(4.3)

Interest capitalized, end of period	$67.1	$43.4	$67.1	$43.4

In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At September 30, 2006 and December 31, 2005, we had refundable and non-refundable deposits aggregating $224.0 million and $218.5 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits.

Homebuilders may enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which qualify as Variable Interest Entities (“VIEs”) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46(R)”). FIN 46(R) addresses consolidation by business enterprises of VIEs in which an entity absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Obligations for inventory not owned in our consolidated statements of financial condition represent liabilities associated with our land banking and similar activities, including obligations in VIEs which have been consolidated by us and in which we have a less than 50% ownership interest, and the creditors have no recourse against us. As a result, the obligations have been specifically excluded from the calculation of leverage ratios pursuant to the terms of our revolving credit facility.

In applying FIN 46(R) to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, FIN 46(R) requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is generally limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of FIN 46(R) at September 30, 2006 was to increase inventory by $72.0 million, excluding deposits of $6.1 million, which had been previously recorded, with a corresponding increase to “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs.

From time to time, we transfer title to certain parcels of land to unrelated third parties and enter into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS No. 66 we have accounted for these transactions as financing arrangements. At September 30, 2006, $232.0 million of inventory not owned and obligations for inventory not owned related to sales where we have retained a continuing involvement.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we carry long-lived assets at the lower of the carrying amount or fair value. We evaluate an asset for impairment when events and circumstances indicate that they may be impaired. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the three and nine months ended September 30, 2006, we recorded an impairment loss of $29.8 million and $35.3 million, respectively, which is included in cost of sales — home sales in the accompanying consolidated statement of operations as compared to $1.3 million for the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2006, we also recorded a charge of $20.0 million and $22.3 million, respectively, in deposits and abandonment costs, which are included in cost of sales — land sales in the accompanying consolidated statement of operations, related to land that we no longer intend to purchase or build on, as compared to $ — and $0.6 million for the three and nine months ended September 30, 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Impairment charges on active communities:
Homebuilding:
Florida	$4.5	$0.2	$5.2	$0.2
Mid-Atlantic	10.4	—	13.5	—
Texas	0.5	—	0.5	—
West	14.4	1.1	16.1	1.1

Total impairment charges on active communities	$29.8	$1.3	$35.3	$1.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Write-offs of deposits and abandonment costs:
Homebuilding:
Florida	$0.2	$—	$1.3	$—
Mid-Atlantic	7.5	—	8.0	—
Texas	—	—	0.3	0.6
West	12.3	—	12.7	—

Total write-offs of deposits and abandonment costs	$20.0	$—	$22.3	$0.6

4.	Transeastern Joint Venture

On August 1, 2005, through a joint venture (the “Transeastern JV”), of which one of our subsidiaries is a member, we completed the acquisition of substantially all of the homebuilding assets and operations of Transeastern Properties, Inc. (“Transeastern”) headquartered in Coral Springs, Florida. The other member of the joint venture is an entity controlled by the former majority owners of Transeastern. The Transeastern JV acquired Transeastern’s homebuilding assets, including work in process, finished lots and certain land option rights, for approximately $826.2 million (which included the assumption of $112.0 million of liabilities, net of $30.8 million of cash).

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Transeastern JV was funded with $675.0 million of third party debt capacity (of which $560.0 million was drawn upon acquisition), a $20.0 million subordinated loan from us and $165.0 million of equity, of which $90.0 million was contributed by us. Our $20.0 million subordinated loan to the Transeastern JV, bears interest at 18% per annum and is only payable once certain conditions and covenants under the JV agreement and the joint venture’s bank borrowings are met.

As of September 30, 2006, the Transeastern JV had $625.0 million of third party debt outstanding, which includes $400.0 million relating to a senior credit agreement, $137.5 million relating to a senior mezzanine credit agreement and $87.5 million relating to a junior mezzanine credit agreement (collectively, “the Credit Agreements”). Deutsche Bank serves as the administrative agent (the “Administrative Agent”) for each of the Credit Agreements. The Credit Agreements are secured by the Transeastern JV’s assets, which are discussed in further detail below, and ownership interests. We are responsible for certain indemnity and completion obligations in the event that the Transeastern JV fails to fulfill certain of its obligations under the Credit Agreements. The other member of the joint venture also executed an agreement with respect to indemnification. (See Limited Guarantees section below).

When the Transeastern JV was formed in August of 2005, it had more than 3,000 homes in backlog and projected 2006 deliveries of approximately 3,500 homes. Since that time, the Florida housing market has become more challenging, characterized by weak demand, an over supply of new and existing homes available for sale, increased competition, and an overall lack of buyer urgency. These conditions have caused elevated cancellation rates and downward pressure on margins, due to increased sales incentives and higher advertising and broker commissions. These conditions have caused significant liquidity problems for the Transeastern JV. In September 2006, management of the Transeastern JV developed and distributed to its members financial projections that indicated the joint venture would not have the ability to continue as a going concern under the current debt structure, at which time it began discussions with its lenders. The joint venture and its lenders are currently engaged in discussions with respect to the debt and equity structure of the joint venture and the outcome of these discussions is currently unknown and will likely remain unknown for some period of time.

As a result of these factors, we evaluated the recoverability of our investment in the Transeastern JV, under APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and have determined our investment to be fully impaired. At September 30, 2006, our investment in the Transeastern JV amounted to $143.6 million, which includes $35.0 million of member loans receivable and $16.2 million of receivables for management fees, advances and interest due to us from the Transeastern JV. During the three months ended September 30, 2006, we wrote-off our $143.6 million investment, which is included in loss from joint ventures in the accompanying consolidated statement of operations.

At September 30, 2006, the Transeastern JV had total assets of $978.0 million of which $428.1 million represented land and construction in progress. For the three months ended September 30, 2006, the Transeastern JV had revenues of $180.2 million and net income of $9.9 million. For the nine months ended September 30, 2006, the Transeastern JV had revenues of $501.2 million and net income of $26.7 million. The joint venture has not completed its impairment analysis as it relates to inventory and other intangible assets. We expect that the completion of this analysis during the three months ended December 31, 2006, will have a material impact on the total assets of the joint venture; however, the amount is currently unknown.

During the six months ended June 30, 2006, we purchased several parcels of land for an aggregate purchase price of $39.4 million from the Transeastern JV. In connection with these transactions, the Transeastern JV realized a gain of $14.1 million. We deferred our share of that gain, $7.1 million, and have recorded it as a reduction in the basis of the underlying property. While we may make purchases in the future, during the quarter ended September 30, 2006, no such purchases have occurred.

Limited Guarantees

Upon formation of the Transeastern JV, we entered into agreements relating to completion of work on property in process at the time of execution of the Credit Agreements, August 1, 2005, in the event the

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transeastern JV failed to do so (the “Completion Guarantees”) and carve out guarantees to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts by the Transeastern JV or full repayment of the loans in the event the Transeastern JV voluntarily filed for bankruptcy protection (the “Carve Out Guarantees” and collectively with the Completion Guarantees, the “Guarantees”). The other member of the joint venture also entered into Carve Out Guarantees.

On October 31, 2006 and November 1, 2006, we received letters (the “Demand Letters”) from Deutsche Bank demanding payment under the Completion and Carve Out Guarantees. The Demand Letters allege that the Transeastern JV has failed to comply with certain of its obligations pursuant to the Credit Agreements. The Demand Letters allege potential defaults and that events of default have occurred under the Guarantees that have triggered our obligations to pay all of the outstanding obligations under each of the Credit Agreements. We do not believe that our obligations pursuant to the Guarantees have been triggered and we have formally disputed these allegations. We are in discussions with the Administrative Agent and the lenders concerning this situation.

Under the Completion Guarantees, we are responsible to pay and discharge all “project costs” (as such term is defined in the Completion Guarantees) in accordance with the Credit Agreements on projects on which “development activities” had commenced on August 1, 2005. We are further responsible for paying, bonding or otherwise removing any mechanics’ liens that may be filed with respect to a project. In addition, we are responsible for completing or causing the completion of all development activities with respect to a project. Notwithstanding the receipt of the Demand Letters, work is progressing on these projects. However, if applicable portions of certain projects are not completed by the Transeastern JV, our preliminary analysis indicates that the liability could approximate $25.0 million based on current estimates of costs to complete. There are significant disagreements between the lenders and us as to the extent of our liability under the Completion Guarantees. These disagreements include the number of properties that are encompassed within the guarantees and the extent of the construction which must be completed. Should the interpretations of the lenders ultimately prevail, our liability could increase materially.

Under the Carve Out Guarantees, we and our joint venture partner have agreed to indemnify the lenders for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements arising out of certain matters. These matters include fraud or material misrepresentation by any of the borrowing entities, the misappropriation by the borrowing entities of certain payments, improper use of insurance proceeds, intentional misconduct or waste with respect to the collateral and failure to maintain insurance. In addition, upon the filing of a voluntary petition in bankruptcy by any of the borrowers, we and our joint venture partner would be responsible for payment of the full amount of the outstanding loans. Although the lenders have alleged losses, we have denied their allegations. For example, we are evaluating the calculations of the borrowing bases submitted to the Administrative Agent which were used to determine available credit. If a miscalculation existed, it could be deemed a misrepresentation. If it is determined that the lenders incurred losses from a miscalculation, we could be responsible for such losses. This and other matters related to these Guarantees are currently unresolved, and the extent of damages, if any, is not determinable.

In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), we have evaluated whether any amount should be accrued in connection with the Demand Letters received related to the Guarantees discussed above. SFAS 5 requires that an estimated loss from a loss contingency shall be accrued by a charge to income if information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Currently we are working with the lenders and financial consultants to produce a global solution for all parties involved. This process is ongoing, but is not sufficiently complete to produce the facts necessary to permit meaningful analysis of a potential solution to the situation or to determine our exposure, if any under the Guarantees. As a result, we did not recognize an accrual for loss contingency at September 30, 2006 in our statement of financial condition.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments in Unconsolidated Joint Ventures (Excluding the Transeastern JV)

Summarized condensed combined financial information of unconsolidated entities in which we have investments that are accounted for under the equity method, excluding our Transeastern JV, is (dollars in millions):

	September 30, 2006
	Land	Home
	Development	Construction	Total

Assets:
Cash and cash equivalents	$6.1	$27.3	$33.4
Inventories	381.2	325.1	706.3
Other assets	7.9	5.4	13.3

Total assets	$395.2	$357.8	$753.0

Liabilities and partners’ equity:
Accounts payable and other liabilities	$78.6	$51.6	$130.2
Notes payable	165.7	175.6	341.3
Equity of:
Technical Olympic USA, Inc.	67.2	72.0	139.2
Others	83.7	58.6	142.3

Total equity	150.9	130.6	281.5

Total liabilities and partners’ equity	$395.2	$357.8	$753.0

	December 31, 2005
	Land	Home
	Development	Construction	Total

Assets:
Cash and cash equivalents	$13.4	$30.9	$44.3
Inventories	306.1	375.9	682.0
Other assets	3.3	7.1	10.4

Total assets	$322.8	$413.9	$736.7

Liabilities and partners’ equity:
Accounts payable and other liabilities	$6.6	$43.6	$50.2
Notes payable	142.0	196.5	338.5
Equity of:
Technical Olympic USA, Inc.	86.1	85.2	171.3
Others	88.1	88.6	176.7

Total equity	174.2	173.8	348.0

Total liabilities and partners’ equity	$322.8	$413.9	$736.7

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Land	Home		Land	Home
	Development	Construction	Total	Development	Construction	Total

Revenues	$0.1	$144.7	$144.8	$10.6	$135.2	$145.8
Cost and expenses	1.8	127.9	129.7	11.4	117.4	128.8

Net earnings (losses) of unconsolidated entities	$(1.7)	$16.8	$15.1	$(0.8)	$17.8	$17.0

Our share of net earnings (losses)	$(0.4)	$14.3	$13.9	$(0.6)	$9.2	$8.6
Management fees earned	0.8	6.6	7.4	0.8	7.0	7.8

Income from joint ventures	$0.4	$20.9	$21.3	$0.2	$16.2	$16.4

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Land	Home		Land	Home
	Development	Construction	Total	Development	Construction	Total

Revenues	$13.9	$514.4	$528.3	$20.8	$238.6	$259.4
Cost and expenses	17.6	438.2	455.8	23.2	210.3	233.5

Net earnings (losses) of unconsolidated entities	$(3.7)	$76.2	$72.5	$(2.4)	$28.3	$25.9

Our share of net earnings (losses)	$(1.7)	$58.1	$56.4	$(1.4)	$13.9	$12.5
Management fees earned	2.4	24.4	26.8	2.3	12.3	14.6

Income from joint ventures	$0.7	$82.5	$83.2	$0.9	$26.2	$27.1

We enter into strategic joint ventures to acquire, develop and sell land and/or homesites, as well as to construct and sell homes, in which we have a voting ownership interest of 50% or less and do not have a controlling interest. Our partners generally are unrelated homebuilders, land sellers, financial partners or other real estate entities. Certain of these joint ventures have third party debt that is secured by the assets of the joint venture; however, we may be responsible for certain indemnity and completion obligations in the event the joint venture fails to fulfill certain of its obligations. At September 30, 2006, we had receivables of $20.3 million from these joint ventures, of which $1.0 million represented notes receivable.

In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We received management fees from these unconsolidated entities of $7.4 million and $26.8 million for the three and nine months ended September 30, 2006, respectively. We received management fees from these unconsolidated entities of $7.8 million and $14.6 million for the three and nine months ended September 30, 2005, respectively. These fees are included in income (loss) from joint ventures in the accompanying consolidated statements of operations. In the aggregate, these joint ventures delivered (excluding the Transeastern JV) 1,458 and 746 homes for the nine months ended September 30, 2006 and 2005, respectively.

In March 2006, we assigned to our Sunbelt joint venture our rights under a contract to purchase approximately 539 acres of raw land. We received $18.7 million for the assignment of the purchase contract. In connection with this assignment, we realized a gain of $15.8 million, of which $2.3 million is included in cost of sales-land sales in the accompanying consolidated statements of operations. Due to our continuing involvement with this contract through our investment in the joint venture, we deferred $13.5 million of this

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain which is included in accounts payable and other liabilities in the accompanying consolidated statement of financial condition at September 30, 2006. This deferral will be recognized in the consolidated statements of operations as income as homes are delivered by the joint venture.

Certain of our unconsolidated joint venture agreements require the ventures to allocate earnings to the members using preferred return levels based on actual and expected cash flows throughout the life of the venture. Accordingly, determination of the allocation of the members’ earnings in these joint ventures can only be certain at or near the completion of the project and upon agreement of the partners. In order to allocate earnings, the members of the joint venture must make estimates based on expected cash flows throughout the life of the venture. During the three months ended September 30, 2006, two of our unconsolidated joint ventures neared completion, which allowed the joint venture to adjust the income allocation to its members based on the final cash flow projections. The reallocation of earnings resulted in the recognition of an additional $5.9 million in income from unconsolidated joint ventures during the three months ended September 30, 2006. We have evaluated these revisions in earnings allocations under SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Opinion No. 20 and FASB Statement No. 3 and have appropriately accounted for this change in estimate in our September 30, 2006 financial statements.

On August 30, 2006, we terminated one of our unconsolidated joint ventures that was formed to purchase land, construct and develop a condominium project in Northern Virginia. As part of the agreement, we purchased our partner’s interest in the venture for $32.6 million. After purchasing our partner’s interest, we became the sole member of the entity and began to account for the entity as a consolidated subsidiary. The purchase price was allocated to the net assets of the venture, which were comprised primarily of inventory.

During the three months ended September 30, 2006, we evaluated the recoverability of our investment in and receivables from an unconsolidated joint venture located in Southwest Florida, under APB 18, and have recorded an impairment of $4.8 million, which is included in loss from joint ventures in the accompanying consolidated statement of operations.

6.	Goodwill

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Additional consideration paid in subsequent periods under the terms of purchase agreements is included as acquisition costs.

The change in goodwill for the nine months ended September 30, 2006 and 2005 is as follows (dollars in millions):

	Nine Months Ended
	September 30,
	2006	2005

Balance at January 1	$108.8	$110.7
Earn out consideration paid on acquisitions	0.9	—
Impairment	(5.7)	—

Balance at September 30	$104.0	$110.7

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment annually or more frequently if certain impairment indicators are present. Our impairment test is based on discounted cash flows derived from internal projections. For purposes of the impairment test, we consider each division a reporting unit. During the three months ended September 30, 2006, we determined that the challenging housing market and the asset impairments taken in certain of our homebuilding divisions were indicators of impairment. We performed an interim goodwill impairment test as of September 30, 2006

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and determined that the goodwill recorded in our Colorado division was impaired; accordingly, we wrote off $5.7 million of goodwill.

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

7.	Borrowings

In March 2006, we entered into an $800.0 million revolving credit facility. The facility has a letter of credit subfacility of $400.0 million. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries. The revolving credit facility expires on March 9, 2010. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions.

On October 23, 2006, we amended our $800.0 million facility as a result of a material adverse change that occurred with respect to one of our wholly-owned subsidiaries that held the investment in the Transeastern JV. This material adverse change was a direct result of the $143.6 million write-off of our investment in the Transeastern JV. This amendment changes our existing unsecured revolving credit facility to a secured revolving credit facility, which permits us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base calculated in accordance with the amendment. The amendment changes certain definitions in the credit facility, provides for mortgage requirements on the borrowing base assets, provides interim borrowing limits until the borrowing base assets have been securitized and provides limitations on future investments in or advances to the Transeastern JV.

As of September 30, 2006, we had no borrowings under the revolving credit facility, had issued letters of credit totaling $307.8 million and had $465.8 million in availability, all of which we could have borrowed without violating any of our debt covenants. Included in the amendment are interim limits placed on the amount of borrowings and letters of credit we could have outstanding until all liens and security interests are filed on the borrowing base assets. Upon finalizing the amendment, our availability under the interim limits was $100.0 million from the amendment date through November 6, 2006, and $150.0 million after November 6, 2006, until the liens and security interests on the borrowing base assets are filed. Our availability under the amended credit facility would have been $492.1 million on October 23, 2006, had all liens and security interests been filed. We are currently in the process of filing all liens and security interests and anticipate completing this process by December 31, 2006.

Our mortgage subsidiary has the ability to borrow up to $200.0 million under two warehouse lines of credit to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”) provides for revolving loans of up to $150.0 million. Our mortgage subsidiary’s other warehouse line of credit (the “Secondary Warehouse Line of Credit”), which was amended on February 11, 2006, is comprised of (1) a credit facility providing for revolving loans of up to $30.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $20.0 million in mortgage loans generated by our mortgage subsidiary. The Primary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Secondary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125%. The Primary Warehouse Line of Credit expires on December 8, 2006 and the Secondary Warehouse Line of Credit expires on February 11, 2007. We

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are currently negotiating with our lenders to renew our existing Primary Warehouse Line of Credit. Both warehouse lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At September 30, 2006, we had $42.5 million in borrowings under our mortgage subsidiary’s warehouse lines of credit.

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

In connection with the issuance of the 8 1/4% senior notes, we filed within 90 days of issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions). The registration statement has not been declared effective within the required 180 days of issuance and, as a result, the notes are subject to special interest which is accruing at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, October 9, 2006, and shall increase by 0.25% per annum at the end of each subsequent 90-day period, up to a maximum of 1.0% per annum.

8. Income Taxes

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

During the three months ended September 30, 2006, we recognized a benefit for deferred income taxes as a result of the $143.6 million impairment recognized on our investment in the Transeastern JV, $4.8 million in inventory impairments on our joint ventures, $5.7 million in goodwill impairment and $35.8 million in inventory impairments. The net deferred tax asset included in other assets in the accompanying consolidated statements of financial condition at September 30, 2006 and December 31, 2005 was $74.5 million and $5.0 million, respectively.

As a result of the business operations of the Transeastern joint venture, coupled with tax planning available to us and our ability to generate future taxable income, we believe that it is more likely than not that we will be able to realize the tax benefits associated with the impairments discussed above.

9.	Commitments and Contingencies

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, excluding the Transeastern joint venture

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matter discussed below and in further detail in Note 4 above, is not expected to have a material adverse effect on our consolidated financial position or results of operations.

  Warranty

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

During the nine months ended September 30, 2006 and 2005, changes in our warranty accrual consisted of (dollars in millions):

	Nine Months Ended
	September 30,
	2006	2005

Accrued warranty costs at January 1	$7.0	$6.4
Liability recorded for warranties issued during the period	7.4	8.2
Warranty work performed	(6.6)	(6.1)
Liability recorded for pre-existing warranties	0.8	(1.5)

Accrued warranty costs at September 30	$8.6	$7.0

  One-Time Termination Benefits

During the nine months ended September 30, 2006, we recorded $7.1 million of one-time termination benefits and contract termination costs which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The termination benefits related to employees that were involuntarily terminated and are no longer providing services. The contract termination costs related to costs that will continue to be incurred under consulting contracts for their remaining terms for which we are not receiving economic benefit.

  Liquidity

Our Homebuilding results reflect the continued deterioration of conditions in most of our markets throughout the three months ended September 30, 2006, characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The slowdown in the housing market has led to increased sales incentives, increased pressure on margins, higher cancellation rates, increased advertising expenditures and broker commissions, and increased inventories. We are responding to these situations by analyzing our sales positions and product mix in each of our markets, renegotiating takedowns under homesite and land option contracts, curtailing land acquisition, working with our suppliers to reduce costs and reducing our general and administrative expenses.

During the three months ended September 30, 2006, we evaluated our investment in the Transeastern JV and determined our investment in the joint venture was not recoverable based on the entity’s current financial structure combined with the deteriorating market conditions. As a result, we wrote-off our entire investment of $143.6 million. The write-off of our investment resulted in a material adverse change that required us to amend our $800.0 million revolving credit facility effective October 23, 2006. The amendment requires us to have liens and security interests filed on our borrowing base assets to secure the credit facility and limited our

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

availability to $100.0 million from the amendment date through November 6, 2006, and $150.0 million after November 6, 2006, until all liens and security interests have been filed. Our availability under the amended credit facility would have been $492.1 million on October 23, 2006, had all liens and security interests been filed.

As previously discussed in Note 4 above, we received Demand Letters from Deutsche Bank demanding payment under the Completion and Carve Out Guarantees. The Demand Letters allege that the Transeastern JV has failed to comply with certain of its obligations pursuant to the Credit Agreements. The Demand Letters allege potential defaults and that events of default have occurred under the Guarantees that have triggered our obligations to pay all of the outstanding obligations under each of the Credit Agreements. We do not believe that our obligations pursuant to the Guarantees have been triggered and we have formally disputed these allegations. We are in discussions with the Administrative Agent and the lenders concerning this situation. If it is determined that we have significant obligations under these guarantees, this could have a material adverse effect on our consolidated financial position and results of operations.

We believe that our financial position and availability under our credit facility will continue to provide sufficient liquidity to fund our operations and to withstand the current difficult market conditions and any potential liabilities arising from the Completion Guarantees and Carve Out Guarantees with lender approval. Additionally, we are currently in the process of filing all liens and security interests under the amended credit facility and anticipate completing this process by December 31, 2006, which will further enhance our liquidity.

10.	Stockholders’ Equity and Stock-Based Compensation

Under the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan (the “Plan”) employees, consultants and directors of ours, our subsidiaries and affiliated entities, (as defined in the Plan), are eligible to receive options to purchase shares of common stock. Each stock option expires on a date determined when the options are granted, but not more than ten years after the date of grant. Stock options granted have a vesting period ranging from immediate vesting to a graded vesting over five years. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 8,250,000. At September 30, 2006, there were 267,561 shares available for grant.

Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plan in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Share-based employee compensation expense was not recognized in our consolidated statement of operations prior to January 1, 2006, except for certain options with performance-based accelerated vesting criteria and certain outstanding common stock purchase rights, as all other stock option awards granted under the plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. Additionally, in connection with the adoption of SFAS 123R we recognized a cumulative change in accounting principle of $2.0 million, net of tax, related to certain common stock purchase rights that were accounted for under the variable accounting method. The pre-tax cumulative effect of the change in accounting principle of $3.2 million was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statement of operations. The adoption of SFAS 123R resulted in a charge of $10.7 million and $6.8 million to income

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before provision for income taxes and net income, respectively, for the nine months ended September 30, 2006. The impact of adopting SFAS 123R on both basic and diluted earnings was $0.11 per share.

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

We estimate that we will record an additional $0.9 million of pre-tax expense in accordance with SFAS 123R for the remainder of the year ending December 31, 2006.

If the methodologies of SFAS 123R were applied to determine compensation expense for our stock options based on the fair value of our common stock at the grant dates for awards under our option plan, our net income and earnings per share for the nine months ended September 30, 2005 would have been adjusted to the pro forma amounts indicated below (dollars in millions, except per share amounts):

Nine Months Ended
September 30, 2005

Net income as reported	$142.4
Add: Stock-based employee compensation included in reported net income, net of tax	4.6
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(3.3)

Pro forma net income	$143.7

Reported basic earnings per share	$2.53

Pro forma basic earnings per share	$2.55

Reported diluted earnings per share	$2.43

Pro forma diluted earnings per share	$2.45

The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions for all of the years presented:

Expected volatility	0.33% - 0.42%
Expected dividend yield	0.0%
Risk-free interest rate	1.47% - 4.85%
Expected life	3 - 10 years

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under the Plan for the nine months ended September 30, 2006 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
				(In millions)

Options outstanding at beginning of year	6,606,611	$11.06
Granted	1,339,708	$23.58
Exercised	(23,750)	$10.84
Forfeited	(150,000)	$18.79

Options outstanding at end of period	7,772,569	$13.07	5.81	$1.6

Vested and expected to vest in the future at end of period	7,772,569	$13.07	5.81	$1.6

Options exercisable at end of period	5,020,734	$10.90	6.30	$0.8

Weighted average fair market value per share of options granted during the period	$7.90

As of September 30, 2006, we had $4.6 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 2.2 years. The aggregate fair market value of options vested during the nine months ended September 30, 2006 was $1.1 million.

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

11.	Operating and Reporting Segments

Our operating segments are aggregated into reportable segments in accordance with SFAS 131 based primarily upon similar economic characteristics, product type and location. Our reportable segments consist of our four major Homebuilding geographic regions (Florida, Mid-Atlantic, Texas and the West) and our Financial Services operations.

We have historically aggregated our Homebuilding operations into a single reportable segment, but we have restated our segment disclosures to present four homebuilding reportable segments, described in more detail below, for the three and nine months ended September 30, 2006.

Through our four homebuilding regions, we design, build and market high quality detached single-family residences, town homes and condominiums in various metropolitan markets in ten states, located as follows:

Florida: Jacksonville, Orlando, Southeast Florida, Southwest Florida, Tampa/St. Petersburg

Mid-Atlantic: Baltimore/Southern Pennsylvania, Delaware, Nashville, Northern Virginia

Texas: Austin, Dallas/Ft. Worth, Houston, San Antonio

West: Colorado, Las Vegas, Phoenix

Evaluation of segment performance is based on the segment’s results of operations without consideration of income taxes. Results of operations for our four homebuilding segments consist of revenues generated from the sales of homes and land, earnings from unconsolidated joint ventures, and other income / expense less the cost of homes and land sold and selling, general and administrative expenses. The results of operations for our

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Services segment consists of revenues generated from mortgage financing, title insurance and other ancillary services less the cost of such services and certain selling, general and administrative expenses.

The operational results of each of our segments are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Financial information relating to our operations, presented by segment, was as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)

Revenues:
Homebuilding:
Florida	$218.1	$196.7	$772.9	$633.1
Mid-Atlantic	70.2	75.4	211.4	186.9
Texas	191.6	143.0	542.5	351.6
West	131.8	247.5	358.8	640.4
Financial Services	15.8	13.4	48.4	34.8

Total revenues	$627.5	$676.0	$1,934.0	$1,846.8

Results of Operations:
Homebuilding:
Florida(1)	$(116.0)	$33.0	$(5.5)	$94.3
Mid-Atlantic	(9.9)	10.9	2.3	25.6
Texas	15.5	10.3	45.1	20.4
West(2)	(3.4)	77.4	72.9	135.7
Financial Services	5.0	3.0	15.9	6.7
Corporate and unallocated	(12.1)	(21.7)	(57.4)	(54.2)

Income (loss) before provision (benefit) for income taxes	$(120.9)	$112.9	$73.3	$228.5

(1)	Included in the three months and nine months ended September 30, 2006, is a $143.6 million impairment charge related to our investment in and receivables from the Transeastern joint venture and an impairment charge of $4.8 million related to our investment in joint venture in Southwest Florida.

(2)	Included in the three and nine months ended September 30, 2006, is a charge of $5.7 million related to the impairment of goodwill at our Colorado division.

	September 30,	December 31,
	2006	2005
		(As restated)

Assets:
Homebuilding:
Florida	$854.1	$858.7
Mid-Atlantic	284.0	252.4
Texas	348.2	325.9
West	802.6	659.7
Financial Services	72.1	68.5
Corporate and unallocated	441.0	257.5

Total assets	$2,802.0	$2,422.7

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Summarized Financial Information

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

Consolidating Statement of Financial Condition
September 30, 2006

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

ASSETS
HOMEBUILDING:
Cash and cash equivalents	$16.2	$14.2	$—	$—	$30.4
Inventory	—	2,252.2	—	—	2,252.2
Property and equipment, net	6.7	23.6	—	—	30.3
Investments in unconsolidated joint ventures	—	134.1	—	—	134.1
Receivables from unconsolidated joint ventures	—	20.3	—	—	20.3
Investments in/ advances to consolidated subsidiaries	2,017.1	(250.5)	7.2	(1,773.8)	—
Other assets	101.6	57.0	—	—	158.6
Goodwill	—	104.0	—	—	104.0

	2,141.6	2,354.9	7.2	(1,773.8)	2,729.9
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	10.0	—	10.0
Mortgage loans held for sale	—	—	49.2	—	49.2
Other assets	—	—	12.9	—	12.9

	—	—	72.1	—	72.1

Total assets	$2,141.6	$2,354.9	$79.3	$(1,773.8)	$2,802.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

HOMEBUILDING:
Accounts payable and other liabilities	$62.3	$236.9	$—	$—	$299.2
Customer deposits	—	70.7	—	—	70.7
Obligations for inventory not owned	—	304.0	—	—	304.0
Notes payable	1,060.6	—	—	—	1,060.6

	1,122.9	611.6	—	—	1,734.5
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	6.3	—	6.3
Bank borrowings	—	—	42.5	—	42.5

	—	—	48.8	—	48.8

Total liabilities	1,122.9	611.6	48.8	—	1,783.3
Total stockholders’ equity	1,018.7	1,743.3	30.5	(1,773.8)	1,018.7

Total liabilities and stockholders’ equity	$2,141.6	$2,354.9	$79.3	$(1,773.8)	$2,802.0

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

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Three Months Ended September 30, 2006

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$611.7	$—	$—	$611.7
Cost of sales	—	527.1	—	—	527.1

Gross profit	—	84.6	—	—	84.6
Selling, general and administrative expenses	12.3	74.4	—	(1.4)	85.3
(Income) loss from joint ventures, net	—	119.4	—	—	119.4
Other (income) expenses, net	66.4	4.8	—	(71.1)	0.1
Goodwill impairment	—	5.7	—	—	5.7

Homebuilding pretax income (loss)	(78.7)	(119.7)	—	72.5	(125.9)
FINANCIAL SERVICES:
Revenues	—	—	17.2	(1.4)	15.8
Expenses	—	—	13.0	(2.2)	10.8

Financial Services pretax income	—	—	4.2	0.8	5.0

Income (loss) before provision (benefit) for income taxes	(78.7)	(119.7)	4.2	73.3	(120.9)
Provision (benefit) for income taxes	1.3	(44.0)	1.8	—	(40.9)

Net income (loss)	$(80.0)	$(75.7)	$2.4	73.3	$(80.0)

Consolidating Statement of Operations
Three Months Ended September 30, 2005

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$662.6	$—	$—	$662.6
Cost of sales	—	477.4	—	—	477.4

Gross profit	—	185.2	—	—	185.2
Selling, general and administrative expenses	23.5	69.4	—	(2.7)	90.2
(Income) from joint ventures, net	—	(13.3)	—	—	(13.3)
Other (income) expense, net	(92.1)	15.4	—	75.1	(1.6)

Homebuilding pretax income	68.6	113.7	—	(72.4)	109.9
FINANCIAL SERVICES:
Revenues	—	—	16.1	(2.7)	13.4
Expenses	—	—	12.4	(2.0)	10.4

Financial Services pretax income	—	—	3.7	(0.7)	3.0

Income before provision (benefit) for income taxes	68.6	113.7	3.7	(73.1)	112.9
Provision (benefit) for income taxes	(1.7)	42.9	1.4	—	42.6

Net income	$70.3	$70.8	$2.3	$(73.1)	$70.3

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Nine Months Ended September 30, 2006

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$1,885.6	$—	$—	$1,885.6
Cost of sales	—	1,486.0	—	—	1,486.0

Gross profit	—	399.6	—	—	399.6
Selling, general and administrative expenses	58.6	232.1	—	(3.6)	287.1
(Income) from joint ventures, net	—	53.7	—	—	53.7
Other (income) expense, net	(96.3)	26.9	—	65.1	(4.3)
Goodwill impairment	—	5.7	—	—	5.7

Homebuilding pretax income	37.7	81.2	—	(61.5)	57.4
FINANCIAL SERVICES:
Revenues	—	—	52.0	(3.6)	48.4
Expenses	—	—	39.2	(6.7)	32.5

Financial Services pretax income	—	—	12.8	3.1	15.9

Income before provision (benefit) for income taxes	37.7	81.2	12.8	(58.4)	73.3
Provision (benefit) for income taxes	(4.9)	30.1	5.5	—	30.7

Net income	$42.6	$51.1	$7.3	$(58.4)	$42.6

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Nine Months Ended September 30, 2005

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$1,812.0	$—	$—	$1,812.0
Cost of sales	—	1,373.3	—	—	1,373.3

Gross profit	—	438.7	—	—	438.7
Selling, general and administrative expenses	60.0	193.2	—	(6.5)	246.7
(Income) from joint ventures, net	—	(24.0)	—	—	(24.0)
Other (income) expense, net	(199.5)	32.6	—	161.1	(5.8)

Homebuilding pretax income	139.5	236.9	—	(154.6)	221.8
FINANCIAL SERVICES:
Revenues	—	—	41.3	(6.5)	34.8
Expenses	—	—	32.5	(4.4)	28.1

Financial Services pretax income	—	—	8.8	(2.1)	6.7

Income before provision (benefit) for income taxes	139.5	236.9	8.8	(156.7)	228.5
Provision (benefit) for income taxes	(2.9)	86.2	2.8	—	86.1

Net income	$142.4	$150.7	$6.0	$(156.7)	$142.4

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows from operating activities:
Net income	$42.6	$51.1	$7.3	$(58.4)	$42.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2.5	7.0	1.2	—	10.7
Non-cash compensation	7.8	—	—	—	7.8
Loss on impairment of inventory and deposit write-offs	—	57.6	—	—	57.6
Impairment of investments in unconsolidated joint ventures	—	148.4	—	—	148.4
Impairment of goodwill	—	5.7	—	—	5.7
Deferred income taxes	(69.5)	—	—	—	(69.5)
Undistributed equity in earnings from unconsolidated joint ventures	—	(5.3)	—	—	(5.3)
Distributions of earnings from unconsolidated joint ventures	—	19.7	—	—	19.7
Changes in operating assets and liabilities:
Restricted cash	(0.7)	0.8	(0.2)	—	(0.1)
Inventory	0.3	(388.8)	—	—	(388.5)
Receivables from unconsolidated joint ventures	—	(1.9)	—	—	(1.9)
Other assets	(2.7)	49.9	0.1	—	47.3
Mortgage loans held for sale	—	—	(5.3)	—	(5.3)
Accounts payable and other liabilities	(92.7)	52.8	—	—	(39.9)
Customer deposits	—	(8.6)	—	—	(8.6)

Net cash (used in) provided by operating activities	(112.4)	(11.6)	3.1	(58.4)	(179.3)
Cash flows from investing activities:
Earn-out consideration paid for acquisitions	—	(0.9)	—	—	(0.9)
Net additions to property and equipment	(1.9)	(10.2)	(1.3)	—	(13.4)
Loans to unconsolidated joint ventures	—	(11.3)	—	—	(11.3)
Investments in unconsolidated joint ventures	—	(13.8)	—	—	(13.8)
Capital distributions from unconsolidated joint ventures	—	32.3	—	—	32.3

Net cash used in investing activities	(1.9)	(3.9)	(1.3)	—	(7.1)
Cash flows from financing activities:
Net repayments on revolving credit facility	(65.0)	—	—	—	(65.0)
Net proceeds from notes offering	248.8	—	—	—	248.8
Net proceeds from Financial Services bank borrowings	—	—	7.4	—	7.4
Payments for deferred financing costs	(3.2)	—	—	—	(3.2)
Excess income tax benefit from exercise of stock options	0.1	—	—	—	0.1
Proceeds from stock option exercises	0.2	—	—	—	0.2
Dividends paid	(2.7)	—	—	—	(2.7)
Increase (decrease) in intercompany transactions	(70.3)	23.1	(11.2)	58.4	—

Net cash provided by (used in) financing activities	107.9	23.1	(3.8)	58.4	185.6

Increase (decrease) in cash and cash equivalents	(6.4)	7.6	(2.0)	—	(0.8)
Cash and cash equivalents at beginning of period	20.2	6.0	8.7	—	34.9

Cash and cash equivalents at end of period	$13.8	$13.6	$6.7	$—	$34.1

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2005

	Technical
	Olympic	Guarantor	Non-Guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows from operating activities:
Net income	$142.4	$150.7	$6.0	$(156.7)	$142.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2.9	5.9	0.8	—	9.6
Non-cash compensation	7.6	—	—	—	7.6
Loss on impairment of inventory	—	1.9	—	—	1.9
Undistributed equity in earnings from unconsolidated joint ventures	—	(8.9)	—	—	(8.9)
Changes in operating assets and liabilities:
Restricted cash	(1.5)	6.3	(6.5)	—	(1.7)
Inventory	—	(423.9)	—	—	(423.9)
Other assets	2.9	(114.0)	(2.8)	—	(113.9)
Mortgage loans held for sale	—	—	11.8	—	11.8
Accounts payable and other liabilities	24.0	74.1	7.4	—	105.5
Customer deposits	—	18.1	—	—	18.1

Net cash (used in) provided by operating activities	178.3	(289.8)	16.7	(156.7)	(251.5)
Cash flows from investing activities:
Net additions to property and equipment	(2.9)	(3.8)	(1.4)	—	(8.1)
Loans to unconsolidated joint ventures	—	(20.0)	—	—	(20.0)
Investments in unconsolidated joint ventures	—	(122.6)	—	—	(122.6)
Capital distributions from unconsolidated joint ventures	—	10.1	—	—	10.1

Net cash used in investing activities	(2.9)	(136.3)	(1.4)	—	(140.6)
Cash flows from financing activities:
Net borrowings on revolving credit facilities	80.0	—	—	—	80.0
Proceeds from equity offering	89.3	—	—	—	89.3
Net proceeds from Financial Services bank borrowings	—	—	5.6	—	5.6
Payments for deferred financing costs	(0.3)	—	—	—	(0.3)
Dividends paid	(2.4)	—	(8.0)	8.0	(2.4)
Increase (decrease) in intercompany transactions	(493.6)	401.7	(56.8)	148.7	—
Other	1.6	—	—	—	1.6

Net cash (used in) provided by financing activities	(325.4)	401.7	(59.2)	156.7	173.8

Decrease in cash and cash equivalents	(150.0)	(24.4)	(43.9)	—	(218.3)
Cash and cash equivalents at beginning of period	159.3	58.3	50.9	—	268.5

Cash and cash equivalents at end of period	$9.3	$33.9	$7.0	$—	$50.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We generate revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”), which comprise our two principal business segments. Through our Homebuilding operations we design, build and market high quality detached single-family residences, town homes and condominiums in various metropolitan markets in ten states located in four major geographic regions, which are also our reportable segments: Florida, the Mid-Atlantic, Texas and the West.

Florida	Mid-Atlantic	Texas	West

Jacksonville	Baltimore/Southern Pennsylvania	Austin	Colorado
Orlando	Delaware	Dallas/Ft. Worth	Las Vegas
Southeast Florida	Nashville	Houston	Phoenix
Southwest Florida	Northern Virginia	San Antonio
Tampa/St. Petersburg

We conduct our Homebuilding operations through our consolidated subsidiaries and through various unconsolidated joint ventures that additionally build and market homes. As used in this Form 10-Q, “consolidated” information refers only to information relating to our operations which are consolidated in our financial statements; “combined” information includes consolidated information and information relating to our unconsolidated joint ventures. In the following discussion when we refer to combined results of our unconsolidated joint ventures, we have excluded the Transeastern joint venture due to the write-off of our investment in the joint venture and the current expectation that the joint venture will not provide a contribution to our future results. Accordingly, we have excluded deliveries, net sales orders, backlog and homesites for the Transeastern joint venture as part of our discussion. See Recent Developments for further explanation.

In addition to the use of joint ventures, we also seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At September 30, 2006, our consolidated operations controlled approximately 67,300 homesites. Of this amount, we owned approximately 23,300 homesites and had option contracts on approximately 44,000 homesites. In addition, our unconsolidated joint ventures (excluding the Transeastern joint venture) controlled approximately 5,400 homesites. Based on current housing market conditions, we have curtailed approving new land acquisitions in most of our markets, except Texas.

As part of our land acquisition strategy, from time to time we use our capital to control, acquire and develop larger land parcels that could yield homesites exceeding the requirements of our homebuilding activities. These additional homesites are typically sold to other homebuilders. We confine these activities to selected land-constrained markets where we believe land supplies will remain constrained and opportunities for land sale profits are likely to continue for a period of time. At September 30, 2006, of the 23,300 owned homesites, 7,600 homesites are part of this strategy. Of the 44,000 homesites controlled through option contracts, 10,000 homesites are also part of this strategy. At September 30, 2006, deposits supporting this strategy aggregated $13.4 million. The table below summarizes our controlled homesite supply as of September 30, 2006 and December 31, 2005.

Total Controlled Homesites by our Homebuilding Operations (Excluding the Transeastern Joint Venture)

Controlled homesites represent homesites either owned or under option by our consolidated subsidiaries or by our joint ventures that build and market homes. As part of our controlled homesites, we do not include homesites included in land development joint ventures for which we do not intend to build homes as these homesites are not controlled for our homebuilding operations.

	September 30, 2006			December 31, 2005
			Total			Total
	Owned	Optioned	Controlled	Owned	Optioned	Controlled

Consolidated	23,300	44,000	67,300	22,000	46,900	68,900
Unconsolidated joint ventures	3,200	2,200	5,400	2,900	2,300	5,200

Combined total	26,500	46,200	72,700	24,900	49,200	74,100

Owned and Optioned Land Summary for our Consolidated Operations

The following is a summary of our consolidated controlled homesites:

	September 30, 2006			December 31, 2005
			Total			Total
Region	Owned	Optioned	Controlled	Owned	Optioned	Controlled

Florida	7,000	11,700	18,700	5,300	14,800	20,100
Mid-Atlantic	1,000	3,000	4,000	600	6,700	7,300
Texas	4,100	9,700	13,800	5,600	6,800	12,400
West	11,200	19,600	30,800	10,500	18,600	29,100

Total	23,300	44,000	67,300	22,000	46,900	68,900

The following is a summary breakdown of our owned homesites:

			Homesites		Raw Land
	Residences Completed or		Finished or		Held for Future
	Under Construction		Under Development		Development		Total
Region	9/30/06	12/31/05	9/30/06	12/31/05	9/30/06	12/31/05	9/30/06	12/31/05

Florida	2,000	2,000	3,300	3,100	1,700	200	7,000	5,300
Mid-Atlantic	600	300	300	300	100	—	1,000	600
Texas	1,500	1,200	1,400	2,900	1,200	1,500	4,100	5,600
West	1,000	900	2,400	2,100	7,800	7,500	11,200	10,500

Total	5,100	4,400	7,400	8,400	10,800	9,200	23,300	22,000

Owned and Optioned Land Summary for our Homebuilding Joint Ventures (Excluding the Transeastern Joint Venture)

The following is a summary of our owned and optioned land for our Homebuilding Joint Ventures:

	September 30, 2006			December 31, 2005
			Total			Total
Region	Owned	Optioned	Controlled	Owned	Optioned	Controlled

Florida	200	—	200	200	—	200
Mid-Atlantic	100	—	100	400	—	400
West	2,900	2,200	5,100	2,300	2,300	4,600

Total	3,200	2,200	5,400	2,900	2,300	5,200

In addition to homebuilding joint ventures, we have investments in land joint ventures. These joint ventures will acquire and develop land to be sold to us for use in our homebuilding operations or sold to others. As of September 30, 2006 and December 31, 2005 these joint ventures owned 3,100 and 2,800 homesites, respectively. Of these amounts, we had options to acquire 500 and 900 homesites, which are included in our consolidated homesites under option. Any profits generated from the purchase of homesites from these joint ventures are deferred until the ultimate sale to an unrelated third party.

Operations.  For the three months ended September 30, 2006, total consolidated revenues decreased 7%, consolidated net sales orders decreased 19% and consolidated home deliveries increased 2% as compared to the three months ended September 30, 2005. For the three months ended September 30, 2006, we had a net loss of $80.0 million as compared to net income of $70.3 million for the three months ended September 30, 2005, a decrease of 214%. For the three months ended September 30, 2006, our unconsolidated joint ventures (excluding the Transeastern joint venture) had a decrease in net sales orders of 75% and an increase in deliveries of 8% as compared to the three months ended September 30, 2005.

For the nine months ended September 30, 2006, total consolidated revenues increased 5%, consolidated net income decreased 70%, consolidated net sales orders decreased 21% and consolidated home deliveries increased 1% as compared to the nine months ended September 30, 2005. For the nine months ended September 30, 2006, our unconsolidated joint ventures (excluding the Transeastern joint venture) had a decrease in net sales orders of 43% and an increase in deliveries of 95% as compared to the nine months ended September 30, 2005.

Consolidated sales value in backlog at September 30, 2006 as compared to September 30, 2005 decreased by 7% to $1.7 billion. Our joint ventures (excluding the Transeastern joint venture) had an additional $0.3 million in sales value in backlog at September 30, 2006. Our consolidated home cancellation rate was approximately 33% for the three months ended September 30, 2006 as compared to 20% for the three months ended September 30, 2005. The increase in the consolidated home cancellation rate is a result of the challenging housing market which we discuss in further detail below.

Homebuilding Operations.  We build homes for inventory (speculative homes) and on a pre-sold basis. At September 30, 2006, we had 5,056 homes completed or under construction on a consolidated basis compared to 4,423 homes at December 31, 2005. Approximately 33% of these homes were unsold at September 30, 2006 compared to 26% at December 31, 2005. At September 30, 2006, we had 145 completed unsold homes in our inventory on a consolidated basis, an increase of 4% from 140 homes at December 31, 2005. Approximately 36% of our completed, unsold homes at September 30, 2006 had been completed for more than 90 days as compared to 34% at December 31, 2005. We actively work to control our finished speculative home inventory to reduce carrying costs and increase our available capital.

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

Outlook.  Our Homebuilding results reflect the continued deterioration of conditions in most of our markets throughout the third quarter characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence which has created housing conditions not seen in the last 15 years. Our weaker markets are experiencing similar patterns of lower traffic, increased cancellations, higher incentives and lower margins. In addition, speculative investors are canceling existing contracts and reducing prices on homes previously purchased contributing to the oversupply of homes available for sale.

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

Financial Services Operations.  To provide homebuyers with a seamless home purchasing experience, we have a complementary financial services business which provides mortgage financing and closing services and offers title, homeowners’ and other insurance products to our homebuyers and others. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. Our title and closing services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, gain on the sale of the mortgages, and interest income net of interest expense on our warehouse lines of credit. Our title operations’ revenues consist primarily of fees and premiums from title insurance and closing services. The principal expenses of our Financial Services operations are SG&A expenses, which consist primarily of compensation.

Critical Accounting Policies

Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statement of operations prior to January 1, 2006, except for certain options with performance-based accelerated vesting criteria and certain outstanding common stock purchase rights, as all other stock option awards granted under the plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. Additionally, in connection with the adoption of SFAS 123R we recognized a cumulative change in accounting principle of $2.0 million, net of tax, related to certain common stock purchase rights that were accounted for under the variable accounting method. The cumulative effect of the change in accounting principle of $3.2 million, gross of tax, was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statement of operations. The adoption of SFAS 123R resulted in a charge of $10.7 million and $6.8 million to income before provision for income taxes and net income, respectively, for the nine months ended September 30, 2006. The impact of adopting SFAS 123R on both basic and diluted earnings was $0.11 per share. See Note 10 for more information on the impact of SFAS 123R to our consolidated financial statements.

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

We believe that there have been no other significant changes to our critical accounting policies during the nine months ended September 30, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Developments

In March 2006, we entered into an $800.0 million revolving credit facility. The facility has a letter of credit subfacility of $400.0 million. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries. The revolving credit facility expires on March 9, 2010. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions.

On October 23, 2006, we amended our $800.0 million revolving credit facility as a result of a material adverse change that occurred with respect to one of our wholly-owned subsidiaries that held the investment in the Transeastern Joint Venture (see discussion below). This material adverse change was a direct result of the $143.6 million write-off of our investment in the Transeastern Joint Venture. This amendment changes our existing $800.0 million unsecured revolving credit facility to a secured revolving credit facility, which permits us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base calculated in accordance with the amendment. The amendment changes certain definitions in the credit facility, provides for mortgage requirements on the borrowing base assets, provides interim borrowing limits until the borrowing base assets have been securitized and provides limitations on future investments in or advances to the Transeastern Joint Venture.

As of September 30, 2006, we had no borrowings under the revolving credit facility, had issued letters of credit totaling $307.8 million and had $465.8 million in availability, all of which we could have borrowed without violating any of our debt covenants. Included in the amendment are interim limits placed on the amount of borrowings and letters of credit we could have outstanding until all liens and security interests are filed on the borrowing base assets. Upon finalizing the amendment, our availability under the interim limits was $100.0 million from the amendment date through November 6, 2006, and $150.0 million after November 6, 2006, until the liens and security interests on the borrowing base assets are filed. Our availability under the amended credit facility would have been $492.1 million on October 23, 2006, had all liens and security interests been filed. We are currently in the process of filing all liens and security interests and anticipate completing this process by December 31, 2006.

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

Transeastern Joint Venture

On August 1, 2005, through a joint venture (the “Transeastern Joint Venture”), of which one of our subsidiaries is a member, we completed the acquisition of substantially all of the homebuilding assets and operations of Transeastern Properties, Inc. (“Transeastern”) headquartered in Coral Springs, Florida. The other member of the joint venture is an entity controlled by the former majority owners of Transeastern. The Transeastern Joint Venture acquired Transeastern’s homebuilding assets, including work in process, finished lots and certain land option rights, for approximately $826.2 million (which included the assumption of $112.0 million of liabilities, net of $30.8 million of cash).

The Transeastern JV was funded with $675.0 million of third party debt capacity (of which $560.0 million was drawn upon acquisition), a $20.0 million subordinated loan from us and $165.0 million of equity, of which $90.0 million was contributed by us. Our $20.0 million subordinated loan to the Transeastern JV, bears interest at 18% per annum and is only payable once certain conditions and covenants under the JV agreement and the joint venture’s bank borrowings are met.

As of September 30, 2006, the Transeastern JV had $625.0 million of third party debt outstanding, which includes $400.0 million relating to a senior credit agreement, $137.5 million relating to a senior mezzanine credit agreement and $87.5 million relating to a junior mezzanine credit agreement (collectively, “the Credit Agreements”). Deutsche Bank serves as the administrative agent (the “Administrative Agent”) for each of the Credit Agreements. The Credit Agreements are secured by the Transeastern JV’s assets, which are discussed in further detail below, and ownership interests. We are responsible for certain indemnity and completion obligations in the event that the Transeastern JV fails to fulfill certain of its obligations under the Credit Agreements. The other member of the joint venture also executed an agreement with respect to indemnification. (See Limited Guarantees section below).

When the Transeastern JV was formed in August of 2005, it had more than 3,000 homes in backlog and projected 2006 deliveries of approximately 3,500 homes. Since that time, the Florida housing market has become more challenging, characterized by weak demand, an over supply of new and existing homes available for sale, increased competition, and an overall lack of buyer urgency. These conditions have caused elevated cancellation rates and downward pressure on margins, due to increased sales incentives and higher advertising and broker commissions. These conditions have caused significant liquidity problems for the Transeastern JV. In September 2006, management of the Transeastern JV developed and distributed to its members financial projections that indicated the joint venture would not have the ability to continue as a going concern under the current debt structure, at which time it began discussions with its lenders. The joint venture and its lenders are currently engaged in discussions with respect to the debt and equity structure of the joint venture and the outcome of these discussions is currently unknown and will likely remain unknown for some period of time.

As a result of these factors, we evaluated the recoverability of our investment in the Transeastern JV, under APB 18, The Equity Method of Accounting for Investments in Common Stock, and have determined our investment to be fully impaired. At September 30, 2006, our investment in the Transeastern JV amounted to $143.6 million, which includes $35.0 million of member loans receivable and $16.2 million of receivables for management fees, advances and interest due to us from the Transeastern JV. During the three months ended September 30, 2006, we wrote-off our $143.6 million investment, which is included in loss from joint ventures in the accompanying consolidated statement of operations.

At September 30, 2006, the Transeastern JV had total assets of $978.0 million of which $428.1 million represented land and construction in progress. For the three months ended September 30, 2006, the Transeastern JV had revenues of $180.2 million and net income of $9.9 million. For the nine months ended September 30, 2006, the Transeastern JV had revenues of $501.2 million and net income of $26.7 million. The joint venture has not completed its impairment analysis as it relates to inventory and other intangible assets. We expect that the completion of this analysis during the three months ended December 31, 2006, will have a material impact on the total assets of the joint venture; however, the amount is currently unknown.

Limited Guarantees

Upon formation of the Transeastern JV, we entered into agreements relating to completion of work on property in process at the time of execution of the Credit Agreements, August 1, 2005, in the event the Transeastern JV failed to do so (the “Completion Guarantees”) and carve out guarantees to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts by the Transeastern JV or full repayment of the loans in the event the Transeastern JV voluntarily filed for bankruptcy protection (the “Carve

Out Guarantees” and collectively with the Completion Guarantees, the “Guarantees”). The other member of the joint venture also entered into Carve Out Guarantees.

On October 31, 2006 and November 1, 2006, we received letters (the “Demand Letters”) from Deutsche Bank demanding payment under the Completion and Carve Out Guarantees. The Demand Letters allege that the Transeastern JV has failed to comply with certain of its obligations pursuant to the Credit Agreements. The Demand Letters allege potential defaults and that events of default have occurred under the Guarantees that have triggered our obligations to pay all of the outstanding obligations under each of the Credit Agreements. We do not believe that our obligations pursuant to the Guarantees have been triggered and we have formally disputed these allegations. We are in discussions with the Administrative Agent and the lenders concerning this situation.

Under the Completion Guarantees, we are responsible to pay and discharge all “project costs” (as such term is defined in the Completion Guarantees) in accordance with the Credit Agreements on projects on which “development activities” had commenced on August 1, 2005. We are further responsible for paying, bonding or otherwise removing any mechanics’ liens that may be filed with respect to a project. In addition, we are responsible for completing or causing the completion of all development activities with respect to a project. Notwithstanding the receipt of the Demand Letters, work is progressing on these projects. However, if applicable portions of certain projects are not completed by the Transeastern JV, our preliminary analysis indicates that the liability could approximate $25.0 million based on current estimates of costs to complete. There are significant disagreements between the lenders and us as to the extent of our liability under the Completion Guarantees. These disagreements include the number of properties that are encompassed within the guarantees and the extent of the construction which must be completed. Should the interpretations of the lenders ultimately prevail, our liability could increase materially.

Under the Carve Out Guarantees, we and our joint venture partner have agreed to indemnify the lenders for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements arising out of certain matters. These matters include fraud or material misrepresentation by any of the borrowing entities, the misappropriation by the borrowing entities of certain payments, improper use of insurance proceeds, intentional misconduct or waste with respect to the collateral and failure to maintain insurance. In addition, upon the filing of a voluntary petition in bankruptcy by any of the borrowers, we and our joint venture partner would be responsible for payment of the full amount of the outstanding loans. Although the lenders have alleged losses, we have denied their allegations. For example, we are evaluating the calculations of the borrowing bases submitted to the Administrative Agent which were used to determine available credit. If a miscalculation existed, it could be deemed a misrepresentation. If it is determined that the lenders incurred losses from a miscalculation, we could be responsible for such losses. This and other matters related to these Guarantees are currently unresolved, and the extent of damages, if any, is not determinable.

In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), we have evaluated whether any amount should be accrued in connection with the Demand Letters received related to the Guarantees discussed above. SFAS 5 requires that an estimated loss from a loss contingency shall be accrued by a charge to income if information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Currently we are working with the lenders and financial consultants to produce a global solution for all parties involved. This process is ongoing, but is not sufficiently complete to produce the facts necessary to permit meaningful analysis of a potential solution to the situation or to determine our exposure, if any under the Guarantees. As a result, we did not recognize an accrual for loss contingency at September 30, 2006 in our statement of financial condition.

Results of Operations — Consolidated

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Total revenues decreased 7% to $627.5 million for the three months ended September 30, 2006, from $676.0 million for the three months ended September 30, 2005. This decrease is attributable to a decrease in Homebuilding revenues of 8%, offset by an increase in Financial Services revenues of 18%.

For the three months ended September 30, 2006, we had a loss before benefit for income taxes of $120.9 million as compared to income before provision for income taxes of $112.9 million for the three months ended September 30, 2005. This decrease is due to the $143.6 million impairment recognized on our investment in the Transeastern joint venture, a $4.8 million impairment on a joint venture in Southwest Florida, a charge of $5.7 million related to the impairment of goodwill at our Colorado division, and $49.8 million in inventory impairments and write-off of land deposits and abandonment costs.

Our effective tax rate was 33.8% and 37.8% for the three months ended September 30, 2006 and 2005, respectively. Since we had a loss before benefit for income taxes of $120.9 million for the three months ended September 30, 2006, the effective tax rate actually increased as compared to the same period in the prior year. The increase in the effective tax rate is primarily due to the non-deductible portion of goodwill impairment and the non-deductible state portion of the impairment of our investment in unconsolidated joint ventures recognized during the three months ended September 30, 2006, along with a shift in income to states with higher tax rates. These increases in the effective tax rate were partially offset by the impact of the American Jobs Creation Act of 2004.

As a result of the above, for the three months ended September 30, 2006, we had a net loss of $80.0 million (or a loss of $1.34 per diluted share) as compared to net income of $70.3 million (or $1.18 per diluted share) for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total revenues increased 5% to $1,934.0 million for the nine months ended September 30, 2006, from $1,846.8 million for the nine months ended September 30, 2005. This increase is attributable to an increase in Homebuilding revenues of 4%, and an increase in Financial Services revenues of 39%.

Income before provision for income taxes decreased by 68% to $73.3 million for the nine months ended September 30, 2006, from $228.5 million for the comparable period in 2005. This decrease is primarily attributable to a decrease in Homebuilding pretax income to $57.4 million for the nine months ended September 30, 2006, from $221.8 million for the nine months ended September 30, 2005. This decrease is due to the $143.6 million impairment recognized on our investment in the Transeastern joint venture, a $4.8 million impairment on a joint venture in Southwest Florida, a charge of $5.7 million related to the impairment of goodwill at our Colorado division, and $57.6 million in inventory impairments and write-off of land deposits and abandonment costs.

Our effective tax rate was 41.8% and 37.7% for the nine months ended September 30, 2006 and 2005, respectively.

As a result of the above, net income decreased to $42.6 million (or $0.70 per diluted share) for the nine months ended September 30, 2006 from $142.4 million (or $2.43 per diluted share) for the nine months ended September 30, 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Homebuilding revenues decreased 8% to $611.7 million for the three months ended September 30, 2006, from $662.6 million for the three months ended September 30, 2005. This decrease is due to a decrease in revenues from land sales to $13.8 million for the three months ended September 30, 2006, from $99.8 million for the comparable period in 2005, partially offset by an increase in revenues from home sales to $597.9 million for the three months ended September 30, 2006, as compared to $562.8 million for the three months ended September 30, 2005. The 6% increase in revenue from home sales was due to a 4% increase in the average price of consolidated homes delivered to $311,000 from $299,000 in the comparable period of the prior year. The increase in the average price of homes delivered is due to increased demand in many of our markets during 2005 which allowed us to increase prices and to a lesser degree to changes in product mix. The 86% decrease in revenue from land sales was due to the sale of various large tracts of land, particularly in the Phoenix market, in the prior year. Revenues from land sales may fluctuate significantly from period to period as we sell tracts of land or developed homesites in an attempt to diversify our risk and recognize embedded profits. As part of our land inventory management strategy, we regularly review our land portfolio. As a result of these reviews, we will seek to sell land when we have changed our strategy for a certain property and/or we have determined that the potential profit realizable from a sale of a property outweighs the economics of developing a community. In addition, from time to time, we acquire large tracts of entitled and unentitled land where we expect that a portion of such land, during or after the development process, will be sold to third parties. Land sales are incidental to our residential homebuilding operations and are expected to continue in the future.

Our homebuilding gross profit decreased 54% to $84.6 million for the three months ended September 30, 2006, from $185.2 million for the three months ended September 30, 2005. This decrease is primarily due to a decline in gross profit margin on home sales and a decline in our gross profit from land sales. Our gross profit margin on home sales decreased to 17.3% for the three months ended September 30, 2006, from 27.6% for the three months ended September 30, 2005. This decrease from period to period is primarily due to impairment charges recognized on ongoing communities of $29.8 million for the three months ended September 30, 2006, compared to $1.3 million for the same period in 2005, which is included in cost of sales — home sales in the accompanying consolidated statement of operations. Excluding impairment charges, our gross profit margin on homes sales decreased to 22.3% from 27.8% for the three months ended September 30, 2005. This decline is primarily due to higher incentives on homes delivered. For the three months ended September 30, 2006, our incentives on a per delivery basis increased 180% to $22,400 per home delivered as compared to $8,000 per home delivered for the three months ended September 30, 2005. For the three months ended September 30, 2006, we generated a loss from land sales of $18.9 million as compared to gross profit from land sales of $29.9 million for the comparable period in 2005. The loss from land sales is primarily due to a write-off of $20.0 million in deposits and abandonment costs, which are included in cost of sales — land sales, related to land that we no longer intend to purchase or build on.

SG&A expenses decreased to $85.3 million for the three months ended September 30, 2006, from $90.2 million for the three months ended September 30, 2005. The decrease in SG&A expenses is due primarily to a decrease of $12.7 million in compensation due to a decrease in incentive compensation and a reduction in staffing levels to better align our cost structure with anticipated reduced levels of activities and softening market conditions. This was partially offset by an increase of $9.2 million in commissions and advertising costs, as a result of the more challenging housing market.

SG&A expenses as a percentage of revenues from home sales for the three months ended September 30, 2006 decreased to 14.3%, as compared to 16.0% for the three months ended September 30, 2005. The 170 basis point decrease in SG&A expenses as a percentage of home sales revenues is due to the factors discussed above. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses incurred by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses.

For the three months ended September 30, 2006, we had a loss from joint ventures of $119.4 million as compared to income from joint ventures of $13.3 million for the three months ended September 30, 2005. The decrease in joint venture income is primarily due to an impairment loss of $143.6 million for the three months ended September 30, 2006 related to our investment in the Transeastern JV and an impairment charge of $4.8 million in a joint venture in Southwest Florida. Excluding the impairment losses, our earnings from joint ventures increased to $29.0 million from $13.3 million for the three months ended September 30, 2005. This increase is a result of a 8% increase in the number of joint venture deliveries (excluding the Transeastern JV) to 434 deliveries for the three months ended September 30, 2006 from 402 deliveries for the three months ended September 30, 2005.

Net Sales Orders and Homes in Backlog (consolidated)

For the three months ended September 30, 2006, net sales orders decreased by 19% as compared to the same period in 2005. The decrease in net sales orders is due to: (1) decreased demand in certain markets that had previously experienced high demand, which has resulted in a decrease in customer traffic; and (2) higher cancellation rates. We expect these factors to continue to negatively impact our combined net sales orders until the markets normalize.

Our cancellation rate increased to 33% for the three months ended September 30, 2006 from 20% for the three months ended September 30, 2005. All of our regions, except our Mid-Atlantic region, have experienced an increase in cancellation rates for the quarter as compared to the same period in 2005. Our Florida region had the largest increase in cancellation rate to 38% for the three months ended September 30, 2006 from 7% for the three months ended September 30, 2005. Our West region also experienced a large increase in cancellation rates to 49% for the three months ended September 30, 2006 from 30% for the three months ended September 30, 2005. The cancellation rate for both our Mid-Atlantic and Texas regions was 24% for the three months ended September 30, 2006.

We had 4,971 homes in backlog as of September 30, 2006, as compared to 5,608 homes in backlog as of September 30, 2005. The decrease in backlog is primarily due to a decline in net sales orders. From December 31, 2005, our homes in backlog have declined by 6% from 5,272 homes in backlog due primarily to the trend of declining net sales orders as compared to the increase in deliveries.

The sales value of backlog decreased 7% to $1.7 billion at September 30, 2006, from $1.8 billion at September 30, 2005, due to a 11% decrease of homes in backlog to 4,971 as of September 30, 2006 from 5,608 as of September 30, 2005. The decrease of homes in backlog was offset by an increase in the average selling price of homes in backlog to $344,000 from $329,000 from period to period. The increase in the average selling price of homes in backlog was primarily due to a change in product mix. We expect the average selling price of homes in backlog to decrease in the future as cancellations continue to increase and higher incentives are offered to move home inventory.

Net Sales Orders and Homes in Backlog (unconsolidated joint ventures excluding the Transeastern JV)

For the three months ended September 30, 2006, net sales orders decreased by 75% as compared to the same period in 2005. The decrease in net sales orders is due to: (1) decreased demand in certain markets that had previously experienced high demand, which has resulted in a decrease in customer traffic; and (2) higher cancellation rates. We expect these factors to continue to negatively impact our combined net sales orders until the markets normalize.

We had 960 homes in backlog as of September 30, 2006, as compared to 2,026 homes in backlog as of September 30, 2005. The decrease in backlog primarily is due to a decline in net sales orders. From December 31, 2005, our homes in backlog have declined by 43% from 1,671 homes in backlog due primarily to the trend of declining net sales orders as compared to the increase in deliveries.

Joint venture revenues are not included in our consolidated financial statements. At September 30, 2006, the sales value of our joint ventures’ homes in backlog (excluding the Transeastern JV) was $0.3 billion compared to $0.7 billion at September 30, 2005. This decrease is due primarily to the decrease in homes in backlog. In addition, the average selling price of homes in backlog (excluding the Transeastern JV) decreased to $345,000 from $364,000 from period to period.

Financial Services

Financial Services revenues increased to $15.8 million for the three months ended September 30, 2006, from $13.4 million for the three months ended September 30, 2005. This 18% increase is due primarily to an increase in revenue per closing at our title operations and an increase in loan origination volume and loan origination income at our mortgage operations due to a shift toward more fixed rate mortgages. For the three months ended September 30, 2006, our mix of mortgage originations was 22% adjustable rate mortgages (of which approximately 89% were interest only) and 78% fixed rate mortgages, which is a shift from 33% adjustable rate mortgages and 67% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the three months ended September 30, 2006 was 726, and the average loan to value ratio on first mortgages was 78%. For the three months ended September 30, 2006, approximately 8% of our homebuyers paid in cash as compared to 11% during the three months ended

September 30, 2005. Our combined mortgage operations capture ratio for non-cash homebuyers (excluding the Transeastern JV) increased to 71% for the three months ended September 30, 2006 from 69% for the three months ended September 30, 2005. The number of closings at our mortgage operations increased to 1,622 for the three months ended September 30, 2006, from 1,442 for the three months ended September 30, 2005. Our combined title operations capture ratio (excluding the Transeastern JV) was 98% for the three months ended September 30, 2006 and 2005. The number of closings at our title operations decreased to 5,745 for the three months ended September 30, 2006, from 6,725 for the same period in 2005. Non-affiliated customers accounted for approximately 68% of our title company revenues for the three months ended September 30, 2006.

Financial Services expenses increased to $10.8 million for the three months ended September 30, 2006, from $10.4 million for the three months ended September 30, 2005. These expenses are consistent with the prior year.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Homebuilding revenues increased 4% to $1,885.6 million for the nine months ended September 30, 2006, from $1,812.0 million for the nine months ended September 30, 2005. This increase is due to an increase in revenues from home sales to $1,825.8 million for the nine months ended September 30, 2006, from $1,657.3 million for the comparable period in 2005, offset by a decrease in revenues from land sales to $59.8 million for the nine months ended September 30, 2006, as compared to $154.7 million for the nine months ended September 30, 2005. The 10% increase in revenue from home sales was due to a 9% increase in the average price of consolidated homes delivered to $313,000 from $288,000 in the comparable period of the prior year. The increase in the average price of homes delivered is due to increased demand in many of our markets during 2005 which allowed us to increase prices and to a lesser degree to changes in product mix. The 61% decrease in revenue from land sales was due to the sale of various large tracts of land, particularly in the Phoenix market, in the prior year.

Our homebuilding gross profit decreased 9% to $399.6 million for the nine months ended September 30, 2006, from $438.7 million for the nine months ended September 30, 2005. This decrease is due to a decline in gross profit margin on home sales and a decline in our gross profit from land sales. Our gross profit margin on home sales decreased to 22.5% for the nine months ended September 30, 2006, from 24.2% for the nine months ended September 30, 2005. This decrease from period to period is primarily due to impairment charges recognized on ongoing communities of $35.3 million for the nine months ended September 30, 2006 compared to $1.3 million for the same period in 2005, which is included in cost of sales — home sales in the accompanying consolidated statement of operations. Excluding impairment charges, our gross profit margin on homes sales increased to 24.4% from 24.2% for the nine months ended September 30, 2005. This increase was partially offset by higher incentives on homes delivered. For the nine months ended September 30, 2006, our incentives on a per delivery basis increased 104% to $17,000 per home delivered as compared to $8,400 per home delivered for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we generated a loss from land sales of $10.6 million as compared to gross profit from land sales of $38.1 million for the comparable period in 2005. The loss from land sales is primarily due to a write-off of $22.3 million in deposits and abandonment costs, which are included in cost of sales — land sales, related to land that we no longer intend to purchase or build on.

SG&A expenses increased to $287.1 million for the nine months ended September 30, 2006, from $246.7 million for the nine months ended September 30, 2005. The increase in SG&A expenses is due primarily to: (1) an increase of $8.5 million in compensation due to increased incentive compensation tied to forecasted 2006 earnings for the first half of the year, including increased income from unconsolidated joint ventures; (2) an increase of $6.0 million in severance expenses resulting from employee termination benefits and contract termination costs relating to certain consulting contracts for which we do not expect to receive economic benefit during the remaining terms; and (3) an increase of $19.5 million in commissions and advertising costs, as a result of the more challenging housing market. These increases were partially offset by a decrease in litigation settlements of $3.1 million.

SG&A expenses as a percentage of revenues from home sales for the nine months ended September 30, 2006 increased to 15.7%, as compared to 14.9% for the nine months ended September 30, 2005. The 80 basis point increase in SG&A expenses as a percentage of home sales revenues is due to the factors discussed above. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses incurred by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses.

For the nine months ended September 30, 2006, we had a loss from joint ventures of $53.7 million compared to income from joint ventures of $24.0 million for the nine months ended September 30, 2005. The decrease in joint venture expense is primarily due to an impairment loss of $143.6 million for the nine months ended September 30, 2006 related to our investment in the Transeastern JV and an impairment charge of $4.8 million in a joint venture in Southwest Florida. Excluding the impairment losses, our earnings from joint ventures increased to $94.7 million from $24.0 million for the nine months ended September 30, 2005. This increase is a result of a 95% increase in the number of joint venture deliveries (excluding the Transeastern JV) to 1,458 deliveries for the nine months ended September 30, 2006 from 746 deliveries for the nine months ended September 30, 2005.

Net Sales Orders (consolidated)

For the nine months ended September 30, 2006, net sales orders decreased by 21% as compared to the same period in 2005. The decrease in net sales orders is due to: (1) decreased demand in certain markets that had previously experienced high demand, which has resulted in a decrease in customer traffic; and (2) higher cancellation rates. We expect these factors to continue to negatively impact our combined net sales orders until the markets normalize.

Our cancellation rate increased to 27% for the nine months ended September 30, 2006 from 16% for the nine months ended September 30, 2005. All of our regions experienced an increase in cancellation rates. Our West region had the largest increase in cancellation rate to 38% for the nine months ended September 30, 2006 from 17% for the nine months ended September 30, 2005.

Net Sales Orders (unconsolidated joint ventures excluding the Transeastern JV)

For the nine months ended September 30, 2006, net sales orders decreased by 43% as compared to the same period in 2005. The decrease in net sales orders is due to: (1) decreased demand in certain markets that had previously experienced high demand, which has resulted in a decrease in customer traffic; and (2) higher cancellation rates. We expect these factors to continue to negatively impact our combined net sales orders until the markets normalize.

Financial Services

Financial Services revenues increased to $48.4 million for the nine months ended September 30, 2006, from $34.8 million for the nine months ended September 30, 2005. This 39% increase is due primarily to an increase in the number of closings at our mortgage and title operations and increased revenue per loan at our mortgage operations due to a shift toward more fixed rate mortgages. For the nine months ended September 30, 2006, our mix of mortgage originations was 20% adjustable rate mortgages (of which approximately 89% were interest only) and 80% fixed rate mortgages, which is a shift from 38% adjustable rate mortgages and 62% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the nine months ended September 30, 2006 was 728, and the average loan to value ratio on first mortgages was 77%. For the nine months ended September 30, 2006, approximately 10% of our homebuyers paid in cash as compared to 11% during the nine months ended September 30, 2005. Our combined mortgage operations capture ratio for non-cash homebuyers (excluding the Transeastern JV) increased to 68% for the nine months ended September 30, 2006 from 64% for the nine months ended September 30, 2005. The number of closings at our mortgage operations increased to 4,665 for the nine months ended September 30, 2006, from 3,811 for the nine months ended September 30, 2005. Our combined title operations capture ratio (excluding the Transeastern JV) increased to 98% of our homebuyers for the nine months ended September 30, 2006, from 89% for the comparable period in 2005. The capture ratio for the nine months ended September 30, 2005 was affected by an organizational change in our Phoenix operations causing a loss of closings during the period. The number of closings at our title operations increased to 18,082 for the nine months ended September 30, 2006, from 17,263 for the same period in 2005. Non-affiliated customers accounted for approximately 67% of our title company revenues for the nine months ended September 30, 2006.

Financial Services expenses increased to $32.5 million for the nine months ended September 30, 2006, from $28.1 million for the nine months ended September 30, 2005. This 16% increase is a result of increased compensation and slightly higher staff levels.

Homebuilding Segments

Our operating segments are aggregated into reportable segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, based primarily upon similar economic characteristics, product type and location. Our reportable segments consist of our four major Homebuilding geographic regions (Florida, Mid-Atlantic, Texas and the West) and our Financial Services operations.

We have historically aggregated our Homebuilding operations into a single reportable segment, but we have restated our segment disclosures to present four homebuilding reportable segments for the three and nine months ended September 30, 2006 as follows:

Florida: Jacksonville, Orlando, Southeast Florida, Southwest Florida, Tampa/St. Petersburg

Mid-Atlantic: Baltimore/Southern Pennsylvania, Delaware, Nashville, Northern Virginia

Texas: Austin, Dallas/Ft. Worth, Houston, San Antonio

West: Colorado, Las Vegas, Phoenix

The following tables set forth selected financial and operational information related to our homebuilding operations for the periods indicated (dollars in millions, except average price in thousands):

Selected Homebuilding Operations and Financial Data

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues:
Homebuilding Florida:
Sales of homes	$214.0	$190.8	$758.9	$627.0
Sales of land	4.1	5.9	14.0	6.1

Total Homebuilding Florida	$218.1	$196.7	$772.9	$633.1
Homebuilding Mid-Atlantic:
Sales of homes	$70.0	$75.1	$204.7	$186.3
Sales of land	0.2	0.3	6.7	0.6

Total Homebuilding Mid-Atlantic	$70.2	$75.4	$211.4	$186.9
Homebuilding Texas:
Sales of homes	$185.3	$134.3	$530.1	$338.6
Sales of land	6.3	8.7	12.4	13.0

Total Homebuilding Texas	$191.6	$143.0	$542.5	$351.6
Homebuilding West:
Sales of homes	$128.6	$162.6	$332.1	$505.4
Sales of land	3.2	84.9	26.7	135.0

Total Homebuilding West	$131.8	$247.5	$358.8	$640.4

Total Homebuilding Revenues	$611.7	$662.6	$1,885.6	$1,812.0

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Results of Operations:
Homebuilding:
Florida(1)	$(116.0)	$33.0	$(5.5)	$94.3
Mid-Atlantic	(9.9)	10.9	2.3	25.6
Texas	15.5	10.3	45.1	20.4
West(2)	(3.4)	77.4	72.9	135.7
Financial Services	5.0	3.0	15.9	6.7
Corporate and unallocated	(12.1)	(21.7)	(57.4)	(54.2)

Income (loss) before provision (benefit) for income taxes	$(120.9)	$112.9	$73.3	$228.5

(1)	Includes impairment on Transeastern joint venture of $143.6 million for the three and nine months ended September 30, 2006 and an impairment charge of $4.8 million related to our investment in joint ventures in Southwest Florida.

(2)	Included in the three and nine months ended September 30, 2006 is a charge of $5.7 million related to the impairment of goodwill at our Colorado division.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Impairment charges on active communities:
Homebuilding:
Florida	$4.5	$0.2	$5.2	$0.2
Mid-Atlantic	10.4	—	13.5	—
Texas	0.5	—	0.5	—
West	14.4	1.1	16.1	1.1

Total impairment charges on active communities	$29.8	$1.3	$35.3	$1.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Write-offs of deposits and abandonment costs:
Homebuilding:
Florida	$0.2	$—	$1.3	$—
Mid-Atlantic	7.5	—	8.0	—
Texas	—	—	0.3	0.6
West	12.3	—	12.7	—

Total write-offs of deposits and abandonment costs	$20.0	$—	$22.3	$0.6

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Homes	$	Homes	$	Homes	$	Homes	$

Deliveries:
Consolidated:
Florida	580	$214.0	627	$190.8	2,079	$758.9	2,144	$627.0
Mid-Atlantic	189	70.0	171	75.1	522	204.7	448	186.3
Texas	757	185.3	555	134.3	2,170	530.1	1,402	338.6
West	395	128.6	528	162.6	1,058	332.1	1,766	505.4

Consolidated total	1,921	$597.9	1,881	$562.8	5,829	$1,825.8	5,760	$1,657.3
Unconsolidated joint ventures:
Florida*	—	—	—	—	—	—	—	—
Mid-Atlantic	12	3.1	71	20.1	100	28.9	118	33.9
West	422	141.9	331	115.1	1,358	485.6	628	204.7

Total unconsolidated joint ventures	434	145.0	402	135.2	1,458	514.5	746	238.6

Combined total	2,355	$742.9	2,283	$698.0	7,287	$2,340.3	6,506	$1,895.9

*	Excludes 586 deliveries and revenues of $180.2 million from the Transeastern JV for the three months ended September 30, 2006; 1,647 deliveries and revenues of $501.2 million for the nine months ended September 30, 2006, and 126 deliveries and revenues of $33.9 million for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Homes	$	Homes	$	Homes	$	Homes	$

Net Sales Orders(1):
Consolidated:
Florida	377	$150.4	714	$239.0	1,627	$642.3	2,196	$753.9
Mid-Atlantic	146	53.5	95	35.7	480	190.9	491	209.1
Texas	741	186.2	709	175.8	2,384	598.1	2,133	532.2
West	206	63.7	303	106.3	982	334.4	2,121	691.0

Consolidated total	1,470	$453.8	1,821	$556.8	5,473	$1,765.7	6,941	$2,186.2
Unconsolidated joint ventures:
Florida*	1	0.5	—	—	13	5.2	—	—
Mid-Atlantic	13	2.7	49	16.0	71	17.5	149	50.4
West	134	28.7	555	211.5	718	214.1	1,255	459.3

Total unconsolidated joint ventures	148	31.9	604	227.5	802	236.8	1,404	509.7

Combined total	1,618	$485.7	2,425	$784.3	6,275	$2,002.5	8,345	$2,695.9

(1)	Net of cancellations

*	Excludes 23 net cancellations with a sales value of $13.0 million from the Transeastern JV for the three months ended September 30, 2006; 85 net sales orders with a sales value of $50.6 million for the nine months ended September 30, 2006, and 267 net sales orders with a sales value of $82.1 million for the three and nine months ended September 30, 2005.

	September 30, 2006			September 30, 2005
			Avg			Avg
	Homes	$	Price	Homes	$	Price

Sales Backlog:
Consolidated:
Florida	2,485	$920.1	$370	2,980	$1,033.9	$347
Mid-Atlantic	259	98.5	$380	389	164.6	$423
Texas	1,452	387.3	$267	1,274	331.0	$260
West	775	306.1	$395	965	318.1	$330

Consolidated total	4,971	$1,712.0	$344	5,608	$1,847.6	$329
Unconsolidated joint ventures:
Florida*	49	14.6	$298	32	7.7	$242
Mid-Atlantic	8	2.4	$304	167	56.0	$335
West	903	313.9	$348	1,827	674.1	$369

Total unconsolidated joint ventures	960	330.9	$345	2,026	737.8	$364

Combined total	5,931	$2,042.9	$344	7,634	$2,585.4	$339

*	Excludes 1,516 homes in backlog with a sales value of $435.6 million from the Transeastern JV at September 30, 2006 and 3,179 homes in backlog with a sales value of $922.6 million at September 30, 2005.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
		Sales		Sales		Sales		Sales
	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders

Average Price:
Consolidated:
Florida	$369	$399	$304	$335	$365	$395	$292	$343
Mid-Atlantic	$370	$366	$439	$376	$392	$398	$416	$426
Texas	$245	$251	$242	$248	$244	$251	$241	$250
West	$326	$309	$308	$351	$314	$341	$286	$326
Consolidated total	$311	$309	$299	$306	$313	$323	$288	$315
Unconsolidated joint ventures:
Florida	—	$456	—	—	—	$400	—	—
Mid-Atlantic	$254	$210	$284	$327	$289	$247	$287	$338
West	$336	$214	$348	$381	$358	$298	$326	$366
Total unconsolidated joint ventures	$334	$216	$336	$377	$353	$295	$320	$363
Combined total	$315	$300	$306	$323	$321	$319	$291	$323

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Florida:  Homebuilding revenues increased 11% for the three months ended September 30, 2006 to $218.1 million from $196.7 million in 2005. The increase in revenues was primarily due to a 21% increase in the average sales price of homes delivered to $369,000 from $304,000 offset by a 7% decrease in the number of home deliveries. Gross margins on home sales were 23.3% for the three months ended September 30, 2006, compared to 26.0% for the same period in the prior year. Gross margins on home sales decreased for the three months ended September 30, 2006 primarily due to higher sales incentives offered to homebuyers ($27,800 per home delivered in the third quarter of 2006, compared to $3,600 in the same period last year) and an increase of $4.3 million of inventory valuation adjustments. Excluding these impairment charges, the gross margin on home sales decreased by 0.7% during the three months ended September 30, 2006 as compared to the same period in the prior year.

Gross profit on land sales was $2.2 million for the three months ended September 30, 2006 compared to $5.2 million during the same period last year.

Earnings from unconsolidated joint ventures for the three months ended September 30, 2006 included an impairment charge of $143.6 million for our investment and related receivables from our Transeastern joint venture and an impairment charge of $4.8 million related to our investment in a joint venture in Southwest Florida.

Mid-Atlantic:  Homebuilding revenues decreased 7% to $70.2 million for the three months ended September 30, 2006 from $75.4 million for the same period in 2005. The decrease in revenues was primarily due to a decrease in the average selling price to $370,000 from $439,000 offset by an increase of 11% in homes delivered to 189 homes delivered compared to 171 homes delivered in the prior period. Gross margins on home sales were 3.6% for the three months ended September 30, 2006, compared to 25.3% for the same period in the prior year. Gross margins on home sales decreased for the three months ended September 30, 2006 primarily due to $10.4 million of inventory valuation adjustments and higher sales incentives offered to homebuyers ($27,100 per home delivered in the third quarter of 2006, compared to $7,100 per home delivered in the same period last year). Excluding these impairment charges, the gross margin on home sales decreased by 6.8% during the three months ended September 30, 2006 as compared to the same period in the prior year.

For the three months ended September 30, 2006, the Mid-Atlantic had a loss on land sales of $7.4 million (net of $7.5 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase), compared to a loss on land sales of $1.4 million during the same period last year.

Texas:  Homebuilding revenues increased 34% for the three months ended September 30, 2006 to $191.6 million from $143.0 million in 2005. The increase in revenues was primarily due to a 36% increase in the number of home deliveries to 757 from 555 for the three months ended September 30, 2005. Gross margins on home sales were consistent with prior quarter of 20.6% for the three months ended September 30, 2006, compared to 21.2% for the three months ended September 30, 2005.

Gross profit on land sales was $0.1 million for the three months ended September 30, 2006 compared to a loss of $0.2 million during the same period last year.

West:  Homebuilding revenues decreased 47% for the three months ended September 30, 2006 to $131.8 million from $247.5 million in 2005. The decrease in revenues was primarily due to a 25% decrease in the number of home deliveries offset by an increase of 6% in the average selling price to $326,000 from $308,000. Gross margins on home sales were 10.6% for the three months ended September 30, 2006, compared to 35.2% for the same period in the prior year. Gross margins on home sales decreased for the three months ended September 30, 2006 primarily due to higher sales incentives offered to homebuyers ($34,000 per home delivered in the third quarter of 2006, compared to $8,500 in the same period last year) and $14.4 million of inventory valuation adjustments in 2006 compared to $1.1 million during the same period last year. Excluding these impairment charges, the gross margin on home sales decreased by 14.1% during the three months ended September 30, 2006 as compared to the same period in the prior year.

For the three months ended September 30, 2006, the West region had a $12.7 million loss on land sales (net of $12.3 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase and inventory valuation adjustments), compared to a profit of $26.3 million during the same period last year.

Operating income for the three months ended September 30, 2006 included a $5.7 million charge for the impairment of goodwill at our Colorado division.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Florida:  Homebuilding revenues increased 22% for the nine months ended September 30, 2006 to $772.9 million from $633.1 million in 2005. The increase in revenues was primarily due to a 25% increase in the average sales price of homes delivered offset by a 3% decrease in the number of home deliveries. Gross margins on home sales were 27.3% for the nine months ended September 30, 2006, compared to 23.5% for the same period in the prior year. The increase in gross margin on home sales was offset by $5.2 million of inventory valuation adjustments in 2006.

Gross profit on land sales was $4.7 million for the nine months ended September 30, 2006 (net of $1.3 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase), compared to $5.0 million during the same period last year.

Earnings from unconsolidated entities for the three months ended September 30, 2006 included charges of $148.4 million of valuation adjustments recognized on our investments in, and related receivables from, unconsolidated joint ventures.

Mid-Atlantic:  Homebuilding revenues increased 13% for the nine months ended September 30, 2006 to $211.4 million from $186.9 million in 2005. The increase in revenues was primarily due to an increase of 17% in the number of home deliveries offset by a decrease in the average sales price of homes delivered to $392,000 for the nine months ended September 30, 2006 compared to $416,000 in the prior period. Gross margins on home sales were 14.2% for the nine months ended September 30, 2006, compared to 25.0% for the same period in the prior year. Gross margins on home sales decreased for the nine months ended September 30, 2006 primarily due to higher sales incentives offered to homebuyers ($24,000 per home delivered during the nine months ended September 30, 2006, compared to $7,000 per home delivered in the same period last year) and $13.5 million of inventory valuation adjustments in 2006. Excluding these impairment charges, the gross margin on home sales decreased by 4.2% during the nine months ended September 30, 2006 as compared to the same period in the prior year.

The Mid-Atlantic region had a loss on land sales of $6.3 million for the nine months ended September 30, 2006 (net of $8.0 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase), compared to a loss of $1.3 million during the same period last year.

Texas:  Homebuilding revenues increased 54% for the nine months ended September 30, 2006 to $542.5 million from $351.6 million in 2005. The increase in revenues was primarily due to a 55% increase in the number of home deliveries and a 1% increase in the average sales price of homes delivered. Gross margins on home sales were consistent with prior year of 20.7% for the nine months ended September 30, 2006, compared to 21.2% for the nine months ended September 30, 2005.

Gross profit on land sales was $0.2 million for the nine months ended September 30, 2006 compared to a $0.3 million loss during the same period last year. For the nine months ended September 30, 2006 and 2005, gross profit on land sales were net of $0.3 million, and $0.6 million, respectively, of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase or build on.

West:  Homebuilding revenues decreased 44% for the nine months ended September 30, 2006 to $358.8 million from $640.4 million in 2005. The decrease in revenues was primarily due to a 40% decrease in the number of home deliveries. Gross margins on home sales were 20.4% for the nine months ended September 30, 2006, compared to 26.5% for the same period in the prior year. Gross margins on home sales decreased for the nine months ended September 30, 2006 primarily due to higher sales incentives offered to homebuyers ($24,700 per home delivered in 2006, compared to $8,500 per home delivered in the same period last year) and $16.1 million of inventory valuation adjustments in 2006, compared to $1.1 million in the prior period last year. Excluding these impairment charges, the gross margin on home sales decreased by 1.4% during the nine months ended September 30, 2006 as compared to the same period in the prior year.

The West region had a loss on land sales of $8.2 million for the nine months ended September 30, 2006 (net of $12.7 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase or build on), compared to a profit of $34.8 million during the same period last year.

Operating income for the nine months ended September 30, 2006 included a $5.7 million charge for the impairment of goodwill at our Colorado division.

Financial Services Segment

The following table presents selected financial data related to our Financial Services segment for the periods indicated:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Revenues	$15.8	$13.4	$48.4	$34.8
Expenses	10.8	10.4	32.5	28.1

Financial Services pretax income	$5.0	$3.0	$15.9	$6.7

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

At September 30, 2006, we had unrestricted cash and cash equivalents of $34.1 million as compared to $34.9 million at December 31, 2005.

Our net income generally is our most significant source of operating cash flow. However, because of our growth in recent periods, our operations have generally used more cash than they have generated. As a result, cash used in operating activities was $179.3 million during the nine months ended September 30, 2006, as compared to $251.5 million during the nine months ended September 30, 2005. The use of cash in operating activities primarily is due to $388.5 million in additional inventory to support our growth. These expenditures have been financed by retaining earnings, borrowings under our revolving credit facility and the issuance of senior notes. However, as we have curtailed land acquisition in most of our markets, we expect to see a decline in inventory as we align our land holdings to the current declining housing demand.

Cash used in investing activities was $7.1 million during the nine months ended September 30, 2006, as compared to cash used in investing activities of $140.6 million during the nine months ended September 30, 2005. The decrease in cash used in investing activities is primarily due to an increase of $32.3 million in capital distributions received from our unconsolidated joint ventures, a decrease of $108.8 million for investments in unconsolidated joint ventures, and a decrease in loans to unconsolidated joint ventures of $8.7 million. This decrease was partially offset by an increase in net additions to property and equipment of $5.3 million during the nine months ended September 30, 2006.

Financing Activities

Our consolidated borrowings at September 30, 2006 were $1.1 billion, up from $911.7 million at December 31, 2005. At September 30, 2006, our Homebuilding borrowings of $1.1 billion included $300.0 million of 9% senior notes due 2010, $250.0 million of 8 1/4% senior notes due 2011, $185.0 million of 10 3/8% senior subordinated notes due 2012, $125.0 million of 7 1/2% senior subordinated notes due 2011, and $200.0 million of 7 1/2% senior subordinated notes due 2015. Our weighted average debt to maturity is 5.2 years, while our average inventory turnover is 1.1 times per year.

In March 2006, we entered into an $800.0 million revolving credit facility. The facility has a letter of credit subfacility of $400.0 million. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries. The revolving credit facility expires on March 9, 2010. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions.

On October 23, 2006, we amended our $800.0 million revolving credit facility as a result of a material adverse change that occurred with respect to one of our wholly-owned subsidiaries that held the investment in the Transeastern JV. This material adverse change was a direct result of the $143.6 million write-off of our investment in the Transeastern JV. This amendment changes our existing $800.0 million unsecured revolving credit facility to a secured revolving credit facility, which permits us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base calculated in accordance with the amendment. The amendment changes certain definitions in the credit facility, provides for mortgage requirements on the borrowing base assets, provides interim borrowing limits until the borrowing base assets have been securitized and provides limitations on future investments in or advances to the Transeastern JV.

As of September 30, 2006, we had no borrowings under the revolving credit facility, had issued letters of credit totaling $307.8 million and had $465.8 million in availability, all of which we could have borrowed without violating any of our debt covenants. Included in the amendment are interim limits placed on the amount of borrowings and letters of credit we could have outstanding under the credit facility until all liens and security interests are filed on the borrowing base assets. Upon finalizing the amendment, our availability under the interim limits was $100.0 million from the amendment date through November 6, 2006, and $150.0 million after November 6, 2006, until the liens and security interests on the borrowing base assets are filed. Our availability under the amended credit facility would have been $492.1 million on October 23, 2006, had all liens and security interests been filed. We are currently in the process of filing all liens and security interests and anticipate completing this process by December 31, 2006.

On April 12, 2006, we issued $250.0 million of 8 1/4% senior notes due 2011. The net proceeds of $248.8 million were used to repay amounts outstanding under our revolving credit facility. In connection with the issuance of the 8 1/4% senior notes, we filed within 90 days of issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions). The registration statement has not been declared effective within the required 180 days of issuance and, as a result, are subject to special interest which will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, October 9, 2006, and shall increase by 0.25% per annum at the end of each subsequent 90-day period, up to a maximum of 1.0% per annum.

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

Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 50.4% at September 30, 2006 from 46.7% at December 31, 2005, due primarily to the issuance of $250.0 million of senior notes for cash used in operations. As noted above, we have made significant investments in inventory which we have financed, in part, through debt, additional equity, and internally generated cash. We believe that our financial leverage is appropriate given our industry and size.

Homebuilding Net Debt to Capital

	September 30,	December 31,
	2006	2005
	(Dollars in millions)

Notes payable	$1,060.6	$811.6
Bank borrowings	—	65.0

Homebuilding borrowings(1)	$1,060.6	$876.6
Less: unrestricted cash	27.4	26.2

Homebuilding net debt	$1,033.2	$850.4
Stockholders’ equity	1,018.7	971.3

Total capital(2)	$2,051.9	$1,821.7

Ratio	50.4%	46.7%

(1)	Does not include obligations for inventory not owned of $304.0 million at September 30, 2006 and $124.6 million at December 31, 2005, all of which are non-recourse to us.

(2)	Does not include Financial Services bank borrowings of $42.5 million at September 30, 2006 and $35.1 million at December 31, 2005.

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

Our mortgage subsidiary has the ability to borrow up to $200.0 million under two warehouse lines of credit to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”) provides for revolving loans of up to $150.0 million. Our mortgage subsidiary’s other warehouse line of credit (the “Secondary Warehouse Line of Credit”) is comprised of (1) a credit facility providing for revolving loans of up to $30.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $20.0 million in mortgage loans generated by our mortgage subsidiary. The Primary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Secondary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125%. The Primary Warehouse Line of Credit expires on December 8, 2006 and the Secondary Warehouse Line of Credit expires on February 11, 2007. We are currently negotiating with our lenders to renew our existing Primary Warehouse Line of Credit. Both warehouse lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At September 30, 2006, we had $42.5 million in borrowings under our mortgage subsidiary’s warehouse lines of credit.

We also have on file with the Commission a universal shelf registration statement registering debt securities, guarantees of debt securities, common stock, preferred stock, warrants, stock purchase contracts, stock purchase units, and depositary shares. During the nine months ended September 30, 2006, we did not issue any securities under this shelf registration. As of September 30, 2006, we can issue up to $406.0 million of securities under this shelf registration statement.

We believe that we have adequate financial resources, including unrestricted cash, availability under our revolving credit facility and the warehouse lines of credit, and relationships with financial partners to meet our current and anticipated working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $93.9 million (at September 30, 2006, based on the outstanding balances and interest rates as of such date). However, there can be no assurance that the amounts available from such sources will be sufficient. If we identify capital market opportunities or new growth opportunities, or if our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional debt or equity financing to operate or expand our business.

At September 30, 2006, the amount of our annual debt service payments was $93.9 million. This amount included annual debt service payments on the senior and senior subordinated notes of $91.2 million and interest payments on the warehouse lines of credit of $2.7 million based on the balances outstanding as of September 30, 2006. The amount of our annual debt service payments on the warehouse lines of credit fluctuate based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payment by $0.4 million per year.

Off Balance Sheet Arrangements

Land and Homesite Option Contracts

We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. Option contracts allow us to control significant homesite positions with a minimal capital investment and substantially reduce the risk associated with land ownership and development. At September 30, 2006, we had refundable and non-refundable deposits of $224.0 million and had issued letters of credit of approximately $275.9 million associated with our option contracts. The financial exposure for nonperformance on our part in these transactions generally is limited to our deposits and/or letters of credit.

Additionally, at September 30, 2006, we had performance / surety bonds outstanding of approximately $306.5 million and letters of credit outstanding of approximately $31.9 million primarily related to land development activities.

Investments in Unconsolidated Joint Ventures

We have entered, and expect to continue to enter, into joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. At September 30, 2006, we had investments in unconsolidated joint ventures of $134.1 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At September 30, 2006, we had receivables of $20.3 million from these joint ventures due to loans and advances, unpaid management fees and other items. The debt covenants under our amended revolving credit facility contain limitations on the amount of our direct cash investments in joint ventures.

Transeastern JV Limited Guarantees

We received demand letters (the “Demand Letters”) from Deutsche Bank as Administrative Agent for the lenders to the Transeastern JV demanding payment under certain guarantees entered into in connection with the issuance of debt to the Transeastern JV. The Demand Letters allege that the Transeastern JV has failed to comply with certain of its obligations pursuant to the Credit Agreements and as a result potential defaults and events of default have occurred which allegedly have triggered our obligations pursuant to the Guarantees, and demand that we pay all of the outstanding obligations under each of the Credit Agreements. We do not believe that our obligations pursuant to the Guarantees have been triggered, we have formally disputed the allegations and are in discussions with the Administrative Agent and the lenders concerning this situation. If it is determined that we have significant obligations under these guarantees, this would have a material adverse effect on our consolidated financial position and results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found throughout this Quarterly Report and specifically in the material set forth in the section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “expect,” “estimate,” “project,” and “future.” Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our belief that our obligations pursuant to the guarantees we rendered in connection with the Transeastern joint venture have not been triggered or that we can successfully reach an agreement with the Lenders without a material adverse effect on us, our consolidated financial position or results of operations;

•	our expectations regarding the timing of Transeastern JV’s completion of its impairment analysis as it relates to inventory and other intangible assets and its impact on the total assets of the joint venture;

•	our expectation that the Transeastern JV will not provide a contribution to our future results;

•	our expectations regarding the timing of filing all liens and security interests on the borrowing base assets under the credit facility;

•	our expectations regarding our continued use of option contracts and investments in unconsolidated joint ventures to control homesites, reduce and share the risks associated with land ownership and development, and manage our business, and their effect on our business;

•	our response to the challenging housing market;

•	our expectation that decreased demand in certain markets and higher cancellation rates will continue to negatively impact our combined net sales orders until the markets normalize;

•	our expectation that the average selling price of homes in backlog will decrease in the future as cancellations continue to increase and higher incentives are offered to move home inventory;

•	our expectation that we will see a decline in inventory as we align our land holdings to the current declining housing demand;

•	our expectation that our gross margins on home sales will be negatively impacted due to increased sales incentives and product mix shifts;

•	our expectations regarding our use of cash in operations;

•	our beliefs and expectations regarding our land acquisition strategy, future land sales and opportunities for profit;

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our annual debt service payments, and land acquisition and development needs;

•	our estimates of the amount of pre-tax expense we will record in accordance with FAS 123R for the remainder of the year ending December 31, 2006; and

•	our expectations regarding the timing of recognition of compensation expense related to unvested stock option awards.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ materially from the results discussed in and anticipated by the forward-looking statements. The most important factors that could cause the assumptions underlying forward-looking statements and actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to prevail in our belief that our obligations pursuant to the Guarantees have not been triggered or successfully reach an agreement with the Lenders without a material adverse effect on us, our consolidated financial position or results of operations;

•	our ability to successfully respond to the challenging housing market;

•	our ability to borrow or otherwise finance our business in the future;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as increases in interest rates, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies in our homebuilding operations and financial services business;

•	our ability to successfully dispose of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our relationship with Technical Olympic S.A. and its control over our business activities;

•	events which would impede our ability to open new communities and/or deliver homes within anticipated timeframes and/or within anticipated budgets;

•	an increase in the cost, or shortages in the availability, of qualified labor and materials;

•	our ability to compete in our existing and future markets;

•	our ability to successfully enter into, utilize, and recognize the anticipated benefits of, joint ventures and option contracts;

•	a decline in the value of the land and home inventories we maintain;

•	currently unanticipated delays or disruptions in the land development, permitting or construction process;

•	the impact of hurricanes, tornadoes or other natural disasters or weather conditions on our business, including the potential for shortages and increased costs of materials and qualified labor and the potential for delays in construction and obtaining government approvals;

•	an increase or change in government regulations, or in the interpretation and/or enforcement of existing governmental regulations; and

•	the impact of any or all of the above risks on the operations or financial results of our unconsolidated joint ventures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our senior and senior subordinated notes offerings, as of September 30, 2006, $1.1 billion of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our warehouse lines of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of September 30, 2006, we had $42.5 million drawn under our warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $0.4 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.

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

Our Annual Report on Form 10-K for the year ended December 31, 2005 contains further information regarding our market risk. As of September 30, 2006, there have been no material changes in our market risk since December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2006. Based on such evaluation, such officers have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”) and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “2nd Quarter 2006 Form 10-Q”).

The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2005 Form 10-K and the 2nd Quarter 2006 Form 10-Q.

As previously disclosed in risk factors contained in our 2005 Form 10-K and the 2nd Quarter 2006 Form 10-Q, our operations are concentrated in Florida, Texas, and Arizona and adverse economic or other business conditions, including excess housing supply or decreased consumer confidence in the real estate market in these markets or in any of the other markets in which we operate, all of which are outside of our control, could have an adverse effect on our revenues and earnings. During the quarter ended September 30, 2006, we continued to experience a significant decline in sales orders and an increase in cancellation rates in all of our regions, except our Texas region, as compared to 2005. We attribute these developments to, among other things, increased inventory of new and used homes for sale, the impact of concerns from prospective homebuyers over rising interest rates and home prices and a decline in homebuyer consumer confidence. In addition, during the quarter ended September 30, 2006, we continued to use increased sales incentives and advertising expenditures and broker commissions as a result of the slowdown in the housing market, which negatively affected our profit margins. We expect that these economic and other business conditions will continue for the foreseeable future. These developments have had, and may continue to have, a material adverse effect on our financial condition, revenues and results of operations. See 2005 Form 10-K, Item 1A, “Risks Related to Our Business — Economic downturns, excess housing supply or decreased consumer confidence in the geographic areas in which we operate could adversely affect demand and prices for new homes in those areas and could have an adverse effect on our revenues and earnings” and “Risks Related to Our Industry — Changes in economic or other business conditions could adversely affect demand and prices for new homes, which could decrease our revenues.”

If our obligations pursuant to the guarantees rendered in connection with the Transeastern JV have been triggered, we may have significant obligations under those guarantees which would have a material adverse effect on our consolidated financial position and results of operations.

We have received demand letters from the administrative agent for the lenders to the Transeastern JV demanding payment under the Completion Guarantees and Carve Out Guarantees we entered into in connection with the loan to the joint venture. The demand letters allege potential defaults and that events of default have occurred under the Guarantees that have triggered our obligations to pay all of the outstanding obligations under each of the credit agreements.

If our obligations pursuant to the Completion Guarantees have been triggered we will be responsible for the payment and discharge of all “project costs” (as such term is defined in the Completion Guarantees) and for paying, bonding or otherwise removing any mechanics’ liens that may be filed with respect to a project. In addition, we would be responsible for completing or causing the completion of all development activities with respect to a project. Work is progressing on these projects but if applicable portions of certain projects are not completed by the joint venture, our preliminary analysis indicates that the liability could approximate $25.0 million based on current estimates of costs to complete.

If our obligations pursuant to the Carve Out Guarantees have been triggered, we and the other member of the joint venture would be required to indemnify the lenders for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements arising out of fraud or material misrepresentation by any of the borrowing entities, the misappropriation by the borrowing entities of certain payments, improper use of insurance proceeds, intentional misconduct or waste with respect to the collateral and failure to maintain insurance. If it is determined that the losses are a result of our acts or omissions, we must indemnify the other member for its losses under the Guarantees. In addition, if a voluntary petition in bankruptcy is filed by any of the borrowers, we and the other member of the joint venture would be responsible for payment of the full amount of the outstanding loans.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

10.1	Amendment No. 1 to Credit Agreement dated October 23, 2006 among Technical Olympic USA; Inc., certain of its subsidiaries, the Lenders party thereto and Citigroup North America, Inc. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated October 17, 2006.
10.2	$450,000,000 Credit Agreement dated as of August 1, 2005, by and among EH/Transeastern, LLC and TE/TOUSA Senior, LLC, as the Borrowers, Deutsche Bank Trust Company Americas and the Institutions from time to time party thereto, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Deutsche Bank Securities, Inc., as sole Lead Arranger and Sole Book Running Manager
10.3	$137,500,000 Senior Mezzanine Credit Agreement dated as of August 1, 2005, by and among TE/TOUSA Mezzanine, LLC, as the Borrower, Deutsche Bank Trust Company Americas and the Institutions from time to time party thereto, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Deutsche Bank Securities, Inc., as sole Lead Arranger and Sole Book Running Manager
10.4	$87,500,000 Junior Mezzanine Credit Agreement dated as of August 1, 2005, by and among TE/TOUSA Mezzanine Two, LLC, as the Borrower, Deutsche Bank Trust Company Americas and the Institutions from time to time party thereto, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Deutsche Bank Securities, Inc., as sole Lead Arranger and Sole Book Running Manager
10.5	Completion Guaranty dated as of August 1, 2005 made by Tousa Homes, L.P. and Technical Olympic USA, Inc. in favor of Deutsche Bank Trust Company Americas, as Administrative Agent. (Additional guaranties of the same obligations in substantially identical forms were executed in connection with the $137,500,000 Senior Mezzanine Credit Agreement and the $87,500,000 Junior Mezzanine Credit Agreement)
10.6	Carve-out Guaranty dated as of August 1, 2005 made by Tousa Homes, L.P. and Technical Olympic USA, Inc. in favor of Deutsche Bank Trust Company Americas, as Administrative Agent. (Additional guaranties of the same obligations in substantially identical forms were executed in connection with the $137,500,000 Senior Mezzanine Credit Agreement and the $87,500,000 Junior Mezzanine Credit Agreement)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technical Olympic USA, Inc.

By:	/s/ Randy L. Kotler
Name: Randy L. Kotler

Title:	Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer

Date: November 14, 2006