Form 10-K/A
period 2005-12-31
TECHNICAL OLYMPIC USA INC
filed 2007-03-19
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2005, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K/A.

Explanatory Paragraph

This Form 10-K/A for the year ended December 31, 2005 is being filed for the purpose of restating Note 12 in our Notes to Consolidated Financial Statements, which includes expanded reportable segment footnote disclosures related to our homebuilding operations. Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2005, we restated our disclosure of reportable segments by disaggregating our one homebuilding reportable segment into four reportable segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). The restatement does not affect our consolidated financial condition at December 31, 2005 and December 31, 2004, or results of operations and related earnings per share amounts or cash flows for the years ended December 31, 2005, 2004 and 2003. Conforming changes have been made to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K/A. See Note 12 in the Notes to Consolidated Financial Statements for further information relating to the restatement. This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K on March 10, 2006, except in connection with the foregoing.

PART I

Item 1.	Business

We design, build and market high quality detached single-family residences, town homes, and condominiums. We operate in markets characterized by strong population and income growth. Currently, we conduct homebuilding operations through our consolidated operations and unconsolidated joint ventures in various metropolitan markets in ten states, located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West. As used in this Form 10-K/A, “consolidated” information refers only to information relating to our operations which are consolidated in our financial statements; “combined” information includes consolidated information and information relating to our unconsolidated joint ventures.

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

For financial information about our homebuilding and financial services operating segments, please see our consolidated financial statements on pages F-1 through F-39 of this Form 10-K/A.

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

As discussed in Note 12 to the consolidated financial statements, subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2005, we restated our disclosures of reportable segments by disaggregating our one homebuilding reportable segment into four reportable segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). We had historically aggregated our homebuilding divisions, which comprise our operating segments, into a single reportable segment. We have restated our segment disclosure for the years ended December 31, 2005, 2004 and 2003 to present disaggregated information for our four homebuilding reportable segments in accordance with SFAS 131 based primarily upon similar economic characteristics, product type, geographic area, and information used by the chief operating decision maker to allocate resources and assess performance. The restatement has no impact on our consolidated statements of financial condition as of December 31, 2005 and December 31, 2004, consolidated statements of income and related earnings per share amounts for the years ended December 31, 2005, 2004 and 2003 or consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003. The Results of Operations Section of Management’s Discussion and Analysis of Financial Condition gives effect to this restatement.

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

Results of Operations — Consolidated

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

Reportable Segments

Our operating segments are aggregated into reportable segments in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, based primarily upon similar economic characteristics, product type, geographic area, and information used by the chief operating decision maker to allocate resources and assess performance. Our reportable segments consist of our four major Homebuilding geographic regions (Florida, Mid-Atlantic, Texas and the West) and our Financial Services operations.

Homebuilding Operations

We have historically aggregated our Homebuilding operations into a single reportable segment, but we have restated our segment disclosures to present four homebuilding reportable segments for the years ended December 31, 2005, 2004 and 2003 as follows:

Florida:  Jacksonville, Orlando, Southeast Florida, Southwest Florida, Tampa/St. Petersburg
Mid-Atlantic:  Baltimore/Southern Pennsylvania, Delaware, Nashville, Northern Virginia
Texas:  Austin, Dallas/Ft. Worth, Houston, San Antonio
West:  Colorado, Las Vegas, Phoenix

The following tables set forth selected financial and operational information related to our Homebuilding operations for the periods indicated (dollars in millions, except average price in thousands):

Selected Homebuilding Operations and Financial Data

	Year Ended December 31,
	2005	2004	2003

Revenues:
Homebuilding Florida:
Sales of homes	$829.4	$632.8	$562.5
Sales of land	29.8	63.2	3.5

Total Homebuilding Florida	859.2	696.0	566.0
Homebuilding Mid-Atlantic:
Sales of homes	290.3	235.3	209.3
Sales of land	0.6	7.3	16.2

Total Homebuilding Mid-Atlantic	290.9	242.6	225.5
Homebuilding Texas:
Sales of homes	500.6	459.9	407.5
Sales of land	15.8	12.3	15.2

Total Homebuilding Texas	516.4	472.2	422.7
Homebuilding West:
Sales of homes	646.3	657.0	425.1
Sales of land	148.7	33.0	3.3

Total Homebuilding West	795.0	690.0	428.4

Total Homebuilding Revenues	$2,461.5	$2,100.8	$1,642.6

	Year Ended December 31,
	2005	2004	2003

Results of Operations:
Homebuilding:
Florida	$138.1	$109.0	$70.8
Mid-Atlantic	38.1	36.5	26.8
Texas	33.9	18.9	17.9
West	186.4	60.6	31.9
Financial Services	8.5	8.3	15.6
Corporate and unallocated	(60.1)	(43.3)	(32.7)

Income before provision for income taxes	$344.9	$190.0	$130.3

	Year Ended December 31,
	2005		2004		2003
Deliveries:	Homes	$	Homes	$	Homes	$

Consolidated:
Florida	2,785	$829.4	2,361	$632.8	2,311	$562.5
Mid-Atlantic	697	290.3	562	235.3	636	209.3
Texas	2,059	500.6	1,827	459.9	1,557	407.5
West	2,228	646.3	2,471	657.0	1,631	425.1

Consolidated total	7,769	2,266.6	7,221	1,985.0	6,135	1,604.4
Unconsolidated joint ventures:
Florida	347	106.6	—	—	—	—
Mid-Atlantic	185	55.5	61	16.0	—	—
West	1,134	382.0	55	18.7	—	—

Total unconsolidated joint ventures	1,666	544.1	116	34.7	—	—

Combined total	9,435	$2,810.7	7,337	$2,019.7	6,135	$1,604.4

	Year Ended December 31,
	2005		2004		2003
Net Sales Orders(1):	Homes	$	Homes	$	Homes	$

Consolidated:
Florida	2,794	$959.2	3,711	$1,107.8	2,662	$672.1
Mid-Atlantic	597	243.1	682	289.0	616	207.3
Texas	2,754	682.6	1,876	473.9	1,673	427.7
West	2,469	817.6	3,274	942.0	1,884	481.8

Consolidated total	8,614	2,702.5	9,543	2,812.7	6,835	1,788.9
Unconsolidated joint ventures:
Florida	391	120.1	32	7.8	—	—
Mid-Atlantic	141	47.3	160	44.8	—	—
West	1,477	548.0	198	65.0	—	—

Total unconsolidated joint ventures	2,009	715.4	390	117.6	—	—

Combined total	10,623	$3,417.9	9,933	$2,930.3	6,835	$1,788.9

(1)	Net of cancellations

	Year Ended December 31,
	2005			2004			2003
			Avg			Avg			Avg
Sales Backlog:	Homes	$	Price	Homes	$	Price	Homes	$	Price

Consolidated:
Florida	2,937	$1,036.7	$353	2,896	$898.9	$310	1,546	$423.8	$274
Mid-Atlantic	246	94.7	$385	346	141.9	$410	224	87.6	$391
Texas	1,238	319.3	$258	543	137.3	$253	494	123.3	$250
West	851	303.8	$357	1,309	388.9	$297	864	220.7	$255

Consolidated total*	5,272	1,754.5	$333	5,094	1,567.0	$308	3,128	855.4	$274
Unconsolidated joint ventures:
Florida	3,114	895.6	$288	32	7.8	$242	—	—	—
Mid-Atlantic	92	31.3	$341	136	39.5	$291	—	—	—
West	1,543	585.5	$379	501	163.1	$326	—	—	—

Total unconsolidated joint ventures*	4,749	1,512.4	$318	669	210.4	$314	—	—	—

Combined total*	10,021	$3,266.9	$326	5,763	$1,777.4	$308	3,128	$855.4	$274

*	Includes acquired backlog.

	Year Ended December 31,
	2005		2004		2003
		Sales		Sales		Sales
Average Price:	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders

Consolidated:
Florida	$298	$343	$268	$299	$243	$253
Mid-Atlantic	$417	$407	$419	$424	$329	$337
Texas	$243	$248	$252	$253	$262	$256
West	$290	$331	$266	$288	$261	$256
Consolidated total	$292	$314	$275	$295	$262	$262
Unconsolidated joint ventures:
Florida	$307	$307	—	$242	—	—
Mid-Atlantic	$300	$336	$263	$280	—	—
West	$337	$371	$339	$329	—	—
Total unconsolidated joint ventures	$327	$356	$299	$301	—	—
Combined total	$298	$322	$275	$295	$262	$262

	Percentage of Total Homebuilding Revenues
	Year Ended December 31,
	2005	2004	2003

Gross Margin	24.6%	20.4%	19.7%
SG&A	13.1%	12.0%	12.9%
Income from joint ventures	(1.9)%	(0.1)%	—
Other (income) expense, net	(0.3)%	(0.1)%	(0.2)%

Homebuilding pretax income	13.7%	8.6%	7.0%

Fiscal Year 2005 Compared to Fiscal Year 2004

Florida:  Homebuilding revenues increased 23% for the year ended December 31, 2005 to $859.2 million from $696.0 million for the year ended December 31, 2004. The increase in revenues was due to an 18% increase in the number of home deliveries to 2,785 homes delivered for the year ended December 31, 2005, compared to 2,361 homes delivered for the year ended December 31, 2004, and an 11% increase in the average sales price of homes delivered to $298,000 for the year ended December 31, 2005, compared to $268,000 for the year ended December 31, 2004. Gross margins on home sales were 24.7% for the year ended December 31, 2005, compared to 22.7% for the year ended December 31, 2004. Included in gross margins on home sales for the year ended December 31, 2005 were inventory impairment charges of $1.8 million.

Gross profit on land sales was $15.4 million for the year ended December 31, 2005 compared to $25.8 million for the year ended December 31, 2004.

Mid-Atlantic:  Homebuilding revenues increased 20% to $290.9 million for the year ended December 31, 2005 from $242.6 million for the year ended December 31, 2004. The increase in revenues was primarily due to a 24% increase in the number of homes delivered to 697 homes delivered for the year ended December 31, 2005, compared to 562 homes delivered for the year ended December 31, 2004. Gross margins on home sales were 23.8% for the year ended December 31, 2005, compared to 24.2% for the year ended December 31, 2004. Gross margins on home sales decreased for the year ended December 31, 2005 primarily due to $0.8 million of inventory impairment charges.

For the year ended December 31, 2005, the Mid-Atlantic region had a loss on land sales of $4.6 million, compared to a gross profit on land sales of $0.6 million for the year ended December 31, 2004.

Texas:  Homebuilding revenues increased 9% for the year ended December 31, 2005 to $516.4 million from $472.2 million for the year ended December 31, 2004. The increase in revenues was primarily due to a 13% increase in the number of home deliveries to 2,059 homes delivered for the year ended December 31, 2005, compared to 1,827 homes delivered for the year ended December 31, 2004. Gross margins on home sales increased to 21.2% for the year ended December 31, 2005 from 17.1% for the year ended December 31, 2004. Contributing to the increase in gross margins on home sales was a reduction of carrying costs on inventory through improved control over the number of unsold homes completed or under construction.

Loss on land sales was $2.1 million for the year ended December 31, 2005 compared to gross profit on land sales of $1.8 million for the year ended December 31, 2004.

West:  Homebuilding revenues increased 15% for the year ended December 31, 2005 to $795.0 million from $690.0 million for the year ended December 31, 2004. The increase in revenues was due to the sale of significant large tracts of land for the year ended December 31, 2005 in order to diversify our risk and recognize embedded profits. Gross margins on home sales were 27.6% for the year ended December 31, 2005, compared to 17.2% for the year ended December 31, 2004. Included in gross margins on home sales for the year ended December 31, 2005 and 2004 were $3.9 million and $0.3 million, respectively, of inventory impairment charges. Gross margins on home sales increased for the year ended December 31, 2005 primarily due to increased housing demand which has given us the ability to increase prices and improved control over the number of unsold homes completed or under construction.

For the year ended December 31, 2005, the West region had $36.3 million gross profit on land sales, compared to $7.2 million for the year ended December 31, 2004. Included in gross profit on land sales for the year ended December 31, 2004 is $2.3 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase and inventory impairment charges.

Fiscal Year 2004 Compared to Fiscal Year 2003

Florida:  Homebuilding revenues increased 23% for the year ended December 31, 2004 to $696.0 million from $566.0 million for the year ended December 31, 2003. The increase in revenues was due to: a 10% increase in the average sales price of homes delivered to $268,000 for the year ended December 31, 2004, compared to $243,000 for the year ended December 31, 2003; a 2% increase in the number of homes delivered to 2,361 for the year ended December 31, 2004, compared to 2,311 homes delivered for the year ended December 31, 2003; and a $59.7 million increase in land sales. Gross margins on home sales were 22.7% for the year ended December 31, 2004, compared to 22.5% for the year ended December 31, 2003.

Gross profit on land sales was $25.8 million for the year ended December 31, 2004 compared to $1.2 million for the year ended December 31, 2003 due to the sale of various large tracts of land in 2004.

Mid-Atlantic:  Homebuilding revenues increased 8% to $242.6 million for the year ended December 31, 2004 from $225.5 million for the year ended December 31, 2003. The increase in revenues was primarily due to a 27% increase in the average selling price to $419,000 for the year ended December 31, 2004, compared to $329,000 for the year ended December 31, 2003, offset by a decrease of 12% in the number of homes delivered to 562 for the year ended December 31, 2004 compared to 636 homes delivered for the year ended December 31, 2003. Revenues from land sales decreased by $8.9 million to $7.3 million from $16.2 million. Gross margins on home sales increased to 24.2% for the year ended December 31, 2004, against 20.8% for the year ended December 31, 2003 largely driven by the increase in demand which allowed us to increase prices.

Texas:  Homebuilding revenues increased 12% for the year ended December 31, 2004 to $472.2 million from $422.7 million for the year ended December 31, 2003. The increase in revenues was due to a 17% increase in the number of home deliveries to 1,827 for the year ended December 31, 2004, compared to 1,557 homes delivered for the year ended December 31, 2003. Gross margins on home sales were 17.1% for the year ended December 31, 2004, compared to 16.6% for the year ended December 31, 2003.

Gross profit on land sales was $1.8 million for the year ended December 31, 2004 (net of $2.0 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase and inventory impairment charges), compared to gross profit on land sales of $3.2 million (net of $0.8 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase) for the year ended December 31, 2003.

West:  Homebuilding revenues increased 61% for the year ended December 31, 2004 to $690.0 million from $428.4 million for the year ended December 31, 2003. The increase in revenues was primarily due to: a 52% increase in the number of home deliveries to 2,471 for the year ended December 31, 2004, compared to 1,631 homes delivered for the year ended December 31, 2003; a 2% increase in the average selling price to $266,000 for the year ended December 31, 2004, compared to $261,000 for the year ended December 31, 2003; and, a $29.7 million increase in land sales. Gross margins on home sales were 17.2% for the year ended December 31, 2004, compared to 17.8% for the year ended December 31, 2003.

For the year ended December 31, 2004, the West region had a gross profit of $7.2 million on land sales (net of $2.3 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase and inventory impairment charges), compared to gross profit on land sales of $0.8 million for the year ended December 31, 2003.

Financial Services Operations

The following table presents selected financial data related to our Financial Services reportable segment for the periods indicated (in millions):

	Year Ended December 31,
	2005	2004	2003

Revenues	$47.5	$34.5	$38.1
Expenses	39.0	26.2	22.5

Financial Services pretax income	$8.5	$8.3	$15.6

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

The following summarizes our significant contractual obligations and commitments as of December 31, 2005 (dollars in millions):

	Payment Due by Period
		Less Than		1-3		3-5		More Than
Contractual Obligations(1)	Total	1 Year		Years		Years		5 Years

Long-Term Debt Obligations	$910.1	$35.1	(2)	$65.0	(4)	$300.0	(3)	$510.0	(3)
Capital Lease Obligations	—	—		—		—		—
Operating Lease Obligations	31.5	8.0		15.1		5.0		3.4
Purchase Obligations	—	—		—		—		—
Other Long-Term Liabilities Reflected on the Registrant’s Statement of Financial Condition under GAAP	—	—		—		—		—

Total	$941.6	$43.1		$80.1		$305.0		$513.4

(1)	Does not include “obligations for inventory not owned” of $124.6 million at December 31, 2005. See notes 2 and 3 to the consolidated financial statements included elsewhere in this Form 10-K/A for more information on “obligations for inventory not owned.”

(2)	Represents borrowings under the Financial Services warehouse lines of credit outstanding at December 31, 2005.

(3)	Includes $810.0 million in aggregate principal amount of outstanding senior and senior subordinated notes. Does not include aggregate annual interest of $70.6 million on such senior and senior subordinated notes. See note 6 to the consolidated financial statements included elsewhere in this Form 10-K/A for more information on the senior and senior subordinated notes.

(4)	Represents borrowings under the revolving credit facility at December 31, 2005.

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

Financial statements and supplementary data for us are on pages F-1 through F-39.

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

As described in Note 12 to our consolidated financial statements, we have restated Note 12 to the consolidated financial statements included in this Form 10-K/A to expand our disclosures of our homebuilding operations in accordance with the provisions of SFAS 131 and report segment information relating to our homebuilding operations on the basis of geographic regions of the country, rather than reporting our homebuilding business as a single, national reportable segment. Our management, including our CEO and CAO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement changes our prior conclusion, and has determined that it does not change our conclusion that as of December 31, 2005, our disclosure controls and procedures were effective to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported on a timely basis. The treatment of our homebuilding business as a single, national reportable segment was consistent with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement represents a change in judgment as to the application of SFAS 131. This change did not affect our previously reported consolidated financial position, results of operations or cash flows.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K/A. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included on page F-3 of this Form 10-K/A.

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

On May 13, 2005, we submitted to the New York Stock Exchange an “Annual CEO Certification,” signed by our Chief Executive Officer, certifying that our Chief Executive Officer was not aware of any violation by the Company of the New York Stock Exchange’s corporate governance listing standards. Additionally, we have filed as exhibits to this Form 10-K/A the CEO/CFO Certifications required under Section 302 of the Sarbanes-Oxley Act.

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

Documents filed as part of this report:

(1) Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K/A.

(2) Financial Statement Schedules

None.

(3) Exhibits

Number	Exhibit Description

3.1	Certificate of Incorporation of Newmark Homes Corp (Incorporated by reference to the Form 8-K, dated March 23, 2001, previously filed by the Registrant).
3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-100013)).
3.3	Amended and Restated Bylaws. (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-100013)).
3.4	Certificate of Amendment to the Certificate of Incorporation, filed on April 28, 2004 (Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2004, previously filed by the Registrant).
4.1	Indenture, dated as of June 25, 2002, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $200,000,000 9% Senior Notes due 2010 (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.2	Indenture, dated as of June 25, 2002, by and among Technical Olympic USA, Inc., the subsidiaries name therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $150,000,000 10 3/8% Senior Subordinated Notes due 2012 (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.3	Form of Technical Olympic USA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.1) (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.4	Form of Technical Olympic USA, Inc. 10 3/8% Senior Subordinated Note due 2012 (included in Exhibit A of Exhibit 4.2) (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.5	Registration Rights Agreement, dated June 25, 2002, among Technical Olympic USA, Inc. and Technical Olympic, Inc. (Incorporated by reference to Exhibit 2.2 to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).

Number		Exhibit Description

4.6		Specimen of Stock Certificate of Technical Olympic USA, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 previously filed by the Registrant (Registration No. 333-99307)).
4.7		Indenture for the 9% Senior Notes due 2010, dated as of February 3, 2003, among Technical Olympic USA, Inc., the subsidiaries named therein, Salomon Smith Barney Inc., Deutsche Bank Securities Inc., Fleet Securities, Inc. and Credit Lyonnais Securities (USA) Inc. (Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant).
4.8		Form of Technical Olympic USA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.7) (Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant).
4.9		Technical Olympic USA, Inc. 10 3/8% Senior Subordinated Note due 2012, dated as of April 22, 2003, in the amount of $35,000,000. (Incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
4.10		Indenture for the 7 1/2% Senior Subordinated Notes due 2011, dated as of March 17, 2004, among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-114587)).
4.11		Form of Technical Olympic USA, Inc. 7 1/2% Senior Subordinated Note due 2011 (included in Exhibit A to Exhibit 4.10) (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-114587)).
4.12		Indenture for the 7 1/2% Senior Subordinated Notes due 2015, dated as of December 21, 2004, among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-122450)).
4.13		Form of Technical Olympic USA, Inc. 7 1/2% Senior Subordinated Note due 2015 (included in Exhibit A to Exhibit 4.12) (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-122450)).
10	.1+	Form of Indemnification Agreement (Incorporated by reference to the Form 10-K for the year ended December 31, 2003, previously filed by the Registrant).
10	.2+	Amended and Restated Employment Agreement between Technical Olympic USA, Inc. and Antonio B. Mon dated January 27, 2004, effective as of July 26, 2003 (Incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended December 31, 2003, previously filed by the Registrant).
10	.3+	Employment Agreement between Technical Olympic USA, Inc. and Tommy L. McAden dated July 12, 2002, effective June 25, 2002 (Incorporated by reference to Exhibit 10.10 to the Form 10-Q for the quarter ended June 30, 2002, previously filed by the Registrant).
10	.4+	Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10.5		Contractor Agreement, effective as of November 6, 2000, between Technical Olympic USA, Inc. (f/k/a Newmark Homes Corp.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-106537)).
10.6		Supplemental Contractor Agreement, effective as of January 4, 2001, between Technical Olympic USA, Inc. (f/k/a Newmark Homes Corp.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10.7		Contractor Agreement, effective as of November 22, 2000, between TOUSA Homes, Inc. (f/k/a Engle Homes, Inc.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).

Number		Exhibit Description

10.8		Supplemental Contractor Agreement, effective as of January 3, 2001, between TOUSA Homes, Inc. (f/k/a Engle Homes Inc.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10.9		Amended and Restated Management Services Agreement, dated as of June 13, 2003, between Technical Olympic USA, Inc. and Technical Olympic, Inc. (Incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10	.10+	Employment Agreement, dated as of May 1, 2004, between David J. Keller and Technical Olympic USA, Inc. (Incorporated by reference to Exhibit 10.44 to the Form 10-Q for the quarter ended June 30, 2004, previously filed by the Registrant).
10.11		Credit Agreement, dated as of October 26, 2004, among Technical Olympic USA, Inc., the lenders and issuers party thereto, Citicorp North America, Inc., Deutsche Bank Securities, Inc., KeyBank National Association, J.P. Morgan Securities, Inc., and CitiGroup Global Markets, Inc. (Incorporated by reference to Exhibit 10.45 to the Form 10-Q for the quarter ended September 30, 2004, previously filed by the Registrant).
10.12		Revolving Credit and Security Agreement, dated as of October 22, 2004, among Preferred Home Mortgage Company and Countrywide Warehouse Lending (Incorporated by reference to Exhibit 10.46 to the Form 10-Q for the quarter ended September 30, 2004, previously filed by the Registrant).
10	.13+	Technical Olympic USA, Inc. Executive Savings Plan, effective as of December 1, 2004, comprised of the Basic Plan Document and the Adoption Agreement. (Incorporated by reference to Exhibit 99.1 to the Form 8-K, dated November 30, 2004, previously filed by the Registrant).
10	.14+	Addendum to Technical Olympic USA, Inc. Executive Savings Plan, effective as of December 1, 2004 (Incorporated by reference to Exhibit 99.2 to the Form 8-K, dated November 30, 2004, previously filed by the Registrant).
10	.15*+	Term Sheet for the Performance Unit Program under the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, as amended and restated.
10	.16+	Employment Agreement, dated as of February 16, 2005, by and between TOUSA Associates Services Company and Harry Engelstein. (Incorporated by reference to Exhibit 10.22 to the Form 8-K, dated February 16, 2005, previously filed by the Registrant).
10	.17+	Employment Agreement, dated as of February 16, 2005, by and between TOUSA Associates Services Company and Mark Upton. (Incorporated by reference to Exhibit 10.23 to the Form 8-K, dated February 16, 2005, previously filed by the Registrant).
10	.18+	Employment Agreement, dated as of November 15, 2004, between Technical Olympic USA, Inc. and Edward Wohlwender. (Incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10	.19+	Employment Agreement, dated as of January 1, 2004, between TOUSA Associates Services Company and John Kraynick. (Incorporated by reference to Exhibit 10.25 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10	.20+	Form of Director Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.26 to the Form 8-K, dated March 3, 2005, previously filed by the Registrant).
10	.21+	Form of Director Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.27 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10	.22+	Form of Associate Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.28 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10	.23+	Policy for Compensation of Outside Directors of Technical Olympic USA, Inc. (Incorporated by reference to Exhibit 10.30 to the Form 10-Q for the quarter ended March 31, 2005, previously filed by the Registrant).

Number		Exhibit Description

10.24		Asset Purchase Agreement, dated as of June 6, 2005, among EH/Transeastern, LLC, Transeastern Properties, Inc. and the other sellers identified therein, Arthur J. Falcone and Edward W. Falcone. (Incorporated by reference to Exhibit 10.31 to the Form 10-Q for the quarter ended June 30, 2005, previously filed by the Registrant).
10.25		Amendment No. 1, dated as of July 28, 2005, to the Credit Agreement dated as of October 26, 2004, among Technical Olympic USA, Inc., Citicorp North America, Inc., as administrative agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.32to the Form 10-Q for the quarter ended June 30, 2005, previously filed by the Registrant).
10	.26*	Commitment Letter for Revolving Credit and Security Agreement, dated December 9, 2005, by and between Preferred Home Mortgage Company and Countrywide Warehousing Lending, amending that certain Revolving Credit and Security Agreement, dated as of October 22, 2004, by and between Preferred Home Mortgage Company and Countrywide Warehousing Lending. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10	.27*+	Amendment to the Amended and Restated Employment Agreement, dated January 13, 2006, by and between Technical Olympic USA, Inc. and Antonio B. Mon.
10	.28*+	Employment Agreement, dated as of January 13, 2006, by and between Technical Olympic USA, Inc. and Tommy L. McAden.
10	.29*+	Employment Agreement, dated as of January 13, 2006, by and between Technical Olympic USA, Inc. and John Kraynick.
10	.30*	Credit Agreement, dated as of March 9, 2006, among Technical Olympic USA, Inc., the lenders and issuers party thereto, Citicorp North America, Inc., Deutsche Bank Securities, Inc., J.P. Morgan Chase Bank, N.A., Wachovia Capital Markets, LLC, and CitiGroup Global Markets, Inc.
21	.0*	Subsidiaries of the Registrant.
23	.1*	Consent of Ernst & Young LLP independent registered public accounting firm.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Technical Olympic USA, Inc.

By:	/s/ Antonio B. Mon
Antonio B. Mon
President and Chief Executive Officer

Date: March 19, 2007

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Technical Olympic USA, Inc. and our report dated March 1, 2006, except for the second paragraph of Note 6 Footnote (b) as to which the date is March 9, 2006 and for Note 12 as to which the date is March 16, 2007, expressed an unqualified opinion thereon.

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

As discussed in Note 12, the accompanying consolidated financial statements have been restated to revise the Company’s segment disclosures.

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

Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 1, 2006, except for
the second paragraph of Note 6 footnote (b)
as to which the date is March 9, 2006 and for Note 12 as to
which the date is March 16, 2007

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

Homebuilding

Inventory

Inventory is stated at the lower of cost or fair value. Inventory under development or held for development is stated at an accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are recorded at fair value. Inventory to be disposed of is carried at the lower of cost or fair value less cost to sell. We utilize the specific identification method of charging construction costs to cost of sales as homes are delivered. Common construction project costs are allocated to each individual home in the various communities based upon the total number of homes to be constructed in each community. Interest, real estate taxes, and certain development costs are capitalized to land and construction costs during the development and construction period and are amortized to costs of sales as deliveries occur.

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

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of homes or homesites to third parties. All joint venture profits generated from land sales to us are deferred and recorded as a reduction of the cost basis in the homesites purchased until the homes are ultimately sold by us to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 50%. We account for these investments under the equity method because: (i) the entities are not VIEs in accordance with FIN 46(R); (ii) for those entities determined to be VIEs, we are not considered the primary beneficiary; (iii) we do not have the voting control, and/or, in the case of joint ventures where we are the general partner or managing member, the limited partners (or non-managing members) have substantive participatory rights in accordance with EITF 04-5.

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

12.	Operating and Reporting Segments (As Restated)

We restated our disclosure of reportable segments by disaggregating our one homebuilding reportable segment into four reportable segments in accordance with the provisions of SFAS 131. We had historically aggregated our Homebuilding divisions, which comprise our operating segments, into a single reportable segment, but we have restated our segment disclosures to present four homebuilding reportable segments, described in more detail below, as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. Our operating segments are aggregated into reportable segments in accordance with SFAS 131 based primarily upon similar economic characteristics, product type, geographic area, and information used by the chief operating decision maker to allocate resources and assess performance. Our reportable segments consist of our four major Homebuilding geographic regions (Florida, Mid-Atlantic, Texas and the West) and our Financial Services operations.

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

Florida:  Jacksonville, Orlando, Southeast Florida, Southwest Florida, Tampa/St. Petersburg

Mid-Atlantic:  Baltimore/Southern Pennsylvania, Delaware, Nashville, Northern Virginia

Texas:  Austin, Dallas/Ft. Worth, Houston, San Antonio

West:  Colorado, Las Vegas, Phoenix

Evaluation of reportable segment performance is based on the segment’s results of operations without consideration of income taxes. Results of operations for our four homebuilding reportable segments consist of revenues generated from the sales of homes comprised of detached single-family residences, townhomes and condominiums, land, earnings from unconsolidated joint ventures, and other income / expense less the cost of homes and land sold, and selling, general and administrative expenses. The results of operations for our

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Services segment consists of revenues generated from mortgage financing, title insurance and other ancillary services less the cost of such services and certain selling, general and administrative expenses.

The operational results of each of our segments are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Financial information relating to our operations, presented by segment, was as follows (dollars in millions):

	Year Ended December 31,
	2005	2004	2003
	(As restated)	(As restated)	(As restated)

Revenues:
Homebuilding:
Florida	$859.2	$696.0	$566.0
Mid-Atlantic	290.9	242.6	225.5
Texas	516.4	472.2	422.7
West	795.0	690.0	428.4

Total Homebuilding	2,461.5	2,100.8	1,642.6
Financial Services	47.5	34.5	38.1

Total revenues	$2,509.0	$2,135.3	$1,680.7

(Income) Loss from Joint Ventures:
Florida	$7.2	$—	$—
Mid-Atlantic	(5.8)	(2.0)	—
Texas	(0.4)	—	—
West	(46.7)	(1.2)	—

Total (Income) Loss from Joint Ventures:	$(45.7)	$(3.2)	$—

Results of Operations:
Homebuilding:
Florida	$138.1	$109.0	$70.8
Mid-Atlantic	38.1	36.5	26.8
Texas	33.9	18.9	17.9
West	186.4	60.6	31.9
Financial Services	8.5	8.3	15.6
Corporate and unallocated	(60.1)	(43.3)	(32.7)

Income before provision for income taxes	$344.9	$190.0	$130.3

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005	December 31, 2004
	(As restated)	(As restated)

Assets:
Homebuilding:
Florida	$858.7	$473.3
Mid-Atlantic	252.4	175.4
Texas	325.9	268.0
West	659.7	535.6
Financial Services	68.5	138.7
Corporate and unallocated	257.5	329.6

Total assets	$2,422.7	$1,920.6

Investments in Unconsolidated Joint Ventures:
Florida	$131.5	$4.0
Mid-Atlantic	16.4	13.4
Texas	13.5	10.2
West	93.1	39.0

Total Investments in Unconsolidated Joint Ventures	$254.5	$66.6

13.	Employee Benefit Plans

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