Form 10-Q/A
period 2006-03-31
TECHNICAL OLYMPIC USA INC
filed 2007-03-19
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

Explanatory Paragraph
      This Form 10Q/A for the quarterly period ended March 31, 2006 is being filed for the purpose of including Note 8 in our Notes to Unaudited Consolidated Financial Statements, which includes expanded reportable segment footnote disclosures related to our homebuilding operations. Subsequent to the issuance of our unaudited consolidated financial statements for the quarterly period ended March 31, 2006, we restated our disclosure of reportable segments by disaggregating our one homebuilding reportable segment into four reportable segments in accordance with the provisions of SFAS 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). The restatement does not affect our consolidated financial condition at March 31, 2006 and December 31, 2005, or results of operations and related earning per share amounts or cash flows for the three months ended March 31, 2006 and 2005. Conforming changes have been made to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10Q/ A. See Note 8 in the Notes to Unaudited Consolidated Financial Statements for further information relating to the restatement. This Form 10Q/ A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q on May 9, 2006, except in connection with the foregoing.

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

Interim Presentation
      The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through March 31, 2006 are not necessarily indicative of those that may be achieved for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying financial statements. The financial statements included as part of this Form 10-Q/A should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
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
8.     Operating and Reporting Segments
      Subsequent to the issuance of our consolidated financial statements for the quarterly period ended March 31, 2006, we restated our disclosure of reportable segments by disaggregating our one homebuilding reportable segment into four reportable segments in accordance with the provisions of SFAS No. 131. We had historically aggregated our homebuilding divisions, which comprise our operating segments, into a single reportable segment. We have restated our segment disclosures to present four homebuilding reportable segments, described in more detail below, as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005. Our operating segments are aggregated into reportable segments in accordance with SFAS 131 based primarily upon similar economic characteristics, product type, geographic areas, and information used by the chief operating decision maker to allocate resources and assess performance. Our reportable segments consist of our four major Homebuilding geographic regions (Florida, Mid-Atlantic, Texas and the West) and our Financial Services operations.
      Through our four homebuilding regions, we design, build and market high quality detached single-family residences, town homes and condominiums in various metropolitan markets in ten states, located as follows:
   Florida: Jacksonville, Orlando, Southeast Florida, Southwest Florida, Tampa/ St. Petersburg
   Mid-Atlantic: Baltimore/ Southern Pennsylvania, Delaware, Nashville, Northern Virginia
   Texas: Austin, Dallas/ Ft. Worth, Houston, San Antonio
   West: Colorado, Las Vegas, Phoenix
      Evaluation of reportable segment performance is based on the segment’s results of operations without consideration of income taxes. Results of operations for our four homebuilding reportable segments consist of revenues generated from the sales of homes, comprised of detached single-family residences, townhomes and condominiums, land, earnings from unconsolidated joint ventures, and other income / expense less the cost of homes and land sold and selling, general and administrative expenses. The results of operations for our Financial Services segment consists of revenues generated from mortgage financing, title insurance and other ancillary services less the cost of such services and certain selling, general and administrative expenses.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The operational results of each of our segments are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Financial information relating to our operations, presented by segment, was as follows (dollars in millions):

	Three Months Ended
	March 31,

	2006	2005

	(As restated)	(As restated)
Revenues:
Homebuilding:
Florida	$266.0	$213.0
Mid-Atlantic	76.5	47.2
Texas	160.4	96.3
West	111.4	177.1

Total Homebuilding	614.3	533.6
Financial Services	15.2	10.0

Total revenues	$629.5	$543.6

Results of Operations:
Homebuilding:
Florida	$51.4	$27.9
Mid-Atlantic	4.6	5.3
Texas	13.4	4.0
West	32.1	23.1
Financial Services	4.5	1.3
Corporate and unallocated	(18.7)	(19.4)

Income before provision for income taxes	$87.3	$42.2

	March 31, 2006	December 31, 2005

	(As restated)	(As restated)
Assets:
Homebuilding:
Florida	$934.2	$858.7
Mid-Atlantic	239.9	252.4
Texas	361.5	325.9
West	748.8	659.7
Financial Services	72.2	68.5
Corporate and unallocated	417.6	257.5

Total assets	$2,774.2	$2,422.7

9.	Summarized Financial Information
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
      As discussed in Note 8 to the consolidated financial statements, subsequent to the issuance of our unaudited consolidated financial statements for the quarterly period ended March 31, 2006, we restated our disclosures of reportable segments by disaggregating our one homebuilding reportable segment into four reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). We had historically aggregated our homebuilding divisions, which comprise our operating segments, into a single reportable segment. We have restated our segment disclosures for the three months ended March 31, 2006 and 2005 to present disaggregated information for our four homebuilding reportable segments in accordance with SFAS 131 based primarily upon similar economic characteristics, product type, geographic areas, and information used by the chief operating decision maker to allocate resources and assess performance. The restatement has no impact on our consolidated statements of financial condition as of March 31, 2006 and December 31, 2005, consolidated statements of operations and related earnings per share amounts for the three months ended March 31, 2006 and 2005 or consolidated statements of cash flows for the three months ended March 31, 2006 and 2005. The Results of Operations Section of Management’s Discussion and Analysis of Financial Condition gives effect to this restatement. We have amended our Annual Report on Form 10-K for the year ended December 31, 2005 for the related impact of this restatement.
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
Tampa/St. Petersburg
      We conduct our Homebuilding operations through our consolidated subsidiaries and through various unconsolidated joint ventures that acquire and develop land for our Homebuilding operations and/or joint ventures that additionally build and market homes. As used in this Form 10-Q/A, “consolidated” information refers only to information relating to our operations which are consolidated in our financial statements; “combined” information includes consolidated information and information relating to our unconsolidated joint ventures. At March 31, 2006, our investment in these unconsolidated joint ventures was $239.0 million. Additionally, we had receivables of $73.8 million from these joint ventures.
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
      We believe that there have been no other significant changes to our critical accounting policies during the three months ended March 31, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
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

Reportable Segments
      Our operating segments are aggregated into reportable segments in accordance with SFAS 131 based primarily upon similar economic characteristics, product type, geographic areas, and information used by the chief operating decision makers to allocate resources and assess performance. Our reportable segments consist of our four major Homebuilding geographic regions (Florida, Mid-Atlantic, Texas and the West) and our Financial Services operations.
     Homebuilding Operations
      We have historically aggregated our Homebuilding operations into a single reportable segment, but we have restated our segment disclosures to present four homebuilding reportable segments for the three months ended March 31, 2006 and 2005 as follows:
      Florida: Jacksonville, Orlando, Southeast Florida, Southwest Florida, Tampa/ St. Petersburg
      Mid-Atlantic: Baltimore/ Southern Pennsylvania, Delaware, Nashville, Northern Virginia
      Texas: Austin, Dallas/ Ft. Worth, Houston, San Antonio
      West: Colorado, Las Vegas, Phoenix

      The following tables set forth selected financial and operational information related to our Homebuilding operations for the periods indicated (dollars in millions, except average price in thousands):
     Selected Homebuilding Operations and Financial Data

	Three Months Ended
	March 31,

	2006	2005

Revenues:
Homebuilding Florida:
Sales of homes	$266.0	$212.9
Sales of land	—	0.1

Total Homebuilding Florida	$266.0	$213.0
Homebuilding Mid-Atlantic:
Sales of homes	$70.0	$47.0
Sales of land	6.5	0.2

Total Homebuilding Mid-Atlantic	$76.5	$47.2
Homebuilding Texas:
Sales of homes	$158.1	$94.1
Sales of land	2.3	2.2

Total Homebuilding Texas	$160.4	$96.3
Homebuilding West:
Sales of homes	$92.2	$158.4
Sales of land	19.2	18.7

Total Homebuilding West	$111.4	$177.1

Total Homebuilding Revenues	$614.3	$533.6

	Three Months Ended
	March 31,

	2006	2005

Results of Operations:
Homebuilding:
Florida	$51.4	$27.9
Mid-Atlantic	4.6	5.3
Texas	13.4	4.0
West	32.1	23.1
Financial Services	4.5	1.3
Corporate and unallocated	(18.7)	(19.4)

Income before provision for income taxes	$87.3	$42.2

	Three Months Ended March 31,

	2006		2005

Deliveries:	Homes	$	Homes	$

Consolidated:
Florida	746	$266.0	757	$212.9
Mid-Atlantic	162	70.0	122	47.0
Texas	645	158.1	393	94.1
West	321	92.2	595	158.4

Consolidated total	1,874	586.3	1,867	512.4
Unconsolidated joint ventures:
Florida	372	116.2	—	—
Mid-Atlantic	60	17.5	15	4.2
West	463	168.5	126	34.1

Total unconsolidated joint ventures	895	302.2	141	38.3

Combined total	2,769	$888.5	2,008	$550.7

	Three Months Ended March 31,

	2006		2005

Net Sales Orders(1):	Homes	$	Homes	$

Consolidated:
Florida	626	$254.8	706	$253.5
Mid-Atlantic	159	67.2	191	83.9
Texas	818	203.2	689	165.8
West	554	191.9	835	274.6

Consolidated total	2,157	717.1	2,421	777.8
Unconsolidated joint ventures:
Florida	34	22.0	—	—
Mid-Atlantic	43	11.6	33	10.1
West	414	141.3	281	92.7

Total unconsolidated joint ventures	491	174.9	314	102.8

Combined total	2,648	$892.0	2,735	$880.6

(1)	Net of cancellations

	March 31, 2006			March 31, 2005

			Avg			Avg
Sales Backlog:	Homes	$	Price	Homes	$	Price

Consolidated:
Florida	2,817	$1,025.5	$364	2,845	$939.5	$330
Mid-Atlantic	243	91.8	$378	415	178.8	$431
Texas	1,411	364.6	$258	839	209.1	$249
West	1,084	403.5	$372	1,549	505.1	$326

Consolidated total	5,555	1,885.4	$339	5,648	1,832.5	$324
Unconsolidated joint ventures:
Florida	2,776	801.4	$289	32	7.7	$242
Mid-Atlantic	75	25.4	$339	154	45.4	$295
West	1,494	558.3	$374	656	221.7	$338

Total unconsolidated joint ventures	4,345	1,385.1	$319	842	274.8	$326

Combined total	9,900	$3,270.5	$330	6,490	$2,107.3	$325

	Three Months Ended March 31,

	2006		2005

		Sales		Sales
Average Price:	Deliveries	Orders	Deliveries	Orders

Consolidated:
Florida	$357	$407	$281	$359
Mid-Atlantic	$432	$422	$385	$439
Texas	$245	$248	$239	$241
West	$287	$346	$266	$329
Consolidated total	$313	$332	$274	$321
Unconsolidated joint ventures:
Florida	$312	$647	$—	$—
Mid-Atlantic	$292	$268	$277	$305
West	$364	$341	$271	$330
Total unconsolidated joint ventures	$338	$356	$272	$327
Combined total	$321	$337	$274	$322

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005
      Florida: Homebuilding revenues increased 25% for the three months ended March 31, 2006 to $266.0 million from $213.0 million for the three months ended March 31, 2005. The increase in revenues was primarily due to a 27% increase in the average selling price of homes delivered to $357,000 from $281,000 offset by a 1% decrease in the number of home deliveries to 746 during the three months ended March 31, 2006 compared to 757 homes delivered during the three months ended March 31, 2005. Gross margin on home sales was 29.3% for the three months ended March 31, 2006, compared to 21.3% for the three months ended March 31, 2005.
      Gross profit on land sales was $0.7 million for the three months ended March 31, 2006, compared to gross profit on land sales of $0.1 million during the three months ended March 31, 2005.
      Mid-Atlantic: Homebuilding revenues increased 62% to $76.5 million for the three months ended March 31, 2006 from $47.2 million for the three months ended March 31, 2005. The increase in revenues was primarily due to an increase in the average selling price of homes delivered to $432,000 from $385,000 and an increase of 33% in the number of home deliveries to 162 during the three months ended March 31, 2006 compared to 122 homes delivered during the three months ended March 31, 2005. Gross margin on home sales was 16.9% for the three months ended March 31, 2006, compared to 25.2% for the three months ended March 31, 2005. Gross margin on home sales decreased for the three months ended March 31, 2006 primarily due to $3.1 million of inventory impairment charges and higher sales incentives offered to homebuyers ($20,400 per home delivered for the three months ended March 31, 2006, compared to $8,700 per home delivered for the three months ended March 31, 2005). Excluding impairment charges, the gross margin on home sales decreased by 4% during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
      For the three months ended March 31, 2006, the gross profit on land sales was $1.3 million, compared to gross profit on land sales of $0.1 million during the same period last year.
      Texas: Homebuilding revenues increased 67% for the three months ended March 31, 2006 to $160.4 million from $96.3 million for the three months ended March 31, 2005. The increase in revenues was primarily due to a 64% increase in the number of home deliveries to 645 during the three months ended March 31, 2006 compared to 393 homes delivered for the three months ended March 31, 2005. Gross margin on home sales was 21.0% for the three months ended March 31, 2006, compared to 21.1% for the three months ended March 31, 2005.
      For the three months ended March 31, 2006, the gross profit on land sales was $0.1 million, compared to gross profit on land sales of $0.4 million during the same period last year.
      West: Homebuilding revenues decreased 37% for the three months ended March 31, 2006 to $111.4 million from $177.1 million for the three months ended March 31, 2005. The decrease in revenues was primarily due to a 46% decrease in the number of home deliveries to 321 for the three months ended March 31, 2006 compared to 595 homes delivered during the three months ended March 31, 2005, offset by an increase of 8% in the average selling price of homes delivered to $287,000 from $266,000. Gross margin on home sales was 27.1% for the three months ended March 31, 2006, compared to 21.7% for the three months ended March 31, 2005. The increase of 5% in gross margin on home sales was partially offset by $1.7 million of inventory impairment charges for the three months ended March 31, 2006. Excluding these impairment charges, the gross margin on home sales increased by 7% during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
      For the three months ended March 31, 2006, the gross profit on land sales was $1.0 million, compared to gross profit on land sales of $3.8 million during the three months ended March 31, 2005.
Financial Services Operations
      The following table presents selected financial data related to our Financial Services reportable segment for the periods indicated (dollars in millions):

	Three Months
	Ended
	March 31,

	2006	2005

Revenues	$15.2	$10.0
Expenses	10.7	8.7

Financial Services pretax income	$4.5	$1.3

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

Financing Activities
      Our consolidated borrowings at March 31, 2006 were $1.2 billion, up from $911.7 million at December 31, 2005. At March 31, 2006, our Homebuilding borrowings of $1.1 billion included $300.0 million in 9% senior notes due 2010, $185.0 million of 10 3/8% senior subordinated notes due 2012, $125.0 million of 7 1/2% senior subordinated notes due 2011, $200.0 million of 7 1/2% senior subordinated notes due 2015, and $300.0 million of revolving credit facility borrowings which bear interest at the reserve-adjusted Eurodollar base rate plus 1.35%. Our weighted average debt to maturity is 5.4 years, while our average inventory turnover is 1.2 times per year.
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
      Our revolving credit facility permits us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The facility has a letter of credit subfacility of $400.0 million. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the revolving credit facility are guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries). The revolving credit facility expires on March 9, 2010. As of March 31, 2006, we had $300.0 million outstanding under the revolving credit facility and had issued letters of credit totaling $278.8 million. Therefore as of March 31, 2006, we had $221.2 million remaining in availability, all of which we could have borrowed without violating any of our debt covenants. As adjusted for the offering of our 8 1/4% senior notes in April 2006 and the use of the net proceeds from such offering, as of March 31, 2006 we would have had $51.2 million outstanding under the revolving credit facility and $310.8 million remaining in availability.
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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found throughout this Quarterly Report and specifically in the material set forth in the section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts and typically include the words “anticipate,” “believe,” “expect,” “estimate,” “project,” and “future.” Specifically, this Quarterly Report contains forward-looking statements regarding:

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
      Our Annual Report on Form 10-K/A for the year ended December 31, 2005 contains further information regarding our market risk. As of March 31, 2006, there have been no material changes in our market risk since December 31, 2005.

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

      As described in our interim consolidated financial statements, we have restated Note 8 to the unaudited consolidated financial statements included in this Form 10-Q/ A to expand our disclosures of our homebuilding operations in accordance with the provisions of SFAS 131 and report segment information relating to our homebuilding operations on the basis of geographic regions of the country, rather than reporting our homebuilding operations as a single, national reportable segment. Our management, including our CEO and CAO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement changes our prior conclusion, and has determined that it does not change our conclusion that as of March 31, 2006, our disclosure controls and procedures were effective to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported on a timely basis. The treatment of our homebuilding operations as a single, national reportable segment was consistent with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement represents a change in judgment as to the application of SFAS 131. This change did not affect our previously reported consolidated financial position, results of operations or cash flows.
PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
      There has been no material change in our risk factors from those previously disclosed in our Form 10-K/A for the fiscal year ended December 31, 2005 in response to Item 1A. to Part 1 of such Form 10-K/A.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

4.14	Indenture for the 8 1/4% Senior Notes due 2011, dated as of April 12, 2006, among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No.333-133499)).

4.15	Registration Rights Agreement, dated as of April 12, 2006, among Technical Olympic USA, Inc., the subsidiaries named therein, and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-133499)).

4.16	Form of Technical Olympic USA, Inc. 8 1/4% Senior Note due 2011 (included in Exhibit A to Exhibit 4.14). (Incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-133499)).

10.15	Term Sheet for the Performance Unit Program under the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, as amended and restated.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technical Olympic USA, Inc.

By:	/s/ Stephen M. Wagman

Name: Stephen M. Wagman

Title:	Executive Vice President and Chief

Financial Officer

By:	/s/ Randy L. Kotler

Name: Randy L. Kotler

Title:	Senior Vice President and

Chief Accounting Officer
Date: March 19, 2007