Form 10-Q/A
period 2006-06-30
TECHNICAL OLYMPIC USA INC
filed 2007-03-19
CIK 1046578

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

Explanatory Paragraph

This Form 10Q/A for the quarterly period ended June 30, 2006 is being filed for the purpose of including Note 8 in our Notes to Unaudited Consolidated Financial Statements, which includes expanded reportable segment footnote disclosure related to our homebuilding operations. Subsequent to the issuance of our unaudited consolidated financial statements for the quarterly period ended June 30, 2006, we restated our disclosure of reportable segments by disaggregating our one homebuilding reportable segment into four reportable segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). The restatement does not affect our consolidated financial condition at June 30, 2006 and December 31, 2005, or results of operations and related earnings per share amounts or cash flows for the three and six months ended June 30, 2006 and 2005. Conforming changes have been made to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10Q/A. See Note 8 in the Notes to Unaudited Consolidated Financial Statements for further information relating to the restatement. This Form 10Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q on August 8, 2006, except in connection with the foregoing.

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

Subsequent to the issuance of our consolidated financial statements for the quarterly period ended June 30, 2006, we restated our disclosure of reportable segments by disaggregating our one homebuilding reportable segment into four reportable segments in accordance with the provisions of SFAS No. 131. We had historically aggregated our Homebuilding operations into a single reportable segment, but we have restated our segment disclosures to present four homebuilding reportable segments, described in more detail below, as of June 30, 2006 and 2005 and for the three months and six months ended June 30, 2006 and 2005. Our operating segments are aggregated into reportable segments in accordance with SFAS 131 based primarily upon similar economic characteristics, product type, geographic area, and information used by the chief operating decision maker to allocate resources and assess performance. Our reportable segments consist of our four major Homebuilding geographic regions (Florida, Mid-Atlantic, Texas and the West) and our Financial Services operations.

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

Florida: Jacksonville, Orlando, Southeast Florida, Southwest Florida, Tampa/St. Petersburg
Mid-Atlantic: Baltimore/Southern Pennsylvania, Delaware, Nashville, Northern Virginia
Texas: Austin, Dallas/Ft. Worth, Houston, San Antonio
West: Colorado, Las Vegas, Phoenix

Evaluation of reportable segment performance is based on the segment’s results of operations without consideration of income taxes. Results of operations for our four homebuilding reportable segments consist of revenues generated from the sales of homes comprised of detached single-family residences, townhomes and condominiums, land, earnings from unconsolidated joint ventures, and other income/expense less the cost of homes and land sold, and selling, general and administrative expenses. The results of operations for our Financial Services segment consists of revenues generated from mortgage financing, title insurance and other ancillary services less the cost of such services and certain selling, general and administrative expenses.

The operational results of each of our segments are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Financial information relating to our operations, presented by segment, was as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(as restated)	(as restated)	(as restated)	(as restated)
Revenues:
Homebuilding:
Florida	$288.8	$223.4	$554.8	$436.4
Mid-Atlantic	64.7	64.3	141.2	111.5
Texas	190.5	112.3	350.9	208.6
West	115.6	215.8	227.0	392.9

Total Homebuilding	659.6	615.8	1,273.9	1,149.4
Financial Services	17.4	11.4	32.6	21.4

Total revenues	$677.0	$627.2	$1,306.5	$1,170.8

Results of Operations:
Homebuilding:
Florida	$59.1	$33.4	$110.5	$61.3
Mid-Atlantic	7.6	9.4	12.2	14.7
Texas	16.2	6.1	29.6	10.1
West	44.2	35.2	76.3	58.3

Total Homebuilding Financial Services	6.4	2.4	10.9	3.7
Corporate and unallocated	(26.6)	(13.1)	(45.3)	(32.5)

Income before provision for income taxes	$106.9	$73.4	$194.2	$115.6

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2006	December 31, 2005
	(as restated)	(as restated)
Assets:
Homebuilding:
Florida	$983.7	$858.7
Mid-Atlantic	246.2	252.4
Texas	362.0	325.9
West	815.1	659.7

Total Homebuilding Financial Services	67.8	68.5
Corporate and unallocated	308.6	257.5

Total assets	$2,783.4	$2,422.7

9.	Summarized Financial Information

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

As discussed in Note 8 to the consolidated financial statements, subsequent to the issuance of our unaudited consolidated financial statements for the quarterly period ended June 30, 2006, we restated our disclosures of reportable segments by disaggregating our one homebuilding reportable segment into four reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). We had historically aggregated our homebuilding divisions, which comprise our operating segments, into a single reportable segment. We have restated our segment disclosures for the three and six months ended June 30, 2006 and 2005 to represent disaggregated information for our four homebuilding reportable segments in accordance with SFAS 131 based primarily upon similar economic characteristics, product type, geographic area, and information used by the chief operating decision maker to allocate resources and assess performance. The restatement has no impact on our consolidated statements of financial condition as of June 30, 2006 and December 31, 2005, consolidated statements of operations and related earnings per share amounts for the three and six months ended June 30, 2006 and 2005 or consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. The Results of Operations Section of Management’s Discussion and Analysis of Financial Condition gives effect to this restatement. We have amended our Annual Report on Form 10-K for the year ended December 31, 2005 for the related impact of this restatement.

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

Homebuilding Operations

We have historically aggregated our Homebuilding operations into a single reportable segment, but we have restated our segment disclosures to present four homebuilding reportable segments for the three and six months ended June 30, 2006 as follows:

Florida: Jacksonville, Orlando, Southeast Florida, Southwest Florida, Tampa/St. Petersburg
Mid-Atlantic: Baltimore/Southern Pennsylvania, Delaware, Nashville, Northern Virginia
Texas: Austin, Dallas/Ft. Worth, Houston, San Antonio
West: Colorado, Las Vegas, Phoenix

The following tables set forth selected financial and operational information related to our Homebuilding operations for the periods indicated (dollars in millions, except average price in thousands):

Selected Homebuilding Operations and Financial Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Homebuilding Florida:
Sales of homes	$278.9	$223.3	$544.9	$436.2
Sales of land	9.9	0.1	9.9	0.2

Total Homebuilding Florida	$288.8	$223.4	$554.8	$436.4
Homebuilding Mid-Atlantic:
Sales of homes	$64.7	$64.3	$134.7	$111.3
Sales of land	—	—	6.5	0.2

Total Homebuilding Mid-Atlantic	$64.7	$64.3	$141.2	$111.5
Homebuilding Texas:
Sales of homes	$186.7	$110.2	$344.8	$204.3
Sales of land	3.8	2.1	6.1	4.3

Total Homebuilding Texas	$190.5	$112.3	$350.9	$208.6
Homebuilding West:
Sales of homes	$111.3	$184.3	$203.5	$342.7
Sales of land	4.3	31.5	23.5	50.2

Total Homebuilding West	$115.6	$215.8	$227.0	$392.9

Total Homebuilding Revenues	$659.6	$615.8	$1,273.9	$1,149.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Results of Operations:
Homebuilding:
Florida	$59.1	$33.4	$110.5	$61.3
Mid-Atlantic	7.6	9.4	12.2	14.7
Texas	16.2	6.1	29.6	10.1
West	44.2	35.2	76.3	58.3
Financial Services	6.4	2.4	10.9	3.7
Corporate and unallocated	(26.6)	(13.1)	(45.3)	(32.5)

Income before provision for income taxes	$106.9	$73.4	$194.2	$115.6

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Deliveries:	Homes	$	Homes	$	Homes	$	Homes	$

Consolidated:
Florida	753	$278.9	760	$223.3	1,499	$544.9	1,517	$436.2
Mid-Atlantic	171	64.7	155	64.3	333	134.7	277	111.3
Texas	768	186.7	454	110.2	1,413	344.8	847	204.3
West	342	111.3	643	184.3	663	203.5	1,238	342.7

Consolidated total	2,034	641.6	2,012	582.1	3,908	1,227.9	3,879	1,094.5
Unconsolidated joint ventures:
Florida	689	204.9	—	—	1,061	321.1	—	—
Mid-Atlantic	28	8.3	32	9.6	88	25.8	47	13.8
West	473	175.2	171	55.5	936	343.7	297	89.6

Total unconsolidated joint ventures	1,190	388.4	203	65.1	2,085	690.6	344	103.4

Combined total	3,224	$1,030.0	2,215	$647.2	5,993	$1,918.5	4,223	$1,197.9

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Net Sales Orders(1):	Homes	$	Homes	$	Homes	$	Homes	$

Consolidated:
Florida	624	$237.1	776	$261.3	1,250	$491.9	1,482	$514.9
Mid-Atlantic	175	70.2	205	89.5	334	137.4	396	173.4
Texas	825	208.7	735	190.7	1,643	411.9	1,424	356.5
West	222	78.8	983	310.0	776	270.7	1,818	584.6

Consolidated total	1,846	594.8	2,699	851.5	4,003	1,311.9	5,120	1,629.4
Unconsolidated joint ventures:
Florida	86	46.4	—	—	120	68.4	—	—
Mid-Atlantic	15	3.2	67	24.3	58	14.8	100	34.3
West	170	44.0	419	155.1	584	185.3	700	247.8

Total unconsolidated joint ventures	271	93.6	486	179.4	762	268.5	800	282.1

Combined total	2,117	$688.4	3,185	$1,030.9	4,765	$1,580.4	5,920	$1,911.5

(1)	Net of cancellations

	June 30, 2006			June 30, 2005
			Avg			Avg
Sales Backlog:	Homes	$	Price	Homes	$	Price

Consolidated:
Florida	2,688	$983.7	$366	2,861	$977.5	$342
Mid-Atlantic	247	97.3	$394	465	204.0	$439
Texas	1,468	386.6	$263	1,120	289.6	$259
West	964	371.0	$385	1,889	630.8	$334

Consolidated total	5,367	1,838.6	$343	6,335	2,101.9	$332
Unconsolidated joint ventures:
Florida	2,173	642.9	$296	32	7.7	$242
Mid-Atlantic	62	20.3	$328	189	60.1	$318
West	1,191	427.1	$359	904	321.3	$355

Total unconsolidated joint ventures	3,426	1,090.3	$318	1,125	389.1	$346

Combined total	8,793	$2,928.9	$333	7,460	$2,491.0	$334

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
		Sales		Sales		Sales		Sales
Average Price:	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders

Consolidated:
Florida	$370	$380	$294	$337	$364	$394	$288	$347
Mid-Atlantic	$378	$401	$415	$437	$405	$411	$402	$438
Texas	$243	$253	$243	$259	$244	$251	$241	$250
West	$325	$355	$287	$315	$307	$349	$277	$322
Consolidated total	$315	$322	$289	$316	$314	$328	$282	$318
Unconsolidated joint ventures:
Florida	$297	$539	—	—	$303	$570	—	—
Mid-Atlantic	$297	$218	$301	$362	$293	$255	$293	$344
West	$370	$259	$324	$370	$367	$317	$302	$354
Total unconsolidated joint ventures	$326	$345	$321	$369	$331	$352	$301	$353
Combined total	$319	$325	$292	$324	$320	$332	$284	$323

The following table shows our approximate homesite inventory by region and in total for the periods indicated:

Land Supply	June 30, 2006	December 31, 2005

Consolidated:
Florida	20,300	20,100
Mid-Atlantic	6,200	7,300
Texas	14,000	12,400
West	39,700	29,100

Consolidated total	80,200	68,900
Unconsolidated joint ventures:
Florida	19,500	19,800
Mid-Atlantic	300	400
Texas	500	500
West	5,500	4,700

Unconsolidated joint ventures total	25,800	25,400

Combined total(1)	106,000	94,300

(1)	Includes approximately 73,300 and 60,700 homesites under option contracts by us and our unconsolidated joint ventures as of June 30, 2006 and December 31, 2005, respectively.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Florida: Homebuilding revenues increased 29% for the three months ended June 30, 2006 to $288.8 million from $223.4 million for the three months ended June 30, 2005. The increase in revenues was primarily due to a 26% increase in the average sales price of homes delivered to $370,000 for the three months ended June 30, 2006, compared to $294,000 for the three months ended June 30, 2005, offset by a 1% decrease in the number of home deliveries to 753 for the three months ended June 30, 2006, compared to 760 homes delivered for the three months ended June 30, 2005. Gross margin on home sales was 28.4% for the three months ended June 30, 2006, compared to 23.5% for the three months ended June 30, 2005.

Gross profit on land sales was $1.8 million for the three months ended June 30, 2006, compared to a loss on land sales of $0.2 million for the three months ended June 30, 2005. For the three months ended June 30, 2006, gross profit on land sales is net of $1.0 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase.

Mid-Atlantic: Homebuilding revenues increased 1% to $64.7 million for the three months ended June 30, 2006 from $64.3 million for the three months ended June 30, 2005. The increase in revenues was primarily due to a 10% increase in homes delivered to 171 for the three months ended June 30, 2006, compared to 155 homes delivered for the three months ended June 30, 2005. Gross margin on home sales was 22.8% for the three months ended June 30, 2006, compared to 24.4% for the three months ended June 30, 2005. Gross margin on home sales decreased for the three months ended June 30, 2006 primarily due to higher sales incentives offered to homebuyers ($23,900 per home delivered for the three months ended June 30, 2006, compared to $5,400 per home delivered for the three months ended June 30, 2005).

For the three months ended June 30, 2006, the Mid-Atlantic region had a loss on land sales of $0.2 million which included $0.3 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase.

Texas: Homebuilding revenues increased 70% for the three months ended June 30, 2006 to $190.5 million from $112.3 million for the three months ended June 30, 2005. The increase in revenues was primarily due to a 69% increase in the number of homes delivered to 768 for the three months ended June 30, 2006, compared to 454 homes delivered for the three months ended June 30, 2005. Gross margin on home sales was 20.5% for the three months ended June 30, 2006, compared to 21.4% for the three months ended June 30, 2005.

Gross profit on land sales was $0.1 million for the three months ended June 30, 2006 compared to a loss of $0.6 million during the three months ended June 30, 2005.

West: Homebuilding revenues decreased 46% for the three months ended June 30, 2006 to $115.6 million from $215.8 million for the three months ended June 30, 2005. The decrease in revenues was primarily due to a 47% decrease in the number of homes delivered to 342 for the three months ended June 30, 2006, compared to 643 homes delivered for the three months ended June 30, 2005, offset by an increase of 13% in the average selling price to $325,000 for the three months ended June 30, 2006, compared to $287,000 for the three months ended June 30, 2005. The decrease in the number of homes delivered is due to the increased use of unconsolidated joint ventures to deliver homes. Gross margin on home sales was 26.2% for the three months ended June 30, 2006, compared to 22.8% for the three months ended June 30, 2005. The increase for the three months ended June 30, 2006 is primarily due to our ability to increase prices due to strong housing demand during 2005.

For the three months ended June 30, 2005, the West region had gross profit on land sales of $3.5 million (net of $0.2 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase and inventory impairment charges), compared to a profit of $4.6 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months ended June 30, 2005

Florida: Homebuilding revenues increased 27% for the six months ended June 30, 2006 to $554.8 million from $436.4 million for the six months ended June 30, 2005. The increase in revenues was primarily due to a 26% increase in the average sales price of homes delivered to $364,000 from $288,000 for the six months ended June 30, 2005 offset by a 1% decrease in the number of homes delivered to 1,499 during the six months ended June 30, 2006, compared to 1,517 homes delivered during the six months ended June 30, 2005. Gross margin on home sales was 28.8% for the six months ended June 30, 2006, compared to 22.4% for the six months ended June 30, 2005. Included in gross margin on home sales for the six months ended June 30, 2006 were inventory impairment charges of $0.7 million.

Gross profit on land sales was $2.5 million (net of $1.1 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase) for the six months ended June 30, 2006 compared to a loss on land sales of $0.2 million during the six months ended June 30, 2005.

Mid-Atlantic: Homebuilding revenues increased 27% to $141.2 million for the six months ended June 30, 2006 from $111.5 million for the six months ended June 30, 2005. The increase in revenues was primarily due to a 20% increase in homes delivered to 333 for the six months ended June 30, 2006, compared to 277 homes delivered during the six months ended June 30, 2005. Gross margins on home sales were 19.7% for the six months ended June 30, 2006, compared to 24.8% for the six months ended June 30, 2005. Gross margin on home sales decreased for the six months ended June 30, 2006 primarily due to a $3.1 million of inventory impairment charges in 2006 and higher sales incentives offered to homebuyers ($22,200 per home delivered for the six months ended June 30, 2006 as compared to $6,900 per home delivered during the six months ended June 30, 2005). Excluding impairment charges, the gross margin on home sales decreased by 2.8% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

For the six months ended June 30, 2006, the Mid-Atlantic had gross profit on land sales of $1.1 million (net of $0.5 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase), compared to gross profit on land sales of $0.1 million for the six months ended June 30, 2005.

Texas: Homebuilding revenues increased 68% for the six months ended June 30, 2006 to $350.9 million from $208.6 million for the six months ended June 30, 2005. The increase in revenues was primarily due to a 67% increase in the number of home deliveries to 1,413 for the six months ended June 30, 2006, compared to 847 homes delivered for the six months ended June 30, 2005. Gross margin on home sales was relatively consistent at 20.7% for the six months ended June 30, 2006, compared to 21.3% for the six months ended June 30, 2005.

For the six months ended June 30, 2006, gross profit on land sales was $0.2 million compared to a loss of $0.1 million during the six months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, gross profit on land sales are net of $0.3 million and $0.6 million, respectively, of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase.

West: Homebuilding revenues decreased 42% for the six months ended June 30, 2006 to $227.0 million from $392.9 million during the six months ended June 30, 2005. The decrease in revenues was primarily due to a 46% decrease in the number of home deliveries to 663 homes delivered for the six months ended June 30, 2006, compared to 1,238 homes delivered during the six months ended June 30, 2005, offset by an increase of 11% in the average selling price to $307,000 during the six months ended June 30, 2006, compared to $277,000 for the six months ended June 30, 2005. Gross margin on home sales was 26.6% for the six months ended June 30, 2006, compared to 22.3% for the six months ended June 30, 2005. Gross margin on home sales increased for the six months ended June 30, 2006 primarily due to stronger housing demand during 2005 which allowed us to increase prices. Gross margin on home sales include $1.7 million of inventory impairment charges for the six months ended June 30, 2006. Excluding these impairment charges, the gross margin on home sales increased by 5.1% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

For the six months ended June 30, 2006, the West region had a $4.5 million gross profit on land sales (net of $0.4 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase and inventory impairment charges), compared to gross profit on land sales of $8.4 million during the six months ended June 30, 2005.

Financial Services Operations

The following table presents selected financial data related to our Financial Services reportable segment for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$17.4	$11.4	$32.6	$21.4
Expenses	11.0	9.0	21.7	17.7

Financial Services pretax income	$6.4	$2.4	$10.9	$3.7

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

As described in our interim consolidated financial statements, we have restated Note 8 to the unaudited consolidated financial statements included in this Form 10-Q/A to expand our disclosures of our homebuilding operations in accordance with the provisions of SFAS 131 and report segment information relating to our homebuilding operations on the basis of geographic regions of the country, rather than reporting our homebuilding business as a single, national reportable segment. Our management, including our CEO and CFO, has re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the restatement changes our prior conclusion, and has determined that it does not change our conclusion that as of June 30, 2006, our disclosure controls and procedures were effective to ensure that the information included in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported on a timely basis. The treatment of our homebuilding operations as a single, national reportable segment was consistent with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement represents a change in judgment as to the application of SFAS 131. This change did not affect our previously reported consolidated financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”).

The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2005 Form 10-K/A.

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