Form 10-K
period 2006-12-31
TECHNICAL OLYMPIC USA INC
filed 2007-03-20
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2006
or

☐	transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the transition period from      to
Commission file number: 001-32322
Technical Olympic USA, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0460831
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

4000 Hollywood Boulevard, Suite 500 North	33021
Hollywood, Florida	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (954) 364-4000
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $.01 par value	New York Stock Exchange
9% Senior Notes due 2010 (CUSIP No. 878483 AC0)	New York Stock Exchange
9% Senior Notes due 2010 (CUSIP No. 878483 AG1)	New York Stock Exchange
10 3/8 % Senior Subordinated Notes due 2012 (CUSIP No. 878483 AD8)	New York Stock Exchange
7 1/2% Senior Subordinated Notes due 2011 (CUSIP No. 878483 AJ5)	New York Stock Exchange
7 1/2% Senior Subordinated Notes due 2015 (CUSIP No. 878483 AL0)	New York Stock Exchange
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
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $282.8 million as of June 30, 2006.
As of March 9, 2007, there were 59,604,169 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2007 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2006, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business
          We design, build and market high quality detached single-family residences, town homes, and condominiums. We operate in markets characterized by strong population and income growth. Currently, we conduct homebuilding operations through our consolidated subsidiaries and unconsolidated joint ventures in various metropolitan markets in ten states, located in four major geographic regions, which are also our reportable segments: Florida, the Mid-Atlantic, Texas, and the West. As used in this Form 10-K, “consolidated” information refers only to information relating to our operations which are consolidated in our financial statements; “combined” information includes consolidated information and information relating to our unconsolidated joint ventures. When we refer to combined results of our unconsolidated joint ventures, we have excluded the Transeastern Joint Venture, which builds and markets homes in Florida, due to our write off of our investment and our current expectation that the joint venture will not provide a contribution to our results. Unless otherwise noted, the information contained herein is shown on a consolidated basis.
          We market our homes to a diverse group of homebuyers, including “first-time” homebuyers, “move-up” homebuyers, homebuyers who are relocating to a new city or state, buyers of second or vacation homes, active-adult homebuyers and homebuyers with grown children who want a smaller home (“empty-nesters”). We market our homes under various brand names including Engle Homes, Newmark Homes, and Trophy Homes. The Transeastern JV markets homes under the Transeastern Homes brand.
          As part of our objective to provide homebuyers a seamless home purchasing experience, we have developed, and are expanding, our complementary financial services business, which we provide to buyers of our homes, as well as others. As part of this business, we provide mortgage financing to qualified buyers, title insurance and settlement services, and property and casualty insurance products. Our mortgage financing operation’s revenues consist primarily of origination and premium fee income, interest income and the gain on the sale of the mortgages. We sell substantially all of our mortgages and the related servicing rights to third parties. Our mortgage financing operation derives most of its revenues from buyers of our homes, although existing homeowners may also use these services. In contrast, our title insurance and settlement services operation, as well as our insurance agency operations, are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate.
          For the year ended December 31, 2006, our consolidated operations delivered 7,824 homes, having an average sales price of $312,000, had 6,583 net sales orders, and generated $2.6 billion in homebuilding revenues. At December 31, 2006, we had 4,091 consolidated homes in backlog with an aggregate sales value of $1.4 billion. As of December 31, 2006, we controlled approximately 64,700 homesites on a consolidated basis.
          For the year ended December 31, 2006, our unconsolidated joint ventures (excluding the Transeastern JV) delivered 1,778 homes, having an average sales price of $350,000, had 664 net sales orders, and generated $0.6 billion in homebuilding revenues. At December 31, 2006, we had 502 unconsolidated joint venture homes (excluding the Transeastern JV) in backlog with an aggregate sales value of $171.3 million. As of December 31, 2006, our unconsolidated joint ventures (excluding the Transeastern JV) controlled approximately 5,000 homesites.
          For the year ended December 31, 2006, we had a net loss of $201.2 million. This loss was primarily attributable to the $145.1 million impairment recognized on our investment in the Transeastern JV, a $275.0 million accrual for an estimated loss contingency related to the potential settlement of a dispute in connection with the restructuring of the Transeastern JV and $155.5 million of inventory impairments and write-off of land deposits and abandonment costs.
          For financial information about our homebuilding and financial services operating segments, please see our consolidated financial statements on pages F-1 through F-38 of this Form 10-K.

Business Strategies
          Manage our Assets to Strengthen our Balance Sheet
          We review the size, geographic allocation and components of our inventory to better align these assets with estimated future deliveries. Our management has established inventory targets based on current market conditions, existing inventory levels and our historical and projected results. These targets exclude large land transactions, which we identify as larger land parcels characterized by low costs per homesite where development will not begin for 3-5 years. Our corporate level personnel collaborate with our regional and divisional personnel to manage our assets, as necessary, in each division so that our inventory is within these targeted levels. If our inventory exceeds these targeted levels, which is currently the case, we are and will continue to take necessary actions to reduce our inventory to these targeted levels at each of our divisions. These actions include, to the extent possible:
•	limiting new arrangements to acquire land;

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of homes under construction;

•	re-negotiating terms or abandoning our rights under option contracts;

•	considering other asset dispositions including the possible sale of underperforming assets, communities, divisions or joint venture interests;

•	further reducing inventory target levels; and

•	other initiatives designed to monetize our assets.
          In addition, we are working with our suppliers to reduce material and labor costs; and are actively managing our general and administrative costs to increase efficiencies, reduce costs and streamline our operations. We believe these actions will strengthen our balance sheet and improve our liquidity by generating cash flow; however, many of these actions may result in charges to earnings. We plan to set measurable goals, track these goals closely and incentivize those individuals responsible for effectuating these actions.
          Effectively Use Option Contracts and Land Development Joint Ventures to Maximize our Return on Equity and Manage Risk
          We seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At December 31, 2006, we controlled approximately 64,700 homesites on a consolidated basis, including 17,600 homesites related to our large land transactions, of which 66% were controlled through various option contracts. In addition, we have entered into, and expect to continue to use, joint ventures that acquire and develop land for our homebuilding operations and for sales to others. Our partners, in our land development joint ventures, generally are unrelated homebuilders, land sellers, financial investors, or other real estate entities. We believe that these joint ventures help us control attractive land positions, mitigate and share the risk associated with land ownership and development, increase our return on equity and extend our capital resources. We plan, however, to reduce our involvement with homebuilding joint ventures over time.

          Grow Our Financial Services Business
          Our financial services operations require minimal capital investment and have been financially advantageous due to the cost savings to us resulting from using our affiliated mortgage financing operation and the earnings generated by the high volume of transactions completed by our title insurance and settlement services operations. We believe that these financial services complement our homebuilding operations and provide homebuyers a more efficient and seamless home purchasing experience. For the year ended December 31, 2006, 69% of our non-cash homebuyers (excluding the Transeastern JV) used our mortgage services (approximately 10% of our homebuyers paid in cash), while 98% of our homebuyers used our title and settlement services and 13.5% used our insurance agencies to obtain insurance. We believe that we have an opportunity to grow our financial services business by:
•	further increasing the percentage of our homebuyers who use our financial services; and

•	marketing, on a selected basis, our financial services to qualified buyers of homes built by other homebuilders, including smaller homebuilders that do not provide their own financial services.
Homebuilding Operations
Decentralized Operations
          We decentralize our homebuilding activities to give more operating flexibility to our local division presidents. At December 31, 2006, we operated in various metropolitan markets managed as 14 separate homebuilding operating divisions. Generally, each operating division consists of a division president; land entitlement, acquisition and development personnel; a sales manager and sales personnel; a construction manager and construction superintendents; customer service personnel; a finance team; a purchasing manager and office staff. We believe that division presidents and their management teams, who are familiar with local conditions, have better information on which to base decisions regarding local operations. Our division presidents receive performance bonuses based upon achieving targeted financial and operational measures in their operating divisions.
Operating Division Responsibilities
     Each operating division is responsible for:
•	Site selection, which involves
•	A feasibility study;

•	Soil and environmental reviews;

•	Review of existing zoning and other governmental requirements; and

•	Review of the need for and extent of offsite work required to meet local building codes;
•	Negotiating homesite option or similar contracts;

•	Obtaining all necessary land development and home construction approvals;

•	Overseeing land development;

•	Selecting building plans and architectural schemes;

•	Selecting and managing construction subcontractors and suppliers;

•	Planning and managing homebuilding schedules; and

•	Developing and implementing sales and marketing plans.

  Centralized Controls
     We centralize the key risk elements of our homebuilding business through our corporate and regional offices. Our corporate and regional executives and corporate office departments are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. Our corporate office also has primary responsibility for the following centralized functions:
•	Financing;

•	Treasury and cash management;

•	Risk and litigation management;

•	Allocation of capital;

•	Issuance and monitoring of inventory investment guidelines;

•	Review and approval of all land and homesite acquisition contracts;

•	Oversight of land and construction inventory levels;

•	Environmental assessments of land and homesite acquisitions and dispositions;

•	Approval and funding of land and lot acquisitions;

•	Accounting and management reporting;

•	Review and approval of division plans and budgets;

•	Internal audit;

•	Information technology systems;

•	Administration of payroll and employee benefits;

•	Negotiation of national purchasing contracts; and

•	Management of major national or regional supply chain initiatives.
          Markets
          We operate in various metropolitan markets in ten states located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West. For the year ended December 31, 2006, our top two largest metropolitan markets, representing approximately 32% of our consolidated home deliveries, were Houston and Central Florida.

Florida	Mid-Atlantic	Texas	West
Central Florida	Baltimore/Southern Pennsylvania	Austin	Colorado
Jacksonville	Delaware	Dallas/Ft. Worth	Las Vegas
Southeast Florida	Nashville	Houston	Phoenix
Southwest Florida	Northern Virginia	San Antonio
Tampa/St. Petersburg
          Florida. Our Florida region is comprised of five metropolitan markets: Jacksonville; Central Florida, which is comprised of Polk, Lake, Orange, Brevard, Volusia, and Seminole Counties; Southeast Florida, which is comprised of Miami-Dade, Broward, Palm Beach, Martin, St. Lucie, and Indian River Counties; and Southwest Florida, which is comprised of the Fort Myers/ Naples area. The Transeastern JV operates in these Florida markets as well as the Tampa/St. Petersburg area. For the year ended December 31, 2006, our consolidated operations delivered 2,742 homes in Florida, generating revenue of $999.2 million, or 41% of our consolidated revenues from home sales.
          Mid-Atlantic. Our Mid-Atlantic region is comprised of four metropolitan markets: Baltimore, Maryland/Southern Pennsylvania; Delaware; Nashville, Tennessee; and Northern Virginia. For the year ended December 31, 2006, our consolidated operations delivered 683 homes in our Mid-Atlantic region generating revenue of $258.8 million, or 10% of our consolidated revenues from home sales.
          Texas. Our Texas region is comprised of four metropolitan markets: Austin; Dallas/Ft. Worth; Houston; and San Antonio. For the year ended December 31, 2006, our consolidated operations delivered 2,946 homes in Texas, generating revenue of $721.7 million, or 30% of our consolidated revenues from home sales.

          West. Our West region is comprised of three metropolitan markets: Colorado, which is comprised of Denver, Boulder and Colorado Springs; Las Vegas, Nevada; and Phoenix, Arizona. For the year ended December 31, 2006, our consolidated operations delivered 1,453 homes in our West region generating revenue of $459.4 million, or 19% of our consolidated revenues from home sales.
          Product Mix
          We select our product mix in a particular geographic market based on the demographics of the market, demand for a particular product, margins and the economic strength of the market. We regularly review our product mix in each of our markets so that we can quickly respond to market changes and opportunities.
          For the year ended December 31, 2006, 31% of our home deliveries were from homes in the $200,000 to $300,000 price range, 25% of our home deliveries were from homes in the $300,000 to $400,000 price range, 23% of our home deliveries were from homes in the under $200,000 price range, and 21% of our home deliveries were from homes in the over $400,000 price range. For 2006, 78% of our home deliveries were generated from single family homes and 22% of our home deliveries were generated from multi-family homes, as compared to 85% of our home deliveries from single family homes and 15% of our home deliveries from multi-family homes for the year ended December 31, 2005.
          Land and Homesites
          Land is a key raw material and one of our most valuable assets. We believe acquiring land and homesites in premier locations enhances our competitive standing and reduces our exposure to economic downturns. We believe homes in premier locations continue to attract homebuyers during both strong and weak economic conditions. We consider that our disciplined acquisition strategy of balancing homesites and land we own and those we can acquire under option contracts, together with participation in land development joint ventures, provides us access to a substantial supply of quality homesites and land while conserving our invested capital, optimizing our returns, and managing risk.
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
          We currently use and plan on continuing to use joint ventures in our homebuilding operations to acquire and develop land. The use of land development joint ventures enables us to acquire attractive land positions, mitigate and share the risks associated with land ownership and development, increase our return on equity and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors, or other real estate entities.
          In connection with the development of certain of our communities, community development or improvement districts may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements. Some bonds are repaid directly by us while other bonds only require us to pay non-ad valorem assessments related to lots not yet delivered to residents. These bonds are typically secured by the property and are repaid from assessments levied on the property over time. We also guarantee district shortfalls under certain bond debt service agreements when the revenues, fees and assessments which are designed to cover principal and interest and other operating costs of the bonds are insufficient.
          We generally acquire homesites that are located adjacent to or near our other homesites in a community, which enables us to build and market our homes more cost efficiently than if the homesites were scattered throughout the community. Cost efficiencies arise from economies of scale, such as shared marketing expenses and project management.
     As part of our land acquisition strategy, from time to time we use our capital to control, acquire and develop larger land parcels that could yield homesites exceeding the requirements of our homebuilding activities. These large land transactions are characterized by both low costs per homesite and development not anticipated to begin for 3-5 years. The homesites in excess of our anticipated needs are typically sold to other homebuilders. We confine these activities to selected land-constrained markets where we believe land supplies will remain constrained and opportunities for land sale profits are likely to continue for a period of time. At December 31, 2006, we owned 7,600 homesites and controlled 10,000 homesites through option contracts as part of this strategy. We plan to manage our supply of homesites controlled (owned and optioned) in each market based on anticipated future home delivery levels.
          Land Acquisition Policies. We have adopted strict land acquisition policies and procedures that cover all homesite acquisitions, including homesites acquired through option contracts. These policies and procedures impose strict standards for assessing all proposed land purchases with the goal of minimizing risk and maximizing our financial returns.
          Initially, our management teams in each of our divisions conduct extensive analysis on the local market to determine if we want to enter or expand our operations in that market. As part of this analysis, we consider a variety of factors, including:
•	historical and projected population employment, and income growth rates for the surrounding area;

•	demographic information such as age, education and economic status of the homebuyers in the area;

•	suitability for development within two to four years of acquisition;

•	desirability of location, including proximity to metropolitan area, local traffic corridors and amenities;

•	market competition, including the prices of comparable new and resale homes in the areas; and

•	the amount of capital currently invested in that market.
          We then evaluate and identify specific homesites that are consistent with our strategy for the particular market, including the type of home and anticipated sales price that we wish to offer in the community. In addition, we review:
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
          Each land acquisition proposal, which contains specific information relating to the market, property and community, is then subject to review and approval by our Asset Committee. The Asset Committee is comprised of representatives from our land, finance, sales and marketing, product development, and supply management departments.
          Land Supply and Asset Management Actions. We acquire the land and homesites we require for our homebuilding operations through a combination of purchase agreements, option contracts and joint ventures. At December 31, 2006, we controlled approximately 64,700 consolidated homesites. Of this amount, we owned approximately 22,200 homesites and had option contracts on approximately 42,500 homesites.
          As part of our land acquisition strategy as discussed above, from time to time we use our capital to control, acquire and develop larger land parcels that could yield homesites exceeding the requirements of our homebuilding activities. We confine these activities to selected land-constrained markets where we believe land supplies will remain constrained and opportunities for land sale profits are likely to continue for a period of time. As part of our land inventory management strategy, we review the size, geographic allocation and components of our inventory to better align these assets with estimated future deliveries. Our management has established inventory targets based on current market conditions, existing inventory levels and our historical and projected results. If our inventory exceeds these targeted levels, which is currently the case, we are and will continue to take necessary actions to bring inventory within these targeted levels at each of our divisions. These actions include, to the extent possible: limiting new arrangements to acquire land; engaging in bulk sales of land and unsold homes; reducing the number of homes under construction; re-negotiating terms or abandoning our rights under option contracts; considering other asset dispositions including the possible sale of underperforming assets, communities, divisions, and joint venture interests; and other initiatives designed to monetize our assets. We will also seek to sell land when we have determined that the potential profit realizable from a sale of property outweighs the economics of developing a community. Revenues from land sales for the year ended December 31, 2006 were $134.9 million, as compared to $194.9 million for the year ended December 31, 2005. However, due to challenging housing market conditions, there are no assurances that we will continue to be able to sell land at reasonable prices.
          Option Contracts. Option contracts allow us to control significant homesite positions with minimal capital investment, allowing us to increase our return on equity, extend our capital resources and manage the risks associated with land ownership and development. Consequently, we seek to use option contracts to acquire land whenever feasible. Under the option contracts, we have the right, but not the obligation, to buy homesites at predetermined prices on a predetermined takedown schedule anticipated to be commensurate with home starts. Option contracts generally require the payment of a cash deposit or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or financial investors who have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements under these option contracts which require us to complete the development of the land even if we choose not to exercise our option and forfeit our deposit. Although we are typically compensated for this work, in certain cases we are responsible for any cost overruns. At December 31, 2006, we had option contracts on approximately 42,500 homesites and had approximately $229.6 million in cash deposits and $257.8 million in letters of credit under those option contracts.
          Joint Ventures. We believe that using joint ventures to acquire and develop land and/or to acquire and develop land and build and market homes helps us acquire attractive land positions, mitigate and share the risks associated with land ownership and development, increase our return on equity and extend our capital resources. We expect to continue to use land development joint ventures in the future to acquire and develop land. We currently have no plans to enter into new home construction joint ventures that would build and market homes.
          Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors, or other real estate entities. In joint ventures where the acquisition, development and/or construction of the property are being financed with debt, the borrowings are non-recourse to us, except that we have agreed to complete certain property development in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. Our obligations become full recourse upon certain bankruptcy events at the joint venture. In one case, we have agreed to make capital contributions to the joint venture sufficient to comply with a specified debt to value ratio. In addition to joint ventures that acquire and develop land for our homebuilding operations, and/or joint ventures that develop land and also build and market homes, we have, on a selective basis, entered into joint ventures that acquire and develop land for sale to unrelated third party builders.
          At December 31, 2006, excluding the Transeastern JV, our unconsolidated joint ventures controlled approximately 5,000 homesites, which included 2,100 homesites under option contracts. At December 31, 2006, we had investments in and receivables from unconsolidated joint ventures of $156.2 million. During the year ended December 31, 2006, excluding the Transeastern JV, our unconsolidated joint ventures had a total of 664 net sales orders and 1,778 homes delivered. At December 31, 2006, our unconsolidated joint ventures had 502 homes in backlog with a sales value of $171.3 million.
          Transeastern JV. We acquired our 50% interest in the Transeastern JV on August 1, 2005, when the Transeastern JV acquired substantially all of the homebuilding assets and operations of Transeastern Properties including work in process, finished lots and certain land option rights. The Transeastern JV paid approximately $826.2 million for these assets and operations (which included the assumption of $127.1 million of liabilities and certain transaction costs, net of $30.1 million of cash). The other member of the joint venture is an entity controlled by the former majority owners of Transeastern Properties, Inc. We continue to function as the managing member of the Transeastern JV through our wholly owned subsidiary, TOUSA Homes L.P.
          When the Transeastern JV was formed in August of 2005, it had more than 3,000 homes in backlog and projected 2006 deliveries of approximately 3,500 homes. Since that time, the Florida housing market has become more challenging and is now characterized by weak demand, an over-supply of new and existing homes available for sale, increased competition, and an overall lack of buyer urgency. These conditions have caused elevated cancellation rates and downward pressure on margins due to increased sales incentives and higher advertising and broker commissions. These conditions have caused significant liquidity problems for the joint venture. In September 2006, management of the joint venture developed and distributed to its members financial projections that indicated the joint venture would not have the ability to continue as a going concern under the current debt structure.

          For its fiscal year ended November 30, 2006, the Transeastern JV recorded a net loss of $468.0 million. A significant portion of the Transeastern JV’s loss can be attributed to $279.8 million in inventory impairments, write-off of land deposits and abandonment costs. The joint venture also recorded $176.6 million of impairment charges on goodwill and other intangible assets during fiscal 2006. After recognizing the impairment charges discussed above, the carrying value of Transeastern JV’s assets at November 30, 2006 approximated $471.0 million, of which $293.9 million represented land and construction in progress. At November 30, 2006, the liabilities of the Transeastern JV amounted to $810.6 million, of which $625.0 million represents the bank debt. At November 30, 2006, the joint venture’s liabilities exceeded its assets by $339.6 million and there is substantial doubt about the entity’s ability to continue as a going concern without a complete restructuring of the joint venture’s debt and equity or an infusion of additional capital by its members. As a result, the Transeastern JV received a going concern opinion on its audited consolidated financial statements for the year ended November 30, 2006. These financial statements have been included as an exhibit to our Form 10-K (See Exhibit 99.1).
          Upon formation of the Transeastern JV, for the benefit of the senior and mezzanine lenders to the joint venture, we entered into Completion Guarantees relating to the completion of certain development activities in process as of August 1, 2005, the payment of certain related project costs, and the payment, bonding or removal of certain mechanics’ liens in the event the joint venture failed to complete these activities (the “Completion Guarantees”). We also entered into Carve-Out Guarantees to indemnify the lenders for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements arising out of fraud or material misrepresentation by any of the borrowing entities; misappropriation by the borrowing entities of certain payments; improper use of insurance proceeds; intentional misconduct or waste with respect to the collateral; and/or failure to maintain insurance or pay taxes (the “Carve-Out Guarantees”). The other member of the joint venture also executed Carve-Out Guarantees; however, if it is determined that the lenders' losses are a result of our acts or omissions, we must indemnify the other member for any damages under the Carve-Out Guarantees. If we, the joint venture or any of its subsidiaries files for bankruptcy protection, we may be responsible for payment of the full amount of the outstanding loans. As of December 31, 2006, the Transeastern JV had approximately $625.0 million of bank debt outstanding of which $400.0 million was senior debt.
          On October 31, 2006 and November 1, 2006, we received demand letters from the administrative agent for the lenders to the Transeastern JV demanding payment under the Completion Guarantees and Carve-Out Guarantees. The demand letters allege that potential defaults and events of default had occurred under the credit agreements and that such potential defaults or events of default had triggered our obligations under the guarantees. The lenders claim that our guarantee obligations equal or exceed all of the outstanding obligations under each of the credit agreements and that we are liable for default interest, costs and expenses. In addition, the administrative agent on the senior debt has, among other things, recently demanded the accrual of a 50 basis point forbearance fee, the accrual of default interest, and a 25 basis point increase in the interest rate and letter of credit fees on the senior debt.
          On November 28, 2006, we filed suit against Deutsche Bank Trust Company Americas (“DBTCA”) in Florida seeking a declaratory judgement that our obligations under the guarantees have not been triggered and/or that our exposure under the guarantees is not as alleged by DBTCA. On November 29, 2006, Deutsche Bank filed suit in New York against us. See Item 3. Legal Proceedings. On November 28, 2006, we engaged financial advisors to support us in addressing the Transeastern JV situation and best strategies for us to pursue. Following discussions among the parties and their advisors, both sides agreed to pursue settlement discussions versus lengthy and uncertain litigation.
          We have disputed and continue to dispute these allegations. However, we continue to engage in settlement discussions with representatives of the current lenders to the Transeastern JV and with the other member of the joint venture. As part of the discussions, we have proposed a structure in which either the joint venture or the successor to some or all of its assets would become our wholly or majority-owned subsidiary. The proposal also contemplates paying the joint venture’s $400.0 million of senior debt in full through the incurrence of additional indebtedness.
          A settlement with the joint venture’s mezzanine lenders, if one is reached, could result in, among other things, the issuance of equity and/or debt securities by us or one of our subsidiaries, and the joint venture. We are also in discussions regarding the joint venture’s obligations with respect to terminating the joint venture’s rights under option contracts and any obligations under its completion guarantees and construction obligations. In connection with making the joint venture our wholly or majority-owned subsidiary, we are in discussions with the other member of the joint venture which consider among other things, releasing potential claims, terminating the joint venture’s rights under land banks to purchase certain properties in which the member’s affiliates have interests, and releasing the joint venture from its obligations with respect to certain properties including land bank arrangements. To date, the interested parties have agreed to extend the joint venture’s rights under the agreements through payment of fees. However, to preserve the joint venture’s rights under the land bank arrangements, or for other reasons, the lenders to the joint venture could cause their respective joint venture borrowers to file for bankruptcy at any time. The mezzanine lenders have asserted that they can trigger full recourse liability against us by exercising certain rights that would allow those lenders to acquire control of the mezzanine borrowers. The mezzanine lenders have further asserted that if they do so, a voluntary bankruptcy filing at the ultimate direction of the mezzanine lenders, would trigger full recourse liability against us. We dispute that a voluntary bankruptcy filed at the direction of the mezzanine lenders, either directly or indirectly, would trigger full recourse liability.
          There is no assurance that we will be able to reach satisfactory settlements in these negotiations. Any settlements are likely to involve us incurring more indebtedness, which could, among other things, increase our debt servicing obligations and reduce our ability to incur indebtedness in the future. See “Risk Factors — Risk Related to Our Business – We expect our potential obligations under the guarantees rendered in connection with the Transeastern Joint Venture or any settlement thereof will have a material adverse effect on our consolidated financial position and results of operations and could cause defaults under our financing documents.”
          While we remain committed to working with all interested parties to achieve a consensual global resolution, settlement discussions are ongoing and we may be unable to agree to a settlement with the lenders or other parties, including obtaining necessary consents and financings. Even if a settlement is reached, we cannot predict the outcome of any such settlement, including the cash or other contributions we may have to make in order to effectuate any such settlement if there is one at all. Additionally, we may choose to pursue other strategies and alternatives with respect to the joint venture. If we are unable to reach a settlement and become liable under some or all of the guarantees, it may have a material adverse affect on our business and liquidity and defaults under documents governing our existing indebtedness could occur which may require us to consider all of our alternatives in restructuring our business and our capital structure.
          As a result of these and other factors, during the year ended December 31, 2006, we evaluated the recoverability of our investment in the joint venture, under APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and determined our investment to be fully impaired. As of December 31, 2006, we wrote-off $145.1 million related to our investment in the Transeastern JV, which included $31.3 million of member loans receivable and $21.4 million of receivables for management fees, advances and interest due to us from the joint venture. Our write-off of $145.1 million is included in loss from joint ventures in the accompanying consolidated statement of operations.
          In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”) and other authoritative guidance, we have evaluated whether any amount should be accrued in connection with a proposed settlement in connection with a potential restructuring of the Transeastern JV as discussed above. In performing our evaluation, management determined that a range of loss could be estimated under the assumption that a settlement could be reached. As we determined that no one amount in that range is more likely than any other, the lower end of the range has been accrued. Accordingly, we have accrued $275.0 million (reflecting our estimate of the low end of the range of a potential loss as determined by taking the difference between the estimated fair market value of the consideration we expect to pay in connection with the global settlement less the estimated fair market value of the business we would acquire pursuant to our proposal) which is presented as a separate line item in our consolidated statement of operations for the year ended December 31, 2006 and is included in accounts payable and other liabilities in our consolidated statement of financial condition as of December 31, 2006. Our estimate of the high end of the range is $388.0 million, assuming full repayment of the outstanding indebtedness. Our estimated loss could change as a result of changes in settlement offers and a change in the estimated fair value of the business to be acquired. We will continue to evaluate the adequacy of this loss contingency on an ongoing basis. No assurance can be given as to what amounts would have to be ultimately paid in any settlement if one can be reached at all.
          Supply Management
          We use our purchasing power and a team-oriented sourcing methodology to achieve volume discounts and the best possible service from our suppliers, thereby reducing costs, ensuring timely deliveries and reducing the risk of supply shortages due to allocations of materials. Our team-oriented sourcing methodology involves the use of corporate, regional, and divisional teams of supply management personnel who are responsible for identifying which commodities should be purchased and used on a national, regional, or divisional level to optimize our purchasing power. We have negotiated price arrangements, which we believe are favorable, to purchase lumber, sheetrock, appliances, heating and air conditioning, bathroom fixtures, roofing and insulation products, concrete, bricks, floor coverings and other housing equipment and materials. Our purchase contracts are with high quality national and regional suppliers and do not have any minimum purchase requirements.
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
          Design
          To appeal to the tastes and preferences of local communities, we expend considerable effort in developing an appropriate design and marketing concept for each community, including determining the size, style and price range of the homes and, in certain projects, the layout of streets, individual homesites and overall community design. In addition, in certain markets, outside architects who are familiar with the local communities in which we build, assist us in preparing home designs and floor plans. The product line that we offer in a particular community depends upon many factors, including the housing generally available in the area, the needs of the particular market and our costs of homesites in the community. To improve the efficiency of our design process and make full use of our resources and expertise, we maintain a company-wide database, or product library, of detailed information relating to the design and construction of our homes, including architectural plans previously or currently used in our communities. Periodically, we review the product library to determine which plans have high and low sales paces, as well as the high and low margins. We then attempt to remove the lesser performing plans from our product library. This enables us to lower the cost of maintaining a large number of plans and lower construction costs by increasing the efficiency of the building process by building better performing plans more frequently. We also use an accelerated product development process that involves gathering our architects, strategic suppliers and subcontractors, and divisional management teams together in intensive working sessions intended to allow us to develop and deploy new product designs faster than the industry norm. As discussed above, this cross-functional approach to product development and design also focuses on reducing costs and inefficiencies in the building process by ensuring that the design process takes into account supply management, building technology and sales and marketing issues.

          Design Centers
          We maintain design centers in most of our markets as part of our marketing process and to assist our homebuyers in selecting options and upgrades, which can result in additional revenues. The design centers heighten interest in our homes by allowing homebuyers to participate in the design process and introducing homebuyers to the various flooring, lighting, fixture and hardware options available to them. In keeping with our regional approach, each region decides what type of design center is suitable for the local market. While the size and content of our design centers vary between markets, the focus of all of our design centers is on making the homebuyers’ selection process less complicated and an enjoyable experience, while increasing our profitability.
          Construction
          Subcontractors perform substantially all of our construction work. Our construction superintendents monitor the construction of each home, coordinate the activities of subcontractors and suppliers, subject the work of subcontractors to quality and cost controls and monitor compliance with zoning and building codes. We typically retain subcontractors pursuant to a contract that obligates the subcontractor to complete construction at a fixed price in a good and “workmanlike manner.” In addition, under these contracts the subcontractor generally provides us with standard indemnifications and warranties. Typically, we work with the same subcontractors within each market, which provides us with a stable and reliable work force and better control over the costs and quality of the work performed. Although we compete with other homebuilders for qualified subcontractors, we have established long-standing relationships with many of our subcontractors and have not experienced any material difficulties in obtaining the services of desired subcontractors.
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
          Marketing and Sales
          We currently market our homes primarily under the Engle Homes brand name in Florida, most of the Mid-Atlantic, and the West, and under the Newmark Homes brand name in Texas and in Nashville, Tennessee. We also market our homes targeted to “first-time” homebuyers under the Trophy Homes brand name, primarily in Texas. The Transeastern JV markets homes in Florida using the Transeastern Homes brand name.
          We have consolidated our brands to leverage our most successful brands and reduce the costs associated with maintaining multiple brands. We believe our brands are widely recognized in the markets in which we operate for providing quality homes in desirable locations and enjoy a solid reputation among potential homebuyers.
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
          We market and sell homes through our own sales personnel and in cooperation with independent real estate brokers. Because approximately 68% of our sales (based on consolidated homes delivered) originate from independent real estate brokers, we sponsor a variety of programs and events, including breakfasts, contests and other events to provide the brokers with a level of familiarity with our communities, homes and financing options necessary to successfully market our homes.
          Sales of our homes generally are made pursuant to a standard sales contract that is tailored to the requirements of each jurisdiction. Generally, our sales contracts require a deposit of a fixed amount or percentage, typically averaging about five percent of the purchase price, plus additional deposits for options and upgrades selected by homebuyers. The contract typically includes a financing contingency which permits the customer to cancel in the event mortgage financing cannot be obtained within a specified period, usually 30 days from the signing. The contract may include other contingencies, such as the prior sale of a buyer’s existing home. We estimate that the average period between the execution of a sales contract for a pre-sold home and closing ranges from four months to over a year, depending on the market.
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
          Warranty Program
          For all homes we sell, we provide our homebuyers with a limited warranty that provides a one-year or two-year limited warranty on workmanship and materials, and a five to ten-year limited warranty covering major structural defects. The extent of these warranties may differ in some or all of the states in which we operate. We currently have liability insurance coverage in place which covers repair costs associated with warranty claims for structure and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. We have a warranty administration program, including mandatory alternative dispute resolution procedures, that we believe will allow us to more effectively manage and resolve our warranty claims. We subcontract homebuilding work to subcontractors who generally are required to indemnify us and provide evidence of required insurance coverage before receiving payments for their work. Therefore, claims relating to workmanship and materials are the primary responsibility of our subcontractors; however, we may be unable to enforce these contractual indemnities.
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
          To support our warranty program, we have begun the implementation of an automated warranty application. It will allow management, customers and associates the ability to track and manage warranty requests from reporting through resolution which improves communication and customer satisfaction. This application also helps us to objectively select and manage vendors that deliver quality work on-time. This project will be completed during fiscal 2007 and be available at all new communities and those communities that are in the early stages of development.

Financial Services
          As part of our objective to provide homebuyers a seamless home purchasing experience, we have developed, and are expanding, our financial services business. As part of this business, we provide mortgage financing, title insurance and settlement services, and property and casualty insurance products. Our mortgage financing operation derives most of its revenues from buyers of our homes, although existing homeowners may also use these services. In contrast, our title and settlement services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate.
          Our mortgage business provides a full selection of conventional, FHA-insured and VA-guaranteed mortgage products to our homebuyers. We are an approved Fannie Mae seller/servicer. All of our loans are originated and underwritten in accordance with the guidelines of Fannie Mae, Freddie Mac, FHA, VA or other institutional third parties. We sell substantially all of our loans and the related servicing rights to third party investors. We conduct this business through our subsidiary, Preferred Home Mortgage Company, which has its headquarters in Tampa, Florida and has offices in each of our markets. For the year ended December 31, 2006, approximately 10% of our homebuyers paid in cash and 69% (excluding the Transeastern JV) of our non-cash homebuyers utilized the services of our mortgage business. During 2006, we closed 8,338 loans totaling $1.7 billion in principal amount.
          Through our title services business, we, as agent, obtain competitively-priced title insurance for, and provide settlement services to, our homebuyers as well as third party homebuyers. We conduct this business through our subsidiary, Universal Land Title, Inc. and its subsidiaries and affiliates.
          Our Universal Land Title subsidiary works with national underwriters and lenders to facilitate client service and coordinates closings at its offices. It is equipped to handle e-commerce applications, e-mail closing packages and digital document delivery. The principal sources of revenues generated by our title insurance business are fees paid to Universal Land Title for title insurance obtained for our homebuyers and other third party residential purchasers. Universal Land Title operates as a title agency with its headquarters in West Palm Beach, Florida and has 28 additional offices.
          For the year ended December 31, 2006, approximately 98% of our homebuyers used Universal Land Title or its affiliates for their title insurance and settlement services. We continue to expand our title services business to markets not currently served by Universal Land Title. Third party homebuyers (or non-company customers) accounted for 66% of our title services business revenue for the year ended December 31, 2006.
          Alliance Insurance and Information Services, LLC, owned by Universal Land Title, is a full service insurance agency serving all of our markets. Alliance markets homeowners’, flood and auto insurance directly to homebuyers and others in all of our markets and also markets life insurance in Florida. Interested homebuyers obtain free quotes and have the necessary paperwork delivered directly to the closing table for added convenience. For the year ended December 31, 2006, 13.5% of our new homebuyers used Alliance for their insurance needs.
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
          Our title insurance agency subsidiaries must comply with applicable state and federal insurance laws and regulations. Our mortgage financing subsidiary must comply with applicable real estate lending laws and regulations. In addition, to make it possible for purchasers of some of our homes to obtain FHA-insured or VA-guaranteed mortgages, we must construct those homes in compliance with regulations promulgated by those agencies.
          The mortgage financing and title insurance subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states regarding mortgage financing, homeowners’ insurance, and title insurance agencies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, forms of policies, and premiums.
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

Backlog
          At December 31, 2006, our consolidated operations had 4,091 homes in backlog representing $1.4 billion in revenue, as compared to 5,272 homes in backlog representing $1.8 billion in revenue as of December 31, 2005. Backlog represents home purchase contracts that have been executed and for which earnest money deposits have been received, but for which the sale has not yet closed. We do not record home sales as revenues until the closings occur. Historically, most of the homes in our backlog at any given point in time have been closed in the following 12-month period. We attempt to reduce the number of cancellations by reviewing each homebuyer’s ability to obtain mortgage financing early in the sales process and by closely monitoring the mortgage approval process. Our consolidated sales order cancellation rate for the year ended December 31, 2006 was approximately 32%, as compared to 18% for the year ended December 31, 2005. The increase in the sales order cancellation rate is a result of the continued deterioration of conditions in most of our markets throughout the third and fourth quarters of 2006 characterized by record levels of new and existing homes available for sale, reduced affordability, increased competition among builders, and diminished buyer confidence. Our weaker markets are experiencing similar patterns of lower traffic, increased cancellations, higher incentives and lower margins. In addition, speculative investors are canceling existing contracts and reducing prices on homes previously purchased contributing to the oversupply of homes available for sale.
Employees
          At December 31, 2006, we employed 2,123 people in our consolidated operations and 297 in our unconsolidated joint ventures as compared to 2,467 people in our consolidated operations and 580 in our unconsolidated joint ventures at December 31, 2005. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Item 1A. Risk Factors
Risks Related to Our Business
We expect our potential obligations under the guarantees rendered in connection with the Transeastern Joint Venture or any settlement thereof will have a material adverse effect on our consolidated financial position and results of operations and could cause defaults under our financing documents.
          We received demand letters from the administrative agent for the lenders to the Transeastern JV demanding payment under the Completion Guarantees and Carve-Out Guarantees. The demand letters allege that potential defaults and events of default have occurred under the credit agreements and that such potential defaults or events of default have triggered our obligations under the Guarantees. The lenders claim that our guarantee obligations equal or exceed all of the outstanding obligations under each of the credit agreements and that we are liable for default interest, costs and expenses.
          If our obligations under the Completion Guarantees have been triggered to the extent alleged by the lenders, we would be responsible for the payment and discharge of all “project costs” (as such term is defined in the Completion Guarantees) and for paying, bonding or otherwise removing any mechanics’ liens that may be filed with respect to a project. In addition, we would be responsible for completing or causing the completion of all “development activities” (as such term is defined in the Completion Guarantees) with respect to a project.
          If our obligations under the Carve-Out Guarantees have been triggered to the extent claimed by the lenders, we would be required to indemnify the lenders for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements of fraud or material misrepresentation by any of the borrowing entities; misappropriation by the borrowing entities of certain payments; improper use of insurance proceeds; intentional misconduct or waste with respect to the collateral; and/or failure to maintain insurance or pay taxes. The other members of the joint venture also executed carve out guarantees; however, if it is determined that the lenders’ losses are a result of our acts or omissions, we must indemnify the other member for any damages under the guarantees. In addition, the mezzanine lenders have asserted that under the Carve-Out Guarantees they can trigger full recourse liability against the Company by exercising certain rights that would allow those lenders to acquire control of the mezzanine borrowers. The mezzanine lenders have further asserted that if they do so, a voluntary bankruptcy filing by the operating company of the Transeastern JV, at the ultimate direction of the mezzanine lenders, would trigger full recourse liability against the Company. The Company disputes that a voluntary bankruptcy filed at the direction of the mezzanine lenders, either directly or indirectly, would trigger full recourse liability.
          As a result of these and other factors, during the year ended December 31, 2006, we evaluated the recoverability of our investment in the joint venture under APB 18 and determined our investment to be fully impaired. As of December 31, 2006, we wrote-off $145.1 million related to our investment in the Transeastern JV, which included $31.3 million of member loans receivable and $21.4 million of receivables for management fees, advances and interest due to us from the joint venture. Our write-off of $145.1 million is included in loss from joint ventures in the accompanying consolidated statement of operations.
          We are in settlement discussions with representatives of the lenders to the Transeastern JV. Our settlement proposal contemplates paying the joint venture’s $400.0 million of senior debt in full via the incurrence of additional indebtedness. A settlement with the joint venture’s mezzanine lenders, if one is reached, could result in, among other things, the issuance of equity and/or debt securities by us or one of our subsidiaries, including the joint venture. We are also in discussions regarding the joint venture’s obligations with respect to terminating the joint venture’s rights under option contracts and obligations under completion guarantees and construction obligations. Any settlements are likely to involve our having to incur additional indebtedness which could, among other things, reduce our ability to incur indebtedness in the future.
          While we remain committed to working with all interested parties to achieve a consensual global resolution, settlement discussions are ongoing and we may be unable to agree to a settlement with the lenders or other parties, including obtaining necessary consents and financings. Even if a settlement is reached, we cannot predict the outcome of any such settlement, including the cash or other contributions we may have to make in order to effectuate any such settlement if there is one at all.
          In accordance with SFAS 5 and other authoritative guidance, we have evaluated whether any amount should be accrued in connection with a proposed settlement in connection with a potential restructuring of the Transeastern JV as discussed above. Accordingly, we have accrued $275.0 million (reflecting our estimate of the low end of the range of a potential loss as determined by taking the difference between the estimated fair market value of the consideration we expect to pay in connection with the global settlement less the estimated fair market value of the business we would acquire pursuant to our proposal) which is presented as a separate line item in our consolidated statement of operations for the year ended December 31, 2006 and is included in accounts payable and other liabilities in our consolidated statement of financial condition as of December 31, 2006. Our estimated loss could change as a result of changes in settlement offers and a change in the estimated fair value of the business to be acquired.

          No assurance can be given as to what amounts would have to be ultimately paid in any settlement if one can be reached at all. If a settlement is not reached, we could become liable for the repayment of all of the joint venture’s $625.0 million of bank debt and other amounts associated therewith. If we become liable under some or all of the guarantees, it may have a material adverse affect on our business and liquidity and defaults under documents governing our existing indebtedness could occur which may require us to consider all of our alternatives in restructuring our business and our capital structure.
We may incur significant damages and expenses due to the purported class action complaints that were filed against us and certain of our officers.
          Beginning in December 2006, various stockholder plaintiffs brought punitive class action lawsuits in the U.S. District Court for the Southern District of Florida. The actions allege that we and certain of our current and former officers violated the Securities Exchange Act of 1934 by failing to disclose:
•	certain guaranties entered into by us in connection with the Transeastern JV and related potential liability;

•	declining conditions in the housing market in Florida; and,

•	that as a consequence of market declines, we could lose value in our investment in the joint venture.
          One of the complaints also alleges that the defendants violated the Securities Act of 1933 by omitting material facts about the financing of the acquisition from the offering materials related to our September 2005 offering of common stock. Plaintiffs in each of these actions seek compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of our common stock and purchasers and sellers of options of our common stock. We may be unable to successfully resolve these disputes without incurring significant expenses. See Item 3. Legal Proceedings.
The homebuilding industry is experiencing deteriorating conditions that may continue for an indefinite period and may further adversely affect our business and results of operations compared to prior periods.
          In 2006, the U.S. homebuilding industry as a whole experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. Although we operate in a number of markets, 50% of our operations are concentrated in Florida and Arizona, which suffered a particularly severe downturn in home buying activity. The rapid increase in new and existing home prices in these markets over the past several years reduced housing affordability and tempered buyer demand. In particular, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell the residential property they had earlier acquired. These trends resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives, advertising expenses, broker commissions and price concessions to close home sales compared to the past several years all of which negatively impacted margins.
          Reflecting these demand and supply trends, we, like many other homebuilders, experienced a large drop in net new sales orders, a reduction in our margins, slower price appreciation for new homes sold, higher incentives and in some cases price declines. The homebuilding market may not improve in the near future, and it may weaken further. Continued weakness in the homebuilding market would have an adverse effect on our business and our results of operations as compared to those of earlier periods.
Changes in economic or other business conditions could cause our current and proposed levels of debt to adversely affect our financial condition and prevent us from fulfilling our debt service obligations.
          We currently have a significant amount of debt, which is likely to increase as a result of the resolution of the claims related to the Transeastern JV. Our ability to meet our debt service obligations will depend on our future performance. Numerous factors outside of our control, including changes in economic or other business conditions generally, or in the markets or industry in which we do business, may adversely affect our operating results and cash flows, which in turn may affect our ability to meet our debt service obligations. As of December 31, 2006, on a consolidated basis, we had approximately $1.1 billion aggregate principal amount of debt outstanding (excluding obligations for inventory not owned of $338.5 million and the impact of original issue discounts and premiums), all of which matures in the years 2010 through 2015. As of December 31, 2006, we would have had the ability to borrow an additional $275.2 million under our revolving credit facility, subject to our satisfying the relevant borrowing conditions in that facility. Our availability under the revolving credit facility would have been $478.8 million on December 31, 2006, had all mortgage requirements been satisfied. In addition, subject to restrictions in our financing documents, we may incur additional debt.
          If we are unable to meet our debt service obligations, we may need to restructure or refinance our debt, seek additional equity financing or sell assets. We may be unable to restructure or refinance our debt, obtain additional equity financing or sell assets on satisfactory terms or at all. Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our $800.0 million credit facility and other bank loans in an amount sufficient to pay our debt service obligations or to fund our other liquidity needs. Should this occur, we may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.
          Our bond indentures and our $800.0 million credit facility and other bank loans include financial and other covenants and restrictions, including covenants to report quarterly and annual financial results and restrictions on debt incurrence, sales of assets and cash distributions by us. Should we not comply with these restrictions or covenants, the holders of those debt instruments or the banks, as appropriate, could cause our debt to become due and payable prior to maturity or they could demand that we compensate them for waiving instances of noncompliance. Any refinancing of our existing debt or the instruments governing our future debt, including debt incurred in connection with any settlement of the disputes regarding the Transeastern JV, could be governed by documents containing less favorable covenants and financial terms than our current financing.
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
We are dependent on the continued availability and satisfactory performance of our subcontractors, which, if unavailable, could have a material adverse effect on our business.
          Subcontractors perform substantially all of our construction work. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the construction of our homes. There may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors which could have a material adverse effect on our business.

Changes in accounting rules relating to the consolidation of assets associated with option contracts and joint ventures, or a change in the interpretation or application of such rules, could adversely affect our financial condition and limit our use of such arrangements, which could impact our future growth.
          We use option contracts and joint ventures to help us acquire attractive land positions, mitigate and share the risk associated with land ownership and development, increase our return on equity, and extend our capital resources. Under current accounting rules, the assets and liabilities associated with certain of these option contracts and joint ventures may not be required to be consolidated in our financial statements. A change in accounting rules, or a change in the interpretation or application of such rules, to require the consolidation of the assets and liabilities associated with these off-balance sheet arrangements could negatively affect our leverage ratios and could limit our future growth.
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
Our revenues and profitability may be adversely affected by natural disasters or weather conditions.
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
     Our common stock price has been, and could continue to be, volatile. These price fluctuations may be rapid and severe and may leave investors little time to react. Factors that affect the market price of our common stock include:
•	our failure to resolve, or the terms of a resolution of , the claims against us related to the Transeastern JV;

•	our failure to obtain adequate financing for a Transeastern JV resolution;

•	the limited amount of our common stock held by non-affiliates;

•	quarterly variations in our operating results;

•	general conditions in the homebuilding industry;

•	changes in the market’s expectations about our earnings;

•	changes in financial estimates, recommendations and ratings by securities analysts and credit agencies concerning our company or the homebuilding industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	material announcements by us or our competitors;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	sales of substantial amounts of common stock by our directors, executive officers or majority stockholder, Technical Olympic, S.A., or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.
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
Changes in the mortgage market could adversely impact us by increasing the supply of inventory housing, negatively impacting pricing conditions, as well as decreasing the demand for our homes, which would adversely affect our revenues and profitability.
          Approximately 90% our customers finance their purchases through mortgage financing obtained from us or other sources. Increases in interest rates or decreases in the availability of mortgage funds provided or sponsored by Fannie Mae, Freddie Mac, the Federal Housing Administration, or the Veteran’s Administration could cause a decline in the market for new homes as potential homebuyers may not be able to obtain affordable financing. In particular, because the availability of mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of those types of financing could reduce our home sales and the lending volume at our mortgage subsidiary. Increased interest rates can also limit our ability to realize our backlog because our sales contracts typically provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing. Even if our potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. Interest rates currently are at one of their lowest levels in decades, and any future increases in interest rates could adversely affect our revenues and profitability.
          In 2006, approximately 3-5% of the homebuyers that utilized our mortgage subsidiary obtained sub-prime loans. We define a sub-prime loan as one where the buyer’s FICO score is below 620 and is not an FHA or VA loan. As of December 31, 2006, approximately 5-7% of our backlog that utilized our mortgage subsidiary included homebuyers seeking sub-prime financing. Recent initiatives to tighten the underwriting standards of the sub-prime market could make mortgage funds less available to these customers in our backlog, as well as decrease future demand from these buyers. Additionally, we do not know the impact that the tightening of credit standards in the sub-prime market will have on the Alt-A and prime loans. To the extent that underwriting standards tighten up for this portion of our customer base and limit the availability of this type of mortgage financing, demand from this customer base could be reduced which would adversely impact our revenues.
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
          We also compete with resales of existing homes, available rental housing and, to a lesser extent, condominium resales. An oversupply of attractively priced resale or rental homes in the markets in which we operate could adversely affect our absorption rates and profitability.
          Our financial services operations are also subject to competition from third party providers, many of which are substantially larger, may have a lower cost structure and may focus exclusively on providing such services.

We are subject to product liability and warranty claims arising in the ordinary course of business that could adversely affect our results of operations.
          As a homebuilder, we are subject in the ordinary course of our business to liability and home warranty claims. We provide our homebuyers with a limited warranty that provides a one-year or two-year limited warranty covering workmanship and materials and a five to ten-year limited warranty covering major structural defects. Claims arising under these warranties and general liability claims are common in the homebuilding industry and can be costly. Although we maintain liability insurance, the coverage offered by, and availability of, liability insurance for construction defects is currently limited and, where coverage is available, it may be costly. We currently have liability insurance coverage which covers repair costs associated with warranty claims for structure and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. However, our insurance coverage may contain limitations with respect to coverage, this insurance coverage may not be adequate to cover all liability and warranty claims for which we may be liable. In addition, coverage may be further restricted and become more costly. Although we generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, we may be unable to enforce any such contractual indemnities. Uninsured and unindemnified liability and warranty claims, as well as the cost of insurance coverage, could adversely affect our results of operations.
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
          Our financial services operations are subject to numerous federal, state, and local laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the suspension or loss of required licenses, and claims for monetary damages.
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
          The mortgage financing and title insurance subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states regarding mortgage financing, homeowners’ insurance, and title insurance agencies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, forms of policies, and premiums.

Special Note Regarding Forward Looking Statements
          This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in the material set forth in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, and typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project”, and “future.” Specifically, this annual report contains forward-looking statements including with respect to:
•	our expectations regarding population growth and median income growth trends and their impact on future housing demand in our markets;

•	our expectation regarding the impact of geographic and customer diversification;

•	our expectations regarding our successful implementation of our asset management strategy and its impact on our business;

•	our belief that homes in premier locations will continue to attract homebuyers in both strong and weak economic conditions;

•	our expectations regarding future land sales;

•	our belief regarding growth opportunities within our financial services business;

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our annual debt service payments, and land acquisition and development needs;

•	the impact of inflation on our future results of operations;

•	our expectations regarding our ability to pass through to our customers any increases in our costs;

•	our expectations regarding our continued use of option contracts, investments in land development joint ventures;

•	our expectations regarding the housing market in 2007; and

•	our expectations regarding our use of cash in operations.
          We do not undertake any obligation to update any forward-looking statements.
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
Availability of Reports and Other Information
          Our corporate website is www.tousa.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website under “Investor Information – SEC Filings,” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. Information on our website is not part of this document.
Item 1B. Unresolved Staff Comments
          The staff of the Securities and Exchange Commission (“SEC Staff”) conducted a review of our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the period ended June 30, 2006 and issued a letter commenting on certain aspects of these reports. We believe that all matters addressed in the comment letters and our subsequent responses to these letters and discussions with the SEC Staff have been resolved with the exception of certain disclosures related to the Transeastern JV. The SEC Staff is questioning whether a material uncertainty existed related to the Transeastern JV on August 8, 2006, the filing date of our Form 10-Q for the period ended June 30, 2006, that would have required additional disclosures. We believe that our disclosures made related to the Transeastern JV were appropriate and that a material uncertainty did not exist as of August 8, 2006 that would have required additional disclosures in our Form 10-Q. This unresolved comment has no effect on our previously reported consolidated financial position, results of operations or cash flows. Our discussions with the SEC Staff on this matter have not been concluded.
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
Item 3. Legal Proceedings
Litigation Related to Transeastern JV
          Technical Olympic USA, Inc. and TOUSA Homes L.P. v. Deutsche Bank Trust Co. Americas, United States District Court for the Southern District of Florida, Case No. 06-cv-61830-WPD; Deutsche Bank Trust Co. Americas v. Technical Olympic USA, Inc. and TOUSA Homes L.P., Supreme Court of the State of New York, County of New York, No. 06/604118. On August 1, 2005, TOUSA, through a subsidiary joint venture, purchased the assets of Transeastern Properties, Inc., a Florida land development and home building company. The purchase was financed in part with three tranches of debt with Deutsche Bank Trust Company Americas (“DBTCA”) serving as the Administrative Agent for all lenders. TOUSA is not an obligor on the notes, but TOUSA and TOUSA Homes L.P. executed Completion Guaranties in which it guaranteed the payment of Project Costs, the completion of Development Activities (as those terms are defined in the Guaranties), and the payment, bonding or removal of certain mechanics’ liens. TOUSA and TOUSA Homes also entered into Carve-Out Guarantees to indemnify the lenders for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements arising out of fraud or material misrepresentation by any of the borrowing entities; misappropriation by the borrowing entities of certain payments; improper use of insurance proceeds; intentional misconduct or waste with respect to the collateral; and/or failure to maintain insurance or pay taxes. In addition, the mezzanine lenders have asserted that under the Carve-Out Guarantees they can trigger full recourse liability against the Company by exercising certain rights that would allow those lenders to acquire control of the mezzanine borrowers. The mezzanine lenders have further asserted that if they do so, a voluntary bankruptcy filing by the operating company of the Transeastern JV, at the ultimate direction of the mezzanine lenders, would trigger full recourse liability against the Company. The Company disputes that a voluntary bankruptcy filed at the direction of the mezzanine lenders, either directly or indirectly, would trigger full recourse liability.
          On November 28, 2006, TOUSA and TOUSA Homes L.P. filed a declaratory judgment action against DBTCA as the Administrative Agent for and a holder of the mezzanine loans. TOUSA’s lawsuit, currently pending in the U.S. District Court for the Southern District of Florida, seeks a declaratory judgment that TOUSA’s liability has not been triggered under either the Completion Guarantees or the Carve-Out Guarantees provided to the lenders. TOUSA also seeks a declaration that, assuming the obligations have been triggered, the amount of liability is limited to the mezzanine lenders’ actual damages, and does not encompass the entire outstanding mezzanine loan amounts of $225.0 million. Trial has been set in this case for May 27, 2008.
          On November 29, 2006, DBTCA, in its capacity as administrative agent for the senior and mezzanine lenders, filed an action against TOUSA and TOUSA Homes L.P. in the Supreme Court of New York, County of New York. DBTCA alleges that it made demands upon TOUSA pursuant to the Completion Guarantees and Carve-Out Guarantees discussed above. Deutsche Bank claims that TOUSA has breached its Guaranty obligations by failing to pay damages suffered as a result of material misrepresentations, waste, and intentional misconduct allegedly committed by the borrowing entities and by failing to honor the completion obligations. DBTCA seeks damages up to the full amounts outstanding under the senior and mezzanine credit agreements, approximately $625.0 million, as well as fees and expenses. No trial date has been set in this case.
Securities Litigation
          Beginning in December 2006, various stockholder plaintiffs brought lawsuits seeking class action status in the U.S. District Court for the Southern District of Florida. The actions allege that TOUSA and certain of its current and former officers violated the Securities Exchange Act of 1934 by failing to disclose: (1) certain guaranties entered into by TOUSA in connection with the Transeastern JV's acquisition of Transeastern Properties, Inc. and related potential liability; (2) declining conditions in the housing market in Florida; and (3) that, as a consequence of market declines, TOUSA could lose value in its investment in the joint venture. One of the complaints also alleges that the defendants violated the Securities Act of 1933 by omitting material facts about the financing of the Transeastern Properties acquisition from the offering materials related to TOUSA’s September 2005 offering of common stock. Plaintiffs in each of these actions seek compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of TOUSA common stock and purchasers and sellers of options on TOUSA common stock. Motions are pending to consolidate each of the actions into the first-filed case, Durgin v. Technical Olympic USA, Inc., et al. A hearing has been scheduled for March 29, 2007 for the court to consider motions regarding consolidation of the actions and appointment of the lead plaintiff and counsel.
Other Litigation
          We are also involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these other matters will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the Nasdaq National Market on March 12, 1998 under the symbol “NHCH.” Following our merger with Engle Holdings Corp. on June 25, 2002, our common stock began trading under the symbol “TOUS.” On November 9, 2004, the listing of our common stock was transferred to the New York Stock Exchange, where it currently trades under the symbol “TOA.” The table below sets forth the high and low sales price for our common stock as reported by the Nasdaq National Market or the New York Stock Exchange for the periods indicated. These prices have been adjusted for our five-for-four stock split paid on March 31, 2005, discussed below.

	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	$23.97	$18.31
Second Quarter	$23.00	$13.26
Third Quarter	$14.63	$9.66
Fourth Quarter	$11.37	$6.55

	High	Low
Fiscal Year Ended December 31, 2005
First Quarter	$25.56	$18.48
Second Quarter	$25.69	$20.70
Third Quarter	$30.43	$23.15
Fourth Quarter	$26.46	$19.03
     As of March 9, 2007, there were 33 record holders of our common stock. The closing sale price of our common stock on March 9, 2007 was $8.16 per share.
     During the twelve months ended December 31, 2005, we declared a cash dividend of $0.015 per share of common stock in the months of February 2005, May 2005, August 2005, and November 2005, respectively. During the twelve months ended December 31, 2006, we declared a cash dividend of $0.015 per share of common stock in each of February 2006, May 2006, August 2006, and November 2006. The credit agreement relating to our revolving credit facility and the indentures governing our senior notes and senior subordinated notes contain covenants that limit the amount of dividends or distributions we can pay on our common stock and the amount of common stock we can repurchase. Under the terms of our revolving credit facility, we were unable to pay cash dividends in excess of 4% of our consolidated net income prior to March 6, 2007, or in excess of 5% of our consolidated net income thereafter.
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
     On May 19, 2006, our stockholders approved an amendment to our Annual and Long Term Incentive Plan increasing the maximum number of shares that may be granted from 7,500,000 to 8,250,000.

     The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2006.
EQUITY COMPENSATION PLAN INFORMATION

Number of Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,964,676	$13.04	327,561
Equity compensation plans not approved by security holders	—	—	—

Total	4,964,676	$13.04	327,561

ITEM 6. Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002(1)(2)
		(Dollars in millions, except per share data)
Statement of Income Data:
Total revenues	$2,637.3	$2,509.0	$2,135.3	$1,680.7	$1,408.4
Homebuilding revenues	$2,574.0	$2,461.5	$2,100.8	$1,642.6	$1,377.7
Homebuilding gross profit	$435.2	$604.9	$428.4	$323.2	$276.1
Homebuilding pretax income (loss)	$(265.7)	$336.4	$181.7	$114.7	$91.2
Financial services pretax income	$21.5	$8.5	$8.3	$15.6	$15.7
Income (loss) from continuing operations before income taxes	$(244.2)	$344.9	$190.0	$130.3	$106.9
Income (loss) from continuing operations	$(201.2)	$218.3	$119.6	$82.7	$67.0

Share Data(3):
Income (loss) from continuing operations per share – basic	$(3.38)	$3.82	$2.13	$1.57	$1.28
Income (loss) from continuing operations per share – diluted	$(3.38)	$3.68	$2.08	$1.56	$1.28
Cash dividends per share	$0.060	$0.057	$0.036	$—	$—

Statement of Financial Condition Data:
Inventory	$2,196.2	$1,740.8	$1,281.2	$1,177.9	$753.9
Total assets	$2,842.2	$2,422.7	$1,920.6	$1,536.2	$1,012.6
Homebuilding notes payable and bank borrowings (4)	$1,060.7	$876.6	$811.4	$497.9	$413.1
Total borrowings (4)(5)	$1,096.1	$911.7	$860.4	$561.1	$461.4
Stockholders’ equity	$774.9	$971.3	$662.7	$537.6	$405.1

(1)	On June 25, 2002, we completed the merger with Engle Holdings Corp. As both entities were under the common control of Technical Olympic, Inc., our parent company at the time, the merger was accounted for as a reorganization of entities under common control. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” we recognized the acquired assets and liabilities of Engle Holdings Corp. at their historical carrying amounts. As both entities came under common control of Technical Olympic on November 22, 2000, our financial statements and other operating data have been restated to include the operations of Engle Holdings Corp. from November 22, 2000.

(2)	On April 15, 2002, we completed the sale of Westbrooke, formerly one of our Florida homebuilding subsidiaries. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of Westbrooke’s operations have been classified as discontinued operations.

(3)	The shares issued and outstanding, the earnings per share and the cash dividends per share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid on June 1, 2004 and a five-for-four stock split effected in the form of a 25% stock dividend paid on March 31, 2005.

(4)	Homebuilding notes payable and bank borrowings and total borrowings do not include obligations for inventory not owned of $338.5 million, $124.6 million, $136.2 million, $246.2 million, and $16.3 million as of December 31, 2006, 2005, 2004, 2003, and 2002 respectively.

(5)	Total borrowings include Homebuilding borrowings and Financial Services borrowings.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this report.
     As used in this Form 10-K, “consolidated” information refers only to information relating to our operations which are consolidated in our financial statements; “combined” information includes consolidated information and information relating to our unconsolidated joint ventures. In the following discussion, when we refer to combined results of our unconsolidated joint ventures, we have excluded the Transeastern JV due to our write off of our investment and the current expectation that the joint venture will not provide a contribution to our results. We believe that it would be misleading to include the joint venture’s deliveries, sales orders, backlog and homesites as part of our discussion.
Executive Summary
     We generate revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”), which comprise our two principal business segments. Through our Homebuilding operations we design, build and market high-quality detached single-family residences, town homes and condominiums in various metropolitan markets in ten states located in four major geographic regions which are also our reportable segments: Florida, the Mid-Atlantic, Texas and the West.

Florida	Mid-Atlantic	Texas	West
Central Florida	Delaware	Dallas/Ft. Worth	Las Vegas
Jacksonville	Baltimore/Southern Pennsylvania	Austin	Colorado
Southeast Florida	Nashville	Houston	Phoenix
Southwest Florida	Northern Virginia	San Antonio
Tampa /St. Petersburg
     We conduct our Homebuilding operations through our consolidated subsidiaries and through various unconsolidated joint ventures that additionally build and market homes. None of these joint ventures is consolidated. At December 31, 2006, our investment in and receivables due from these unconsolidated joint ventures were $129.0 million and $27.2 million, respectively.
     In addition to the use of joint ventures, we also seek to use option contracts to acquire land whenever feasible. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. At December 31, 2006, our consolidated operations controlled approximately 64,700 homesites. Of this amount, we owned approximately 22,200 homesites and had option contracts on approximately 42,500 homesites. In addition, our unconsolidated joint ventures (excluding the Transeastern JV) controlled approximately 5,000 homesites. Based on current housing market conditions and our asset management efforts, we have curtailed approving new land acquisitions in most of our markets, except Texas.
     As part of our land acquisition strategy, from time to time we use our capital to control, acquire and develop larger land parcels that could yield homesites exceeding the requirements of our homebuilding activities. These large land transactions are characterized by low costs per homesite where development will not begin for 3 to 5 years. These additional homesites are typically sold to other homebuilders. We confine these activities to selected land-constrained markets where we believe land supplies will remain constrained and opportunities for land sale profits are likely to continue for a period of time. At December 31, 2006, of the 22,200 owned homesites, 7,600 homesites are part of this strategy. Of the 42,500 homesites controlled through option contracts, 10,000 homesites are also part of this strategy. At December 31, 2006, deposits controlling the homesites under option approximated $13.4 million.
Total Controlled Homesites by our Homebuilding Operations (Excluding the Transeastern JV)
     Controlled homesites represent homesites either owned or under option by our consolidated subsidiaries or by our unconsolidated joint ventures that build and market homes. As part of our controlled homesites, we do not include homesites included in land development joint ventures for which we do not intend to build homes as these homesites are not controlled for our homebuilding operations. These joint ventures will acquire and develop land to be sold to us for use in our homebuilding operations or sold to others. As of December 31, 2006 and December 31, 2005 these joint ventures owned 3,100 and 2,800 homesites, respectively. Of these amounts, we had options to acquire 500 and 900 homesites, which are included in our consolidated homesites under option. Any profits generated from the purchase of homesites from these joint ventures are deferred until the ultimate sale to an unrelated third party. The table below summarizes our controlled homesite supply as of December 31, 2006 and December 31, 2005.

	December 31, 2006			December 31, 2005
			Total			Total
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Consolidated	22,200	42,500	64,700	22,000	46,900	68,900
Unconsolidated joint ventures	2,900	2,100	5,000	2,900	2,300	5,200

Combined total	25,100	44,600	69,700	24,900	49,200	74,100

Owned and Optioned Land Summary for our Consolidated Operations
     The following is a summary of our consolidated controlled homesites:

	December 31, 2006			December 31, 2005
			Total			Total
Region	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Florida	6,800	11,000	17,800	5,300	14,800	20,100
Mid-Atlantic	800	2,700	3,500	600	6,700	7,300
Texas	3,800	10,900	14,700	5,600	6,800	12,400
West	10,800	17,900	28,700	10,500	18,600	29,100

Total	22,200	42,500	64,700	22,000	46,900	68,900

     The following is a summary breakdown of our owned homesites:

	Residences Completed or		Homesites Finished or		Raw Land Held for
	Under Construction		Under Development		Future Development		Total
Region	12/31/06	12/31/05	12/31/06	12/31/05	12/31/06	12/31/05	12/31/06	12/31/05
Florida	1,700	2,000	3,500	3,100	1,700	200	6,900	5,300
Mid-Atlantic	300	300	500	300	—	—	800	600
Texas	1,200	1,200	1,400	2,900	1,100	1,500	3,700	5,600
West	800	900	2,200	2,100	7,800	7,500	10,800	10,500

Total	4,000	4,400	7,600	8,400	10,600	9,200	22,200	22,000

Homebuilding Operations. For the year ended December 31, 2006, total consolidated home deliveries increased 1%, consolidated revenues increased 5%, and consolidated net sales orders decreased 24% as compared to the year ended December 31, 2005. For the year ended December 31, 2006, we had a net loss of $201.2 million as compared to net income of $218.3 million for the year ended December 31, 2005. For the year ended December 31, 2006, our unconsolidated joint ventures (excluding the Transeastern JV) had a decrease in net sales orders of 59% and an increase in deliveries of 35% as compared to the year ended December 31, 2005.
     Consolidated sales value in backlog at December 31, 2006 as compared to December 31, 2005 decreased by 17% to $1.4 billion. Our joint ventures (excluding the Transeastern JV) had an additional $171.3 million in sales value in backlog at December 31, 2006. Our consolidated sales orders cancellation rate was approximately 32% for the year ended December 31, 2006 as compared to 18% for the year ended December 31, 2005. The increase in the cancellation rate is a result of the challenging housing market which we discuss in further detail below.
     We build homes for inventory (speculative homes) and on a pre-sold basis. At December 31, 2006, we had 4,000 homes completed or under construction on a consolidated basis compared to 4,400 homes at December 31, 2005. Approximately 34%

of these homes were unsold at December 31, 2006 compared to 26% at December 31, 2005. At December 31, 2006, we had 293 completed unsold homes in our inventory on a consolidated basis, up 109% from 140 homes at December 31, 2005. Approximately 34% of our completed, unsold homes at December 31, 2006 had been completed for more than 90 days. As part of our asset management strategy, we are focusing our efforts on addressing our inventory levels and timing our construction starts, together with other actions, to strengthen our balance sheet.
     Once a sales contract with a buyer has been approved, we classify the transaction as a “new sales order” and include the home in “backlog.” Such sales orders are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. At closing, title passes to the buyer and a home is considered to be “delivered” and is removed from backlog. Revenues, which are net of buyer incentives, and cost of sales are recognized upon the delivery of the home, land or homesite when title is transferred to the buyer. We estimate that the average period between the execution of a sales contract for a home and closing is approximately four months to over a year for pre-sold homes; however, this varies by market. The principal expenses of our Homebuilding operations are (i) cost of sales and (ii) selling, general and administrative (“SG&A”) expenses. Costs of home sales include land and land development costs, home construction costs, previously capitalized indirect costs, capitalized interest and estimated warranty costs. SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses, sales commission costs, and closing costs. Sales commissions are included in selling, general and administrative costs when the related revenue is recognized. As used herein, “Homebuilding” includes results of home and land sales. “Home sales” includes results related only to the sale of homes.
     Outlook. Our Homebuilding results reflect the continued deterioration of conditions in most of our markets throughout 2006 characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. Our markets continue to experience similar patterns of lower traffic, increased cancellations, higher incentives and lower margins. In addition, speculative investors are canceling existing contracts and reducing prices on homes previously purchased contributing to the oversupply of homes available for sale.
     The slowdown in the housing market has led to increased sales incentives, increased pressure on margins, higher cancellation rates, increased advertising expenditures and broker commissions, and increased inventories. We expect our gross margin on home sales to be negatively impacted due to increased sales incentives and a product mix shift to markets with historically lower margins. We are responding to these situations by analyzing each community to determine our profit and sales absorption goals as well as implementing the following asset management efforts in connection with reducing our inventory levels:
•	limiting new arrangements to acquire land;

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of homes under construction;

•	re-negotiating terms or abandoning our rights under option contracts;

•	considering other asset dispositions including the possible sale of underperforming assets, communities, divisions and joint venture interests;

•	further reducing inventory target levels; and

•	other initiatives designed to monetize our assets.
     In addition, we are working with our suppliers to reduce materials and labor costs; and actively managing our general and administrative costs to increase efficiencies, reduce costs and streamline our operations. We believe these actions will strengthen our balance sheet and improve our liquidity by generating cash flow; however, many of these actions may result in charges to earnings. We plan to set measurable goals, track these goals closely and incentivize those persons responsible for effectuating these actions.
     Financial Services Operations. To provide homebuyers with a seamless home purchasing experience, we have a complementary financial services business which provides mortgage financing and settlement services and offers title, homeowners’ and other insurance products to our homebuyers and others. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. Our title and settlement services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income, and the gain on the sale of the mortgages. Our title operations’ revenues consist primarily of fees and premiums from title insurance and settlement services. The principle expenses of our Financial Services operations are SG&A expenses, which consist primarily of compensation and interest expense on our warehouse lines of credit.

          In 2006, approximately 3-5% of the homebuyers that utilized our mortgage subsidiary obtained sub-prime loans. We define a sub-prime loan as one where the buyer’s FICO score is below 620 and is not an FHA or VA loan. As of December 31, 2006, approximately 5-7% of our backlog that utilized our mortgage subsidiary included homebuyers seeking sub-prime financing. Recent initiatives to tighten the underwriting standards of the sub-prime market could make mortgage funds less available to these customers in our backlog, as well as decrease future demand from these buyers. Additionally, we do not know the impact that the tightening of credit standards in the sub-prime market will have on the Alt-A and prime loans. To the extent that underwriting standards tighten up for this portion of our customer base and limit the availability of this type of mortgage financing, demand from this customer base could be reduced which would adversely impact our revenues.
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
Financial Services Revenues and Expenses
          Our Financial Services operations generate revenues from mortgage financing, title insurance and settlement services, and property and casualty insurance agency operations. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income and the gain on the sale of the mortgages. Revenue from our mortgage financing operations is recognized when the mortgage loans and related servicing rights are sold to third-party investors. Substantially all of our mortgages are sold to private investors within 30 days of closing. Title operations revenues consist primarily of title insurance policy commissions and settlement services fees, which are recognized at the time of settlement. Our property and casualty insurance revenues are recognized when commissions are received from third-party insurers. As a result, our revenue recognition process does not involve significant judgments or estimates.
Impairment of Long-Lived Assets
          Housing communities and land/homesites under development are stated at the lower of cost or net realizable value. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors involving some amount of uncertainty. If an asset is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Goodwill
          Goodwill is accounted for in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill is not subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. For purposes of the impairment test, we consider each division a reporting unit. Our impairment test is based on discounted cash flows derived from internal projections. This process requires us to make assumptions on future revenues, costs, and timing of expected cash flows. Due to the degree of judgment required and uncertainties surrounding such estimates, actual results could differ from such estimates. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For these reasons, we consider the accounting estimate related to goodwill impairment to be a critical accounting estimate. We performed our annual impairment test as of December 31, 2006 and determined that the goodwill recorded in our Colorado division was impaired; accordingly, we wrote off $5.7 million of goodwill.
Homesite Option Contracts and Consolidation of Variable Interest Entities
          We enter into option contracts to purchase homesites and land held for development in the ordinary course of business. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits. However, in some cases we are obligated to complete construction of certain improvements notwithstanding the cancellation of the option. Although we are typically compensated for this work, in certain cases we are responsible for any cost overruns. At December 31, 2006, we had option contracts on 44,600 homesites.. At December 31, 2006 and December 31, 2005, we had refundable and nonrefundable deposits aggregating $229.6 million and $218.5 million, respectively, included in inventory. In addition, at December 31, 2006 and December 31, 2005, we had issued $257.8 million and $186.9 million, respectively, in letters of credit under option contracts.
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
          Homebuilders may enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which qualify as Variable Interest Entities (“VIEs”) under Financial Accounting Standards Board (“FASB’’) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46(R)” ). FIN 46(R) addresses consolidation by business enterprises of VIEs in which an entity absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.
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
Stock-Based Compensation

          Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”). Share-based employee compensation expense was not recognized in our consolidated statement of operations prior to January 1, 2006, except for certain options with performance-based accelerated vesting criteria and certain outstanding common stock purchase rights, as all other stock option awards granted under the plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.
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
Insurance and Litigation Reserves
          Insurance and litigation reserves have been established for estimated amounts based on an analysis of historical claims. We have, and require the majority of our subcontractors to have, general liability insurance that protects us against a portion of our risk of loss from construction-related claims. We reserve for costs to cover our self-insured retentions and deductible amounts under these policies and for any costs in excess of our coverage limits. Because of the high degree of judgment required in determining these estimated reserve amounts, actual future claim costs could differ from our currently estimated amounts.
Income Taxes
          We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.
Recent Developments
          On March 13, 2007, we amended the Amended and Restated $800.0 million revolving credit facility, among the lenders, Citicorp North America, Inc. as the Administrative Agent and us, dated as of January 30, 2007 (the “Amended and Restated Credit Agreement”). The amendment to the Amended and Restated Credit Agreement reduced the interest coverage ratio for the third and fourth quarters of 2007 from 2.00 to 1 to a new ratio of 1.35 to 1. We did not believe we would be in compliance with the interest coverage covenant in the Amended and Restated Credit Agreement during the second half of 2007 unless this coverage ratio was reduced. In addition, we agreed to increase the applicable margin on Eurodollar rate loans and base rate loans to us by .25%. In connection with this amendment, we are required to pay a fee of up to $2.0 million plus expenses.

Results of Operations — Consolidated
Fiscal Year 2006 compared to Fiscal Year 2005
     Total revenues increased 5% to $2.6 billion for the year ended December 31, 2006, from $2.5 billion for the year ended December 31, 2005. This increase is attributable to an increase in Homebuilding revenues of 5%, and an increase in Financial Services revenues of 33%.
     For the year ended December 31, 2006, we had a loss before benefit for income taxes of $244.2 million as compared to income before provision for income taxes of $344.9 million for the year ended December 31, 2005. This decrease is due to primarily to the $145.1 million impairment recognized on our investment in the Transeastern JV, a $275.0 million accrual for an estimated loss contingency related to the potential settlement of a dispute in connection with the restructuring of the Transeastern JV and the allegation of the lenders to the joint venture relating to certain guarantees issued by us in connection with the joint venture, and $155.5 million in inventory impairments and write-off of land deposits and abandonment costs.
     Our effective tax rate was 17.6% and 36.7% for the years ended December 31, 2006 and 2005, respectively. The 2006 effective rate is impacted primarily due to the recording of a valuation allowance on certain deferred tax assets and the non-deductible state portion of the impairment of our investment in unconsolidated joint ventures and the provision for the settlement of a loss contingency in connection with the Transeastern JV recognized during the year ended December 31, 2006.
     For the year ended December 31, 2006, we had a net loss of $201.2 million (or a loss of $3.38 per diluted share) as compared to net income of $218.3 million (or $3.68 per diluted share) for the year ended December 31, 2005.
Results of Operations – Consolidated
          Homebuilding
     Homebuilding revenues increased 5% to $2.6 billion for the year ended December 31, 2006, from $2.5 billion for the year ended December 31, 2005. This increase is due to an increase in revenues from home sales to $2.4 billion for the year ended December 31, 2006, from $2.3 billion for the comparable period in 2005, offset by a decrease in revenues from land sales to $134.9 million for the year ended December 31, 2006, as compared to $194.9 million for the year ended December 31, 2005. The 8% increase in revenue from home sales, which is net of buyer incentives, was due to a 7% increase in the average price of homes delivered to $312,000 from $292,000 for the year ended December 31, 2005. The increase in the average price of homes delivered is due to increased demand in many of our markets during 2005 which allowed us to increase prices and to a lesser degree to changes in product mix. We expect our home sales revenues to decrease in 2007 as the number of home deliveries declines and the average price of homes delivered decreases due to increased incentives and decreased demand. The 31% decrease in revenue from land sales was due to the sale of various large tracts of land, particularly in the Phoenix market, during the year ended December 31, 2005.
     Our homebuilding gross profit decreased 28% to $435.2 million for the year ended December 31, 2006, from $604.9 million for the year ended December 31, 2005. This decrease is primarily due to an increase in inventory impairments and abandonment costs of $148.4 million to $155.5 million for the year ended December 31, 2006. Excluding impairment charges, our gross profit margin on homes sales decreased to 24.0% from 25.0% for the year ended December 31, 2005. The decrease was primarily due to higher incentives on homes delivered resulting from softening demand. For the year ended December 31, 2006, our incentives on a per delivery basis increased 136% to $20,200 per home delivered as compared to $8,600 per home delivered for the year ended December 31, 2005. We expect gross margins, excluding impairment charges, to continue to decline in 2007 due to higher incentives being offered to improve velocity. Excluding impairment charges, gross profit on land sales declined $39.3 million to $6.3 million for the year ended December 31, 2006. This decrease is due primarily to the softening housing market causing less competitive pricing for land.
     SG&A expenses increased to $376.2 million for the year ended December 31, 2006, from $322.9 million for the year ended December 31, 2005. The increase in SG&A expenses is due primarily to: (1) an increase of $40.7 million in direct selling and advertising expenses, which include commissions, closing costs, advertising and sales associates compensation, as a result of the more challenging housing market; (2) an increase of $10.1 million in severance expenses resulting from employee termination benefits and contract termination costs relating to certain consulting contracts for which we do not expect to receive economic benefit during the remaining terms; (3) an increase of $5.0 in stock-based compensation expense; (4) $3.5 million in professional fees related to the Transeastern JV. We expect the professional fees relating to Transeastern JV will increase in 2007.
     SG&A expenses as a percentage of revenues from home sales for the year ended December 31, 2006 increased to 15.4%, as compared to 14.2% for the year ended December 31, 2005. The 160 basis point increase in SG&A expenses as a percentage of home sales revenues is due to the factors discussed above. We expect our selling expenses as a percentage of our revenue from home sales to continue to increase in 2007 due to the competition for homebuyers. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses incurred by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses.
     For the year ended December 31, 2006, we had a loss from joint ventures of $48.1 million compared to income from joint ventures of $45.7 million for the year ended December 31, 2005. The decrease in joint venture earnings is primarily due to an impairment loss of $145.1 million for the year ended December 31, 2006 related to our investment in the Transeastern JV and an impairment charge of $7.7 million in a joint venture in Southwest Florida. Excluding the impairment losses, our earnings from joint ventures increased to $104.7 million for the year ended December 31, 2006 from $45.7 million for the year ended December 31, 2005. This increase is a result of a 35% increase in the number of joint venture deliveries (excluding the Transeastern JV) to 1,778 deliveries for the year ended December 31, 2006 from 1,319 deliveries for the year ended December 31, 2005.
          In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”) and other authoritative guidance, we have evaluated whether any amount should be accrued in connection with a proposed settlement in connection with a potential restructuring of the Transeastern JV. In performing our evaluation, management determined that a range of loss could be estimated under the assumption that a settlement could be reached. As we determined that no one amount in that range is more likely than any other, the lower end of the range has been accrued. Accordingly, we have accrued $275.0 million (reflecting our estimate of the low end of the range of a potential loss as determined by taking the difference between the estimated fair market value of the consideration we expect to pay in connection with the global settlement less the estimated fair market value of the business we would acquire pursuant to our proposal) which is presented as a separate line item in our consolidated statement of operations for the year ended December 31, 2006 and is included in accounts payable and other liabilities in our consolidated statement of financial condition as of December 31, 2006. Our estimate of the high end of the range is $388.0 million, assuming full repayment of the outstanding indebtedness. Our estimated loss could change as a result of changes in settlement offers and a change in the estimated fair value of the business to be acquired. We will continue to evaluate the adequacy of this loss contingency on an ongoing basis. No assurance can be given as to what amounts would have to be ultimately paid in any settlement if one can be reached at all. For further discussions, see Transeastern JV Update in Financial Condition, Liquidity and Captial Resources.
     During the year ended December 31, 2006, we recorded a $5.7 million goodwill impairment charge to write-off all the goodwill recorded in our Colorado division.
          Net Sales Orders and Homes in Backlog (consolidated)
     For the year ended December 31, 2006, net sales orders decreased by 24% as compared the year ended December 31, 2005. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates, especially during the second half of 2006. We expect these factors to continue to negatively impact our combined net sales orders until the markets normalize.
     Our cancellation rate increased to 32% for the year ended December 31, 2006 from 18% for the year ended December 31, 2005. All of our regions have experienced an increase in cancellation rates for the year as compared to the same period in 2005. Our West region had the largest increase in cancellation rate to 44% for the year ended December 31, 2006 from 18% for the year ended December 31, 2005. Our Florida region also experienced a large increase in cancellation rates to 33% for the year ended December 31, 2006 from 11% for the year ended December 31, 2005. The cancellation rates for our Mid-Atlantic and Texas regions were 25% and 28%, respectively, for the year ended December 31, 2006 which represent a 6% and 5% increase, respectively, over the prior year.
     We had 4,091 homes in backlog as of December 31, 2006, as compared to 5,272 homes in backlog as of December 31, 2005. The 22% decrease in backlog is primarily due to a decline in net sales orders as compared to the increase in deliveries resulting from increased cancellation rates and decreased demand. The sales value of backlog decreased 17% to $1.4 billion at December 31, 2006, from $1.8 billion at December 31, 2005, due to the decrease in the number of homes in backlog which was offset by an increase in the average selling price of homes in backlog to $355,000 from $333,000 from period to period. The increase in the average selling price of homes in backlog was primarily due to a change in product mix. We expect the average selling price of homes in backlog to decrease in the future as cancellations continue to increase and higher incentives are offered to move home inventory.
     Net Sales Orders and Homes in Backlog (unconsolidated joint ventures excluding the Transeastern JV)
     For the year ended December 31, 2006, net sales orders decreased by 59% as compared to the year ended December 31, 2005. The decrease in net sales orders is due to challenging market conditions, decreased demand and higher cancellation rates. We expect these factors to continue to negatively impact our combined net sales orders until the markets strengthen. The decrease in net sales orders is also due to a decline in the number of active communities in our joint ventures. We intend to limit the use of joint ventures that build and sell homes.

     We had 502 homes in backlog as of December 31, 2006, as compared to 1,671 homes in backlog as of December 31, 2005. The 70% decrease in backlog primarily is due to a decline in net sales orders as compared to the increase in deliveries. The decline in net sales order is due to the factors described above.
     Joint venture revenues are not included in our consolidated financial statements. At December 31, 2006, the sales value of our joint ventures’ homes in backlog (excluding the Transeastern JV) was $171.3 million compared to $626.2 million at December 31, 2005. This decrease is due primarily to the decrease in homes in backlog. In addition, the average selling price of homes in backlog (excluding the Transeastern JV) decreased to $341,000 from $375,000 from period to period.
          Financial Services
     Financial Services revenues increased to $63.3 million for the year ended December 31, 2006, from $47.5 million for the year ended December 31, 2005. This 33% increase is due primarily to an increase in the number of closings at our mortgage and title operations and increased revenue per loan at our mortgage operations due to a shift toward more fixed rate mortgages. For the year ended December 31, 2006, our mix of mortgage originations was 19% adjustable rate mortgages (of which approximately 89% were interest only) and 81% fixed rate mortgages, which is a shift from 34% adjustable rate mortgages and 66% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the year ended December 31, 2006 was 728, and the average loan to value ratio on first mortgages was 77%. For the year ended December 31, 2006, approximately 10% of our homebuyers paid in cash as compared to 11% during the year ended December 31, 2005. Our combined mortgage operations capture ratio for non-cash homebuyers (excluding the Transeastern JV) increased to 69% for the year ended December 31, 2006 from 65% for the year ended December 31, 2005. The number of closings at our mortgage operations increased to 6,276 for the year ended December 31, 2006, from 5,455 for the year ended December 31, 2005. Our combined title operations capture ratio (excluding the Transeastern JV) increased to 98% of our homebuyers for the year ended December 31, 2006, from 91% for the comparable period in 2005. The capture ratio for the year ended December 31, 2005 was affected by an organizational change in our Phoenix operations causing a loss of closings during the period. The number of closings at our title operations decreased slightly to 23,248 for the year ended December 31, 2006, from 23,530 for the same period in 2005. Non-affiliated customers accounted for approximately 66% of our title company revenues for the year ended December 31, 2006.
     Financial Services expenses increased to $41.8 million for the year ended December 31, 2006, from $39.0 million for the year ended December 31, 2005. This 7% increase is a result of increased compensation and slightly higher staff levels.
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

Results of Operations — Consolidated
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
     Our homebuilding gross profit increased 41% to $604.9 million for the year ended December 31, 2005, from $428.4 million for the year ended December 31, 2004. This increase is primarily due to improved gross profit on home sales and an increase in revenue from home sales as well as an increase in gross profit from land sales. Our gross profit on home sales increased to 24.7% for the year ended December 31, 2005, from 19.8% for the year ended December 31, 2004. This increase from period to period is primarily due to: (1) reducing the time period from signing a contract to closing; (2) the phasing of sales to maximize revenues and improve margins; (3) our ability to increase prices in markets with strong housing demand; (4) improved control over costs, such as the re-engineering of existing products to reduce costs of construction and achieve cost synergies from our vendor relationships; and (5) the reduction of carrying costs on inventory through improved control over the number of unsold homes completed or under construction, particularly in our Texas and West regions. For the year ended December 31, 2005, we generated gross profit from land sales of $45.0 million, as compared to $35.4 million for the comparable period in 2004.
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
          Net Sales Orders and Homes in Backlog (consolidated)
     For the year ended December 31, 2005, net sales orders decreased by 10% as compared to the same period in 2004. Our net sales orders in Florida for 2005 were negatively impacted by the adverse weather conditions and preparation and recovery efforts related to the 2005 hurricane season. On a broader basis, land development and permitting issues prevented us from opening certain communities within previously anticipated time frames. We expect these factors to continue to negatively impact our combined net sales orders in the near term.
     We had 5,272 homes in backlog as of December 31, 2005, as compared to 5,094 homes in backlog as of December 31, 2004. During 2005, we transferred 699 homes in backlog and 642 homes under construction, from our consolidated operations in the West Region to an unconsolidated joint venture.
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
          Net Sales Orders and Homes in Backlog (unconsolidated joint ventures excluding the Transeastern JV)
     For the year ended December 31, 2005, net sales orders increased by 316% as compared to the same period in 2004. This increase was due to increased sales in our joint ventures in the West Region due to the transfer of 642 homes under construction from our consolidated operations in the West Region to an unconsolidated joint venture.
     We had 1,671 homes in backlog as of December 31, 2005, as compared to 669 homes in backlog as of December 31, 2004. The increase in backlog primarily is due to the transfer of 699 homes in backlog from our consolidated operations in the West Region to an unconsolidated joint venture.
     Joint venture revenues are not included in our consolidated financial statements. At December 31, 2005, the sales value of our joint ventures’ homes in backlog was $626.2 million compared to $210.4 million at December 31, 2004. while the average selling price of homes in backlog increased to $375,000 from $314,000 from period to period. The increase in the average selling price of homes in backlog was primarily due to our ability to increase prices in markets with strong housing demand as well as our continued efforts to phase sales to maximize gross margins.
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
Homebuilding Operations
          We have historically aggregated our Homebuilding operations into a single reportable segment, but we have restated our segment disclosures to present four homebuilding reportable segments for the years ended December 31, 2006, 2005 and 2004, respectively, as follows:
          Florida: Jacksonville, Central Florida, Southeast Florida, Southwest Florida, Tampa / St. Petersburg
          Mid-Atlantic: Baltimore / Southern Pennsylvania, Delaware, Nashville, Northern Virginia
          Texas: Austin, Dallas / Ft. Worth, Houston, San Antonio
          West: Colorado, Las Vegas, Phoenix
Selected Homebuilding Operations and Financial Data
     The following tables set forth selected operational and financial data for our Homebuilding operations for the periods indicated (dollars in millions, except average price in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues:
Homebuilding Florida:
Sales of homes	$999.2	$829.4	$632.8
Sales of land	18.8	29.8	63.2

Total Homebuilding Florida	$1,018.0	$859.2	$696.0
Homebuilding Mid-Atlantic:
Sales of homes	$258.8	$290.3	$235.3
Sales of land	47.2	0.6	7.3

Total Homebuilding Mid-Atlantic	$306.0	$290.9	$242.6
Homebuilding Texas:
Sales of homes	$721.7	$500.6	$459.9
Sales of land	13.3	15.8	12.3

Total Homebuilding Texas	$735.0	$516.4	$472.2
Homebuilding West:
Sales of homes	$459.4	$646.3	$657.0
Sales of land	55.6	148.7	33.0

Total Homebuilding West	$515.0	$795.0	$690.0

Total Homebuilding Revenues	$2,574.0	$2,461.5	$2,100.8

	Year Ended December 31,
	2006	2005	2004
Results of Operations:
Homebuilding:
Florida (1)	$11.8	$138.1	$109.0
Mid-Atlantic	(20.9)	38.1	36.5
Texas	58.8	33.9	18.9
West (2)	26.4	186.4	60.6
Financial Services	21.5	8.5	8.3
Corporate and unallocated	(341.8)	(60.1)	(43.3)

Income (loss) before provision (benefit) for income taxes	$(244.2)	$344.9	$190.0

(1)	Includes impairment on Transeastern joint venture of $145.1 million for the year ended December 31, 2006 and an impairment charge of $7.7 million related to our investment in joint ventures in Southwest Florida.

(2)	Includes in the year ended December 31, 2006, a charge of $5.7 million related to the impairment of goodwill at our Colorado division.

	Year Ended December 31,
	2006	2005	2004
Impairment charges on active communities:
Homebuilding:
Florida	$13.2	$1.8	$—
Mid-Atlantic	26.2	0.8	—
Texas	0.7	—	—
West	41.9	3.9	0.3

Total impairment charges on active communities	$82.0	$6.5	$0.3

	Year Ended December 31,
	2006	2005	2004
Write-offs of deposits and abandonment costs:
Homebuilding:
Florida	$8.3	$—	$0.1
Mid-Atlantic	11.8	—	0.1
Texas	2.4	0.6	2.0
West	51.0	—	2.3

Total write-offs of deposits and abandonment costs:	$73.5	$0.6	$4.5

	Year Ended December 31,
	2006		2005		2004
	Homes	$	Homes	$	Homes	$
Deliveries:
Consolidated:
Florida	2,742	$999.2	2,785	$829.4	2,361	$632.8
Mid-Atlantic	683	258.8	697	290.3	562	235.3
Texas	2,946	721.7	2,059	500.6	1,827	459.9
West	1,453	459.4	2,228	646.3	2,471	657.0

Consolidated total	7,824	2,439.1	7,769	2,266.6	7,221	1,985.0
Unconsolidated joint ventures:
Florida*	—	—	—	—	—	—
Mid-Atlantic	108	31.2	185	55.5	61	16.0
West	1,670	590.7	1,134	382.0	55	18.7

Total unconsolidated joint ventures	1,778	621.9	1,319	437.5	116	34.7

Combined total	9,602	$3,061.0	9,088	$2,704.1	7,337	$2,019.7

*	Excludes Transeastern JV deliveries of 2,173 and 347, including revenues of $659.3 million and $106.6 million for our years ended December 31, 2006 and 2005, respectively.

	Year Ended December 31,
	2006		2005		2004
	Homes	$	Homes	$	Homes	$
Net Sales Orders (1) :
Consolidated:
Florida	2,028	$809.2	2,794	$959.2	3,711	$1,107.8
Mid-Atlantic	588	227.8	597	243.1	682	289.0
Texas	2,904	731.1	2,754	682.6	1,876	473.9
West	1,063	345.6	2,469	817.6	3,274	942.0

Consolidated total	6,583	2,113.7	8,614	2,702.5	9,543	2,812.7
Unconsolidated joint ventures:
Florida*	10	4.7	4	1.7	32	7.8
Mid-Atlantic	74	18.0	141	47.3	160	44.8
West	580	161.0	1,477	548.0	198	65.0

Total unconsolidated joint ventures	664	183.7	1,622	597.0	390	117.6

Combined total	7,247	$2,297.4	10,236	$3,299.5	9,933	$2,930.3

(1)	Net of cancellations

*	Excludes Transeastern JV net sales orders of (208) and 387 with a sales value of ($46.3) million and $118.4 million, respectively, including cancellations of 1,049 and 108 for our years ended December 31, 2006 and 2005, respectively.

	Year Ended December 31,
	2006			2005			2004
			Avg			Avg			Avg
	Homes	$	Price	Homes	$	Price	Homes	$	Price
Sales Backlog:
Consolidated:
Florida	2,228	$851.9	$382	2,937	$1,036.7	$353	2,896	$898.9	$310
Mid-Atlantic	206	80.5	$391	246	94.7	$385	346	141.9	$410
Texas	1,196	328.7	$275	1,238	319.3	$258	543	137.3	$253
West	461	189.9	$412	851	303.8	$357	1,309	388.9	$297

Consolidated total (1)	4,091	1,451.0	$355	5,272	1,754.5	$333	5,094	1,567.0	$308
Unconsolidated joint ventures:
Florida*	46	14.2	$308	36	9.5	$261	32	7.8	$242
Mid-Atlantic	3	1.3	$434	92	31.3	$341	136	39.5	$291
West	453	155.8	$344	1,543	585.5	$379	501	163.1	$326

Total unconsolidated joint ventures(1)	502	171.3	$341	1,671	626.3	$375	669	210.4	$314

Combined total (1)	4,593	$1,622.3	$353	6,943	$2,380.8	$343	5,763	$1,777.4	$308

(1)	Includes acquired backlog.

*	Excludes for our years ended December 31, 2006 and 2005, homes in backlog of 697 and 3,078 with a sales value of $194.3 million and $886.2 million, respectively for the Transeastern JV.

	Year Ended December 31,
	2006		2005		2004
		Sales		Sales		Sales
	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders
Average Price:
Consolidated:
Florida	$364	$399	$298	$343	$268	$299
Mid-Atlantic	$379	$387	$417	$407	$419	$424
Texas	$245	$252	$243	$248	$252	$253
West	$316	$325	$290	$331	$266	$288
Consolidated total	$312	$321	$292	$314	$275	$295
Unconsolidated joint ventures:
Florida	$—	$476	$—	$410	$—	$242
Mid-Atlantic	$289	$243	$300	$336	$263	$280
West	$354	$278	$337	$371	$339	$329
Total unconsolidated joint ventures	$350	$277	$332	$368	$299	$301
Combined total	$319	$317	$298	$322	$275	$295
          Fiscal Year 2006 Compared to Fiscal Year 2005
     Florida: Homebuilding revenues increased 18% for the year ended December 31, 2006 to $1.0 billion from $859.2 million for the year ended December 31, 2005. The increase in revenues was primarily due to a 22% increase in the average selling price of homes delivered partially offset by a 2% decrease in the number of homes delivered. Gross margins on home sales were 25.7% for the year ended December 31, 2006, compared to 24.7% for the year ended December 31, 2005. The increase in gross margin on home sales was partially offset by $13.2 million of inventory impairment charges in 2006 compared to $1.8 million for the year ended December 31, 2005.
     The Florida Region had a loss on land sales of $1.6 million for the year ended December 31, 2006 (net of $8.3 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase), compared to a profit of $15.4 million for the year ended December 31, 2005.
     Earnings from unconsolidated joint ventures for the year ended December 31, 2006 included charges of $152.8 million of impairments recognized on our investments in, and related receivables from, unconsolidated joint ventures.

     Mid-Atlantic: Homebuilding revenues increased 5% for the year ended December 31, 2006 to $306.0 million from $290.9 million for the year ended December 31, 2005. The increase in revenues was primarily due to an increase in land sales offset by a decrease of 2.0% in the number of homes delivered and a decrease in the average selling price of homes delivered to $379,000 for the year ended December 31, 2006 compared to $417,000 for the year ended December 31, 2005. Gross margins on home sales were 10.7% for the year ended December 31, 2006, compared to 23.8% for the year ended December 31, 2005. Gross margins on home sales decreased for the year ended December 31, 2006 primarily due to $26.2 million of inventory impairments in 2006 compared to $0.8 million for the year ended December 31, 2005. Excluding these impairment charges, the gross margin on home sales decreased by 3.3% during the year ended December 31, 2006 due to higher sales incentives offered to homebuyers ($24,800 per home delivered during the year ended December 31, 2006, compared to $7,100 per home delivered during the year ended December 31, 2005).
     The Mid-Atlantic Region had a loss on land sales of $19.2 million for the year ended December 31, 2006 (net of $11.8 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase or build on), compared to a loss of $4.6 million for the year ended December 31, 2005.
     Texas: Homebuilding revenues increased 42% for the year ended December 31, 2006 to $735.0 million from $516.4 million for the year ended December 31, 2005. The increase in revenues was primarily due to a 43% increase in the number of homes delivered and a 1.0% increase in the average selling price of homes delivered. Gross margins on home sales slightly decreased to 20.8% for the year ended December 31, 2006, compared to 21.2% for the year ended December 31, 2005.
     The Texas Region had a loss on land sales of $1.0 million for the year ended December 31, 2006 compared to a $2.1 million loss during the year ended December 31, 2005. For the year ended December 31, 2006 and 2005, gross profit on land sales were net of $2.4 million, and $0.6 million, respectively, of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase or build on.
     West: Homebuilding revenues decreased 35% for the year ended December 31, 2006 to $515.0 million from $795.0 million for the year ended December 31, 2005. The decrease in revenues was primarily due to a 35% decrease in the number of homes delivered, partially offset by a 9.0% increase in the average selling price of homes delivered. Gross margins on home sales were 15% for the year ended December 31, 2006, compared to 27.6% for the year ended December 31, 2005. Gross margins on home sales decreased for the year ended December 31, 2006 primarily due to $41.9 million of inventory impairment charges in 2006, compared to $3.9 million for the year ended December 31, 2005. Excluding these impairment charges, the gross margin on home sales decreased by 4.1% during the year ended December 31, 2006 due to higher sales incentives offered to homebuyers ($30,200 per home delivered in 2006, compared to $9,400 per home delivered during the year ended December 31, 2005).
     The West Region had a loss on land sales of $44.3 million for the year ended December 31, 2006 (net of $51.0 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase or build on), compared to a profit of $36.3 million during the year ended December 31, 2005.
     Operating income for the year ended December 31, 2006 included a $5.7 million charge for the impairment of goodwill at our Colorado division.
          Fiscal Year 2005 Compared to Fiscal Year 2004
     Florida: Homebuilding revenues increased 23% for the year ended December 31, 2005 to $859.2 million from $696.0 million in 2004. The increase in revenues was due to an 18% increase in the number of home deliveries to 2,785 in 2005 from 2,361 in 2004, and an 11% increase in the average sales price of homes delivered to $298,000 from $268,000. Gross margins on home sales were 24.7% for the year ended December 31, 2005, compared to 22.7% for the year ended December 31, 2004. Included in gross margins on home sales for 2005 were inventory impairment charges of $1.8 million.
     Gross profit on land sales was $15.4 million for the year ended December 31, 2005 compared to $25.8 million for the year ended December 31, 2004.
     Mid-Atlantic: Homebuilding revenues increased 20% to $290.9 million for the year ended December 31, 2005 from $242.6 million for 2004. The increase in revenues was primarily due to a 24% increase in the number of homes delivered to 697 in 2005 from 562 in 2004. Gross margins on home sales were 23.8% for the year ended December 31, 2005, compared to

24.2% for 2004. Gross margins on home sales decreased for the year ended December 31, 2005 primarily due to $0.8 million of inventory impairment charges.
     For the year ended December 31, 2005, the Mid-Atlantic region had a loss on land sales of $4.6 million, compared to a gross profit on land sales of $0.6 million in 2004.
     Texas: Homebuilding revenues increased 9% for the year ended December 31, 2005 to $516.4 million from $472.2 million in 2004. The increase in revenues was primarily due to a 13% increase in the number of home deliveries to 2,059 in 2005 from 1,827 in 2004. Gross margins on home sales increased to 21.2% for the year ended December 31, 2005 from 17.1% in 2004. Contributing to this increase in gross margins on home sales was a reduction of carrying costs on inventory through improved control over the number of unsold homes completed or under construction.
     Loss on land sales was $2.1 million for the year ended December 31, 2005 compared to gross profit on land sales of $1.8 million in 2004.
     West: Homebuilding revenues increased 15% for the year ended December 31, 2005 to $795.0 million from $690.0 million in 2004. The increase in revenues was due to the sale of significant large tracts of land in 2005 in order to diversify our risk and recognize embedded profits. Gross margins on home sales were 27.6% for the year ended December 31, 2005, compared to 17.2% for 2004. Included in gross margins on home sales for 2005 and 2004 were $3.9 million and $0.3 million, respectively, of inventory impairment charges. Gross margins on home sales increased for the year ended December 31, 2005 primarily due to increased housing demand which has given us the ability to increase prices and improve control over the number of unsold homes completed or under construction.
     For the year ended December 31, 2005, the West Region had $36.3 million gross profit on land sales, compared to $7.2 million in 2004. Included in gross profit on land sales for the year ended December 31, 2004 is $2.3 million of write-offs of deposits and abandonment costs related to land under option that we do not intend to purchase and inventory impairment charges.
     Financial Services Operations
     The following table presents selected financial data related to our Financial Services reportable segment for the periods indicated (in millions):

	Year Ended December 31,
	2006	2005	2004
Revenues	63.3	47.5	34.5
Expenses	41.8	39.0	26.2

Financial Services pretax income	21.5	8.5	8.3

Financial Condition, Liquidity and Capital Resources
     Sources and Uses of Cash
     Our Homebuilding operations’ primary uses of cash have been for land acquisitions, construction and development expenditures, joint venture investments, and SG&A expenditures. Our sources of cash to finance these uses have been primarily cash generated from operations and cash from our financing activities.
     Our Financial Services operations primarily use cash to fund mortgages, prior to their sale, and SG&A expenditures. We rely primarily on internally generated funds, which include the proceeds generated from the sale of mortgages, and the mortgage operations’ warehouse lines of credit to fund these operations.
     At December 31, 2006, we had unrestricted cash and cash equivalents of $56.2 million as compared to $34.9 million at December 31, 2005.

     Our income before non-cash charges generally is our most significant source of operating cash flow. However, because of our rapid growth in recent periods, our operations have generally used more cash than they have generated. As a result, cash used in operating activities was $145.5 million during the year ended December 31, 2006, as compared to $171.9 million during the year ended December 31, 2005. The use of cash in operating activities primarily is due to $390.2 million in additional inventory to support our growth. These expenditures have been financed by retaining earnings, borrowings under our revolving credit facility and the issuance of senior notes.
     In response to a more challenging housing market, during the third quarter of 2006, we began to take action to improve our balance sheet and liquidity. During the last six months of 2006, we sold land and abandoned our rights under option contracts which resulted in a 4,200 unit decline in our controlled homesites. We are managing our assets to strengthen our balance sheet, and in doing so, management has established inventory targets based on current market conditions, existing inventory levels and our historical and projected results. If our inventory exceeds these targeted levels, which is currently the case, we are and will continue to take necessary actions to bring inventory within these targeted levels at each of our divisions. These actions include, to the extent possible: limiting new arrangements to acquire land; engaging in bulk sales of land and unsold homes; reducing the number of homes under construction; re-negotiating terms or abandoning our rights under option contracts; considering other asset dispositions including the possible sale of underperforming assets, communities, divisions, and joint venture interests; further reducing inventory target levels; and other initiatives designed to monetize our assets. As challenging market conditions continue, we expect to see a decline in inventory as we attempt to align our inventory levels to housing demand. We believe these actions will strengthen our balance sheet and improve our liquidity by generating cash flow; however, many of these actions may result in charges to earnings.
     Cash used in investing activities was $8.5 million during the year ended December 31, 2006, as compared to $200.3 million during the year ended December 31, 2005. The decrease in cash used in investing activities is primarily due to an increase of $43.0 million in capital distributions received from our unconsolidated joint ventures, a decrease of $144.0 million for investments in unconsolidated joint ventures, and a decrease in loans to unconsolidated joint ventures of $8.7 million. This decrease was partially offset by an increase in net additions to property and equipment of $3.0 million during the year ended December 31, 2006.
     Financing Activities
     Our consolidated borrowings at December 31, 2006 were $1.1 billion, up from $911.7 million at December 31, 2005. At December 31, 2006, our Homebuilding borrowings of $1.1 billion included $300.0 million of 9% senior notes due 2010, $250.0 million of 8 1/4% senior notes due 2011, $185.0 million of 10 3/8 % senior subordinated notes due 2012, $125.0 million of 7 1/2% senior subordinated notes due 2011, and $200.0 million of 7 1/2% senior subordinated notes due 2015. As noted above, we had no borrowings under our revolving credit facility. Our weighted average debt to maturity is 5.0 years, while our average inventory turnover is 1.1 times per year.
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
     On October 23, 2006, we amended our $800.0 million revolving credit facility as a result of a material adverse change that occurred with respect to one of our wholly-owned subsidiaries that held the investment in the Transeastern JV (see discussion below). This material adverse change was a direct result of the $143.6 million write-off of our investment in the Transeastern JV. This amendment changes our existing $800.0 million unsecured revolving credit facility to a secured revolving credit facility, which permits us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base in accordance with the amendment. The amendment changes certain definitions in the credit facility, provides for mortgage requirements on the borrowing base assets, provides interim borrowing limits until the borrowing base assets have been securitized and provides limitations on future investments in or advances to the Transeastern JV.
     On December 20, 2006, we amended our $800.0 million revolving credit facility to extend the timing of delivery relative to mortgage requirements on borrowing base assets and our financial projections.
     On January 30, 2007, we amended and restated in its entirety the $800.0 million revolving credit facility, (the “Amended and Restated Credit Agreement”). Among other things, the Amended and Restated Credit Agreement extended the dates by which the Company and its Subsidiaries are to deliver mortgages on certain assets of the Company and such assets are included in the Borrowing Base, as such term is defined in the Amended Credit Agreement. In addition, certain subsidiaries of the Company which had previously been guarantors of the Company’s obligations under the previous credit agreement are now co-borrowers under the Amended and Restated Credit Agreement with the Company (and continue to guarantee the obligations of the Company). The Amended and Restated Credit Agreement is otherwise substantially similar to the previous credit agreement in that it continues to permit us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement). The Amended and Restated Credit Agreement has a letter of credit subfacility of $400.0 million. In addition, we continue to have the right to increase the size of the Amended and Restated Credit Agreement to provide up to an additional $150.0 million of revolving loans, provided we give 10 business days’ notice of our intention to increase the size of the facility, there are lenders (existing or new) who are willing to commit to such an increase and we meet the following conditions: (i) at the time of and after giving effect to the increase, we are in pro forma compliance with our financial covenants; (ii) no default or event of default has occurred and is continuing or would result from the increase; and (iii) the conditions precedent to a borrowing are satisfied as of such date. The Amended and Restated Credit Agreement expires on March 9, 2010, at which time we will be required to repay all outstanding principal. Loans outstanding under the Amended and Restated Credit Agreement may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citicorp’s base rate or (B) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar base rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities (net of our unrestricted cash in excess of $10 million) to our adjusted tangible net worth or our senior debt rating. The Amended and Restated Credit Agreement continues to require us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements and continues to contain certain restrictions on, among other things, our ability to pay or make dividends or other distributions, create or permit certain liens, make investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. Our obligations under the Amended and Restated Credit Agreement continues to be guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries).
          As of December 31, 2006, we had no borrowings under the Amended and Restated Credit Agreement revolving credit facility, had issued letters of credit totaling $294.9 million and had $275.2 million in availability, all of which we could have borrowed without violating any of our debt covenants. Our availability under the Amended and Restated Credit Agreement would have been $478.8 million on December 31, 2006, had all mortgage requirements been satisfied. We are currently in the process of satisfying the mortgage requirements and anticipate substantially completing this process by April 2007.
          On March 13, 2007, we amended the Amended and Restated Credit Agreement. The amendment to the Amended and Restated Credit Agreement reduced the interest coverage ratio for the third and fourth quarters of 2007 from 2.00 to 1 to a new ratio of 1.35 to 1. We did not believe we would be in compliance with the interest coverage covenant in the Amended and Restated Credit Agreement during the second half of 2007 unless this coverage ratio was reduced. In addition, we agreed to increase the applicable margin on Eurodollar rate loans and base rate loans to us by .25%. In connection with this amendment, we are required to pay a fee of up to $2.0 million plus expenses..
     On April 12, 2006, we issued $250.0 million of 8 1/4% Senior Notes due 2011. The net proceeds of $248.8 million were used to repay amounts outstanding under our revolving credit facility. These notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-guarantor Subsidiaries). The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The indentures governing the senior notes requires us to maintain a minimum consolidated net worth and places certain restrictions on our ability, among other things, to incur additional debt, pay or declare dividends or other restricted payments, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities. Interest on these notes is payable semi-annually.
          In connection with the issuance of the 8 1/4% senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions). The registration statement has not been declared effective within the required 180 days of issuance and, as a result, on October 9, 2006 in accordance with the terms of the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and shall increase by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. As of December 31, 2006 we have incurred approximately $0.1 million of additional interest expense as a result of such default.

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
     Any refinancing of our existing debt or the instruments governing our future debt, including debt incurred in connection with any settlement of the disputes regarding the Transeastern JV, could be governed by documents containing less favorable covenants and financial terms than our current financings.
     Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 56.6% at December 31, 2006 from 46.7% at December 31, 2005, due primarily to the issuance of $250.0 million of senior notes for cash used in operations and the net loss for the year ended December 31, 2006. As noted above, we have made significant investments in inventory which we have financed, in part, through debt, additional equity, and internally generated cash. Our stated goal has been to maintain our net debt to capital within a range of 45-55%, and as of December 31, 2006 we are outside of this range. In connection with the proposed Transeastern JV settlement, we believe we will incur additional debt, and therefore further exceed our stated net debt to capital range. For these reasons, as well as continued challenging market conditions, we intend to focus our efforts towards asset management and other measures to de-lever our balance sheet.

	Homebuilding net debt to capital
	December 31,	December 31,
	2006	2005
	(Dollars in millions)
Notes payable	$1,060.7	$811.6
Bank borrowings	—	65.0

Homebuilding borrowings(1)	$1,060.7	$876.6
Less: unrestricted cash	49.4	26.2

Homebuilding net debt	$1,011.3	$850.4
Stockholders’ equity	774.9	971.3

Total capital(2)	$1,786.2	$1,821.7

Ratio	56.6%	46.7%

(1)	Does not include obligations for inventory not owned of $338.5 million at December 31, 2006 and $124.6 million at December 31, 2005, all of which are non-recourse to us.

(2)	Does not include Financial Services bank borrowings of $35.4 million at December 31, 2006 and $35.1 million at December 31, 2005.
     Homebuilding net debt to capital is not a financial measure required by generally accepted accounting principles (“GAAP”) and other companies may calculate it differently. We have included this information as we believe that the ratio of Homebuilding net debt to capital provides comparability among other publicly-traded homebuilders. In addition, management uses this information in measuring the financial leverage of our homebuilding operations, which is our primary business. Homebuilding net debt to capital has limitations as a measure of financial leverage because it excludes Financial Services bank borrowings and it reduces our Homebuilding debt by the amount of our unrestricted cash. Management compensates for these limitations by using Homebuilding net debt to capital as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our financial leverage. It should not be construed as an indication of our operating performance or as a measure of our liquidity.
     Our mortgage subsidiary has the ability to borrow up to $150.0 million under two warehouse lines of credit to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”), which was amended on December 9, 2006, provides for revolving loans of up to $100.0 million. Our mortgage subsidiary’s other warehouse line of credit (the “Secondary Warehouse Line of Credit”), which was amended on February 11,

2006, is comprised of (1) a credit facility providing for revolving loans of up to $30.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $20.0 million in mortgage loans generated by our mortgage subsidiary. The Primary Warehouse Line of Credit, as amended, bears interest at the 30 day LIBOR rate plus a margin of 1.0% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Secondary Warehouse Line of Credit, as amended, bears interest at the 30 day LIBOR rate plus a margin of 1.125%. The Primary Warehouse Line of Credit, as amended, expires on December 8, 2007 and the Secondary Warehouse Line of Credit, as amended, expires on February 11, 2007.
     Both warehouse lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. Both warehouse lines of credit also place certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities. At December 31, 2006, we had $35.4 million in borrowings under our mortgage subsidiary’s warehouse lines of credit.
     We also have on file with the SEC a universal shelf registration statement registering debt securities, guarantees of debt securities, common stock, preferred stock, warrants, stock purchase contracts, stock purchase units, and depositary shares. During the year ended December 31, 2006, we did not issue any securities under this shelf registration. As of December 31, 2006, we can issue up to $406.0 million of securities under this shelf registration statement.
     We believe that we have adequate financial resources, including unrestricted cash, availability under our revolving credit facility and the warehouse lines of credit, and relationships with financial partners to meet our current working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $93.5 million (at December 31, 2006, based on the outstanding balances and interest rates as of such date). Further, based on our strategy, we are taking actions which we believe will increase cash flows. However, a settlement of the Transeastern JV issue will likely require us to increase our indebtedness which will necessitate an amendment to our existing credit facility.
     At December 31, 2006, the amount of our annual debt service payments was $93.5 million. This amount included annual debt service payments on the senior and senior subordinated notes of $91.2 million and interest payments on the warehouse lines of credit of $2.3 million based on the balances outstanding as of December 31, 2006. The amount of our annual debt service payments on the warehouse lines of credit fluctuate based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payment by $0.4 million per year.
     The following summarizes our significant contractual obligations and commitments as of December 31, 2006 (dollars in millions):

	Payment due by period
		Less than		1-3	3-5		More than
Contractual Obligations (1)	Total	1 year		Years	years		5 years
Long-Term Debt Obligations	$1,095.4	$35.4	(2)	—	$675.0	(3)	$385.0	(3)
Capital Lease Obligations	—	—		—	—		—
Operating Lease Obligations	$41.3	$12.1		$14.4	$7.1		$7.7
Purchase Obligations	—	—		—	—		—
Other Long-Term Liabilities Reflected on the Registrant’s Statement of Financial Condition under GAAP	—	—		—	—		—

Total	$1,136.7	$47.5		$14.4	$682.1		$392.7

(1)	Does not include “obligations for inventory not owned” of $338.5 million at December 31, 2006. See notes 2 and 3 to the consolidated financial statements included elsewhere in this Form 10-K for more information on “obligations for inventory not owned.”

(2)	Represents borrowings under the Financial Services warehouse lines of credit outstanding at December 31, 2006.

(3)	Includes $1.1 billion in aggregate principal amount of outstanding senior and senior subordinated notes. Does not include aggregate annual interest of $91.2 million on such senior and senior subordinated notes. See note 7 to the consolidated financial statements included elsewhere in this Form 10-K for more information on the senior and senior subordinated notes.
Off Balance Sheet Arrangements
     Land and Homesite Option Contracts
          We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. Option contracts allow us to control significant homesite positions with a minimal capital investment and substantially reduce the risk associated with land ownership and development. At December 31, 2006, we had refundable and non-refundable deposits of $229.6 million and had issued letters of credit of approximately $257.8 million associated with our option contracts. The financial exposure for nonperformance on our part in these transactions generally is limited to our deposits and/or letters of credit.
          Additionally, at December 31, 2006, we had performance / surety bonds outstanding of approximately $300.5 million and letters of credit outstanding of approximately $37.1 million primarily related to land development activities.
     Investments in Unconsolidated Joint Ventures
          We have entered into joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. In the future, we intend to limit the number of homebuilding joint ventures into which we enter. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. Our obligations become full recourse in the event of voluntary bankruptcy of the joint venture (or the failure to obtain a dismissal of an involuntary bankruptcy filed by a party other than the lenders within 90 days, as in the case of our Sunbelt Joint Venture). At December 31, 2006, we had investments in unconsolidated joint ventures of $129.0 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At December 31, 2006, we had receivables of $27.2 million from these joint ventures due to loans and advances, unpaid management fees and other items. The debt covenants under our new revolving credit facility contain limitations on the amount of our direct cash investments in joint ventures.
          We believe that the use of off-balance sheet arrangements enables us to acquire rights in land which we may not have otherwise been able to acquire at favorable terms. As a result, we view the use of off-balance sheet arrangements as beneficial to our Homebuilding activities.
     Transeastern JV Update
          We acquired our 50% interest in the Transeastern JV on August 1, 2005, when the Transeastern JV acquired substantially all of the homebuilding assets and operations of Transeastern Properties including work in process, finished lots and certain land option rights. The Transeastern JV paid approximately $826.2 million for these assets and operations (which included the assumption of $127.1 million of liabilities and certain transaction costs, net of $30.1 million of cash). The other member of the joint venture is an entity controlled by the former majority owners of Transeastern Properties, Inc. We continue to function as the managing member of the Transeastern JV through our wholly owned subsidiary, TOUSA Homes L.P.
          When the Transeastern JV was formed in August of 2005, it had more than 3,000 homes in backlog and projected 2006 deliveries of approximately 3,500 homes. Since that time, the Florida housing market has become more challenging and is now characterized by weak demand, an over-supply of new and existing homes available for sale, increased competition, and an overall lack of buyer urgency. These conditions have caused elevated cancellation rates and downward pressure on margins due to increased sales incentives and higher advertising and broker commissions. These conditions have caused significant liquidity problems for the joint venture. In September 2006, management of the joint venture developed and distributed to its members financial projections that indicated the joint venture would not have the ability to continue as a going concern under the current debt structure.
          For its fiscal year ended November 30, 2006, the Transeastern JV recorded a net loss of $468.0 million. A significant portion of the Transeastern JV’s loss can be attributed to $279.8 million in inventory impairments, write-off of land deposits and abandonment costs. The joint venture also recorded $176.6 million of impairment charges on goodwill and other intangible assets during fiscal 2006. After recognizing the impairment charges discussed above, the carrying value of Transeastern JV’s assets at November 30, 2006 approximated $471.0 million, of which $293.9 million represented land and construction in progress. At November 30, 2006, the liabilities of the Transeastern JV amounted to $810.6 million, of which $625.0 million represents the bank debt. At November 30, 2006, the joint venture’s liabilities exceeded its assets by $339.6 million and there is substantial doubt about the entity’s ability to continue as a going concern without a complete restructuring of the joint venture’s debt and equity or an infusion of additional capital by its members. As a result, the Transeastern JV received a going concern opinion on its audited consolidated financial statements for the year ended November 30, 2006. These financial statements have been included as an exhibit to our Form 10-K (See Exhibit 99.1).
          Upon formation of the Transeastern JV, for the benefit of the senior and mezzanine lenders to the joint venture, we entered into Completion Guarantees relating to the completion of certain development activities in process as of August 1, 2005, the payment of certain related project costs, and the payment, bonding or removal of certain mechanics’ liens in the event the joint venture failed to complete these activities (the “Completion Guarantees”). We also entered into Carve-Out Guarantees to indemnify the lenders for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements arising out of fraud or material misrepresentation by any of the borrowing entities; misappropriation by the borrowing entities of certain payments; improper use of insurance proceeds; intentional misconduct or waste with respect to the collateral; and/or failure to maintain insurance or pay taxes (the “Carve-Out Guarantees”). The other member of the joint venture also executed Carve-Out Guarantees; however, if it is determined that the lenders' losses are a result of our acts or omissions, we must indemnify the other member for any damages under the Carve-Out Guarantees. If we, the joint venture or any of its subsidiaries files for bankruptcy protection, we may be responsible for payment of the full amount of the outstanding loans. As of December 31, 2006, the Transeastern JV had approximately $625.0 million of bank debt outstanding of which $400.0 million was senior debt.

          On October 31, 2006 and November 1, 2006, we received demand letters from the administrative agent for the lenders to the Transeastern JV demanding payment under the Completion Guarantees and Carve-Out Guarantees. The demand letters allege that potential defaults and events of default had occurred under the credit agreements and that such potential defaults or events of default had triggered our obligations under the guarantees. The lenders claim that our guarantee obligations equal or exceed all of the outstanding obligations under each of the credit agreements and that we are liable for default interest, costs and expenses. In addition, the administrative agent on the senior debt has, among other things, recently demanded the accrual of a 50 basis point forbearance fee, the accrual of default interest, and a 25 basis point increase in the interest rate and letter of credit fees on the senior debt.
          On November 28, 2006, we filed suit against Deutsche Bank Trust Company Americas (“DBTCA”) in Florida seeking a declaratory judgement that our obligations under the guarantees have not been triggered and/or that our exposure under the guarantees is not as alleged by DBTCA. On November 29, 2006, Deutsche Bank filed suit in New York against us. See Item 3. Legal Proceedings. On November 28, 2006, we engaged financial advisors to support us in addressing the Transeastern JV situation and best strategies for us to pursue. Following discussions among the parties and their advisors, both sides agreed to pursue settlement discussions versus lengthy and uncertain litigation.
          We have disputed and continue to dispute these allegations. However, we continue to engage in settlement discussions with representatives of the current lenders to the Transeastern JV and with the other member of the joint venture. As part of the discussions, we have proposed a structure in which either the joint venture or the successor to some or all of its assets would become our wholly or majority-owned subsidiary. The proposal also contemplates paying the joint venture’s $400.0 million of senior debt in full through the incurrence of additional indebtedness.
          A settlement with the joint venture’s mezzanine lenders, if one is reached, could result in, among other things, the issuance of equity and/or debt securities by us or one of our subsidiaries, and the joint venture. We are also in discussions regarding the joint venture’s obligations with respect to terminating the joint venture’s rights under option contracts and any obligations under its completion guarantees and construction obligations. In connection with making the joint venture our wholly or majority-owned subsidiary, we are in discussions with the other member of the joint venture which consider among other things, releasing potential claims, terminating the joint venture’s rights under land banks to purchase certain properties in which the member’s affiliates have interests, and releasing the joint venture from its obligations with respect to certain properties including land bank arrangements. To date, the interested parties have agreed to extend the joint venture’s rights under the agreements through payment of fees. However, to preserve the joint venture’s rights under the land bank arrangements, or for other reasons, the lenders to the joint venture could cause their respective joint venture borrowers to file for bankruptcy at any time. The mezzanine lenders have asserted that they can trigger full recourse liability against us by exercising certain rights that would allow those lenders to acquire control of the mezzanine borrowers. The mezzanine lenders have further asserted that if they do so, a voluntary bankruptcy filing at the ultimate direction of the mezzanine lenders, would trigger full recourse liability against us. We dispute that a voluntary bankruptcy filed at the direction of the mezzanine lenders, either directly or indirectly, would trigger full recourse liability.
          There is no assurance that we will be able to reach satisfactory settlements in these negotiations. Any settlements are likely to involve us incurring more indebtedness, which could, among other things, increase our debt servicing obligations and reduce our ability to incur indebtedness in the future. See “Risk Factors — Risk Related to Our Business – We expect our potential obligations under the guarantees rendered in connection with the Transeastern Joint Venture or any settlement thereof will have a material adverse effect on our consolidated financial position and results of operations and could cause defaults under our financing documents.”
          While we remain committed to working with all interested parties to achieve a consensual global resolution, settlement discussions are ongoing and we may be unable to agree to a settlement with the lenders or other parties, including obtaining necessary consents and financings. Even if a settlement is reached, we cannot predict the outcome of any such settlement, including the cash or other contributions we may have to make in order to effectuate any such settlement if there is one at all. Additionally, we may choose to pursue other strategies and alternatives with respect to the joint venture. If we are unable to reach a settlement and become liable under some or all of the guarantees, it may have a material adverse affect on our business and liquidity and defaults under documents governing our existing indebtedness could occur which may require us to consider all of our alternatives in restructuring our business and our capital structure.
          As a result of these and other factors, during the year ended December 31, 2006, we evaluated the recoverability of our investment in the joint venture, under APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and determined our investment to be fully impaired. As of December 31, 2006, we wrote-off $145.1 million related to our investment in the Transeastern JV, which included $31.3 million of member loans receivable and $21.4 million of receivables for management fees, advances and interest due to us from the joint venture. Our write-off of $145.1 million is included in loss from joint ventures in the accompanying consolidated statement of operations.
          In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”) and other authoritative guidance, we have evaluated whether any amount should be accrued in connection with a proposed settlement in connection with a potential restructuring of the Transeastern JV as discussed above. In performing our evaluation, management determined that a range of loss could be estimated under the assumption that a settlement could be reached. As we determined that no one amount in that range is more likely than any other, the lower end of the range has been accrued. Accordingly, we have accrued $275.0 million (reflecting our estimate of the low end of the range of a potential loss as determined by taking the difference between the estimated fair market value of the consideration we expect to pay in connection with the global settlement less the estimated fair market value of the business we would acquire pursuant to our proposal) which is presented as a separate line item in our consolidated statement of operations for the year ended December 31, 2006 and is included in accounts payable and other liabilities in our consolidated statement of financial condition as of December 31, 2006. Our estimate of the high end of the range is $388.0 million, assuming full repayment of the outstanding indebtedness. Our estimated loss could change as a result of changes in settlement offers and a change in the estimated fair value of the business to be acquired. We will continue to evaluate the adequacy of this loss contingency on an ongoing basis. No assurance can be given as to what amounts would have to be ultimately paid in any settlement if one can be reached at all.
Dividends
     For the years ended December 31, 2006, 2005 and 2004 we paid aggregate cash dividends of $0.060, $0.057 and $0.036 per share of common stock, respectively.
Recent Accounting Pronouncements
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Due to the short period of time our servicing rights are held, we do not expect SFAS No. 156 will have a significant impact on our consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year beginning January 1, 2007). We do not expect that the adoption of FIN 48 will have a material effect on our financial results.
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
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (January 1, 2008 for us). The effect of this EITF is not expected to be material to our consolidated financial statements.
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
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
     As a result of the senior and senior subordinated notes offerings, as of December 31, 2006, $1.1 billion of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our warehouse lines of credit and revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of December 31, 2006, we had $35.4 million drawn under our warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $0.4 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.
     The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of December 31, 2006:

	Expected Maturity Date
	(in millions)
	2007	2008	2009	2010	2011	Thereafter	Fair Value
Liabilities
Long-term debt
Fixed rate (7 1/2%)	—	—	—	—	125.0	$200.0	$260.4
Fixed rate (8 1/4%)	—	—	—	—	250.0	—	240.9
Fixed rate (9.0%)	—	—	—	$300.0	—	—	295.9
Fixed rate (10 3/8%)	—	—	—	—	—	185.0	$169.5
Variable rate, credit facility (8.4% at December 31, 2006)	—	—	—	—	—	—	—
Variable rate, warehouse line of credit (6.4% at December 31, 2006)	$35.4	—	—	—	—	—	$35.4
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
ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2006. Based on such evaluation, such officers have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting
     Management’s Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included on page F-3 of this Form 10-K.
ITEM 9B. Other Information
     On March 13, 2007, we amended the Amended and Restated $800.0 million revolving credit facility, among the lenders, Citicorp North America, Inc. as the administrative agent and us, dated as of January 30, 2007 (the “Amended and Restated Credit Agreement”). The amendment to the Amended and Restated Credit Agreement reduced the interest coverage ratio for the third and fourth quarters of 2007 from 2.00 to 1 to a new ratio of 1.35 to 1. In addition, we agreed to increase the applicable margin on Eurodollar rate loans and base rate loans to us by .25%. In connection with this amendment, we are required to pay a fee of up to $2.0 million plus expenses. A copy of the Amendment is filed as 10.42.
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
     On May 24, 2006, we submitted to the New York Stock Exchange an “Annual CEO Certification,” signed by our Chief Executive Officer, certifying that our Chief Executive Officer was not aware of any violation by the Company of the New York Stock Exchange’s corporate governance listing standards. Additionally, we have filed as exhibits to this Form 10-K the CEO/ CFO Certifications required under Section 302 of the Sarbanes-Oxley Act.
     The remainder of the items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2007.

ITEM 11. Executive Compensation
     The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed on or before April 30, 2007.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed on or before April 30, 2007.
ITEM 13 Certain Relationships and Related Transactions
     The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed on or before April 30, 2007.
ITEM 14. Principal Accounting Fees and Services
     The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007Annual Meeting of Stockholders to be filed on or before April 30, 2007.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
     Documents filed as part of this report:
     (1) Financial Statements
See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.
     (2) Financial Statement Schedules
     None.
     (3) Exhibits

Number	Exhibit Description
3.1	Certificate of Incorporation of Newmark Homes Corp (Incorporated by reference to the Form 8-K, dated March 23, 2001, previously filed by the Registrant).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-100013)).

3.3	Amended and Restated Bylaws. (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-100013)).

3.4	Certificate of Amendment to the Certificate of Incorporation, filed on April 28, 2004 (Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2004, previously filed by the Registrant).

4.1	Indenture, dated as of June 25, 2002, by and among Technical Olympic USA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $200,000,000 9% Senior Notes due 2010 (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).

Number	Exhibit Description
4.2	Indenture, dated as of June 25, 2002, by and among Technical Olympic USA, Inc., the subsidiaries name therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $150,000,000 10 3/8% Senior Subordinated Notes due 2012 (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).

4.3	Form of Technical Olympic USA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.1) (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).

4.4	Form of Technical Olympic USA, Inc. 10 3/8% Senior Subordinated Note due 2012 (included in Exhibit A of Exhibit 4.2) (Incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).

4.6	Specimen of Stock Certificate of Technical Olympic USA, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 previously filed by the Registrant (Registration No. 333-99307)).

4.7	Indenture for the 9% Senior Notes due 2010, dated as of February 3, 2003, among Technical Olympic USA, Inc., the subsidiaries named therein, Salomon Smith Barney Inc., Deutsche Bank Securities Inc., Fleet Securities, Inc. and Credit Lyonnais Securities (USA) Inc. (Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant).

4.8	Form of Technical Olympic USA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.7) (Incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant).

4.9	Technical Olympic USA, Inc. 10 3/8% Senior Subordinated Note due 2012, dated as of April 22, 2003, in the amount of $35,000,000. (Incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).

4.10	Indenture for the 7 1/2% Senior Subordinated Notes due 2011, dated as of March 17, 2004, among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-114587)).

4.11	Form of Technical Olympic USA, Inc. 7 1/2% Senior Subordinated Note due 2011 (included in Exhibit A to Exhibit 4.10) (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-114587)).

4.12	Indenture for the 7 1/2% Senior Subordinated Notes due 2015, dated as of December 21, 2004, among Technical Olympic USA, Inc., the subsidiaries named therein and Wells Fargo Bank, N.A., as Trustee (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-122450)).

4.13	Form of Technical Olympic USA, Inc. 7 1/2% Senior Subordinated Note due 2015 (included in Exhibit A to Exhibit 4.12) (Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-122450)).
10.1+	Form of Indemnification Agreement (Incorporated by reference to the Form 10-K for the year ended December 31, 2003, previously filed by the Registrant).

Number	Exhibit Description
10.2+	Amended and Restated Employment Agreement between Technical Olympic USA, Inc. and Antonio B. Mon dated January 27, 2004, effective as of July 26, 2003 (Incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended December 31, 2003, previously filed by the Registrant).

10.3+	Employment Agreement between Technical Olympic USA, Inc. and Tommy L. McAden dated July 12, 2002, effective June 25, 2002 (Incorporated by reference to Exhibit 10.10 to the Form 10-Q for the quarter ended June 30, 2002, previously filed by the Registrant).

10.4+	Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).

10.5	Contractor Agreement, effective as of November 6, 2000, between Technical Olympic USA, Inc. (f/k/a Newmark Homes Corp.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-106537)).

10.6	Supplemental Contractor Agreement, effective as of January 4, 2001, between Technical Olympic USA, Inc. (f/k/a Newmark Homes Corp.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).

10.7	Contractor Agreement, effective as of November 22, 2000, between TOUSA Homes, Inc. (f/k/a Engle Homes, Inc.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).

10.8	Supplemental Contractor Agreement, effective as of January 3, 2001, between TOUSA Homes, Inc. (f/k/a Engle Homes Inc.) and Technical Olympic S.A. (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).

10.9	Amended and Restated Management Services Agreement, dated as of June 13, 2003, between Technical Olympic USA, Inc. and Technical Olympic, Inc. (Incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).

10.10+	Employment Agreement, dated as of May 1, 2004, between David J. Keller and Technical Olympic USA, Inc. (Incorporated by reference to Exhibit 10.44 to the Form 10-Q for the quarter ended June 30, 2004, previously filed by the Registrant).

10.12	Revolving Credit and Security Agreement, dated as of October 22, 2004, among Preferred Home Mortgage Company and Countrywide Warehouse Lending (Incorporated by reference to Exhibit 10.46 to the Form 10-Q for the quarter ended September 30, 2004, previously filed by the Registrant).

10.13+	Technical Olympic USA, Inc. Executive Savings Plan, effective as of December 1, 2004, comprised of the Basic Plan Document and the Adoption Agreement. (Incorporated by reference to Exhibit 99.1 to the Form 8-K, dated November 30, 2004, previously filed by the Registrant).

10.14+	Addendum to Technical Olympic USA, Inc. Executive Savings Plan, effective as of December 1, 2004 (Incorporated by reference to Exhibit 99.2 to the Form 8-K, dated November 30, 2004, previously filed by the Registrant).

Number	Exhibit Description
10.15+	Term Sheet for the Performance Unit Program under the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan, as amended and restated.

10.16+	Employment Agreement, dated as of February 16, 2005, by and between TOUSA Associates Services Company and Harry Engelstein. (Incorporated by reference to Exhibit 10.22 to the Form 8-K, dated February 16, 2005, previously filed by the Registrant).

10.17+	Employment Agreement, dated as of February 16, 2005, by and between TOUSA Associates Services Company and Mark Upton. (Incorporated by reference to Exhibit 10.23 to the Form 8-K, dated February 16, 2005, previously filed by the Registrant).

10.19+	Employment Agreement, dated as of January 1, 2004, between TOUSA Associates Services Company and John Kraynick. (Incorporated by reference to Exhibit 10.25 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).

10.20+	Form of Director Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.26 to the Form 8-K, dated March 3, 2005, previously filed by the Registrant).

10.21+	Form of Director Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.27 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).

10.22+	Form of Associate Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.28 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).

10.23+	Policy for Compensation of Outside Directors of Technical Olympic USA, Inc. (Incorporated by reference to Exhibit 10.30 to the Form 10-Q for the quarter ended March 31, 2005, previously filed by the Registrant).

10.24	Asset Purchase Agreement, dated as of June 6, 2005, among EH/Transeastern, LLC, Transeastern Properties, Inc. and the other sellers identified therein, Arthur J. Falcone and Edward W. Falcone. (Incorporated by reference to Exhibit 10.31 to the Form 10-Q for the quarter ended June 30, 2005, previously filed by the Registrant).

10.26	Commitment Letter for Revolving Credit and Security Agreement, dated December 9, 2005, by and between Preferred Home Mortgage Company and Countrywide Warehousing Lending, amending that certain Revolving Credit and Security Agreement, dated as of October 22, 2004, by and between Preferred Home Mortgage Company and Countrywide Warehousing Lending. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.27+	Amendment to the Amended and Restated Employment Agreement, dated January 13, 2006, by and between Technical Olympic USA, Inc. and Antonio B. Mon. (Incorporated by reference to Exhibit 10.27 to the Form 10-K for the fiscal year ended December 31, 2005, previously filed by the Registrant).

10.28+	Employment Agreement, dated as of January 13, 2006, by and between Technical Olympic USA, Inc. and Tommy L. McAden. (Incorporated by reference to Exhibit 10.28 to the Form 10-K for the fiscal year ended December 31, 2005, previously filed by the Registrant).

Number	Exhibit Description
10.29+	Employment Agreement, dated as of January 13, 2006, by and between Technical Olympic USA, Inc. and John Kraynick. (Incorporated by reference to Exhibit 10.29 to the Form 10-Q for the fiscal year ended December 31, 2005, previously filed by the Registrant).

10.32	$450,000,000 Credit Agreement dated as of August 1, 2005, by and among EH/Transeastern, LLC and TE/TOUSA Senior, LLC, as the Borrowers, Deutsche Bank Trust Company Americas and the Institutions from time to time party thereto, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Deutsche Bank Securities, Inc., as sole Lead Arranger and Sole Book Running Manager. (Incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006, previously filed by the Registrant).

10.33	$137,500,000 Senior Mezzanine Credit Agreement dated as of August 1, 2005, by and among EH/TOUSA Mezzanine, LLC, as the Borrowers, Deutsche Bank Trust Company Americas and the Institutions from time to time party thereto, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Deutsche Bank Securities, Inc., as sole Lead Arranger and Sole Book Running Manager. (Incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2006, previously filed by the Registrant).

10.34	$87,500,000 Junior Mezzanine Credit Agreement dated as of August 1, 2005, by and among EH/TOUSA Mezzanine two, LLC, as the Borrowers, Deutsche Bank Trust Company Americas and the Institutions from time to time party thereto, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Deutsche Bank Securities, Inc., as sole Lead Arranger and Sole Book Running Manager. (Incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2006, previously filed by the Registrant).

10.35	Completion Guaranty dated as of August 1, 2005, by and Tousa Homes, L.P. and Technical Olympic USA, Inc. in favor of Deutsche Bank Trust Company Americas, as Administrative Agent. (Additional guaranties of the same obligations in substantially identical forms were executed in connection with the $137,500,000 Senior Mezzanine Credit Agreement and the $87,500,000 Junior Mezzanine Credit Agreement). (Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2006, previously filed by the Registrant).

10.36	Carve-out Guaranty dated as of August 1, 2005, made by Tousa Homes, L.P. and Technical Olympic USA, Inc. in favor of Deutsche Bank Trust Company Americas as Administrative Agent. (Additional guaranties of the same obligations in substantially identical forms were executed in connection with the $137,500,000 Senior Mezzanine Credit Agreement and the $87,500,000 Junior Mezzanine Credit Agreement). (Incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended September 30, 2006, previously filed by the Registrant).

10.37	Employment Agreement, dated January 3, 2007, by and between Technical Olympic USA, Inc. and Stephen M. Wagman. (Incorporated by reference to Exhibit 10.1 to the Form 8-K dated as of January 4, 2007, previously filed by the Registrant).

10.38	Amended and Restated Credit Agreement dated as of January 30, 2007 among Technical Olympic USA, Inc., its subsidiaries parties thereto, the Lenders party thereto and Citicorp North America as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 1, 2007, previously filed by the Registrant).

10.39	Security Agreement dated October 23, 2006 among Technical Olympic USA, Inc., its subsidiaries parties thereto and Citicorp North America as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 1, 2007, previously filed by the Registrant).

Number	Exhibit Description
10.40	Amendment No. 1 to Security Agreement dated January 30, 2007 among Technical Olympic USA, Inc., its subsidiaries parties thereto and Citicorp North America as Administrative Agent. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 1, 2007, previously filed by the Registrant).

10.41	Pledge and Security Agreement dated as of February 6, 2007 between Technical Olympic USA, Inc. and Citicorp North America, Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 6, 2007, previously filed by the Registrant).

10.42*	Amendment No. 1 to Amended and Restated Credit Agreement entered into among Technical Olympic USA, Inc., certain of its subsidiaries and the lenders parties thereto, dated as of March 13, 2007.

21.0*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP independent registered public accounting firm.

23.2*	Consent of Ernst & Young LLP independent certified public accountants.

23.3*	Consent of BDO Seidman, LLP independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of TE/TOUSA, LLC and Subsidiaries for the year ended November 30, 2006 and the period from inception (July 1, 2005) to November 30, 2005.

99.2*	Financial statements of Engle/Sunbelt Holdings, LLC for the years ended December 31, 2006 and 2005.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Signature	Title	Date

/s/ Antonio B. Mon Antonio B. Mon	Executive Vice Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director	March 19, 2007

/s/ Stephen M. Wagman Stephen M. Wagman	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 19, 2007

/s/ Randy L. Kotler Randy L. Kotler	Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)	March 19, 2007

/s/ Konstantinos Stengos Konstantinos Stengos	Chairman of the Board and Director	March 19, 2007

/s/ Andreas Stengos Andreas Stengos	Executive Vice President and Director	March 19, 2007

/s/ George Stengos George Stengos	Executive Vice President and Director	March 19, 2007

/s/ Marianna Stengou Marianna Stengou	Director	March 19, 2007

/s/ Larry D. Horner Larry D. Horner	Director	March 19, 2007

/s/ William A. Hasler William A. Hasler	Director	March 19, 2007

Signature	Title	Date

/s/ Michael J. Poulos Michael J. Poulos	Director	March 19, 2007

/s/ Susan B. Parks Susan B. Parks	Director	March 19, 2007

/s/ J. Bryan Whitworth J. Bryan Whitworth	Director	March 19, 2007

/s/ Tommy L. McAden Tommy L. McAden	Executive Vice President and Director	March 19, 2007

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d – 15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
     Technical Olympic USA, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Technical Olympic USA, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Technical Olympic USA, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Technical Olympic USA Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Technical Olympic USA, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Technical Olympic USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Technical Olympic USA, Inc. and our report dated March 16, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 16, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Technical Olympic USA, Inc.
We have audited the accompanying consolidated statements of financial condition of Technical Olympic USA, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of TE/Tousa, LLC and Subsidiaries (a corporation in which the Company has a 50% interest and which is accounted for under the equity method), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for TE/Tousa, LLC and Subsidiaries as of and for the year ended December 31, 2006, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in TE/Tousa, LLC and Subsidiaries is stated at $0 at December 31, 2006, and the Company’s equity in the net loss of TE/Tousa, LLC and Subsidiaries is stated at $145.1 million for the year then ended.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated statements of financial condition as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Technical Olympic USA, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 16, 2007

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in millions, except par value)

	December 31, 2006	December 31, 2005
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$49.4	$26.2
Restricted	3.8	3.1
Inventory:
Deposits	229.6	218.5
Homesites and land under development	751.7	652.5
Residences completed and under construction	876.4	745.2
Inventory not owned	338.5	124.6

	2,196.2	1,740.8
Property and equipment, net	30.0	27.1
Investments in unconsolidated joint ventures	129.0	254.5
Receivables from unconsolidated joint ventures, net of allowance of $54.8 million and $0 at December 31, 2006 and 2005, respectively	27.2	60.5
Other assets	237.1	133.2
Goodwill	104.0	108.8

	2,776.7	2,354.2
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	6.8	8.7
Restricted	4.2	3.1
Mortgage loans held for sale	41.9	43.9
Other assets	12.6	12.8

	65.5	68.5

Total assets	$2,842.2	$2,422.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$563.5	$329.4
Customer deposits	63.2	79.3
Obligations for inventory not owned	338.5	124.6
Notes payable	1,060.7	811.6
Bank borrowings	—	65.0

	2,025.9	1,409.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	6.0	6.4
Bank borrowings	35.4	35.1

	41.4	41.5

Total liabilities	2,067.3	1,451.4

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 59,590,519 and 59,554,977 shares issued and outstanding at December 31, 2006, and December 31, 2005, respectively	0.6	0.6
Additional paid-in capital	481.2	480.5
Unearned compensation	—	(7.7)
Retained earnings	293.1	497.9

Total stockholders’ equity	774.9	971.3

Total liabilities and stockholders’ equity	$2,842.2	$2,422.7

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
HOMEBUILDING:
Revenues:
Home sales	$2,439.1	$2,266.6	$1,985.0
Land sales	134.9	194.9	115.8

	2,574.0	2,461.5	2,100.8
Cost of sales:
Home sales	1,854.7	1,700.2	1,591.7
Land sales	128.6	149.3	75.9
Inventory impairments and abandonment costs	155.5	7.1	4.8

	2,138.8	1,856.6	1,672.4

Gross profit	435.2	604.9	428.4
Selling, general and administrative expenses	376.2	322.9	251.7
(Income) loss from unconsolidated joint ventures, net	48.1	(45.7)	(3.2)
Provision for settlement of loss contingency	275.0	—	—
Goodwill impairment	5.7	—	—
Other (income) expense, net	(4.1)	(8.7)	(1.8)

Homebuilding pretax income (loss)	(265.7)	336.4	181.7

FINANCIAL SERVICES:
Revenues	63.3	47.5	34.5
Expenses	41.8	39.0	26.2

Financial Services pretax income	21.5	8.5	8.3

Income (loss) before provision (benefit) for income taxes	(244.2)	344.9	190.0
Provision (benefit) for income taxes	(43.0)	126.6	70.4

Net income (loss)	$(201.2)	$218.3	$119.6

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(3.38)	$3.82	$2.13

Diluted	$(3.38)	$3.68	$2.08

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	59,582,697	57,120,031	56,060,371

Diluted	59,582,697	59,359,355	57,410,700

CASH DIVIDENDS PER SHARE	$0.060	$0.057	$0.036

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions)

			Additional
	Common Stock		Paid-In	Unearned	Retained	Total
	Shares	Amount	Capital	Compensation	Earnings	Equity
Balance at January 1, 2004	56,041,943	$0.6	$379.1	$(7.3)	$165.2	$537.6
Common stock issued to directors	13,646	—	0.2	—	—	0.2
Stock option exercises	14,921	—	0.1	—	—	0.1
Dividends paid	—	—	—	—	(2.0)	(2.0)
Unearned compensation	—	—	8.9	(1.7)	—	7.2
Net income	—	—	—	—	119.6	119.6

Balance at December 31, 2004	56,070,510	0.6	388.3	(9.0)	282.8	662.7
Common stock issued to directors	10,842	—	0.3	—	—	0.3
Stock option exercises	115,625	—	1.9	—	—	1.9
Dividends paid	—	—	—	—	(3.2)	(3.2)
Sale of common stock	3,358,000	—	89.2	—	—	89.2
Unearned compensation	—	—	0.8	1.3	—	2.1
Net income	—	—	—	—	218.3	218.3

Balance at December 31, 2005	59,554,977	0.6	480.5	(7.7)	497.9	971.3
Common stock issued to directors	11,792	—	0.2	—	—	0.2
Stock option exercises	23,750	—	0.2	—	—	0.2
Excess income tax benefit from exercise of stock options	—	—	0.1	—	—	0.1
Transfer unearned compensation upon adoption of SFAS 123(R)	—	—	(7.7)	7.7	—	—
Modification of stock rights	—	—	4.1	—	—	4.1
Stock option compensation expense	—	—	3.8	—	—	3.8
Dividends paid	—	—	—	—	(3.6)	(3.6)
Net loss	—	—	—	—	(201.2)	(201.2)

Balance at December 31, 2006	59,590,519	$0.6	$481.2	$—	$293.1	$774.9

See accompanying notes to consolidated financial statements.

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(201.2)	$218.3	$119.6
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14.5	13.3	12.6
Non-cash compensation	8.7	3.7	8.8
Provision for settlement of loss contingency	275.0	—	—
Loss on impairment of inventory and abandonment costs	155.5	6.2	4.8
Impairment of investments in/receivables from unconsolidated joint ventures	152.8	—	—
Impairment of goodwill	5.7	—	—
Deferred income taxes	(155.6)	2.0	(0.7)
Equity in earnings from unconsolidated joint ventures	(59.8)	(18.5)	(0.5)
Distributions of earnings from unconsolidated joint ventures	73.9	0.4	—
Changes in operating assets and liabilities:
Restricted cash	(1.8)	4.0	15.6
Inventory	(390.2)	(470.1)	(216.6)
Receivables from unconsolidated joint ventures	(10.2)	(37.1)	(3.4)
Other assets	52.2	(67.5)	(19.3)
Mortgage loans held for sale	2.0	31.9	(0.6)
Accounts payable and other liabilities	(50.9)	131.4	31.1
Customer deposits	(16.1)	10.1	33.6

Net cash used in operating activities	(145.5)	(171.9)	(15.0)

Cash flows from investing activities:
Earn out consideration paid for acquisitions	(0.9)	—	(6.6)
Net additions to property and equipment	(17.1)	(14.1)	(15.6)
Loans to unconsolidated joint ventures	(11.3)	(20.0)	—
Investments in unconsolidated joint ventures	(32.1)	(176.1)	(61.1)
Capital distributions from unconsolidated joint ventures	52.9	9.9	—

Net cash used in investing activities	(8.5)	(200.3)	(83.3)

Cash flows from financing activities:
Net borrowings from (repayments on) revolving credit facility	(65.0)	65.0	(10.0)
Net proceeds from notes offerings	248.8	—	330.0
Principal payments on unsecured borrowings and senior notes	—	—	(7.9)
Net (repayments of) proceeds from Financial Services bank borrowings	0.3	(13.9)	(14.3)
Payments for deferred financing costs	(5.5)	(0.3)	(5.9)
Excess income tax benefit from exercise of stock options	0.1	—	—
Net proceeds from sale of common stock	—	89.2	—
Proceeds from stock option exercises	0.2	1.8	0.1
Dividends paid	(3.6)	(3.2)	(2.0)

Net cash provided by financing activities	175.3	138.6	290.0

Increase (decrease) in cash and cash equivalents	21.3	(233.6)	191.7
Cash and cash equivalents at beginning of year	34.9	268.5	76.8

Cash and cash equivalents at end of year	$56.2	$34.9	$268.5

See accompanying notes to consolidated financial statements.

     Supplemental disclosure of non-cash investing and financing activities (dollars in millions):

	Year Ended December 31,
	2006	2005	2004
Increase (decrease) in obligations for inventory not owned and corresponding increase (decrease) in inventory not owned	$213.9	$(11.6)	$(110.0)

     Supplemental disclosure of cash flow information (dollars in millions):

	Year Ended December 31,
	2006	2005	2004
Cash paid for income taxes	$200.4	$61.4	$60.4

TECHNICAL OLYMPIC USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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
     Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include:
•	Impairment assessments of investments in unconsolidated joint ventures, long-lived assets, including our inventory, and goodwill;

•	Insurance and litigation related contingencies, including our accrual for settlement of loss contingency related to the Transeastern JV;

•	Realization of deferred income tax assets;

•	Warranty reserves; and

•	Estimated costs associated with construction and development activities in connection with our homebuilding operations
     Due to our normal operating cycle being in excess of one year, we present unclassified consolidated statements of financial condition.
     For the years ended December 31, 2006, 2005, and 2004, we have eliminated inter-segment financial services revenues of $4.8 million, $9.8 million, and $7.3 million, respectively.
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
Investments in Joint Ventures
     We analyze our homebuilding and land development joint ventures under FIN 46(R) and Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). On June 29, 2005, the EITF reached a consensus on EITF 04-5. The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not VIEs under FIN 46(R) and provides a new framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. EITF 04-5 is effective after June 29, 2005 for new entities formed after such date and for existing entities for which agreements are subsequently modified and was effective for us on January 1, 2006 for all other entities. The adoption of EITF 04-5 with respect to our agreements entered into prior to June 29, 2005 did not have a material effect on our consolidated financial statements.
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
     In accordance with SFAS No. 66, Accounting for the Sales of Real Estate, (“SFAS 66”), we deferred approximately $1.7 million in profit related to certain homes that were delivered for which our mortgage subsidiary originated interest-only loans or loans with high loan to value ratios which did not meet the initial and continuing investment requirements under SFAS 66, and the loans were held for sale at December 31, 2006. This profit will be recognized upon the sale of the loans to a third party, with non-recourse provisions, which generally occurs within 45 days from the date the loan is originated.
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

  Advertising Costs
     Advertising costs, consisting primarily of newspaper and trade publications, and the cost of maintaining an internet web-site, are expensed as incurred. Advertising expense included in selling, general and administrative expenses for the years ended December 31, 2006, 2005, and 2004 amounted to $20.9 million, $9.8 million, and $12.4 million, respectively.
  Financial Services
Title Company Escrow Deposits
     As a service to its customers, our title company subsidiary, Universal Land Title, administers escrow and trust deposits which totaled approximately $102.1 million and $102.9 million at December 31, 2006 and 2005, respectively, representing undisbursed amounts received for settlements of mortgage loans, payments on mortgage loans, and indemnities against specific title risks. These escrow funds are not considered our assets and, therefore, are excluded from the accompanying consolidated statements of financial condition.
  Mortgage Loans Held for Sale
     Mortgage loans held for sale are stated at the lower of aggregate cost or fair value based upon such commitments for loans to be delivered or prevailing market rates for uncommitted loans. Substantially all of the loans originated by us are sold to private investors within 30 days of origination.
Interest Rate Lock Commitments
     On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin  105, Application of Accounting Principles to Loan Commitments (“SAB 105”), which provides guidance regarding interest rate lock commitments (“IRLCs”) that are accounted for as derivative instruments under SFAS  133, Accounting for Derivative Instruments and Hedging Activities. In SAB 105, the SEC stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of the derivative IRLCs and such value should not be recognized until the underlying loans are sold. This guidance must be applied to IRLCs initiated after March 31, 2004. Our IRLCs were directly offset by forward trades; accordingly, the implementation of SAB  105 did not have a material impact on our financial position or results of operations.
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
  Accounting for the Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we carry long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the years ended December 31, 2006, 2005 and 2004, we recorded impairment losses of $82.0 million, $6.5 million and $0.3 million, respectively. In addition, during the years ended December 31, 2006, 2005 and 2004, we also recorded a charge of $73.5 million, $0.6 million and $4.5 million, respectively, for deposits and abandonment costs related to land that we no longer intend to purchase or build on. These losses are included in cost of sales – inventory impairments and abandonment costs in the accompanying consolidated statements of operations.
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
     Depreciation generally is provided using the straight-line method over the estimated useful life of the asset, which ranges from 3 to 31 years. At December 31, 2006 and 2005, accumulated depreciation approximated $29.7 million and $25.4 million, respectively.
  Goodwill
     Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Additional consideration paid in subsequent periods under the terms of purchase agreements is included as acquisition costs.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment at least annually. For purposes of the impairment test, we consider each operating segment (see Note 13) a reporting unit. Our impairment test is based on discounted cash flows derived from internal projections. This process requires us to make assumptions on future revenues, costs, and timing of expected cash flows. Due to the degree of judgment required and uncertainties surrounding such estimates, actual results could differ from such estimates. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations. During the year ending December 31, 2006, we determined that the challenging housing market and the asset impairments taken in certain of our homebuilding divisions were indicators of impairment. We performed our interim impairment test as of September 30, 2006 and our annual impairment test as of December 31, 2006, and accordingly, for the year ended December 31, 2006, we recorded a goodwill impairment charge of $5.7 million.

     The change in goodwill for the years ended December 31, 2006 and 2005 is as follows (dollars in millions):

	Year Ended December 31,
	2006	2005
Balance at January 1	$108.8	$110.7
Earn out consideration paid or accrued for acquisitions	0.9	—
Impairment	(5.7)	—
Other adjustments	—	(1.9)

Balance at December 31	$104.0	$108.8

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
  Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
  Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options or other common stock equivalents that are freely exercisable into common stock at less than market prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.
     The following table represents a reconciliation of weighted average shares outstanding:

	Year Ended December 31,
	2006	2005	2004
Basic weighted average shares outstanding	59,582,697	57,120,031	56,060,371
Net effect of common stock equivalents assumed to be exercised	—	2,239,324	1,350,329

Diluted weighted average shares outstanding	59,582,697	59,359,355	57,410,700

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

  Stock-Based Compensation
     Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinions (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by SFAS 123. Share-based employee compensation expense was not recognized in our consolidated statement of operations prior to January 1, 2006, except for certain options with performance-based accelerated vesting criteria and certain outstanding common stock purchase rights, as all other stock option awards granted under the plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant.
     Effective January 1, 2006, we adopted the provisions of SFAS 123(R), including Staff Accounting Bulletin No. 107 ("SAB 107"), which provided supplemental implementation guidance for SFAS 123(R), using the modified-prospective-transition method. Under this transition method, compensation expense recognized for the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified-prospective-transition method, results for prior periods have not been restated. Additionally, in connection with the adoption of SFAS 123(R) we recognized a cumulative change in accounting principle of $2.0 million, net of tax, related to certain common stock purchase rights that were accounted for under the variable accounting method. The pre-tax cumulative effect of the change in accounting principle of $3.2 million was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statement of operations. The adoption of SFAS 123R resulted in a charge of $11.3 million and $7.4 million to income (loss) before provision for income taxes and net income, respectively, for the year ended December 31, 2006. The impact of adopting SFAS 123(R) on both basic and diluted earnings was $0.13 per share.
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
     If the methodologies of SFAS 123R were applied to determine compensation expense for our stock options based on the fair value of our common stock at the grant dates for awards under our option plan, our net income and earnings per share for the year ended December 31, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below (dollars in millions, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income as reported	$218.3	$119.6
Add: Stock-based employee compensation included in reported net income, net of tax	2.2	5.4
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(2.7)	(4.1)

Pro forma net income	$217.8	$120.9

Reported basic earnings per share	$3.82	$2.13

Pro forma basic earnings per share	$3.81	$2.16

Reported diluted earnings per share	$3.68	$2.08

Pro forma diluted earnings per share	$3.67	$2.11

     The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following assumptions for all of the years presented:

Expected volatility	0.33% - 0.42%
Expected dividend yield	0.0%
Risk-free interest rate	1.47% - 4.85%
Expected life	3 -10 years
Fair Value of Financial Instruments
     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. The carrying values of cash and mortgage loans held for sale approximate their fair values due to their short-term nature. The carrying value of financial service borrowings and obligations for inventory not owned approximate their fair value as substantially all of the debt has a fluctuating interest rate based upon a current market index. The fair value of the $550.0 million senior notes and $510.0 million senior subordinated notes at December 31, 2006 is $536.8 million and $429.9 million, respectively, as determined by quoted market prices. The fair value of the $300.0 million senior notes and $510.0 million senior subordinated notes at December 31, 2005 is $303.4 million and $461.4 million, respectively, as determined by quoted market prices.
Reclassifications
     Certain reclassifications have been made to conform the prior periods’ amounts to the current period’s presentation. These reclassifications include the netting of financial services restricted cash relating to escrow deposits and the escrow liability related to such escrow deposits administered by our title company.
Recent Accounting Pronouncements
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Due to the short period of time our servicing rights are held, we do not expect SFAS 156 will have a significant impact on our consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year beginning January 1, 2007). We do not expect that the adoption of FIN 48 will have a material effect on our financial results.
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
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (January 1, 2008 for us). The effect of this EITF is not expected to be material to our consolidated financial statements.
3. Inventory
     A summary of homebuilding interest capitalized in inventory is as follows (dollars in millions):

	Year Ended December 31,
	2006	2005	2004
Interest capitalized, beginning of period	$47.7	$36.8	$29.7
Interest incurred	101.3	81.5	66.1
Less interest included in:
Cost of sales	76.4	66.3	50.5
Other*	0.8	4.3	8.5

Interest capitalized, end of period	$71.8	$47.7	$36.8

*	Included in “Other” above for the years ended December 31, 2005 and 2004 is interest which was capitalized to inventory that was subsequently contributed to an unconsolidated joint venture. For the years ended December 31, 2006, 2005, and 2004, all interest incurred has been capitalized.
     In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At December 31, 2006 and 2005, we had refundable and non-refundable deposits aggregating $229.6 million and $218.5 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits and letters of credit.
     Homebuilders may enter into option contracts for the purchase of land or homesites with land sellers and third-party financial entities, some of which qualify as VIEs under FIN 46(R). FIN 46(R) addresses consolidation by business enterprises of VIEs in which an entity absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Obligations for inventory not owned in our consolidated statements of financial condition represent liabilities associated with our land banking and similar activities, including obligations in VIEs which have been consolidated by us and in which we have a less than 50% ownership interest, and the creditors have no recourse against us. As a result, the obligations have been specifically excluded from the calculation of leverage ratios pursuant to the terms of our revolving credit facility.
     In applying FIN 46(R) to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, FIN 46(R) requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is generally limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of FIN 46(R) at December 31, 2006 was to increase inventory by $123.1 million, excluding deposits of $6.6 million, which had been previously recorded, with a corresponding increase to “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs. Our potential exposure to loss in VIEs where we are not the primary beneficiary would primarily be the forfeiture of our deposit and/or letters of credits placed on land purchase and option contracts. At December 31, 2006 and 2005, our deposits placed on land purchase and option contracts amounted to $229.6 million and $218.5 million, respectively and our letters of credit placed on land purchase and option contracts amounted to $257.8 million and $186.9 million, respectively.
     From time to time, we transfer title to certain parcels of land to unrelated third parties and enter into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS 66, we have accounted for these transactions as financing arrangements. At December 31, 2006, $215.4 million of inventory not owned and obligations for inventory not owned relates to sales where we have retained a continuing involvement.
     In accordance with SFAS 144, we carry long-lived assets at the lower of the carrying amount or fair value. We evaluate an asset for impairment when events and circumstances indicate that they may be impaired. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the year ended December 31, 2006, we recorded an impairment loss of $82.0 million, which is included in cost of sales – inventory impairments and abandonment costs in the accompanying consolidated statement of operations as compared to $6.5 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2006, we also recorded a charge of $73.5 million in deposits and abandonment costs, which is included in cost of sales – inventory impairments and abandonment costs in the accompanying consolidated statement of operations, related to land that we no longer intend to purchase or build on, as compared to $0.6 million and $4.5 million for the years ended December 31, 2005 and 2004, respectively.

	Year Ended December 31,
	2006	2005	2004
Impairment charges on active communities:
Homebuilding:
Florida	$13.2	$1.8	$—
Mid-Atlantic	26.2	0.8	—
Texas	0.7	—	—
West	41.9	3.9	0.3

Total impairment charges on active communities	$82.0	$6.5	$0.3

	Year Ended December 31,
	2006	2005	2004
Write-offs of deposits and abandonment costs:
Homebuilding:
Florida	$8.3	$—	$0.1
Mid-Atlantic	11.8	—	0.1
Texas	2.4	0.6	2.0
West	51.0	—	2.3

Total write-offs of deposits and abandonment costs	$73.5	$0.6	$4.5

4. Transeastern Joint Venture
          We acquired our 50% interest in the Transeastern JV on August 1, 2005, when the Transeastern JV acquired substantially all of the homebuilding assets and operations of Transeastern Properties including work in process, finished lots and certain land option rights. The Transeastern JV paid approximately $826.2 million for these assets and operations (which included the assumption of $127.1 million of liabilities and certain transaction costs, net of $30.1 million of cash). The other member of the joint venture is an entity controlled by the former majority owners of Transeastern Properties, Inc. We continue to function as the managing member of the Transeastern JV through our wholly owned subsidiary, TOUSA Homes L.P.
          When the Transeastern JV was formed in August of 2005, it had more than 3,000 homes in backlog and projected 2006 deliveries of approximately 3,500 homes. Since that time, the Florida housing market has become more challenging and is now characterized by weak demand, an over-supply of new and existing homes available for sale, increased competition, and an overall lack of buyer urgency. These conditions have caused elevated cancellation rates and downward pressure on margins due to increased sales incentives and higher advertising and broker commissions. These conditions have caused significant liquidity problems for the joint venture. In September 2006, management of the joint venture developed and distributed to its members financial projections that indicated the joint venture would not have the ability to continue as a going concern under the current debt structure.
          For its fiscal year ended November 30, 2006, the Transeastern JV recorded a net loss of $468.0 million. A significant portion of the Transeastern JV’s loss can be attributed to $279.8 million in inventory impairments, write-off of land deposits and abandonment costs. The joint venture also recorded $176.6 million of impairment charges on goodwill and other intangible assets during fiscal 2006. After recognizing the impairment charges discussed above, the carrying value of the Transeastern JV’s assets at November 30, 2006 approximated $471.0 million, of which $293.9 million represented land and construction in progress. At November 30, 2006, the liabilities of the Transeastern JV amounted to $810.6 million, of which $625.0 million represents the bank debt. At November 30, 2006, the joint venture’s liabilities exceeded its assets by $339.6 million and there is substantial doubt about the entity’s ability to continue as a going concern without a complete restructuring of the joint venture’s debt and equity or an infusion of additional capital by its members. As a result, the Transeastern JV received a going concern opinion on its audited consolidated financial statements for the year ended November 30, 2006. These financial statements have been included as an exhibit to our Form 10-K (See Exhibit 99.1).
          Upon formation of the Transeastern JV, for the benefit of the senior and mezzanine lenders to the joint venture, we entered into Completion Guarantees relating to the completion of certain development activities in process as of August 1, 2005, the payment of certain related project costs, and the payment, bonding or removal of certain mechanics’ liens in the event the joint venture failed to complete these activities (the “Completion Guarantees”). We also entered into Carve-Out Guarantees to indemnify the lenders for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements arising out of fraud or material misrepresentation by any of the borrowing entities; misappropriation by the borrowing entities of certain payments; improper use of insurance proceeds; intentional misconduct or waste with respect to the collateral; and/or failure to maintain insurance or pay taxes (the “Carve-Out Guarantees”). The other member of the joint venture also executed Carve-Out Guarantees; however, if it is determined that the lenders' losses are a result of our acts or omissions, we must indemnify the other member for any damages under the Carve-Out Guarantees. If we, the joint venture or any of its subsidiaries files for bankruptcy protection, we may be responsible for payment of the full amount of the outstanding loans. As of December 31, 2006, the Transeastern JV had approximately $625.0 million of bank debt outstanding of which $400.0 million was senior debt.
          On October 31, 2006 and November 1, 2006, we received demand letters from the administrative agent for the lenders to the Transeastern JV demanding payment under the Completion Guarantees and Carve-Out Guarantees. The demand letters allege that potential defaults and events of default had occurred under the credit agreements and that such potential defaults or events of default had triggered our obligations under the guarantees. The lenders claim that our guarantee obligations equal or exceed all of the outstanding obligations under each of the credit agreements and that we are liable for default interest, costs and expenses. In addition, the administrative agent on the senior debt has, among other things, recently demanded the accrual of a 50 basis point forbearance fee, the accrual of default interest, and a 25 basis point increase in the interest rate and letter of credit fees on the senior debt.
          On November 28, 2006, we filed suit against Deutsche Bank Trust Company Americas (“DBTCA”) in Florida seeking a declaratory judgement that our obligations under the guarantees have not been triggered and/or that our exposure under the guarantees is not as alleged by DBTCA. On November 29, 2006, Deutsche Bank filed suit in New York against us alleging claims arising out of its demands under the Completion Guaranty and Carve-Out Guaranty described above. On November 28, 2006, we engaged financial advisors to support us in addressing the Transeastern JV situation and best strategies for us to pursue. Following discussions among the parties and their advisors, both sides agreed to pursue settlement discussions versus lengthy and uncertain litigation.

          We have disputed and continue to dispute these allegations. However, we continue to engage in settlement discussions with representatives of the current lenders to the Transeastern JV and with the other member of the joint venture. As part of the discussions, we have proposed a structure in which either the joint venture or the successor to some or all of its assets would become our wholly or majority-owned subsidiary. The proposal also contemplates paying the joint venture’s $400.0 million of senior debt in full through the incurrence of additional indebtedness.
          A settlement with the joint venture’s mezzanine lenders, if one is reached, could result in, among other things, the issuance of equity and/or debt securities by us or one of our subsidiaries, and the joint venture. We are also in discussions regarding the joint venture’s obligations with respect to terminating the joint venture’s rights under option contracts and any obligations under its completion guarantees and construction obligations. In connection with making the joint venture our wholly or majority-owned subsidiary, we are in discussions with the other member of the joint venture which consider among other things, releasing potential claims, terminating the joint venture’s rights under land banks to purchase certain properties in which the member’s affiliates have interests, and releasing the joint venture from its obligations with respect to certain properties including land bank arrangements. To date, the interested parties have agreed to extend the joint venture’s rights under the agreements through payment of fees. However, to preserve the joint venture’s rights under the land bank arrangements, or for other reasons, the lenders to the joint venture could cause their respective joint venture borrowers to file for bankruptcy at any time. The mezzanine lenders have asserted that they can trigger full recourse liability against us by exercising certain rights that would allow those lenders to acquire control of the mezzanine borrowers. The mezzanine lenders have further asserted that if they do so, a voluntary bankruptcy filing at the ultimate direction of the mezzanine lenders, would trigger full recourse liability against us. We dispute that a voluntary bankruptcy filed at the direction of the mezzanine lenders, either directly or indirectly, would trigger full recourse liability.
          There is no assurance that we will be able to reach satisfactory settlements in these negotiations. Any settlements are likely to involve us incurring more indebtedness, which could, among other things, increase our debt servicing obligations and reduce our ability to incur indebtedness in the future. See “Risk Factors — Risk Related to Our Business – We expect our potential obligations under the guarantees rendered in connection with the Transeastern Joint Venture or any settlement thereof will have a material adverse effect on our consolidated financial position and results of operations and could cause defaults under our financing documents.”
          While we remain committed to working with all interested parties to achieve a consensual global resolution, settlement discussions are ongoing and we may be unable to agree to a settlement with the lenders or other parties, including obtaining necessary consents and financings. Even if a settlement is reached, we cannot predict the outcome of any such settlement, including the cash or other contributions we may have to make in order to effectuate any such settlement if there is one at all. Additionally, we may choose to pursue other strategies and alternatives with respect to the joint venture. If we are unable to reach a settlement and become liable under some or all of the guarantees, it may have a material adverse affect on our business and liquidity and defaults under documents governing our existing indebtedness could occur which may require us to consider all of our alternatives in restructuring our business and our capital structure.
          As a result of these and other factors, during the year ended December 31, 2006, we evaluated the recoverability of our investment in the joint venture, under APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and determined our investment to be fully impaired. As of December 31, 2006, we wrote-off $145.1 million related to our investment in the Transeastern JV, which included $31.3 million of member loans receivable and $21.4 million of receivables for management fees, advances and interest due to us from the joint venture and our equity share in income previously recognized from the Transeastern JV. Our write-off of $145.1 million is included in loss from joint ventures in the accompanying consolidated statement of operations.
          In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”) and other authoritative guidance, we have evaluated whether any amount should be accrued in connection with a proposed settlement in connection with a potential restructuring of the Transeastern JV as discussed above. In performing our evaluation, management determined that a range of loss could be estimated under the assumption that a settlement could be reached. As we determined that no one amount in that range is more likely than any other, the lower end of the range has been accrued. Accordingly, we have accrued $275.0 million (reflecting our estimate of the low end of the range of a potential loss as determined by taking the difference between the estimated fair market value of the consideration we expect to pay in connection with the global settlement less the estimated fair market value of the business we would acquire pursuant to our proposal) which is presented as a separate line item in our consolidated statement of operations for the year ended December 31, 2006 and is included in accounts payable and other liabilities in our consolidated statement of financial condition as of December 31, 2006. Our estimate of the high end of the range is $388.0 million, assuming full repayment of the outstanding indebtedness. Our estimated loss could change as a result of changes in settlement offers and a change in the estimated fair value of the business to be acquired. We will continue to evaluate the adequacy of this loss contingency on an ongoing basis. No assurance can be given as to what amounts would have to be ultimately paid in any settlement if one can be reached at all.

5. Investments in Unconsolidated Joint Ventures (Excluding the Transeastern JV)
     Summarized condensed combined financial information on unconsolidated entities in which we have investments that are accounted for by the equity method, excluding the Transeastern JV, is as follows (dollars in millions):

	December 31, 2006
	Land	Home
	Development	Construction	Total
Assets:
Cash	$5.6	$30.4	$36.0
Inventories	382.9	314.5	697.4
Other assets	7.1	5.3	12.4

Total assets	$395.6	$350.2	$745.8

Liabilities and equity:
Accounts payable and other liabilities	$77.7	$56.5	$134.2
Notes payable	195.7	161.3	357.0
Equity of:
Technical Olympic USA, Inc.	55.1	83.3	138.4
Others	67.1	49.1	116.2

Total equity	122.2	132.4	254.6

Total liabilities and equity	$395.6	$350.2	$745.8

	December 31, 2005
	Land	Home	Total
	Development	Construction
Assets:
Cash	$13.4	$30.9	$44.3
Inventories	306.1	375.9	682.0
Other assets	3.3	7.1	10.4

Total assets	$322.8	$413.9	$736.7

Liabilities and equity:
Accounts payable and other liabilities	$6.6	$43.6	$50.2
Notes payable	142.0	196.5	338.5
Equity of:
Technical Olympic USA, Inc.	86.1	85.2	171.3
Others	88.1	88.6	176.7

Total equity	174.2	173.8	348.0

Total liabilities and equity	$322.8	$413.9	$736.7

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Land	Home		Land	Home
	Development	Construction	Total	Development	Construction	Total
Revenues	$24.5	$621.9	$646.4	$34.6	$437.5	$472.1
Cost and expenses	25.3	545.1	570.4	35.3	380.9	416.2

Net earnings (losses) of unconsolidated joint ventures	$(0.8)	$76.8	$76.0	$(0.7)	$56.6	$55.9

Our share of net earnings (losses)	$(0.2)	$60.0	$59.8	$(0.8)	$30.5	$29.7
Management fees earned	3.1	29.0	32.1	3.1	22.2	25.3

Income from unconsolidated joint ventures	$2.9	$89.0	$91.9	$2.3	$52.7	$55.0

     We enter into strategic joint ventures to acquire, to develop and to sell land and/or homesites, as well as to construct and sell homes, in which we have a voting ownership interest of 50% or less and do not have a controlling interest. Our partners generally are unrelated homebuilders, land sellers, financial partners or other real estate entities. Certain of these joint ventures have third party debt that is secured by the assets of the joint venture; however, we may be responsible for certain indemnity and completion obligations in the event the joint venture fails to fulfill certain of its obligations and may be obligated to repay the entire indebtedness upon certain bankruptcy events. At December 31, 2006 and 2005, we had receivables of $27.2 million and $27.0 million from these joint ventures, of which $1.0 million and $12.4 million represent notes receivable, respectively.
     In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We received management fees from these unconsolidated entities of $32.1 million, $25.3 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. These fees are included in income from joint ventures in the accompanying consolidated statements of income. In the aggregate, these joint ventures delivered (excluding the Transeastern JV) 1,778 and 1,319 homes for the years ended December 31, 2006 and 2005, respectively.
     In December 2004, we entered into a joint venture agreement with Sunbelt Holdings (“Sunbelt”) to form Engle/Sunbelt Holdings, LLC (“Engle/Sunbelt”). Engle/Sunbelt was formed to develop finished homesites and deliver homes in the Phoenix, Arizona market, and upon its inception, the partnership acquired eight of our existing communities in Phoenix, Arizona. We and Suntous contributed capital of approximately $28.0 million and $3.2 million, respectively, to Engle/Sunbelt and the joint venture itself obtained financing arrangements with an aggregate borrowing capacity of $180.0 million, of which $150.0 million related to a term loan and $30.0 million related to a revolving mezzanine financing instrument.
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
     In connection with these contributions of assets to Engle/Sunbelt, we realized a gain of $42.6 million for the year ended December 31, 2005. Due to our continuing involvement with these assets through our investment, for the year ended December 31, 2005 we deferred $36.3 million of this gain. This deferral is being recognized in the consolidated statement of income as homes are delivered by the joint venture. For the years ended December 31, 2006 and 2005, $12.0 million and $18.7 million, respectively, of the deferred gain was recognized and included in cost of sales-land in the accompanying consolidated statement of income.
     In March 2006, we assigned to Engle/Sunbelt our rights under a contract to purchase approximately 539 acres of raw land. We received $18.7 million for the assignment of the purchase contract. In connection with this assignment, we realized a gain of $15.8 million, of which $2.3 million was recognized and included in cost of sales-land sales in the accompanying consolidated statements of operations for the year ended December 31, 2006. Due to our continuing involvement with this contract through our investment in the joint venture, we deferred $13.5 million of this gain. This deferral is being recognized in the consolidated statement of operations as homes are delivered by the joint venture.
     At December 31, 2006 and 2005, $5.6 million and $17.6 million, respectively, continued to be deferred as a result of the contributed assets and contract assignment to Engle/Sunbelt, and is included in accounts payable and other liabilities in the accompanying consolidated statements of financial condition.
     Certain of our unconsolidated joint venture agreements require the ventures to allocate earnings to the members using preferred return levels based on actual and expected cash flows throughout the life of the venture. Accordingly, determination of the allocation of the members’ earnings in these joint ventures can only be certain at or near the completion of the project and upon agreement of the partners. In order to allocate earnings, the members of the joint venture must make estimates based on expected cash flows throughout the life of the venture. During the three months ended September 30, 2006, two of our unconsolidated joint ventures neared completion, which allowed the joint venture to adjust the income allocation to its members based on the final cash flow projections. The reallocation of earnings resulted in the recognition of an additional $5.9 million in income from unconsolidated joint ventures during the three months ended September 30, 2006. We have evaluated these revisions in earnings allocations under SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Opinion No. 20 and FASB Statement No. 3 and have appropriately accounted for this change in estimate in our September 30, 2006 and December 31, 2006 consolidated financial statements. We subsequently sold the property for approximately $34.7 million, which resulted in the recognition of a $7.5 million loss.
     On August 30, 2006, we terminated one of our unconsolidated joint ventures that was formed to purchase land, construct and develop a condominium project in Northern Virginia. As part of the agreement, we purchased our partner’s interest in the venture for $32.6 million. After purchasing our partner’s interest, we became the sole member of the entity as a consolidated subsidiary. The purchase price was allocated to the net assets of the venture, which were comprised primarily of inventory.
     During the year ended December 31, 2006, we evaluated the recoverability of our investment in and receivables from an unconsolidated joint venture located in Southwest Florida, under APB 18, and have recorded an impairment of $7.7 million, which is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.
6. Accounts Payable and Other Liabilities
     Accounts payable and other liabilities consist of the following (dollars in millions):

	December 31,
	2006	2005
Homebuilding:
Accrual for settlement of loss contingency	$275.0	$—
Accounts payable	75.6	66.5
Interest	37.8	32.7
Compensation	28.1	42.3
Taxes, including income and real estate	12.1	80.5
Accrual for unpaid invoices on delivered homes	24.6	24.9
Accrued expenses	51.5	33.5
Warranty costs	8.1	7.0
Deferred revenue	50.7	42.0

Total accounts payable and other liabilities	$563.5	$329.4

7. Homebuilding and Financial Services Borrowings
     Homebuilding Borrowings
        Homebuilding borrowings consists of the following (dollars in millions):

	December 31,
	2006	2005
Senior notes due 2010, at 9% (a)	$300.0	$300.0
Senior notes due 2011, at 8 1/4% (a)	250.0	—
Discount on senior notes	(3.5)	(3.1)
Senior subordinated notes due 2012, at 10 3/8% (a)	185.0	185.0
Senior subordinated notes due 2011, at 7 1/2% (a)	125.0	125.0
Senior subordinated notes due 2015, at 7 1/2% (a)	200.0	200.0
Premium on senior subordinated notes	4.2	4.7
Revolving credit facility (b)	—	65.0

	$1,060.7	$876.6

(a)	Interest on the senior notes due 2010 and senior subordinated notes due 2012 is payable semi-annually on January 1 and July 1 of each year. Interest on the senior subordinated notes due 2011 and 2015 is payable semi-annually on March 15 and September 15 of each year, and January 15 and July 15 of each year, respectively. Interest on the senior notes due 2010 is payable semi-annually on April 1 and October 1 of each year. Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material direct and indirect subsidiaries (“Guarantor Subsidiaries”), other than our mortgage and title operations subsidiaries ( “Non-guarantor Subsidiaries”). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The indentures governing the senior notes and senior subordinated notes require us to maintain a minimum net worth and place certain restrictions on our ability, among other things, to incur additional debt (other than under our revolving credit facility), pay or make dividends or other distributions, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts, and merge or consolidate with other entities.

Our outstanding senior notes and senior subordinated notes have call features that allow redemption of the notes prior to maturity, upon payment of a “make-whole” premium or, in certain cases, a stated premium as provided in the relevant indenture.

(b)	At December 31, 2005, our revolving credit facility permitted us to borrow up to the lesser of (i) $600.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The revolving credit facility also has a letter of credit subfacility of $300.0 million. In addition, we had the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we give 10 business days’ notice of our intention to increase the size of the facility and we meet the following conditions: (i) at the time of and after giving effect to the increase, we are in pro forma compliance with our financial covenants; (ii) no default or event of default has occurred and is continuing or would result from the increase, and (iii) the conditions precedent to a borrowing are satisfied as of such date. The revolving credit facility was to expire on October 26, 2008. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrued interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citicorp’s base rate or (B) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar base rate for the interest period. Applicable margins were adjusted based on the ratio of our liabilities (net of unrestricted cash in excess of $10 million) to our adjusted tangible net worth or our senior debt rating. The revolving credit facility required us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements. The revolving credit facility also places certain restrictions on, among other things, our ability to pay or declare dividends or other special payments, create or permit certain liens, make investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. Our obligations under the revolving credit facility are guaranteed by our Guarantor Subsidiaries. As of December 31, 2005, we had $65.0 million in borrowings under the revolving credit facility and had issued letters of credit totaling $218.9 million.

On March 9, 2006, we entered into a new $800.0 million unsecured revolving credit facility replacing our previous $600.0 million revolving credit facility. The new revolving credit facility is substantially similar to our prior revolving credit facility and permits us to borrow to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement) minus our outstanding senior debt. The new unsecured revolving credit facility also has a letter credit subfacility of $400.0 million. Loans outstanding under the new revolving credit facility may be base rate loans or Eurodollar loans, at our election. Our obligations under the new revolving credit facility are guaranteed by our Guarantor Subsidiaries. The new revolving credit facility requires us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements. The new revolving credit facility also places certain restrictions on, among other things, our ability to pay or declare dividends or other special payments, create or permit certain liens, make investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. The new revolving credit facility expires on March 9, 2010. In addition, we have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we satisfy certain conditions.

On October 23, 2006, we amended our new $800.0 million revolving credit facility. This amendment changes our existing unsecured revolving credit facility to a secured revolving credit facility, which permits us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base calculated in accordance with the amendment. The amendment changes certain definitions in the new revolving credit facility, provides for mortgage requirements on the borrowing base assets, provides interim borrowing limits until the borrowing base assets have been securitized, and provides limitations on future investments in or advances to the Transeastern JV.

On December 20, 2006, we amended our $800.0 million revolving credit facility to extend the timing of delivery relative to mortgage requirements on borrowing base assets and our financial projections.

On January 30, 2007, we amended and restated in its entirety the Credit Agreement among the Company, the Lenders and the Administrative Agent dated as of March 9, 2006, as amended on October 23, 2006 and December 20, 2006 (the “Amended Credit Agreement”). Among other things, the Amended Credit Agreement extended the dates by which the Company and its Subsidiaries are to deliver mortgages on certain assets of the Company and such assets are included in the Borrowing Base, as such term is defined in the Amended Credit Agreement. In addition, certain subsidiaries of the Company which had previously been guarantors of the Company’s obligations under the previous credit agreement are now co-borrowers under the Amended Credit Agreement with the Company (and continue to guarantee the obligations of the Company). The Amended Credit Agreement is otherwise substantially similar to the previous credit agreement in that it continues to permit us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement). The facility has a letter of credit subfacility of $400.0 million. In addition, we continue to have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we give 10 business days’ notice of our intention to increase the size of the facility, there are lenders (existing or new) who are willing to commit to such an increase and we meet the following conditions: (i) at the time of and after giving effect to the increase, we are in pro forma compliance with our financial covenants; (ii) no default or event of default has occurred and is continuing or would result from the increase; and (iii) the conditions precedent to a borrowing are satisfied as of such date. The revolving credit facility expires on March 9, 2010, at which time we will be required to repay all outstanding principal. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citicorp’s base rate or (B) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar base rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities (net of our unrestricted cash in excess of $10 million) to our adjusted tangible net worth or our senior debt rating. The Amended Credit Agreement continues to require us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements and continues to contain certain restrictions on, among other things, our ability to pay or make dividends or other distributions, create or permit certain liens, make investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. Our obligations under the Amended Credit Agreement continues to be guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries).

On March 13, 2007, we amended the Amended and Restated Credit Agreement. The amendment to the Amended and Restated Credit Agreement reduced the interest coverage ratio for the third and fourth quarters of 2007 from 2.00 to 1 to a new ratio of 1:35 to 1. In addition, we agreed to increase the applicable margin on Eurodollar rate loans and base rate loans to us by .25%. In connection with this amendment, we are required to pay a fee of up to $2.0 million in expenses.

As of December 31, 2006, we had no borrowings under the new revolving credit facility, as amended, had issued letters of credit totaling $294.9 million and had $275.2 million in availability, all of which we could have borrowed without violating any of our debt covenants. Our availability under the Amended Credit Agreement would have been $478.8 million on December 31, 2006, had all mortgage requirements been satisfied. We are currently in the process of satisfying the mortgage requirements and anticipate substantially completing this process by April 2007.
(c)	On April 12, 2006, we issued $250.0 million of the 8 1/4% Senior Notes due 2011. The net proceeds of $248.8 million were used to repay amounts outstanding under our previous revolving credit facility. These notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The indenture governing the senior notes requires us to maintain a minimum consolidated net worth and places certain restrictions on our ability, among other things, to incur additional debt, pay or declare dividends or other restricted payments, sell assets, enter into transactions with affiliates, and merge or consolidate with other entities. Interest on these notes is payable semi-annually.
     In connection with the issuance of the 8 1/4% senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions). The registration statement has not been declared effective within the required 180 days of issuance and, as a result, on October 9, 2006 in accordance with the terms of the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and shall increase by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. As of December 31, 2006 we have incurred approximately $0.1 million of additional interest expense as a result of such default.
  Financial Services Borrowings
     Our mortgage subsidiary has the ability to borrow up to $150.0 million under two warehouse lines of credit to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”), which was amended on December 9, 2006, provides for revolving loans of up to $100.0 million. The Primary Warehouse Line of Credit, as amended, expires on December 8, 2007. The Primary Warehouse Line of Credit, as amended, bears interest at the 30 day LIBOR rate plus a margin of 1.0% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Primary Warehouse Line of Credit, as amended, also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or declare dividends or other restricted payments, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities.
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
     On February 11, 2006, our Secondary Warehouse Line of Credit was amended and is comprised of (1) a credit facility providing for revolving loans of up to $30.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $20.0 million in mortgage loans generated by our mortgage subsidiary. At no time may the amount outstanding under this Secondary Warehouse Line of Credit, as amended, plus the amount of purchased loans pursuant to the purchase and sale agreement exceed $50.0 million. The Secondary Warehouse Line of Credit, as amended, bears interest at the 30 day LIBOR rate plus a margin of 1.125%. Effective February 11, 2007 the Secondary Warehouse Line of Credit was extended to May 12, 2007. It is our intent to extend this maturity date.
     Both lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At December 31, 2006, we had $35.4 million in borrowings under our mortgage subsidiary’s warehouse lines of credit.

  Borrowing Capacity
     At December 31, 2006, we had the capacity to borrow an additional $275.2 million under the revolving credit facility and $114.6 million under the warehouse lines of credit, subject to satisfying the relevant borrowing conditions in those facilities.
8. Commitments and Contingencies
     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, excluding the Transeastern JV matter discussed below under Liquidity and in further detail in Note 4, is not expected to have a material adverse effect on our consolidated financial position or results of operations.
  Warranty
     We provide homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. We generally have recourse against our subcontractors for claims relating to workmanship and materials. We also provide up to a ten-year homeowner’s warranty which covers major structural and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. Estimated warranty costs are recorded at the time of sale based on historical experience and current factor. Warranty costs are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.
     During the years ended December 31, 2006 and 2005, the activity in our warranty cost accrual consisted of the following (dollars in millions):

	Year Ended December 31,
	2006	2005
Accrued warranty costs at January 1	$7.0	$6.5
Liability recorded for warranties issued during the period	7.6	12.0
Warranty work performed	(9.2)	(9.1)
Liability recorded for pre-existing warranties	2.7	(2.4)

Accrued warranty costs at December 31	$8.1	$7.0

  Letters of Credit
     We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and homesite purchase contract deposits. At December 31, 2006, we had total outstanding letters of credit and performance / surety bonds under these arrangements of approximately $294.9 million and $300.5 million, respectively.
  Mortgage Insurance
     We entered into an agreement with an insurance company to underwrite private mortgage insurance on certain loans originated by our mortgage services subsidiary. Under the terms of the agreement, we share in the premiums generated on the loans and are exposed to losses in the event of a loan default. At December 31, 2006, our maximum exposure to losses relating to loans insured is approximately $5.9 million, which is further limited to the amounts held in trust of approximately $1.9 million. We minimize the credit risk associated with such loans through credit investigations of customers as part of the loan origination process and by monitoring the status of the loans and related collateral on a continuous basis.
  One-Time Termination Benefits
     During the year ended December 31, 2006, we recorded $11.5 million of one-time termination benefits and contract termination costs which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The termination benefits related to employees that were involuntarily terminated and are no longer providing services. The contract termination costs related to costs that will continue to be incurred under consulting contracts for their remaining terms for which we are not receiving economic benefit.
  Liquidity
     Our Homebuilding results reflect the continue deterioration of conditions in most of our markets throughout our fiscal year ended December 31, 2006, characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The slowdown in the housing market has led to increased sales incentives, increased pressure on margins, higher cancellation rates, increased advertising expenditures and broker commissions, and increased inventories. We are responding to these situations by analyzing our sales positions and product mix in each of our markets, renegotiating takedowns under homesite and land option contracts, curtailing land acquisition, working with our suppliers to reduce costs and reducing our general and administrative expenses.
     As previously discussed in Note 7, we amended our $800.0 million revolving credit facility. This amendment requires us to have liens and security interests filed on our borrowing base assets to secure the revolving credit facility, as amended. Our availability under the revolving credit facility, as amended, at December 31, 2006 was $275.2 million. Our availability would have been $478.8 million at December 31, 2006, had all liens and security interests been filed.
     During 2006, we evaluated our investment in the Transeastern JV and determined our investment in the joint venture was not recoverable based on the entity’s current financial structure combined with the deteriorating market conditions described in the paragraph above. As a result, we wrote-off our entire investment of $145.1 million. As previously discussed in Note 4, we received demand letters from Deutsche Bank demanding payment under the Completion Guarantees and Carve-Out Guarantees. The demand letters allege that the Transeastern JV has failed to comply with certain of its obligations pursuant to the Credit Agreements. The demand letters allege potential defaults and that events of default have occurred under the Guarantees that have triggered our obligations to pay all of the outstanding obligations under each of the credit agreements and that we are liable for default interest, costs and expenses. We do not believe that our obligations pursuant to the Guarantees have been triggered, and we have and continue to dispute these allegations. We are in discussions with the Administrative Agent and the lenders concerning this situation. If it is determined that we have significant obligations under these Guarantees, this could have a material adverse effect on our consolidated financial position and results of operations including increased debt and related interest.
     We believe that based on our financial position, availability under our Amended Credit Agreement and our asset management initiatives, and in light of the current status of our negotiations with the lenders to the Transeastern JV, our lenders, financing sources, the other member of the Transeastern JV, and the joint venture’s land bankers, we will continue to provide sufficient liquidity to fund our operations.
  Operating Leases
     At December 31, 2006, we are obligated under non-cancellable operating leases of office space, model homes and equipment. For the years ended December 31, 2006, 2005, and 2004 rent expense under operating leases was $18.5 million, $14.4 million, and $13.9 million, respectively. Certain of our leases have renewal periods and/or escalation clauses. Minimum annual lease payments under these leases at December 31, 2006 are as follows (dollars in millions):

2007	$12.1
2008	8.3
2009	6.1
2010	4.4
2011	2.7
Thereafter	7.7

$41.3

9. Related Party Transactions

     In 2000, we entered into a purchasing agreement with our ultimate parent, Technical Olympic S.A. The agreement provided that Technical Olympic S.A. would purchase certain of the materials and supplies necessary for operations and sell them to our entities, all in an effort to consolidate the purchasing function. Although Technical Olympic S.A. would incur certain franchise tax expense, we would not be required to pay such additional purchasing liability. Technical Olympic S.A. purchased $366.9 million, $347.1 million, and $302.6 million of materials and supplies on our behalf during the years ended December 31, 2006, 2005, and 2004, respectively. These materials and supplies bought by Technical Olympic S.A. under the purchasing agreement are provided to us at Technical Olympic S.A.’s cost. We do not pay a fee or other consideration to Technical Olympic S.A. under the purchasing agreement. We may terminate the purchasing agreement upon 60 days prior notice.
     In 2000, we entered into a management services agreement with Technical Olympic, Inc., whereby Technical Olympic, Inc. will provide certain advisory, administrative and other services. The management services agreement was amended and restated on June 13, 2003. Technical Olympic, Inc. assigned its obligations and rights under the amended and restated management agreement to Technical Olympic Services, Inc., a Delaware corporation wholly-owned by Technical Olympic S.A., effective as of October 29, 2003. For the years ended December 31, 2006, 2005, and 2004, we incurred $0.5 million, $3.5 million, and $2.5 million, respectively. At December 31, 2005 and 2004, we accrued $3.0 million and $2.0 million, respectively, and is included in accounts payable and other liabilities in the accompanying consolidated statements of financial condition. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
     We have sold certain undeveloped real estate tracts to, and entered into a number of agreements (including option contracts and construction contracts) with, Equity Investments LLC, a limited liability company controlled by the brother of one of our executives. We made payments of $15.1 million, $11.8 million, and $5.5 million to this entity pursuant to these agreements during the years ended December 31, 2006, 2005, and 2004, respectively. We believe that the terms of these agreements include purchase prices that approximate fair market values.
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
     During 2005, we acquired $15.5 million in work in process inventory from Transeastern Properties, Inc. and simultaneously entered into an agreement to sell the inventory to the Transeastern JV at a future date. In December 2006, the Transeastern JV purchased the inventory for approximately $16.6 million. We deferred the $1.1 million gain on the transaction all of which was recognized during the year ended December 31, 2006.
     During 2006, we entered into compensation arrangements with two board members that are affiliated with our majority shareholder. These arrangements provide for annual compensation of $300,000 for each board member and for a term of one year with automatic annual renewals.
     During November 2006, we purchased homes in backlog inventory with a total sales value totaling $17.6 million from the Transeastern JV for a purchase price of $15.2 million, of which $0.2 million has been held in escrow pending the completion of work. An additional $1.2 million will be paid to the Transeastern JV if certain conditions are met when these homes are sold to third parties.
10. Income Taxes
     Components of income tax expense (benefit) consist of (dollars in millions):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$106.3	$120.0	$65.5
State	6.3	4.6	5.6

	112.6	124.6	71.1

Deferred:
Federal	(150.6)	2.0	(0.6)
State	(5.0)	—	(0.1)

	(155.6)	2.0	(0.7)

	$(43.0)	$126.6	$70.4

     The difference between total reported income taxes and expected income tax expense (benefit) computed by applying the federal statutory income tax rate of 35% and our effective income tax rate of 17.6% for 2006, and 36.7% for 2005 and 2004, respectively, to income before provision for income taxes is reconciled as follows (dollars in millions):

	Year Ended December 31,
	2006	2005	2004
Computed income tax expense (benefit) at statutory rate	$(85.5)	$120.1	$66.5
State income taxes	1.2	5.8	2.7
Change in valuation allowance	42.1	—	—
Other, net	(0.8)	0.7	1.2

Income taxes	$(43.0)	$126.6	$70.4

     Significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (dollars in millions):

	December 31,
	2006	2005
Deferred tax assets:
Warranty, legal and insurance reserves	$6.7	$5.7
Inventory	48.6	9.0
Accrued compensation	7.9	6.5
Investments in unconsolidated entities	150.6	1.7
State net operating loss carryforwards	2.7	0.6
Other	3.6	2.8

Total deferred tax assets	220.1	26.3
Deferred tax liabilities:
Property and equipment	(1.8)	(1.1)
Amortizable intangibles	(13.1)	(12.1)
Prepaid expenses	(0.1)	(2.4)
Prepaid commissions and differences in reporting selling and marketing	(2.4)	(4.5)
Other	—	(1.2)

Total deferred tax liabilities	(17.4)	(21.3)
Valuation allowance	(42.1)	—

Net deferred tax asset	$160.6	$5.0

     The net deferred tax asset included in other assets in the accompanying consolidated statements of financial condition at December 31, 2006 and 2005 was $160.6 million and $5.0 million, respectively. We record a valuation allowance for those deferred tax assets for which we believe it is not “more likely than not” that we will realize the benefit. The majority of the valuation allowance at December 31, 2006 relates to a portion of the settlement offer in connection with the $275.0 million loss contingency recognized (see note 4). The net change in the valuation allowance for the years ended December 31, 2006 and 2005 was $(42.1) million and $0.0 million, respectively.
     The Internal Revenue Service is auditing the Company’s consolidated tax return for fiscal year 2004. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
11. Stockholders’ Equity
     On September 13, 2005, pursuant to an underwritten public offering, we sold 3,358,000 shares of our common stock at a price of $28.00 per share. The net proceeds of the offering to us were $89.2 million, after deducting offering costs and underwriting fees of $4.8 million. The offering proceeds were used to pay outstanding indebtedness under our revolving credit facility.
     At December 31, 2005, our chief executive officer had the right to purchase 1% of our outstanding common stock on January 1, 2007 for $16.23 per share and an additional 1% on January 1, 2008 for $17.85 per share. These rights were being accounted for under the variable accounting method as provided by APB No. 25. In connection with these rights, we recognized compensation expense of $1.3 million during the year ended December 31, 2005 which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.
     On January 13, 2006, our chief executive officer’s employment agreement was amended to grant him 1,323,940 options at an exercise price of $23.62 per share and provide for a bonus award of $8.7 million in lieu of the common stock purchase rights described above. (see Note 12).
12. Stock Option Plan
     During 2001, we adopted the Technical Olympic USA, Inc. Annual and Long-Term Incentive Plan (as amended and restated on October 5, 2004), formerly known as the Newmark Homes Corp. Annual and Long-Term Incentive Plan (the “Plan”), pursuant to which our employees, consultants and directors, and those of our subsidiaries and affiliated entities are eligible to receive options to purchase shares of common stock. Each stock option expires on a date determined when options are granted, but not more than ten years after the date of grant. Stock options granted have a vesting period ranging from immediate vesting to a graded vesting over five years. On May 19, 2006 the shareholders approved an increase in the maximum number of shares that may be awarded under the Plan by 750,000, increasing, the maximum number of shares with respect to which awards may be granted from 7,500,000 to 8,250,000.
     On January 1, 2006 we adopted the provisions of SFAS 123(R), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. SFAS 123(R) was adopted using the modified-prospective-transition method. Results of prior periods have not been restated.
     Activity under the Plan for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006		2005		2004
		Weighted		Weighted
		Average		Average		Weighted
		Exercise		Exercise		Average
	Options	Price	Options	Price	Options	Exercise Price
Options outstanding at beginning of year	6,606,611	$11.06	6,827,755	$11.12	6,420,880	$10.44
Granted	1,339,708	$23.58	16,374	$24.19	450,000	$21.60
Exercised	(23,750)	$10.84	(115,625)	$10.43	(15,000)	$10.08
Forfeited	(209,995)	$18.37	(121,893)	$16.47	(28,125)	$17.76

Options outstanding at end of year	7,712,574	$13.04	6,606,611	$11.06	6,827,755	$11.12

Options exercisable at end of year	4,964,676	$10.83	4,881,757	$10.76	3,628,558	$10.10

Options available for grant at end of year	327,561		719,061		657,245

Weighted average fair market value per share of options granted during the year under SFAS No. 123(R)	$7.90		$7.33		$7.68

     The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Options	Life (years)	Price	Options	Price
$ 8.33-$10.08	3,520,651	6.00	$9.47	2,387,134	$9.61
$10.61-$12.20	2,593,967	6.02	$11.62	2,453,717	$11.60
$17.25-$19.35	95,625	7.17	$18.13	95,625	$18.13
$20.35-$21.29	64,518	7.48	$20.75	11,826	$20.35
$22.96-$25.25	1,437,813	3.38	$23.66	16,374	$24.19
     As of December 31, 2006, we had $3.7 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.5 years. The aggregate fair market value of options vested during the year ended December 31, 2006 was $0.8 million.
     Our chief executive officer had the right to purchase 1% of our outstanding common stock on January 1, 2007 for $16.23 per share and an additional 1% on January 1, 2008 for $17.85 per share. On January 13, 2006, our chief executive officer’s employment agreement was amended primarily to grant him 1,323,940 options at an exercise price of $23.62 per share and provide for a special bonus award of $8.7 million in lieu of the common stock purchase rights provided certain performance criteria were met. As of December 31, 2006, these performance criteria were not met and accordingly, no accrual for the special bonus award has been recorded.
13. Operating and Reporting Segments
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
Florida: Central Florida, Jacksonville, Southeast Florida, Southwest Florida, Tampa / St. Petersburg
Mid-Atlantic: Baltimore / Southern Pennsylvania, Delaware, Nashville, Northern Virginia
Texas: Austin, Dallas / Ft. Worth, Houston, San Antonio
West: Colorado, Las Vegas, Phoenix
     Evaluation of segment performance is based on the segment’s results of operations without consideration of income taxes. Results of operations for our four homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings from unconsolidated joint ventures, and other income / expense less the cost of homes and land sold and selling, general and administrative expenses. The results of operations for our Financial Services segment consists of revenues generated from mortgage financing, title insurance and other ancillary services less the cost of such services and certain selling, general and administrative expenses.
     The operational results of each of our segments are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Financial information relating to our operations, presented by segment, was as follows (dollars in millions):

	Year Ended December 31,
	2006	2005	2004
Revenues:
Homebuilding:
Florida	$1,018.0	$859.2	$696.0
Mid-Atlantic	306.0	290.9	242.6
Texas	735.0	516.4	472.2
West	515.0	795.0	690.0

Total Homebuilding	2,574.0	2,461.5	2,100.8
Financial Services	63.3	47.5	34.5

Total revenues	$2,637.3	$2,509.0	$2,135.3

(Income) loss from unconsolidated joint ventures:
Florida	$143.1	$7.2	$—
Mid-Atlantic	(7.4)	(5.8)	(2.0)
Texas	(1.2)	(0.4)	—
West	(86.4)	(46.7)	(1.2)

Total (income) loss from unconsolidated joint ventures	$48.1	$(45.7)	$(3.2)

Results of Operations:
Homebuilding:
Florida	$11.8	$138.1	$109.0
Mid-Atlantic	(20.9)	38.1	36.5
Texas	58.8	33.9	18.9
West	26.4	186.4	60.6
Financial Services	21.5	8.5	8.3
Corporate and unallocated	(341.8)	(60.1)	(43.3)

Income (loss) before provision (benefit) for income taxes	$(244.2)	$344.9	$190.0

	December 31,	December 31,
	2006	2005
Assets:
Homebuilding:
Florida	$892.9	$858.7
Mid-Atlantic	230.4	252.4
Texas	335.4	325.9
West	721.4	659.7
Financial Services	65.5	68.5
Corporate and unallocated	596.6	257.5

Total assets	$2,842.2	$2,422.7

Investments in Unconsolidated Joint Ventures:
Florida	$29.4	$131.5
Mid-Atlantic	5.3	16.4
Texas	6.8	13.5
West	87.5	93.1

Total Investments in Unconsolidated Joint Ventures	$129.0	$254.5

14. Employee Benefit Plans
     We have a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and we match a portion of the employees’ contributions. Our contributions to the plan for the years ended December 31, 2006, 2005, and 2004, amounted to $2.7 million, $2.7 million, and $1.9 million, respectively.

15. Quarterly Results (Unaudited)
     Quarterly results for the years ended December 31, 2006 and 2005, which have been restated for conformity with the year end presentation, are reflected below (dollars in millions, except per share amounts):

	First	Second	Third	Fourth
2006:
Total revenue	$629.5	$677.0	$627.5	$703.3
Homebuilding gross margin	$150.4	$164.6	$84.6	$35.6
Net income (loss)	$55.0	$67.6	$(80.0)	$(243.8)
Basic earnings (loss) per share	$0.92	$1.13	$(1.34)	$(4.09)
Diluted earnings (loss) per share	$0.89	$1.10	$(1.34)	$(4.09)

2005:
Total revenue	$543.6	$627.2	$676.0	$662.2
Homebuilding gross margin	$115.8	$137.7	$185.2	$166.2
Net income	$26.4	$45.7	$70.3	$75.9
Basic earnings per share	$0.47	$0.82	$1.24	$1.27
Diluted earnings per share	$0.45	$0.79	$1.18	$1.23
     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.
      In the fourth quarter of 2006, we recognized the following adjustments:

•	$275.0 million provision for settlement of loss contingency in connection with our investment in the Transeastern JV;

•	$97.8 million in impairment and deposit write-offs and abandonment charges;

•	$42.1 million valuation allowance for deferred tax assets that we do not believe are “more likely than not” that we will realize the benefit.
     In the fourth quarter of 2005, a $3.4 million income tax benefit resulting from applying provisions of the American Jobs Creation Act is included in income tax expense.

16. Summarized Financial Information
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
Consolidating Statement of Financial Condition
December 31, 2006

	Technical
	Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$53.6	$(0.4)	$—	$—	$53.2
Inventory	—	2,196.2	—	—	2,196.2
Property and equipment, net	6.5	23.5	—	—	30.0
Investments in unconsolidated joint ventures	—	129.0	—	—	129.0
Receivables from unconsolidated joint ventures	—	27.2	—	—	27.2
Investments in/ advances to consolidated subsidiaries	1,933.4	(188.9)	8.2	(1,752.7)	—
Other assets	190.1	47.0	—	—	237.1
Goodwill	—	104.0	—	—	104.0

	2,183.6	2,337.6	8.2	(1,752.7)	2,776.7
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	11.0	—	11.0
Mortgage loans held for sale	—	—	41.9	—	41.9
Other assets	—	—	12.6	—	12.6

	—	—	65.5	—	65.5

Total assets	$2,183.6	$2,337.6	$73.7	$(1,752.7)	$2,842.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$348.0	$215.5	$—	$—	$563.5
Customer deposits	—	63.2	—	—	63.2
Obligations for inventory not owned	—	338.5	—	—	338.5
Notes payable	1,060.7	—	—	—	1,060.7
Bank borrowings	—	—	—	—	—

	1,408.7	617.2	—	—	2,025.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	6.0	—	6.0
Bank borrowings	—	—	35.4	—	35.4

	—	—	41.4	—	41.4

Total liabilities	1,408.7	617.2	41.4	—	2,067.3

Total stockholders’ equity	774.9	1,720.4	32.3	(1,752.7)	774.9

Total liabilities and stockholders’ equity	$2,183.6	$2,337.6	$73.7	$(1,752.7)	$2,842.2

Consolidating Statement of Financial Condition
December 31, 2005

	Technical
	Olympic	Guarantor	Non-guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$21.9	$7.4	$—	$—	$29.3
Inventory	—	1,740.8	—	—	1,740.8
Property and equipment, net	7.3	19.8	—	—	27.1
Investments in unconsolidated joint ventures	—	254.5	—	—	254.5
Receivables from unconsolidated joint ventures	—	60.5	—	—	60.5
Investments in/ advances to consolidated subsidiaries	1,946.8	(427.7)	(3.7)	(1,515.4)	—
Other assets	26.3	106.9	—	—	133.2
Goodwill	—	108.8	—	—	108.8

	2,002.3	1,871.0	(3.7)	(1,515.4)	2,354.2
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	11.8	—	11.8
Mortgage loans held for sale	—	—	43.9	—	43.9
Other assets	—	—	12.8	—	12.8

	—	—	68.5	—	68.5

Total assets	$2,002.3	$1,871.0	$64.8	$(1,515.4)	$2,422.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$154.4	$175.0	$—	$—	$329.4
Customer deposits	—	79.3	—	—	79.3
Obligations for inventory not owned	—	124.6	—	—	124.6
Notes payable	811.6	—	—	—	811.6
Bank borrowings	65.0	—	—	—	65.0

	1,031.0	378.9	—	—	1,409.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	6.4	—	6.4
Bank borrowings	—	—	35.1	—	35.1

	—	—	41.5	—	41.5

Total liabilities	1,031.0	378.9	41.5	—	1,451.4

Total stockholders’ equity	971.3	1,492.1	23.3	(1,515.4)	971.3

Total liabilities and stockholders’ equity	$2,002.3	$1,871.0	$64.8	$(1,515.4)	$2,422.7

Consolidating Statement of Operations
Year Ended December 31, 2006

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$2,574.0	$—	$—	$2,574.0
Cost of sales	—	2,138.8	—	—	2,138.8

Gross profit	—	435.2	—	—	435.2
Selling, general and administrative expenses	71.2	309.8	—	(4.8)	376.2
(Income) loss from unconsolidated joint ventures, net	—	48.1	—	—	48.1
Provision for settlement of loss contingency	275.0	—	—	—	275.0
Other (income) expenses, net	(79.0)	28.5	—	46.4	(4.1)
Goodwill impairment	—	5.7	—	—	5.7

Homebuilding pretax income (loss)	(267.2)	43.1	—	(41.6)	(265.7)

FINANCIAL SERVICES:
Revenues	—	—	68.1	(4.8)	63.3
Expenses	—	—	50.9	(9.1)	41.8

Financial Services pretax income	—	—	17.2	4.3	21.5

Income (loss) before provision (benefit) for income taxes	(267.2)	43.1	17.2	(37.3)	(244.2)
Provision (benefit) for income taxes	(66.0)	14.9	8.1	—	(43.0)

Net income (loss)	$(201.2)	$28.2	$9.1	$(37.3)	$(201.2)

Consolidating Statement of Income
Year Ended December 31, 2005

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$2,461.5	$—	$—	$2,461.5
Cost of sales	—	1,856.6	—	—	1,856.6

Gross profit	—	604.9	—	—	604.9
Selling, general and administrative expenses	75.3	257.4	—	(9.8)	322.9
(Income) from unconsolidated joint ventures, net	—	(45.7)	—	—	(45.7)
Other (income) expense, net	(281.8)	30.2	—	242.9	(8.7)

Homebuilding pretax income	206.5	363.0	—	(233.1)	336.4

FINANCIAL SERVICES:
Revenues	—	—	57.3	(9.8)	47.5
Expenses	—	—	44.8	(5.8)	39.0

Financial Services pretax income	—	—	12.5	(4.0)	8.5

Income before provision (benefit) for income taxes	206.5	363.0	12.5	(237.1)	344.9
Provision (benefit) for income taxes	(11.8)	133.5	4.9	—	126.6

Net income	$218.3	$229.5	$7.6	$(237.1)	$218.3

Consolidating Statement of Income
Year Ended December 31, 2004

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$2,100.8	$—	$—	$2,100.8
Cost of sales	(0.1)	1,672.5	—	—	1,672.4

Gross profit	0.1	428.3	—	—	428.4
Selling, general and administrative expenses	50.2	208.8	—	(7.3)	251.7
(Income) from unconsolidated joint ventures, net	—	(3.2)	—	—	(3.2)
Other (income) expense, net	(153.7)	2.1	—	149.8	(1.8)

Homebuilding pretax income	103.6	220.6	—	(142.5)	181.7

FINANCIAL SERVICES:
Revenues	—	—	41.8	(7.3)	34.5
Expenses	—	—	31.6	(5.4)	26.2

Financial Services pretax income	—	—	10.2	(1.9)	8.3

Income before provision (benefit) for income taxes	103.6	220.6	10.2	(144.4)	190.0
Provision (benefit) for income taxes	(16.0)	81.7	4.7	—	70.4

Net income	$119.6	$138.9	$5.5	$(144.4)	$119.6

Consolidating Statement of Cash Flows
Year Ended December 31, 2006

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash flows from operating activities:
Net income (loss)	$(201.2)	$28.3	$9.0	$(37.3)	$(201.2)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3.4	9.6	1.5	—	14.5
Non-cash compensation	8.7	—	—	—	8.7
Settlement of Transeastern litigation	275.0	—	—	—	275.0
Loss on impairment and abandonment costs	—	155.5	—	—	155.5
Impairment of investments in receivables from unconsolidated joint ventures	—	152.8	—	—	152.8
Impairment of goodwill	—	5.7	—	—	5.7
Deferred income taxes	(155.6)	—	—	—	(155.6)
Equity in earnings from unconsolidated joint ventures	—	(59.8)	—	—	(59.8)
Distributions of earnings from unconsolidated joint ventures	—	73.9	—	—	73.9
Changes in operating assets and liabilities:
Restricted cash	(1.3)	0.6	(1.1)	—	(1.8)
Inventory	0.4	(390.6)	—	—	(390.2)
Receivables from unconsolidated joint ventures	—	(10.2)	—	—	(10.2)
Other assets	(2.7)	54.4	0.5	—	52.2
Mortgage loans held for sale	—	—	2.0	—	2.0
Accounts payable and other liabilities	(82.1)	31.5	(0.3)	—	(50.9)
Customer deposits	—	(16.1)	—	—	(16.1)

Net cash used in operating activities	(155.4)	35.6	11.6	(37.3)	(145.5)

Cash flows from investing activities:
Earn-out consideration paid for acquisitions	—	(0.9)	—	—	(0.9)
Net additions to property and equipment	(2.6)	(12.7)	(1.8)	—	(17.1)
Loans to unconsolidated joint ventures	—	(11.3)	—	—	(11.3)
Investments in unconsolidated joint ventures	—	(32.1)	—	—	(32.1)
Capital distributions from unconsolidated joint ventures	—	52.9	—	—	52.9

Net cash used in investing activities	(2.6)	(4.1)	(1.8)	—	(8.5)

Cash flows from financing activities:
Net borrowings from revolving credit facility	(65.0)	—	—	—	(65.0)
Net proceeds from notes offering	248.8	—	—	—	248.8
Net proceeds from Financial Services bank borrowings	—	—	0.3	—	0.3
Payments for deferred financing costs	(5.5)	—	—	—	(5.5)
Excess income tax benefit from exercise of stock options	0.1	—	—	—	0.1
Proceeds from stock option exercises	0.2	—	—	—	0.2
Dividends paid	(3.6)	—	—	—	(3.6)
Increase (decrease) in intercompany transactions	13.4	(38.7)	(12.0)	37.3	—

Net cash (used in) provided by financing activities	188.4	(38.7)	(11.7)	37.3	175.3

Increase (decrease) in cash and cash equivalents	30.4	(7.2)	(1.9)	—	21.3
Cash and cash equivalents at beginning of year	20.2	6.0	8.7	—	34.9

Cash and cash equivalents at end of year	$50.6	$(1.2)	$6.8	$—	$56.2

Consolidating Statement of Cash Flows
Year Ended December 31, 2005

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash flows from operating activities:
Net income	$218.3	$229.5	$7.6	$(237.1)	$218.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3.9	8.2	1.2	—	13.3
Non-cash compensation expense	3.7	—	—	—	3.7
Loss on impairment of inventory and abandonment costs	—	6.2	—	—	6.2
Deferred income taxes	—	2.0	—	—	2.0
Equity in earnings from unconsolidated joint ventures	—	(18.5)	—	—	(18.5)
Distributions of earnings from unconsolidated joint ventures	—	0.4	—	—	0.4
Changes in operating assets and liabilities:
Restricted cash	(1.7)	6.6	(0.9)	—	4.0
Inventory	0.2	(470.3)	—	—	(470.1)
Receivables from unconsolidated joint ventures	—	(37.1)	—	—	(37.1)
Other assets	(3.4)	(61.7)	(2.4)	—	(67.5)
Mortgage loans held for sale	—	—	31.9	—	31.9
Accounts payable and other liabilities	88.7	39.5	3.2	—	131.4
Customer deposits	—	10.1	—	—	10.1

Net cash provided by (used in) operating activities	309.7	(285.1)	40.6	(237.1)	(171.9)

Cash flows from investing activities:
Net additions to property and equipment	(4.4)	(7.8)	(1.9)	—	(14.1)
Loans to unconsolidated joint ventures	—	(20.0)	—	—	(20.0)
Investments in unconsolidated joint ventures	—	(176.1)	—	—	(176.1)
Capital distributions from unconsolidated joint ventures	—	9.9	—	—	9.9

Net cash used in investing activities	(4.4)	(194.0)	(1.9)	—	(200.3)

Cash flows from financing activities:
Net borrowings from revolving credit facility	65.0	—	—	—	65.0
Net repayments on Financial Services bank borrowings	—	—	(13.9)	—	(13.9)
Payments for deferred financing costs	(0.3)	—	—	—	(0.3)
Net proceeds from sale of common stock	89.2	—	—	—	89.2
Proceeds from stock option exercises	1.8	—	—	—	1.8
Dividends paid	(3.2)	—	(8.0)	8.0	(3.2)
Increase (decrease) in intercompany transactions	(596.9)	426.8	(59.0)	229.1	—

Net cash (used in) provided by financing activities	(444.4)	426.8	(80.9)	237.1	138.6

Decrease in cash and cash equivalents	(139.1)	(52.3)	(42.2)	—	(233.6)
Cash and cash equivalents at beginning of year	159.3	58.3	50.9	—	268.5

Cash and cash equivalents at end of year	$20.2	$6.0	$8.7	$—	$34.9

Consolidating Statement of Cash Flows
Year Ended December 31, 2004

	Technical		Non-
	Olympic	Guarantor	guarantor	Intercompany
	USA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash flows from operating activities:
Net income	$119.6	$138.9	$5.5	$(144.4)	$119.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2.9	9.7	—	—	12.6
Non-cash compensation expense	8.8	—	—	—	8.8
Loss on impairment of inventory	—	4.8	—	—	4.8
Deferred income taxes	(0.7)	—	—	—	(0.7)
Undistributed equity in earnings from unconsolidated entities	—	(0.5)	—	—	(0.5)
Changes in operating assets and liabilities:
Restricted cash	1.5	11.7	2.4	—	15.6
Inventory	1.4	(218.0)	—	—	(216.6)
Other assets	52.5	(16.8)	(2.4)	(52.6)	(19.3)
Receivables from unconsolidated joint ventures	—	(3.4)	—	—	(3.4)
Accounts payable and other liabilities	20.9	(39.2)	(3.2)	52.6	31.1
Customer deposits	—	33.6	—	—	33.6
Mortgage loans held for sale	—	—	(0.6)	—	(0.6)

Net cash provided by (used in) operating activities	206.9	(79.2)	1.7	(144.4)	(15.0)
Cash flows from investing activities:
Net additions to property and equipment	(1.9)	(13.7)	—	—	(15.6)
Investments in unconsolidated joint ventures	—	(61.1)	—	—	(61.1)
Earn out consideration paid for acquisitions	—	(6.6)	—	—	(6.6)

Net cash used in investing activities	(1.9)	(81.4)	—	—	(83.3)
Cash flows from financing activities:
Net repayments on revolving credit facilities	(10.0)	—	—	—	(10.0)
Proceeds from notes offering	330.0	—	—	—	330.0
Principal payments on unsecured borrowings and senior notes	—	(7.9)	—	—	(7.9)
Net repayments on Financial Services bank borrowings	—	—	(14.3)	—	(14.3)
Payments for deferred financing costs	(5.9)	—	—	—	(5.9)
Proceeds from stock option exercises	0.1	—	—	—	0.1
Dividends paid	(2.0)	—	(24.7)	24.7	(2.0)
Increase (decrease) in intercompany transactions	(403.9)	199.1	85.1	119.7	—

Net cash (used in) provided by financing activities	(91.7)	191.2	46.1	144.4	290.0

Increase in cash and cash equivalents	113.3	30.6	47.8	—	191.7
Cash and cash equivalents at beginning of year	46.0	27.7	3.1	—	76.8

Cash and cash equivalents at end of year	$159.3	$58.3	$50.9	$—	$268.5