Form 10-Q
period 2007-03-31
TOUSA INC
filed 2007-05-10
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 001-32322
TOUSA, INC.
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,604,169 shares of common stock as of May 4, 2007.

TOUSA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOUSA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in millions, except par value)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$23.0	$49.4
Restricted	3.8	3.8
Inventory:
Deposits	236.5	229.6
Homesites and land under development	853.0	751.7
Residences completed and under construction	762.1	876.4
Inventory not owned	296.1	338.5

	2,147.7	2,196.2
Property and equipment, net	29.9	30.0
Investments in unconsolidated joint ventures	140.4	129.0
Receivables from unconsolidated joint ventures, net of allowance of $54.6 million and $54.8 million at March 31, 2007 and December 31, 2006, respectively	42.8	27.2
Other assets	287.8	237.1
Goodwill	100.9	104.0

	2,776.3	2,776.7

FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	7.2	6.8
Restricted	3.9	4.2
Mortgage loans held for sale	37.8	41.9
Other assets	12.8	12.6

	61.7	65.5

Total assets	$2,838.0	$2,842.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$627.3	$563.5
Customer deposits	59.3	63.2
Obligations for inventory not owned	296.1	338.5
Notes payable	1,060.8	1,060.7
Bank borrowings	50.0	—

	2,093.5	2,025.9

FINANCIAL SERVICES:
Accounts payable and other liabilities	5.7	6.0
Bank borrowings	30.2	35.4

	35.9	41.4

Total liabilities	2,129.4	2,067.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 59,604,169 and 59,590,519 shares issued and outstanding at March 31, 2007, and December 31, 2006, respectively	0.6	0.6
Additional paid-in capital	482.3	481.2
Retained earnings	225.7	293.1

Total stockholders’ equity	708.6	774.9

Total liabilities and stockholders’ equity	$2,838.0	$2,842.2

See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
HOMEBUILDING:
Revenues:
Home sales	$584.9	$586.3
Land sales	3.3	28.0

	588.2	614.3

Cost of sales:
Home sales	464.9	433.7
Land sales	2.4	27.6
Inventory impairments and abandonment costs	42.0	6.0
Other	(2.6)	(3.4)

	506.7	463.9

Gross profit	81.5	150.4
Selling, general and administrative expenses	95.8	97.4
(Income) loss from unconsolidated joint ventures, net	3.6	(27.8)
Provision for settlement of loss contingency	78.9	—
Goodwill impairment	3.1	—
Other (income) expense, net	(0.6)	(2.0)

Homebuilding pretax income (loss)	(99.3)	82.8

FINANCIAL SERVICES:
Revenues	12.0	15.2
Expenses	9.3	10.7

Financial Services pretax income	2.7	4.5

Income (loss) before provision (benefit) for income taxes	(96.6)	87.3
Provision (benefit) for income taxes	(30.6)	32.3

Net income (loss)	$(66.0)	$55.0

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(1.11)	$0.92

Diluted	$(1.11)	$0.89

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	59,594,917	59,565,145

Diluted	59,594,917	61,646,933

CASH DIVIDENDS PER SHARE	$—	$0.015

See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(66.0)	$55.0
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3.8	3.5
Non-cash compensation expense	1.1	5.7
Provision for settlement of loss contingency	78.9	—
Loss on impairment of inventory and abandonment costs	42.0	6.0
Goodwill impairment	3.1	—
Deferred income taxes	—	(2.1)
Equity in earnings from unconsolidated joint ventures	2.1	(8.5)
Distributions of earnings from unconsolidated joint ventures	0.3	13.2
Loss on impairment of investments in unconsolidated joint ventures	5.5	—
Changes in operating assets and liabilities:
Restricted cash	0.3	0.6
Inventory	(18.3)	(136.9)
Receivables from unconsolidated joint ventures	(18.6)	(13.3)
Other assets	(49.2)	(6.3)
Mortgage loans held for sale	4.1	(5.7)
Accounts payable and other liabilities	(37.6)	(55.8)
Customer deposits	(3.9)	(1.4)

Net cash used in operating activities	(52.4)	(146.0)

Cash flows from investing activities:
Net additions to property and equipment	(3.3)	(6.1)
Investments in unconsolidated joint ventures	(15.8)	(4.6)
Capital distributions from unconsolidated joint ventures	2.7	2.2

Net cash used in investing activities	(16.4)	(8.5)

Cash flows from financing activities:
Net borrowings from revolving credit facilities	50.0	235.0
Net (repayments of) proceeds from Financial Services bank borrowings	(5.2)	5.6
Payments for deferred financing costs	(2.0)	(2.8)
Excess income tax benefit from exercise of stock options	—	0.1
Proceeds from stock option exercises	—	0.2
Dividends paid	—	(0.9)

Net cash provided by financing activities	42.8	237.2

Increase (decrease) in cash and cash equivalents	(26.0)	82.7
Cash and cash equivalents at beginning of period	56.2	34.9

Cash and cash equivalents at end of period	$30.2	$117.6

Supplemental disclosure of non-cash financing activities:
Increase (decrease) in obligations for inventory not owned and corresponding increase (decrease) in inventory not owned	$(42.4)	$107.9

See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
1. Business and Organization
     Business
          TOUSA, Inc. is a homebuilder with a geographically diversified national presence. We operate in various metropolitan markets in ten states, located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West. We design, build, and market detached single-family residences, town homes and condominiums. We also provide title insurance and mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights.
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
          The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
          Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include:
•	Impairment assessments of investments in unconsolidated joint ventures, long-lived assets, including our inventory, and goodwill;

•	Insurance and litigation related contingencies, including our accrual for settlement of loss contingency related to the Transeastern Joint Venture (Transeastern JV);

•	Realization of deferred income tax assets and liability for unrecognized tax benefits;

•	Warranty reserves; and

•	Estimated costs associated with construction and development activities in connection with our homebuilding operations.
          Due to our normal operating cycle being in excess of one year, we present unclassified consolidated statements of financial condition.
     Interim Presentation
          The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through March 31, 2007 are not necessarily indicative of those that may be achieved for the year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements presented in accordance with United States generally accepted accounting principles have been omitted from the accompanying financial statements. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
          For the three months ended March 31, 2007 and 2006, we have eliminated inter-segment Financial Services revenues of $2.7 million and $1.0 million, respectively.
     Earnings Per Share
          Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options or other common stock equivalents that are freely exercisable into common stock at less than market prices. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.
          The following table represents a reconciliation of weighted average shares outstanding:

	Three Months Ended
	March 31,
	2007	2006
Basic weighted average shares outstanding	59,594,917	59,565,145
Net effect of common stock equivalents assumed to be exercised	—	2,081,788

Diluted weighted average shares outstanding	59,594,917	61,646,933

     Revenue Recognition
          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for the Sales of Real Estate (“SFAS 66”), during the three months ended March 31, 2007 and 2006, we deferred approximately $1.0 million and $0.8 million, respectively, in profit related to certain homes that were delivered for which our mortgage subsidiary originated interest-only loans or loans with high loan to value ratios which did not meet the initial and continuing investment requirements under SFAS 66, and the loans were still held for sale at the respective balance sheet date. This profit will be recognized upon the sale of the loans to a third party, with non-recourse provisions, which generally occurs within 30 days from the date the loan is originated.
     Recent Accounting Pronouncements
          In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. We adopted SFAS 156 effective January 1, 2007. Due to the short period of time our servicing rights are held, the adoption did not have a significant impact on our consolidated financial statements.
          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before it is recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007, and recognized a $1.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance at January 1, 2007.
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

          In November 2006, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (January 1, 2008 for us). The effect of EITF 06-8 is not expected to be material to our consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007 (our fiscal year beginning December 31, 2008). The adoption of SFAS 159 is not expected to be material to our consolidated financial statements.
3. Inventory
          A summary of homebuilding interest capitalized in inventory is as follows (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Interest capitalized, beginning of period	$71.8	$47.7
Interest incurred	27.9	22.8
Less interest included in:
Cost of sales	(20.9)	(17.7)
Other	(0.1)	(0.3)

Interest capitalized, end of period	$78.7	$52.5

          In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At March 31, 2007 and December 31, 2006, we had refundable and non-refundable cash deposits aggregating $236.5 million and $229.6 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Under these option contracts, we have the right, but not the obligation, to buy homesites at predetermined prices on a predetermined takedown schedule anticipated to be commensurate with home starts. Option contracts generally require the payment of a cash deposit or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or third party financial entities who have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed price, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount.
          Some of these option contracts for the purchase of land or homesites are with land sellers and third party financial entities, which qualify as variable interest entities (“VIEs”) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46(R)”). FIN 46(R) addresses consolidation by business enterprises of VIEs in which an entity absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Obligations for inventory not owned in our consolidated statements of financial condition represent liabilities associated with our land banking and similar activities, including obligations in VIEs which have been consolidated by us and in which we have a less than 50% ownership interest, and the creditors have no recourse against us. As a result, the obligations have been specifically excluded from the calculation of leverage ratios pursuant to the terms of our revolving credit facility.
          In applying FIN 46(R) to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, FIN 46(R) requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is generally limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of FIN 46(R) at March 31, 2007 was to increase inventory by $88.5 million, excluding cash deposits of $6.5 million, which had been previously recorded, with a corresponding increase to “obligations for inventory not owned” in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs. Our potential exposure to loss in VIEs where we are not the primary beneficiary would primarily be the forfeiture of our deposit and/or letters of credits placed on land purchase and option contracts. At March 31, 2007 and December 31, 2006, our cash deposits placed on land purchase and option contracts amounted to $236.5 million and $229.6 million, respectively and our letters of credit placed on land purchase and option contracts amounted to $228.3 million and $257.8 million, respectively.
          From time to time, we transfer title to certain parcels of land to unrelated third parties and enter into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS 66, we have accounted for these transactions as financing arrangements. At March 31, 2007, $207.6 million of inventory not owned and obligations for inventory not owned relates to sales where we have retained a continuing involvement.
          In accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, we carry long-lived assets held for sale at the lower of the carrying amount or fair value. For active communities, we evaluate an asset for impairment when events and circumstances indicate that they may be impaired. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the three months ended March 31, 2007, we recorded an impairment loss of $8.0 million on active communities, which is included in cost of sales — inventory impairments and abandonment costs in the accompanying consolidated statement of operations as compared to $5.3 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we also recorded a charge of $34.0 million in write-off of deposits and abandonment costs, which is included in cost of sales — inventory impairments and abandonment costs in the accompanying consolidated statement of operations, related to land that we no longer intend to purchase or build on, as compared to $0.7 million for the three months ended March 31, 2006. The following table summarizes information related to impairment charges on active communities and write-offs of deposits and abandonment costs (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Impairment charges on active communities:
Florida	$5.1	$0.5
Mid-Atlantic	2.1	3.1
Texas	0.1	—
West	0.7	1.7

Total impairment charges on active communities	$8.0	$5.3

	Three Months Ended
	March 31,
	2007	2006
Write-offs of deposits and abandonment costs:
Florida	$0.7	$0.1
Mid-Atlantic	0.4	0.2
Texas	3.0	0.2
West	29.9	0.2

Total write-offs of deposits and abandonment costs	$34.0	$0.7

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
     When the Transeastern JV was initially formed, it had more than 3,000 homes in backlog and projected 2006 deliveries of approximately 3,500 homes. While management of the Transeastern JV began to curtail sales in its communities at the end of 2005, these actions were taken, not in anticipation of a declining home sales market, but rather in an attempt to address the Transeastern JV’s backlog until there was a balance among sales, construction and deliveries. Both our management and the management of the Transeastern JV anticipated increased sales by the close of the summer of 2006.
     During the first half of 2006, various members of management of the Transeastern JV, including its President, Treasurer and several division personnel, separated from the joint venture. Several of these management level positions were replaced.
     In June of 2006, the Transeastern JV experienced a significant decline in deliveries as compared to forecasted amounts. The decline was due in large part to a higher volume of cancellations than expected. The Transeastern JV’s backlog was declining due to deliveries, high cancellation rates and low gross sales. However, as it is not unusual to have fluctuations in performance indicators (including deliveries, sales and cancellations) on a month to month basis in the homebuilding business, we did not believe that a decline for a one month period was sufficient to identify a downturn trend that would lead to a conclusion that there was a material uncertainty with respect to our investment in the Transeastern JV. At this time, management of the Transeastern JV began evaluating its controlled land positions and projected operating results. Also at this time, we began the process of evaluating whether recent developments affected our investment in the Transeastern JV.
     In mid-August, the Transeastern JV finalized its July 2006 financial information and noted, for the second consecutive month, a significant decline in deliveries in July 2006 as compared to the planned amounts due, in large part, to higher than expected cancellations. Independently, management of the Transeastern JV also noted a continued decline in net sales orders due to increased cancellation rates and fewer homebuyers. This was consistent with our other businesses and the reports from other large homebuilders.
     In early September 2006, management of the Transeastern JV finalized and distributed to its members six year financial projections based on the build-out and sale of its current controlled land positions. These revised projections from the Transeastern JV indicated that the joint venture would report a loss in the fourth quarter and would not have the liquidity to meet its debt obligations under the capital structure that was in place at that time. On September 21, 2006, management of the Transeastern JV, along with members of our management team, held the first of a series of meetings with the lenders to the Transeastern JV to discuss a potential restructuring of the capital structure. On September 27, 2006, we issued a press release announcing that management of the Transeastern JV had met with the Transeastern JV’s lenders to update them on the financial position of the joint venture and the Florida housing market conditions.
     As a result of these and other factors, in September 2006, we evaluated the recoverability of our investment in the joint venture under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and determined our investment to be fully impaired. As of September 30, 2006, we wrote off $143.6 million related to our investment in the Transeastern JV, which included $35.0 million of our member loans receivable and $16.2 million of receivables for management fees, advances and interest due to us from the joint venture.
     On October 2, 2006, we filed a Form 8-K noting that on September 29, 2006 we had determined that a material charge was required with respect to our investment in the Transeastern JV.
     Upon the acquisition of its assets from Transeastern Properties, Inc., for the benefit of the senior and mezzanine lenders to the joint venture, TOUSA and TOUSA Homes, L.P. entered into completion guarantees in which they guaranteed the payment of costs, the payment or bonding of mechanics’ liens, and the completion of development activities associated with the completion of real estate projects started as of August 1, 2005, in the event that the borrowers defaulted on such obligations (the “Completion Guarantees”). TOUSA and TOUSA Homes, L.P. also entered into Carve-Out Guarantees to indemnify the lenders for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements arising out of fraud or material misrepresentation by any of the borrowing entities, the misappropriation by the borrowing entities of certain payments, improper use of insurance proceeds, intentional misconduct or waste with respect to the collateral and failure to maintain insurance (the “Carve-Out Guarantees”). The other member of the joint venture also executed carve-out guarantees, however, if it is determined that the lenders’ losses are a result of TOUSA’s acts or omissions, TOUSA must indemnify the other member for any damages it suffers under the guarantees. In addition, under the Carve-Out Guarantees if TOUSA, the joint venture or any of its subsidiaries files for bankruptcy protection, TOUSA may be responsible for payment of the full amount of the outstanding loans. As of its quarter ended February 28, 2007, the Transeastern JV had approximately $625.0 million of bank debt outstanding of which $400.0 million was senior debt. The borrowers under the credit agreements are subsidiaries of the Transeastern JV. The senior loans were extended to EH/T Transeastern LLC and the two mezzanine loans were extended to TE/TOUSA Mezzanine LLC and TE TOUSA Mezzanine Two, LLC. Deutsche Bank Trust Company Americas (“DBCTA”), as administrative agent for the lenders, claims that it is entitled to exercise its rights under pledge agreements that would allow it to direct the voting of or acquire the membership, equity or ownership, and/or other interests in the borrowers, thus acquiring control of those borrowers. DBTCA has further asserted that if it does so, a voluntary bankruptcy filing or commencement of insolvency proceedings by any of the borrowers, even at the ultimate direction of the lenders, would trigger our obligations to repay all amounts due under the credit agreements governing the loans. We dispute that a voluntary bankruptcy filed at the direction of the lenders, either directly or indirectly, would trigger such obligations. Copies of the Completion Guarantees and Carve-Out Guarantees were filed as exhibits to TOUSA’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

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
     On November 28, 2006, we filed suit against DBTCA in Florida seeking a declaratory judgement that our obligations under the guarantees have not been triggered and/or that our exposure under the guarantees is not as alleged by DBTCA. On November 29, 2006, Deutsche Bank filed suit in New York against us alleging claims arising out of its demands under the Completion Guarantees and Carve-Out Guarantees described above. On November 28, 2006, we engaged financial advisors to support us in addressing the Transeastern JV situation and best strategies for us to pursue. Following discussions among the parties and their advisors, both sides agreed to pursue settlement discussions versus lengthy and uncertain litigation.
     We have disputed and continue to dispute these allegations. However, we continue to engage in settlement discussions with representatives of the holders of the Transeastern JV loans and with the other member of the joint venture. As part of these discussions, we have proposed a structure in which either the joint venture or the successor to some or all of its assets would become our wholly or majority owned subsidiary. The proposal also contemplates paying the joint venture’s $400.0 million of senior debt in full through the incurrence of additional indebtedness. In connection with these negotiations we are evaluating various financing alternatives. We would require third party financing to facilitate this transaction as well as an amendment to its secured credit facility permitting this to occur. Although we are in discussions with our banks relative to this financing, there is no assurance that it will be successful or that this financing would be on terms acceptable to us.
     A settlement with the joint venture’s mezzanine lenders, if one is reached, could result in, among other things, the issuance of equity and/or debt securities by TOUSA or one of its subsidiaries, including the joint venture. We are also in discussions regarding the joint venture’s obligations with respect to terminating the joint venture’s rights under option contracts and any obligations under its completion guarantees and construction obligations. In connection with making the joint venture our wholly or majority owned subsidiary, TOUSA is in discussions with the other member of the joint venture which consider, among other things, releasing potential claims, terminating the joint venture’s rights under land bank arrangements to purchase certain properties in which the member’s affiliates have interests, and releasing the joint venture from its obligations with respect to certain properties including land bank arrangements. Although to date the interested parties have agreed to extend the rights under the agreements through payment of fees, to preserve the joint venture’s rights under the land bank arrangements, or for other reasons, the lenders to the joint venture could cause their respective joint venture borrower to file for bankruptcy at any time.
     We may not be able to reach satisfactory settlements in these negotiations. Any settlements are likely to involve us incurring more indebtedness, which could, among other things, increase our debt servicing obligations and reduce our ability to incur indebtedness in the future. See “Risk Factors — Risk Related to Our Business — We expect our potential obligations under the guarantees rendered in connection with the Transeastern Joint Venture or any settlement thereof will have a material adverse effect on our consolidated financial position and results of operations and could cause defaults under our financing documents” included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     For its three months ended February 28, 2007, the Transeastern JV reported a net loss of $31.5 million. The carrying value of the Transeastern JV’s assets at February 28, 2007 approximated $443.6 million, of which $281.1 million represented land and construction in progress. At February 28, 2007, the liabilities of the Transeastern JV amounted to $818.8 million, of which $625.0 million represented the bank debt. At February 28, 2007, the joint venture’s liabilities exceeded its assets by $375.2 million and there is substantial doubt about the entity’s ability to continue as a going concern without a complete restructuring of the joint venture’s debt and equity or an infusion of additional capital by its members.
     In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”) and other authoritative guidance, we have evaluated whether any amount should be accrued in connection with a proposed settlement in connection with a potential restructuring of the Transeastern JV as discussed above. In performing our evaluation, management determined that a range of loss could be estimated under the assumption that a settlement could be reached. As we determined that no one amount in that range is more likely than any other, the lower end of the range has been accrued. Accordingly, as of December 31, 2006, we had accrued $275.0 million (reflecting the low end of the range of estimated loss as determined by computing the difference between the estimated fair market value of the consideration we expect to pay in connection with the global settlement less the estimated fair market value of the business we would acquire pursuant to our proposal). During the three months ended March 31, 2007, we accrued an additional $78.9 million, calculated under the same basis, due to changes in the proposed settlement and in the estimated fair market value of the business we would acquire. The decrease in the estimated fair market value was primarily attributable to decisions to abandon the joint venture’s rights under certain option arrangements, the joint venture’s delivery of homes during its quarter ended February 28, 2007, and the continued decline in value due to current market conditions. The $78.9 million is presented as a separate line item in our consolidated statement of operations for the three months ended March 31, 2007, and the accrual of $353.9 million and $275.0 million is included in accounts payable and other liabilities in our consolidated statement of financial condition as of March 31, 2007 and December 31, 2006, respectively. Our estimate of the high end of the range is $456.8 million, assuming full repayment of the outstanding indebtedness. Our estimated loss could change as a result of changes in settlement offers and a change in the estimated fair value of the business to be acquired. We will continue to evaluate the adequacy of this loss contingency on an ongoing basis. No assurance can be given as to what amounts would have to be ultimately paid in any settlement if one can be reached at all.

5. Investments in Unconsolidated Joint Ventures (Excluding the Transeastern JV)
          Summarized condensed combined financial information of unconsolidated entities in which we have investments that are accounted for by the equity method, excluding the Transeastern JV, is (dollars in millions):

	March 31, 2007
	Engle/Sunbelt	Others	Total
Assets:
Cash and cash equivalents	$12.5	$25.2	$37.7
Inventories	222.3	454.9	677.2
Other assets	2.9	9.5	12.4

Total assets	$237.7	$489.6	$727.3

Liabilities and equity:
Accounts payable and other liabilities	$46.7	$78.1	$124.8
Notes payable	127.1	196.9	324.0
Equity of:
TOUSA, Inc.	54.3	99.3	153.6
Others	9.6	115.3	124.9

Total equity	63.9	214.6	278.5

Total liabilities and equity	$237.7	$489.6	$727.3

	December 31, 2006
	Engle/Sunbelt	Others	Total
Assets:
Cash and cash equivalents	$22.5	$13.5	$36.0
Inventories	246.6	450.8	697.4
Other assets	2.9	9.5	12.4

Total assets	$272.0	$473.8	$745.8

Liabilities and equity:
Accounts payable and other liabilities	$44.9	$89.3	$134.2
Notes payable	161.3	195.7	357.0
Equity of:
TOUSA, Inc.	56.6	81.8	138.4
Others	9.2	107.0	116.2

Total equity	65.8	188.8	254.6

Total liabilities and equity	$272.0	$473.8	$745.8

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Engle/Sunbelt	Others	Total	Engle/Sunbelt	Others	Total
Revenues	$92.8	$73.4	$166.2	$149.0	$43.0	$192.0
Cost and expenses	95.5	72.0	167.5	126.0	36.1	162.1

Net earnings (losses) of unconsolidated entities	$(2.7)	$1.4	$(1.3)	$23.0	$6.9	$29.9

Our share of net earnings (losses)	$(2.4)	$0.3	$(2.1)	$19.8	$—	$19.8
Management fees earned	2.4	1.3	3.7	1.7	8.1	9.8

Income from joint ventures	$—	$1.6	$1.6	$21.5	$8.1	$29.6

          We enter into strategic joint ventures to acquire, to develop and to sell land and/or homesites, as well as to construct and sell homes, in which we have a voting ownership interest of 50% or less and do not have a controlling interest. Our partners generally are unrelated homebuilders, land sellers, third party financial entities or other real estate entities. Certain of these joint ventures have third party debt that is secured by the assets of the joint venture; however, we may be responsible for certain indemnity and completion obligations in the event the joint venture fails to fulfill certain of its obligations and may be obligated to repay the entire indebtedness upon certain bankruptcy events. At March 31, 2007 and December 31, 2006, we had receivables of $42.8 million and $27.2 million, respectively, from these joint ventures, of which $6.3 million and $1.0 million represent notes receivable, respectively.
          In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We earned management fees from these unconsolidated entities of $3.7 million and $9.8 million for the three months ended March 31, 2007 and 2006, respectively. These fees are included in income from joint ventures in the accompanying consolidated statements of income. In the aggregate, these joint ventures delivered (excluding the Transeastern JV) 322 and 523 homes for the three months ended March 31, 2007 and 2006, respectively.
          During the three months ended March 31, 2007, we evaluated the recoverability of our investment in and receivables from an unconsolidated joint ventures located in Southwest Florida and Baltimore, Maryland, under APB 18, and recorded an impairment of $4.0 million and $1.5 million, respectively, which is included in loss from unconsolidated joint ventures in the accompanying consolidated statement of operations.
          Engle/Sunbelt JV
          In December 2004, we entered into a joint venture agreement with Suntous Investors, LLC (“Suntous”) to form Engle/Sunbelt Holdings, LLC (“Engle/Sunbelt”). Engle/Sunbelt was formed to develop finished homesites and deliver homes in the Phoenix, Arizona market, and upon its inception, the partnership acquired eight of our existing communities in Phoenix, Arizona. We and Suntous contributed capital of approximately $28.0 million and $3.2 million, respectively, to Engle/Sunbelt and the joint venture itself obtained financing arrangements with an aggregate borrowing capacity of $180.0 million, of which $150.0 million related to a term loan and $30.0 million related to a revolving mezzanine financing instrument.
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
          In connection with this contribution of assets to Engle/Sunbelt, we realized a gain of $42.6 million for the year ended December 31, 2005. Due to our continuing involvement with these assets through our investment, for the year ended December 31, 2005 we deferred $36.3 million of this gain. For the three months ended March 31, 2007, we deferred an additional $5.1 million related to the assignment of an option to purchase land. This deferral is being recognized in the consolidated statement of operations as homes are delivered by the joint venture.

          In March 2006, we assigned to Engle/Sunbelt our rights under a contract to purchase approximately 539 acres of raw land. We received $18.7 million for the assignment of the purchase contract and realized a gain of $15.8 million. Due to our continuing involvement with this contract through our investment in the joint venture, we deferred $13.5 million of this gain. These deferrals are being recognized in the consolidated statement of operations as homes are delivered by the joint venture. For the three months ended March 31, 2007, none of this deferred gain was recognized.
          At March 31, 2007 and December 31, 2006, $25.5 million and $22.8 million, respectively, continued to be deferred as a result of the contributed assets and contract assignments to Engle/Sunbelt, and is included in accounts payable and other liabilities in the accompanying consolidated statements of financial condition. For the three months ended March 31, 2007 and 2006, $2.6 million and $7.9 million, respectively, of the deferred gain was recognized and included in cost of sales in the accompanying consolidated statements of operations.
          TOUSA / Kolter Joint Venture
          In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans (the “term loans”) of which $50.0 million and $7.0 million, respectively, were outstanding as of March 31, 2007. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain agreed plans. The term loans require, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. The lenders have agreed to forbear from exercising their respective rights and remedies under these agreements, until May 31, 2007, on account of the failure to complete the development of certain lots within the required timeframe until (“forbearance agreement”). TOUSA/Kolter is currently in the process of exploring alternatives to refinance the existing term loans. Our investment in TOUSA/Kolter at March 31, 2007 was $15.2 million.
6. Goodwill
          Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Additional consideration paid in subsequent periods under the terms of purchase agreements is included as acquisition costs.
          The change in goodwill for the three months ended March 31, 2007 and 2006 is as follows (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Balance at January 1	$104.0	$108.8
Impairment	(3.1)	—

Balance at March 31	$100.9	$108.8

          In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment annually or more frequently if certain impairment indicators are present. For purposes of the impairment test, we consider each division a reporting unit. During the three months ended March 31, 2007, we determined that the pending sale of our Dallas operations at a price below the carrying value was an indicator of impairment. We performed an interim goodwill impairment test as of March 31, 2007 and determined that the goodwill recorded in our Dallas division was impaired; accordingly, we wrote off $3.1 million of goodwill.
7. Homebuilding and Financial Services Borrowings
     Homebuilding Borrowings
          On January 30, 2007, we amended and restated our $800.0 million secured revolving credit facility (the “Amended and Restated Credit Agreement”). Among other things, the Amended and Restated Credit Agreement extended the dates by which we were to deliver mortgages on certain of our assets to be included in the Borrowing Base, as such term is defined in the Amended and Restated Credit Agreement. In addition, certain of our subsidiaries which had previously been guarantors of our obligations under the previous credit agreement became co-borrowers under the Amended and Restated Credit Agreement (and continue to guarantee our obligations). The Amended and Restated Credit Agreement is otherwise substantially similar to the previous credit agreement in that it continues to permit us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement). The facility has a letter of credit subfacility of $400.0 million. In addition, we continue to have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we give 10 business days’ notice of our intention to increase the size of the facility, there are lenders (existing or new) who are willing to commit to such an increase and we meet the following conditions: (i) at the time of and after giving effect to the increase, we are in pro forma compliance with our financial covenants; (ii) no default or event of default has occurred and is continuing or would result from the increase; and (iii) the conditions precedent to a borrowing are satisfied as of such date. The Amended and Restated Credit Agreement expires on March 9, 2010, at which time we will be required to repay all outstanding principal. Loans outstanding under the facility may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citicorp’s base rate or (B) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar base rate for the interest period. Applicable margins are adjusted based on the ratio of our liabilities (net of our unrestricted cash in excess of $10 million) to our adjusted tangible net worth or our senior debt rating. The Amended and Restated Credit Agreement continues to require us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements and continues to contain certain restrictions on, among other things, our ability to pay or make dividends or other distributions, create or permit certain liens, make investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. Our obligations under the Amended and Restated Credit Agreement continue to be guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries).
          On March 13, 2007, we amended the Amended and Restated Credit Agreement. The amendment to the Amended and Restated Credit Agreement reduced the interest coverage ratio for the third and fourth quarters of 2007 from 2.00 to 1 to a new ratio of 1.35 to 1. In addition, we agreed to increase the applicable margin on Eurodollar rate loans and base rate loans to us by .25%. In connection with this amendment, we incurred $1.7 million in fees.
          As of March 31, 2007, we had $50.0 million outstanding under the revolving credit facility, had issued letters of credit totaling $264.6 million and had $250.1 million in availability, all of which we could have borrowed without violating any of our debt covenants. As of May 1, 2007, we substantially completed the filing of liens and security interests on our borrowing bases assets as required under the Amended and Restated Credit Agreement.
          On April 12, 2006, we issued $250.0 million of the 8 1/4 % Senior Notes due 2011 for net proceeds of $248.8 million. In connection with the issuance of the 8 1/4 % senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions). The registration statement has not been declared effective within the required 180 days of issuance and, as a result, on October 9, 2006 in accordance with the terms of the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and shall increase by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. For the three months ended March 31, 2007, we incurred $0.3 million of additional interest expense as a result of such default.
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
          Our mortgage subsidiary’s other warehouse line of credit (the “Secondary Warehouse Line of Credit”) is comprised of (1) a credit facility providing for revolving loans of up to $30.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $20.0 million in mortgage loans generated by our mortgage subsidiary. At no time may the amount outstanding under this Secondary Warehouse Line of Credit, plus the amount of purchased loans pursuant to the purchase and sale agreement exceed $50.0 million. The Secondary Warehouse Line of Credit, bears interest at the 30 day LIBOR rate plus a margin of 1.125%. The Secondary Warehouse Line of Credit was extended to August 10, 2007. It is our intent to extend this maturity date.
     Both lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At March 31, 2007, we had $30.2 million in borrowings under our mortgage subsidiary’s warehouse lines of credit and had the capacity to borrow an additional $119.8 million, subject to satisfying the relevant borrowing conditions.

8. Income Taxes
          We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) as interpreted by FIN 48. Under SFAS No. 109, income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FIN 48, which became effective for us on January 1, 2007, prescribed a minimum threshold a tax position is required to meet before being recognized in the financial statements and provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, transition and requires expanded disclosure with respect to uncertainty in income taxes.
          As a result of the implementation of FIN 48, we recognized a $1.3 million increase in our liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings at January 1, 2007. After considering the adjustment above, we have a $5.1 million liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $0.4 million. The liability for unrecognized tax benefits is included in accounts payable and accrued liabilities in the accompanying statement of financial condition. We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for tax expense. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $5.1 million, which includes interest and penalties of $0.4 million. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.
          Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption and measurement provisions of FIN 48. We continue to recognize interest and penalties as incurred within the provision for income taxes in our consolidated statements of operations. We have recorded a liability of $0.4 million for interest and penalties, which is included as a component of the liabilities for unrecognized tax benefits at January 1, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
          During the three months ended March 31, 2007, we increased our loss contingency accrual in connection with our investment in the Transeastern JV by $78.9 million. Management has determined that it is not “more likely than not” that we will realize the tax benefit on $10.0 million of the related charge. As a result, our effective tax rate for the three months ended March 31, 2007 is below the federal statutory rate of 35.0%.
          We are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. We have effectively closed all U.S. federal income tax matters for years through 2002. The Internal Revenue Service is currently examining our consolidated tax return for fiscal year 2004. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against us could have a material adverse effect on our financial position, results of operations or cash flows.
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
     Warranty
          We provide homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. We generally have recourse against our subcontractors for claims relating to workmanship and materials. We also provide up to a ten-year homeowner’s warranty which covers major structural and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. Estimated warranty costs are recorded at the time of sale based on historical experience and current factor. Warranty costs are included in accounts payable and other liabilities in the accompanying consolidated statements of financial condition.

          During the three months ended March 31, 2007 and 2006, the activity in our warranty cost accrual consisted of the following (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Accrued warranty costs at January 1	$8.1	$7.0
Liability recorded for warranties issued during the period	2.8	4.9
Warranty work performed	(2.3)	(2.3)
Adjustments	(1.4)	(1.3)

Accrued warranty costs at March 31	$7.2	$8.3

     Letters of Credit and Performance Bonds
          We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and homesite purchase contract deposits. At March 31, 2007, we had total outstanding letters of credit and performance / surety bonds under these arrangements of approximately $264.6 million and $259.5 million, respectively. At March 31, 2007, we have estimated our exposure on our outstanding surety bonds to be approximately $149.4 million based on development remaining to be completed.
     Liquidity
          Our Homebuilding results reflect the continued deterioration of conditions in most of our markets characterized by record levels of new and existing homes available for sale, reduced affordability caused by the rapid increase in the price of both new and existing homes over the last several years and diminished buyer confidence. The slowdown in the housing market has led to increased sales incentives, increased pressure on margins, higher cancellation rates, increased advertising expenditures and broker commissions, and increased inventories. We are responding to these situations by analyzing our sales positions and product mix in each of our markets, renegotiating takedowns under homesite and land option contracts, curtailing land acquisition, working with our suppliers to reduce costs and reducing our general and administrative expenses.
          As discussed in Note 7, we amended our $800.0 million revolving credit facility. This amendment requires us to have liens and security interests filed on our borrowing base assets to secure the revolving credit facility, as amended. Our availability under the revolving credit facility, as amended, at March 31, 2007 was $250.1 million.
          During 2006, we evaluated our investment in the Transeastern JV and determined our investment in the joint venture was not recoverable based on the entity’s current financial structure combined with the deteriorating market conditions described in the paragraph above. As a result, we wrote-off our entire investment of $145.1 million. As discussed in Note 4, we received demand letters from Deutsche Bank demanding payment under the Completion Guarantees and Carve-Out Guarantees. The demand letters allege that the Transeastern JV has failed to comply with certain of its obligations pursuant to the Credit Agreements. The demand letters allege potential defaults and that events of default have occurred that have triggered our obligations to pay all of the outstanding obligations under each of the credit agreements and that we are liable for default interest, costs and expenses. We do not believe that our obligations pursuant to the Guarantees have been triggered to the extent claimed by the lenders, and we have and continue to dispute the nature and extent of the claims under the Guarantees. We are in discussions with the Administrative Agent and the lenders concerning this situation. If it is determined that we have significant obligations under these Guarantees, this could have a material adverse effect on our consolidated financial position and results of operations including increased debt and related interest.
          We believe that based on our financial position, availability under our Amended and Restated Credit Agreement and our asset management initiatives, and in light of the current status of our negotiations with the lenders to the Transeastern JV, our lenders, financing sources, the other member of the Transeastern JV, and the joint venture’s land bankers, we will continue to provide sufficient liquidity to fund our operations.
10. Stockholders’ Equity and Stock-Based Compensation
          Under the TOUSA, Inc. Annual and Long-Term Incentive Plan (the “Plan”) employees, consultants and directors of ours, our subsidiaries and affiliated entities, (as defined in the Plan), are eligible to receive options to purchase shares of common stock. Each stock option expires on a date determined when the options are granted, but not more than ten years after the date of grant. Stock options granted have a vesting period ranging from immediate vesting to a graded vesting over five years. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 8,250,000. At March 31, 2007, there were 124,359 shares available for grant.

          Effective January 1, 2006, we adopted the provisions of the 2004-revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Additionally, in connection with the adoption of SFAS 123R we recognized a cumulative change in accounting principle of $2.0 million, net of tax, related to certain common stock purchase rights that were accounted for under the variable accounting method. The cumulative effect of the change in accounting principle of $3.2 million, gross of tax, was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statement of operations. The adoption of SFAS 123R resulted in a charge of $3.2 million and $2.0 million to income before provision for income taxes and net income, respectively, for the three months ended March 31, 2006. The impact of adopting SFAS 123R on both basic and diluted earnings was $0.03 per share.
          During the three months ended March 31, 2007, we recognized compensation expense related to stock options of $0.9 million.
          Activity under the Plan for the three months ended March 31, 2007 was as follows:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at beginning of period	7,712,574	$13.04
Granted	189,552	$9.45
Exercised	—	$—
Forfeited	—	$—

Options outstanding at end of period	7,902,126	$12.82

          As of March 31, 2007, there was $5.7 million of total unrecognized compensation expense related to unvested stock option awards.
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

          The operational results of each of our segments are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Financial information relating to our operations, presented by segment, was as follows (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Homebuilding:
Florida	$257.3	$266.0
Mid-Atlantic	52.2	76.5
Texas	176.7	160.4
West	102.0	111.4

Total Homebuilding	588.2	614.3
Financial Services	12.0	15.2

Total revenues	$600.2	$629.5

(Income) loss from unconsolidated joint ventures:
Florida	$3.4	$1.8
Mid-Atlantic	1.9	(1.1)
Texas	—	(0.2)
West	(1.7)	(28.3)

Total (income) loss from unconsolidated joint ventures	$3.6	$(27.8)

Results of Operations:
Homebuilding:
Florida	$23.8	$51.4
Mid-Atlantic	(3.6)	4.6
Texas	8.4	13.4
West	(29.6)	32.1
Financial Services	2.7	4.5
Corporate and unallocated	(98.3)	(18.7)

Income (loss) before provision for income taxes	$(96.6)	$87.3

	March 31,	December 31,
	2007	2006
Assets:
Homebuilding:
Florida	$912.0	$892.9
Mid-Atlantic	232.2	230.4
Texas	335.6	335.4
West	732.4	721.4
Financial Services	61.7	65.5
Corporate and unallocated	564.1	596.6

Total assets	$2,838.0	$2,842.2

Investments in Unconsolidated Joint Ventures:
Florida	$31.8	$29.4
Mid-Atlantic	5.9	5.3
Texas	6.9	6.8
West	95.8	87.5

Total Investments in Unconsolidated Joint Ventures	$140.4	$129.0

12. Subsequent Event
          On May 9, 2007, we entered into an agreement to sell our Dallas operations for approximately $55.7 million in cash with the potential to realize additional consideration up to $2.0 million if certain performance criteria are achieved. The transaction closing is subject to customary conditions, including completion of diligence by the buyer, and is expected to close on May 31, 2007 and to generate a pretax loss of $11.7 million. In addition, we recorded a goodwill impairment of $3.1 million during the three months ended March 31, 2007. In accordance with SFAS 144, as conditions to classify these operations as held for sale were not met as of March 31, 2007, we have classified these assets in continuing operations in our consolidated financial statements. At March 31, 2007, the carrying value of the assets of our Dallas operations was $76.7 million, of which $71.4 million represented inventory, and the carrying value of its liabilities was $4.1 million.
          Through a limited liability company managed by his adult children, Antonio B. Mon, our Chief Executive Officer and President, has an interest in a limited partnership providing financing to the purchaser of our Dallas operations. The economic interest of the limited liability company is under 5% and it has no control over the investment decisions or management of the investment partnership.

13. Summarized Financial Information
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
Consolidating Statement of Financial Condition
March 31, 2007

	TOUSA,	Guarantor	Non-guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$12.4	$14.4	$—	$—	$26.8
Inventory	—	2,147.7	—	—	2,147.7
Property and equipment, net	5.9	24.0	—	—	29.9
Investments in unconsolidated joint ventures	—	140.4	—	—	140.4
Receivables from unconsolidated joint ventures	—	42.8	—	—	42.8
Investments in/ advances to consolidated subsidiaries	1,974.1	(234.6)	8.5	(1,748.0)	—
Other assets	236.9	50.9	—	—	287.8
Goodwill	—	100.9	—	—	100.9

	2,229.3	2,286.5	8.5	(1,748.0)	2,776.3

FINANCIAL SERVICES:
Cash and cash equivalents	—	—	11.1	—	11.1
Mortgage loans held for sale	—	—	37.8	—	37.8
Other assets	—	—	12.8	—	12.8

	—	—	61.7	—	61.7

Total assets	$2,229.3	$2,286.5	$70.2	$(1,748.0)	$2,838.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$409.9	$217.4	$—	$—	$627.3
Customer deposits	—	59.3	—	—	59.3
Obligations for inventory not owned	—	296.1	—	—	296.1
Notes payable	1,060.8	—	—	—	1,060.8
Bank borrowings	50.0	—	—	—	50.0

	1,520.7	572.8	—	—	2,093.5

FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	5.7	—	5.7
Bank borrowings	—	—	30.2	—	30.2

	—	—	35.9	—	35.9

Total liabilities	1,520.7	572.8	35.9	—	2,129.4

Total stockholders’ equity	708.6	1,713.7	34.3	(1,748.0)	708.6

Total liabilities and stockholders’ equity	$2,229.3	$2,286.5	$70.2	$(1,748.0)	$2,838.0

Consolidating Statement of Financial Condition
December 31, 2006

			Non-
		Guarantor	guarantor	Intercompany
	TOUSA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$53.6	$(0.4)	$—	$—	$53.2
Inventory	—	2,196.2	—	—	2,196.2
Property and equipment, net	6.5	23.5	—	—	30.0
Investments in unconsolidated joint ventures	—	129.0	—	—	129.0
Receivables from unconsolidated joint ventures	—	27.2	—	—	27.2
Investments in/ advances to consolidated subsidiaries	1,933.4	(188.9)	8.2	(1,752.7)	—
Other assets	190.1	47.0	—	—	237.1
Goodwill	—	104.0	—	—	104.0

	2,183.6	2,337.6	8.2	(1,752.7)	2,776.7

FINANCIAL SERVICES:
Cash and cash equivalents	—	—	11.0	—	11.0
Mortgage loans held for sale	—	—	41.9	—	41.9
Other assets	—	—	12.6	—	12.6

	—	—	65.5	—	65.5

Total assets	$2,183.6	$2,337.6	$73.7	$(1,752.7)	$2,842.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$348.0	$215.5	$—	$—	$563.5
Customer deposits	—	63.2	—	—	63.2
Obligations for inventory not owned	—	338.5	—	—	338.5
Notes payable	1,060.7	—	—	—	1,060.7
Bank borrowings	—	—	—	—	—

	1,408.7	617.2	—	—	2,025.9

FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	6.0	—	6.0
Bank borrowings	—	—	35.4	—	35.4

	—	—	41.4	—	41.4

Total liabilities	1,408.7	617.2	41.4	—	2,067.3

Total stockholders’ equity	774.9	1,720.4	32.3	(1,752.7)	774.9

Total liabilities and stockholders’ equity	$2,183.6	$2,337.6	$73.7	$(1,752.7)	$2,842.2

Consolidating Statement of Operations
Three Months Ended March 31, 2007

			Non-
		Guarantor	guarantor	Intercompany
	TOUSA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$588.2	$—	$—	$588.2
Cost of sales	—	506.7	—	—	506.7

Gross profit	—	81.5	—	—	81.5
Selling, general and administrative expenses	21.7	76.8	—	(2.7)	95.8
(Income) loss from unconsolidated joint ventures, net	—	3.6	—	—	3.6
Provision for settlement of loss contingency	78.9	—	—	—	78.9
Goodwill impairment	—	3.1	—	—	3.1
Other (income) expenses, net	(6.1)	8.4	—	(2.9)	(0.6)

Homebuilding pretax income (loss)	(94.5)	(10.4)	—	5.6	(99.3)

FINANCIAL SERVICES:
Revenues	—	—	14.7	(2.7)	12.0
Expenses	—	—	11.1	(1.8)	9.3

Financial Services pretax income	—	—	3.6	(0.9)	2.7

Income (loss) before provision (benefit) for income taxes	(94.5)	(10.4)	3.6	4.7	(96.6)
Provision (benefit) for income taxes	(28.5)	(3.7)	1.6	—	(30.6)

Net income (loss)	$(66.0)	$(6.7)	$2.0	$4.7	$(66.0)

Consolidating Statement of Operations
Three Months Ended March 31, 2006

			Non-
		Guarantor	guarantor	Intercompany
	TOUSA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$614.3	$—	$—	$614.3
Cost of sales	—	463.9	—	—	463.9

Gross profit	—	150.4	—	—	150.4
Selling, general and administrative expenses	19.3	79.1	—	(1.0)	97.4
(Income) from unconsolidated joint ventures, net	—	(27.8)	—	—	(27.8)
Other (income) expenses, net	(71.6)	8.1	—	61.5	(2.0)

Homebuilding pretax income (loss)	52.3	91.0	—	(60.5)	82.8

FINANCIAL SERVICES:
Revenues	—	—	16.2	(1.0)	15.2
Expenses	—	—	12.6	(1.9)	10.7

Financial Services pretax income	—	—	3.6	0.9	4.5

Income before provision (benefit) for income taxes	52.3	91.0	3.6	(59.6)	87.3
Provision (benefit) for income taxes	(2.7)	33.7	1.3	—	32.3

Net income	$55.0	$57.3	$2.3	$(59.6)	$55.0

Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007

			Non-
		Guarantor	guarantor	Intercompany
	TOUSA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Net Cash Used in Operating Activities	$(47.7)	$(15.4)	$6.0	$4.7	$(52.4)

Cash Flows from Investing Activities:
Net additions to property and equipment	(0.3)	(2.9)	(0.1)	—	(3.3)
Investments in unconsolidated joint ventures	—	(15.8)	—	—	(15.8)
Capital distributions from unconsolidated joint ventures	—	2.7	—	—	2.7

Net cash used in investing activities	(0.3)	(16.0)	(0.1)	—	(16.4)

Cash Flows from Financing Activities:
Net borrowings from revolving credit facility	50.0	—	—	—	50.0
Net repayments on Financial Services bank borrowings	—	—	(5.2)	—	(5.2)
Payments for deferred financing costs	(2.0)	—	—	—	(2.0)
Increase (decrease) in intercompany transactions	(40.7)	45.7	(0.3)	(4.7)	—

Net cash provided by (used in) financing activities	7.3	45.7	(5.5)	(4.7)	42.8

Increase (decrease) in cash and cash equivalents	(40.7)	14.3	0.4	—	(26.0)
Cash and cash equivalents at beginning of period	50.6	(1.2)	6.8	—	56.2

Cash and cash equivalents at end of period	$9.9	$13.1	$7.2	$—	$30.2

Consolidating Statement of Cash Flows
Three Months Ended March 31, 2006

			Non-
		Guarantor	guarantor	Intercompany
	TOUSA, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
		(Dollars in millions)
Net Cash Used in Operating Activities	$(32.8)	$(50.7)	$(2.9)	$(59.6)	$(146.0)

Cash Flows from Investing Activities:
Net additions to property and equipment	(0.4)	(5.0)	(0.7)	—	(6.1)
Investments in unconsolidated joint ventures	—	(4.6)	—	—	(4.6)
Capital distributions from unconsolidated joint ventures	—	2.2	—	—	2.2

Net cash used in investing activities	(0.4)	(7.4)	(0.7)	—	(8.5)

Cash Flows from Financing Activities:
Net borrowings from revolving credit facility	235.0	—	—	—	235.0
Net proceeds from Financial Services bank borrowings	—	—	5.6	—	5.6
Payments for deferred financing costs	(2.8)	—	—	—	(2.8)
Excess income tax benefit from exercise of stock options	0.1	—	—	—	0.1
Proceeds from stock option exercises	0.2	—	—	—	0.2
Dividends paid	(0.9)	—	—	—	(0.9)
Increase (decrease) in intercompany transactions	(136.5)	80.8	(3.9)	59.6	—

Net cash provided by financing activities	95.1	80.8	1.7	59.6	237.2

Increase (decrease) in cash and cash equivalents	61.9	22.7	(1.9)	—	82.7
Cash and cash equivalents at beginning of period	20.2	6.0	8.7	—	34.9

Cash and cash equivalents at end of period	$82.1	$28.7	$6.8	$—	$117.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.
     As used in this Form 10-Q, “consolidated” information refers only to information relating to our operations which are consolidated in our financial statements; “combined” information includes consolidated information and information relating to our unconsolidated joint ventures. When we refer to combined results of our unconsolidated joint ventures, we have excluded the Transeastern Joint Venture (Transeastern JV), which builds and markets homes in Florida, due to our write off of our investment and the expectation that the joint venture will not provide a contribution to our results in the absence of a resolution of the issues related to the Transeastern JV. We believe that it would be misleading to include the joint venture’s deliveries, sales orders, backlog and homesites as part of our discussion. Unless otherwise noted, the information contained herein is shown on a consolidated basis.
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
     For the three months ended March 31, 2007, total consolidated home deliveries decreased 2%, consolidated revenues decreased 4%, and consolidated net sales orders decreased 17% as compared to the three months ended March 31, 2006. For the three months ended March 31, 2007, we had a net loss of $66.0 million as compared to net income of $55.0 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, our unconsolidated joint ventures (excluding the Transeastern JV) had a decrease in net sales orders of 47% and a decrease in deliveries of 38% as compared to the three months ended March 31, 2006.
     Our Homebuilding results reflect the continued deterioration of conditions in most of our markets throughout 2006 and through the first quarter of 2007 characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. Our markets continue to experience lower traffic, increased cancellations, higher incentives and lower margins. In addition, speculative investors continue to cancel existing contracts and reduce prices on homes previously purchased, contributing to the oversupply of homes available for sale.
     The slowdown in the housing market has led to increased sales incentives, higher cancellation rates, increased advertising expenditures and broker commissions, and increased inventories resulting in increased pressure on margins. We expect our gross margin on home sales to continue to be negatively impacted due to pricing pressures, competition, increased sales incentives and a product mix shift to markets with historically lower margins. We are responding to these situations by analyzing each community to determine our profit and sales absorption goals. In addition, we remain focused on generating cash and strengthening our balance sheet by diligent management of our assets. We review the size, geographic allocations and components of our inventory to better align these assets with estimated future deliveries. We have established inventory targets based on current market conditions, existing inventory levels and our historical and projected results. If our inventory exceeds these targeted levels, which is currently the case, we are and will continue to take necessary actions to reduce our inventory to these targeted levels at each of our divisions. These actions include to the extent possible:
•	limiting new arrangements to acquire land;

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of homes under construction;

•	re-negotiating terms or abandoning our rights under option contracts;

•	considering other asset dispositions including the possible sale of underperforming assets, communities, divisions and joint venture interests (see Recent Developments regarding our agreement to sell our Dallas operations);

•	reducing inventory target levels; and

•	other initiatives designed to monetize our assets.
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
Recent Developments
     On May 9, 2007, we entered into an agreement to sell our Dallas operations for approximately $55.7 million in cash with the potential to realize additional consideration up to $2.0 million if certain performance criteria are achieved. The transaction closing is subject to customary conditions, including completion of diligence by the buyer, and is expected to close on May 31, 2007 and to generate a pretax loss of $11.7 million. In addition, we recorded a goodwill impairment of $3.1 million during the three months ended March 31, 2007. In accordance with SFAS 144, as conditions to classify these operations as held for sale were not met as of March 31, 2007, we have classified these assets in continuing operations in our consolidated financial statements. At March 31, 2007, the carrying value of the assets of our Dallas operations was $76.7 million, of which $71.4 million represented inventory, and the carrying value of its liabilities was $4.1 million.
     Through a limited liability company managed by his adult children, Antonio B. Mon, our Chief Executive Officer and President, has an interest in a limited partnership providing financing to the purchaser of our Dallas operations. The economic interest of the limited liability company is under 5% and it has no control over the investment decisions or management of the investment partnership.
Total Controlled Homesites by our Homebuilding Operations (Including Joint Ventures, excluding the Transeastern JV)
     We use option contracts in addition to land joint ventures in order to acquire land whenever feasible. Option contracts allow us to control large homesite positions with minimal capital investment and significantly reduce the risks associated with land ownership and development. At March 31, 2007, our consolidated operations controlled approximately 54,300 homesites. Of this amount, we owned approximately 22,500 homesites and had option contracts on approximately 31,800 homesites. In addition, our unconsolidated joint ventures (excluding the Transeastern JV) controlled approximately 4,700 homesites. Based on current housing market conditions, inventory levels, and our asset management efforts, we have curtailed approving new arrangements for land acquisitions in most of our markets, except Texas.
     As part of our land acquisition strategy, we have used our capital to control, acquire and develop larger land parcels that could yield homesites exceeding the requirements of our homebuilding activities. These large land transactions are characterized by low costs per homesite where development will not begin for 3 to 5 years. These additional homesites are typically sold to other homebuilders. We have confined these activities to selected land-constrained markets where we believe land supplies will remain constrained and opportunities for land sale profits are likely to continue for a period of time. At March 31, 2007, of our 22,500 owned homesites, 7,600 homesites are part of this strategy. Of the 31,800 homesites controlled through option contracts, 4,700 homesites are also part of this strategy. At March 31, 2007, deposits controlling the homesites under option approximated $12.2 million. We plan to reduce our positions in these large land transactions in the future in connection with our asset management activities.
     Controlled homesites represent homesites either owned or under option by our consolidated subsidiaries or by our unconsolidated joint ventures that build and market homes. As part of our controlled homesites, we do not include homesites included in land development joint ventures for which we do not intend to build homes as these homesites are not controlled for our homebuilding operations. These joint ventures will acquire and develop land to be sold to us for use in our homebuilding operations or sold to others. As of March 31, 2007 and December 31, 2006 these joint ventures owned 3,000 and 3,100 homesites, respectively. Of these amounts, we had options to acquire 300 and 500 homesites, which are included in our consolidated homesites under option. Any profits generated from the purchase of homesites from these joint ventures are deferred until the ultimate sale to an unrelated third party.

     In connection with our asset management efforts, during the three months ended March 31, 2007, we abandoned our rights under certain option contracts which resulted in a reduction of 7,600 optioned homesites. The pending sale of our Dallas operations will reduce the number of controlled homesites by approximately 4,000 homesites. The table below summarizes our controlled homesite supply as of March 31, 2007 and December 31, 2006.

	March 31, 2007			December 31, 2006
			Total			Total
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Consolidated	22,500	31,800	54,300	22,200	42,500	64,700
Unconsolidated joint ventures	3,400	1,300	4,700	2,900	2,100	5,000

Combined total	25,900	33,100	59,000	25,100	44,600	69,700

Owned and Optioned Land Summary for our Consolidated Operations
     The following is a summary of our consolidated controlled homesites:

	March 31, 2007			December 31, 2006
			Total			Total
Region	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Florida	6,800	10,000	16,800	6,900	11,000	17,900
Mid-Atlantic	900	2,600	3,500	800	2,700	3,500
Texas	4,000	8,700	12,700	3,700	10,900	14,600
West	10,800	10,500	21,300	10,800	17,900	28,700

Total	22,500	31,800	54,300	22,200	42,500	64,700

     The following is a summary breakdown of our owned homesites:

	Residences Completed or		Homesites Finished or		Raw Land Held for
	Under Construction		Under Development		Future Development		Total
Region	3/31/07	12/31/06	3/31/07	12/31/06	3/31/07	12/31/06	3/31/07	12/31/06
Florida	1,500	1,700	3,600	3,500	1,700	1,700	6,800	6,900
Mid-Atlantic	300	300	600	500	—	—	900	800
Texas	1,200	1,200	1,600	1,400	1,200	1,100	4,000	3,700
West	600	800	2,300	2,200	7,900	7,800	10,800	10,800

Total	3,600	4,000	8,100	7,600	10,800	10,600	22,500	22,200

     Homebuilding Operations.
     Consolidated sales value in backlog at March 31, 2007 as compared to March 31, 2006 decreased by 24% to $1.4 billion. Our unconsolidated joint ventures (excluding the Transeastern JV) had an additional $0.2 billion in sales value in backlog at March 31, 2007. Our consolidated sales orders cancellation rate was approximately 29% for the three months ended March 31, 2007 as compared to 49% for the three months ended December 31, 2006 and 21% for the three months ended March 31, 2006. The increase in the cancellation rate is a result of the challenging housing market which we discuss in further detail below.
     We build homes for inventory (speculative homes) and on a pre-sold basis. At March 31, 2007, we had 3,600 homes completed or under construction on a consolidated basis compared to 4,000 homes at December 31, 2006. Approximately 30% of these homes were unsold at March 31, 2007, a decrease from 34% at December 31, 2006. At March 31, 2007, we had 322 completed unsold homes in our inventory on a consolidated basis, up 10% from 293 homes at December 31, 2006. Approximately 40% of our completed, unsold homes at March 31, 2007 had been completed for more than 90 days. As part of our asset management strategy, we are focusing our efforts on addressing our inventory levels and timing our construction starts, together with other actions, to strengthen our balance sheet.
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
     Financial Services Operations.
     To provide homebuyers with a seamless home purchasing experience, we have a complementary financial services business which provides mortgage financing and settlement services and offers title, homeowners’ and other insurance products to our homebuyers and others. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. Our title and settlement services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income, and the gain on the sale of the mortgages which is recognized when the loans and related servicing rights are sold to third party investors. Our title operations’ revenues consist primarily of fees and premiums from title insurance and settlement services. The principle expenses of our Financial Services operations are SG&A expenses, which consist primarily of compensation and interest expense on our warehouse lines of credit.
     For the three months ended March 31, 2007, approximately 3 to 5% of the homebuyers, including in our unconsolidated joint ventures, that utilized our mortgage subsidiary obtained sub-prime loans. We define a sub-prime loan as one where the buyer’s FICO score is below 620 and is not an FHA or VA loan. As of March 31, 2007, approximately 6-8% of our backlog that utilized our mortgage subsidiary included homebuyers seeking sub-prime financing. Recent initiatives to tighten the underwriting standards of the sub-prime market could make mortgage funds less available to these customers in our backlog, as well as decrease future demand from these buyers. Additionally, we do not know the impact that the tightening of credit standards in the sub-prime market will have on the Alt-A and prime loans. To the extent that underwriting standards tighten up for this portion of our customer base and limit the availability of this type of mortgage financing, demand from this customer base could be reduced which would adversely impact our revenues.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before it is recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007, and recognized a $1.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance at January 1, 2007. In accordance with the transition requirements of FIN 48, results of prior periods have not been restated.
     We believe that there have been no other significant changes to our critical accounting policies during the three months ended March 31, 2007 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations — Consolidated
  Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Total revenues decreased 5% to $600.2 million for the three months ended March 31, 2007, from $629.5 million for the three months ended March 31, 2006. This decrease is attributable to a decrease in Homebuilding revenues of 4%, and a decrease in Financial Services revenues of 21%.
     For the three months ended March 31, 2007, we had a loss before benefit for income taxes of $96.6 million as compared to income before provision for income taxes of $87.3 million for the three months ended March 31, 2006. This decrease is due primarily to a $78.9 million increase in an estimated loss contingency related to the potential settlement of a dispute in connection with the restructuring of the Transeastern JV and the allegation of the lenders to the joint venture relating to certain guarantees issued by us in connection with the joint venture and $42.0 million in inventory impairments and write-offs of land deposits and related abandonment costs.
     Our effective tax rate was 31.7% and 37.0% for the three months ended March 31, 2007 and 2006, respectively. The 2007 effective tax rate is impacted primarily due to management determining that it was not “more likely than not” that we will realize the tax benefit on $10.0 million of the $78.9 million increase in the estimated loss contingency in connection with the Transeastern JV recognized during the three months ended March 31, 2007.
     For the three months ended March 31, 2007, we had a net loss of $66.0 million (or a loss of $1.11 per diluted share) as compared to net income of $55.0 million (or $0.89 per diluted share) for the three months ended March 31, 2006.
  Homebuilding
     Homebuilding revenues decreased 4% to $588.2 million for the three months ended March 31, 2007, from $614.3 million for the three months ended March 31, 2006. This decrease is primarily due to a decrease in revenues from land sales to $3.3 million for the three months ended March 31, 2007, from $28.0 million for the comparable period in 2006. The decline in revenue from land sales was due to the more challenging housing market causing a decline in demand for land by homebuilders. Revenue from home sales decreased slightly to $584.9 million for the three months ended March 31, 2007 from $586.3 million for the three months ended March 31, 2006. The decrease in revenue from home sales, which is net of buyer incentives, was due to a 2.3% decrease in the number of deliveries to 1,831 from 1,874 for the three months ended March 31, 2006, partially offset by a 2% increase in the average price of homes delivered to $319,000 from $313,000 for the three months ended March 31, 2006. The increase in the average price of homes delivered is primarily a result of changes in geographic and product mix. We expect our home sales revenues to decrease in 2007 as the number of home deliveries declines and the average price of homes delivered continues to be impacted by increased incentives as a result of decreased demand for new homes.
     Our homebuilding gross profit decreased 46% to $81.5 million for the three months ended March 31, 2007, from $150.4 million for the three months ended March 31, 2006. This decrease is primarily due to an increase in inventory impairments and abandonment costs of $36.0 million to $42.0 million for the three months ended March 31, 2007. Excluding impairment charges, our gross profit margin on revenues from homes sales decreased to 20.5% for the three months ended March 31, 2007 from 26.0% for the three months ended March 31, 2006. The decrease was primarily due to higher incentives on homes delivered in response to challenging homebuilding market conditions. For the three months ended March 31, 2007, our incentives increased to $36,400 per home delivered as compared to $12,000 per home delivered for the three months ended March 31, 2006. We expect gross margins, excluding impairment and related charges, to continue to decline in 2007 due to higher incentives being offered to improve sales velocity. Excluding impairment charges, gross profit on land sales increased $0.5 million to $0.9 million for the three months ended March 31, 2007.
     SG&A expenses decreased to $95.8 million for the three months ended March 31, 2007, from $97.4 million for the three months ended March 31, 2006. The decrease in SG&A expenses is due primarily to a reduction in overhead and related expenses, including reductions in compensation and a decrease of $4.7 million in stock-based compensation expense, as we continue to improve our operating efficiencies, reduce costs, and streamline our operations. This decline has been partially offset by the following: (1) an increase of $10.2 million in direct selling and advertising expenses, which include commissions, closing costs, advertising and sales associates compensation, as a result of the more challenging housing market; and (2) $7.5 million in professional fees related to the Transeastern JV. We expect that professional fees relating to the Transeastern JV will increase in 2007 as we continue to work towards to settlement.
     SG&A expenses as a percentage of revenues from home sales for the three months ended March 31, 2007 decreased to 16.4%, as compared to 16.6% for the three months ended March 31, 2006. The 20 basis point decrease in SG&A expenses as a percentage of home sales revenues is due to the factors discussed above. We expect our selling expenses as a percentage of our revenue from home sales to continue to increase in 2007 due to the competition for homebuyers. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses incurred by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses.

     For the three months ended March 31, 2007, we had a loss from joint ventures of $3.6 million compared to income from joint ventures of $27.8 million for the three months ended March 31, 2006. The decrease in our earnings from joint venture is primarily due to reduced earnings in the joint ventures as our joint ventures are experiencing the similar challenging market conditions as our consolidated operations. Additionally, during the three months ended March 31, 2007 we recognized impairments of $5.5 million on certain investments. For the three months ended March 31, 2007, our unconsolidated joint ventures (excluding the Transeastern JV) delivered 322 homes as compared to 523 homes delivered during the comparable period in the prior year.
  Net Sales Orders and Homes in Backlog (consolidated)
     For the three months ended March 31, 2007, net sales orders decreased by 17% as compared the three months ended March 31, 2006. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates. We expect these factors to continue to negatively impact our combined net sales orders until the markets normalize.
     Our cancellation rate increased to 29% for the three months ended March 31, 2007 from 21% for the three months ended March 31, 2006. Except for our Mid-Atlantic region, all of our regions have experienced an increase in cancellation rates for the three months ended March 31, 2007, when compared with the same period in 2006. Our West region had the largest increase in cancellation rate to 38% for the three months ended March 31, 2007 from 23% for the three months ended March 31, 2006. Our Florida region also experienced a large increase in cancellation rates to 30% for the three months ended March 31, 2007 from 16% for the three months ended March 31, 2006. The cancellation rate for our Texas region was 28% for the three months ended March 31, 2007, which represents a 4% increase over the comparative period in the prior year. The cancellation rate for our Mid-Atlantic region was 17% for the three months ended March 31, 2007, which represents a 4% decrease over the comparative period in the prior year.
     We had 4,061 homes in backlog as of March 31, 2007, as compared to 5,555 homes in backlog as of March 31, 2006. The 27% decrease in backlog is primarily due to a decline in net sales orders and an increase in cancellation rates as a result of decreased demand. The sales value of backlog decreased 24% to $1.4 billion at March 31, 2007, from $1.9 billion at March 31, 2006, due to the decrease in the number of homes in backlog which was offset by an increase in the average selling price of homes in backlog to $352,000 from $339,000 from period to period. The increase in the average selling price of homes in backlog was primarily due to a change in product mix. We expect the average selling price of homes in backlog to decrease in the future as cancellations remain higher than historical levels and higher incentives are offered to move home inventory.
  Net Sales Orders and Homes in Backlog (unconsolidated joint ventures excluding the Transeastern JV)
     For the three months ended March 31, 2007, net sales orders decreased by 47% as compared to the three months ended March 31, 2006. The decrease in net sales orders is due to challenging market conditions, decreased demand and higher cancellation rates. We expect these factors to continue to negatively impact our combined net sales orders until the markets strengthen. The decrease in net sales orders is also due to a decline in the number of active communities in our joint ventures. We intend to limit the use of joint ventures that build and sell homes.
     We had 430 homes in backlog as of March 31, 2007, as compared to 1,616 homes in backlog as of March 31, 2006. The 73% decrease in backlog primarily is due to a decline in net sales orders as compared to the increase in deliveries. The decline in net sales orders is due to the factors described above.
     Joint venture revenues are not included in our consolidated financial statements. At March 31, 2007, the sales value of our joint ventures’ homes in backlog (excluding the Transeastern JV) was $134.5 million compared to $567.1 million at March 31, 2006. This decrease is due primarily to the decrease in homes in backlog. In addition, the average selling price of homes in backlog (excluding the Transeastern JV) decreased to $313,000 from $369,000 from period to period.
  Financial Services
     Financial Services revenues decreased to $12.0 million for the three months ended March 31, 2007, from $15.2 million for the three months ended March 31, 2006. This 21% decrease is due primarily to a decrease in the number of closings at our title and mortgage operations. For the three months ended March 31, 2007, our mix of mortgage originations was 11% adjustable rate mortgages (of which approximately 96% were interest only) and 89% fixed rate mortgages, which is a shift from 20% adjustable rate mortgages and 80% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the three months ended March 31, 2007 was 730, and the average loan to value ratio on first mortgages was 78%. For the three months ended March 31, 2007 and 2006, approximately 12% of our homebuyers paid in cash. Our combined mortgage operations capture ratio for non-cash homebuyers increased to 67% (excluding the Transeastern JV) for the three months ended March 31, 2007 from 66% for the three months ended March 31, 2006. The number of closings at our mortgage operations decreased to 1,273 for the three months ended March 31, 2007, from 1,438 for the three months ended March 31, 2006. Our combined title operations capture ratio was 96% for the three months ended March 31, 2007, which is consistent with the comparative prior period. The number of closings at our title operations decreased to 4,223 for the three months ended March 31, 2007, from 5,716 for the same period in 2006. Non-affiliated customers accounted for approximately 61% of our title company revenues for the three months ended March 31, 2007.
     Financial Services expenses decreased to $9.3 million for the three months ended March 31, 2007, from $10.7 million for the three months ended March 31, 2006. This 14% decrease is a result of reduced staff levels in response to a more challenging housing market.
  Reportable Segments
     Our operating segments are aggregated into reportable segments in accordance with SFAS 131 based primarily upon similar economic characteristics, product type, geographic area and information used by the chief operating decision maker to allocate resources and assess performance. Our reportable segments consist of our four major Homebuilding geographic regions (Florida, Mid-Atlantic, Texas and the West) and our Financial Services operations.
Homebuilding Operations
     We have historically aggregated our Homebuilding operations into a single reportable segment, but we have restated our segment disclosures to present four homebuilding reportable segments for the three months ended March 31, 2007 and 2006 as follows:
Florida: Jacksonville, Central Florida, Southeast Florida, Southwest Florida, Tampa/St. Petersburg
Mid-Atlantic: Baltimore/Southern Pennsylvania, Delaware, Nashville, Northern Virginia
Texas: Austin, Dallas/Ft. Worth, Houston, San Antonio
West: Colorado, Las Vegas, Phoenix
Selected Homebuilding Operations and Financial Data
     The following tables set forth selected operational and financial data for our Homebuilding operations for the periods indicated (dollars in millions, except average price in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Homebuilding Florida:
Sales of homes	$256.3	$266.0
Sales of land	1.0	—

Total Homebuilding Florida	$257.3	$266.0
Homebuilding Mid-Atlantic:
Sales of homes	$52.2	$70.0
Sales of land	—	6.5

Total Homebuilding Mid-Atlantic	$52.2	$76.5
Homebuilding Texas:
Sales of homes	$174.4	$158.1
Sales of land	2.3	2.3

Total Homebuilding Texas	$176.7	$160.4
Homebuilding West:
Sales of homes	$102.0	$92.2
Sales of land	—	19.2

Total Homebuilding West	$102.0	$111.4

Total Homebuilding Revenues	$588.2	$614.3

	Three Months Ended
	March 31,
	2007	2006
Results of Operations:
Homebuilding:
Florida	$23.8	$51.4
Mid-Atlantic	(3.6)	4.6
Texas	8.4	13.4
West	(29.6)	32.1
Financial Services	2.7	4.5
Corporate and unallocated	(98.3)	(18.7)

Income (loss) before provision for income taxes	$(96.6)	$87.3

	Three Months Ended
	March 31,
	2007	2006
Impairment charges on active communities:
Homebuilding:
Florida	$5.1	$0.5
Mid-Atlantic	2.1	3.1
Texas	0.1	—
West	0.7	1.7

Total impairment charges on active communities	$8.0	$5.3

	Three Months Ended
	March 31,
	2007	2006
Write-offs of deposits and abandonment costs:
Homebuilding:
Florida	$0.7	$0.1
Mid-Atlantic	0.4	0.2
Texas	3.0	0.2
West	29.9	0.2

Total write-offs of deposits and abandonment costs	$34.0	$0.7

	Three Months Ended March 31,
	2007		2006
Deliveries:	Homes	$	Homes	$
Consolidated:
Florida	720	$256.3	746	$266.0
Mid-Atlantic	152	52.2	162	70.0
Texas	685	174.4	645	158.1
West	274	102.0	321	92.2

Consolidated total	1,831	$584.9	1,874	$586.3
Unconsolidated joint ventures:
Florida*	3	$0.9	—	$—
Mid-Atlantic	1	0.3	60	17.5
West	318	101.2	463	168.5

Total unconsolidated joint ventures	322	$102.4	523	$186.0

Combined total	2,153	$687.3	2,397	$772.3

*	Excludes Transeastern JV deliveries of 279 and 372, including revenues of $73.0 million and $116.2 million for our three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007		2006
Net Sales Orders (1):	Homes	$	Homes	$
Consolidated:
Florida	598	$217.3	626	$254.8
Mid-Atlantic	221	81.6	159	67.2
Texas	729	184.1	818	203.2
West	253	80.8	554	191.9

Consolidated total	1,801	$563.8	2,157	$717.1
Unconsolidated joint ventures:
Florida*	4	$0.9	11	$4.0
Mid-Atlantic	3	0.7	43	11.6
West	243	63.9	414	141.3

Total unconsolidated joint ventures	250	$65.5	468	$156.9

Combined total	2,051	$629.3	2,625	$874.0

(1)	Net of cancellations

*	Excludes Transeastern JV net sales orders of 36 and 23 with a sales value of $(8.8) million and $18.0 million, respectively, including cancellations of 272 and 56 for our three months ended March 31, 2007 and 2006, respectively.

	March 31, 2007			March 31, 2006
			Avg			Avg
Sales Backlog:	Homes	$	Price	Homes	$	Price
Consolidated:
Florida	2,106	$812.8	$386	2,817	$1,025.5	$364
Mid-Atlantic	275	109.9	$400	243	91.8	$378
Texas	1,240	338.4	$273	1,411	364.6	$258
West	440	168.8	$384	1,084	403.5	$372

Consolidated total	4,061	$1,429.9	$352	5,555	$1,885.4	$339
Unconsolidated joint ventures:
Florida*	47	$14.2	$302	47	$13.4	$284
Mid-Atlantic	5	1.8	$351	75	25.4	$339
West	378	118.5	$314	1,494	558.3	$374

Total unconsolidated joint ventures	430	$134.5	$313	1,616	$597.1	$369

Combined total	4,491	$1,564.4	$348	7,171	$2,482.5	$346

*	Excludes for our three months ended March 31, 2007 and 2006, homes in backlog of 454 and 2,729 with a sales value of $114.0 million and $788.1 million, respectively for the Transeastern JV.

	Three Months Ended March 31,
	2007		2006
		Sales		Sales
Average Price:	Deliveries	Orders	Deliveries	Orders
Consolidated:
Florida	$356	$363	$357	$407
Mid-Atlantic	$344	$369	$432	$422
Texas	$255	$253	$245	$248
West	$372	$319	$287	$346
Consolidated total	$319	$313	$313	$332
Unconsolidated joint ventures:
Florida	$291	$229	$—	$361
Mid-Atlantic	$281	$244	$292	$268
West	$318	$263	$364	$341
Total unconsolidated joint ventures	$318	$262	$356	$335
Combined total	$319	$307	$322	$333
  Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006
     Florida: Homebuilding revenues decreased 3% for the three months ended March 31, 2007 to $257.3 million from $266.0 million for the three months ended March 31, 2006. The decrease in revenues was due to a 3% decrease in the number of home deliveries to 720 homes delivered for the three months ended March 31, 2007, compared to 746 homes delivered for the three months ended March 31, 2006. Gross margins on home sales were 20.9% for the three months ended March 31, 2007, compared to 29.3% for the three months ended March 31, 2006. The decrease in gross margins was due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 621% to $52,200 per home for the three months ended March 31, 2007, from $7,200 for the comparable period last year.
     During the three months ended March 31, 2007, we generated a loss of $0.3 million on our revenues from land sales as compared to gross profit on land sales of $0.7 million during the three months ended March 31, 2006.
     Mid-Atlantic: Homebuilding revenues decreased 32% to $52.2 million for the three months ended March 31, 2007 from $76.5 million for the three months ended March 31, 2006. The decrease in revenues was primarily due to a 20% decrease in the average selling price to $344,000 from $432,000 and a decrease of 6% in home deliveries to 152 homes delivered in the first quarter of 2007, compared to 162 homes delivered for the three months ended March 31, 2006. Gross margins on home sales were 11.1% for the three months ended March 31, 2007, compared to 16.9% for the three months ended March 31, 2006. Gross margin on home sales decreased for the three months ended March 31, 2007 primarily due to a 31% increase in the average sales incentives offered to homebuyers ($26,600 per home delivered for the three months ended March 31, 2007, compared to $20,400 per home delivered for the three months ended March 31, 2006).
     For the three months ended March 31, 2007, we generated a loss of $0.4 million on our revenues from land sales as compared to gross profit on land sales of $1.3 million during the three months ended March 31, 2006.
     Texas: Homebuilding revenues increased 10% for the three months ended March 31, 2007 to $176.7 million from $160.4 million for the three months ended March 31, 2006. The increase in revenues was primarily due to a 6% increase in the number of home deliveries to 685 homes delivered for the three months ended March 31, 2007, compared to 645 homes delivered for the three months ended March 31, 2006. Additionally, we experienced an increase in average sales price on homes delivered to $255,000 during the three months ended March 31, 2007, as compared to $245,000 during the comparable period in the prior year. Gross margins on home sales were 21.1% for the three months ended March 31, 2007, compared to 21.0% for three months ended March 31, 2006. Incentives per home delivered increased 8% to $14,800 from $13,700 for the three months ended March 31, 2006.
     For the three months ended March 31, 2007, we generated a loss of $2.4 million on our revenues from land sales as compared to gross profit on land sales of $0.2 million during three months ended March 31, 2006.

     West: Homebuilding revenues decreased 9% for the three months ended March 31, 2007 to $102.0 million from $111.4 million for the three months ended March 31, 2006. The decrease in revenues was primarily due to a 15% decrease in the number of home deliveries to 274 homes delivered for three months ended March 31, 2007, compared to 321 homes delivered for the three months ended March 31, 2006, partially offset by an increase of 30% in the average selling price to $372,000 from $287,000. The increase in the average sales price in our West region was primarily due to a change in product mix. Gross margins on home sales were 14.5% for the three months ended March 31, 2007, compared to 27.1% for the three months ended March 31, 2006. The decrease in gross margins was due primarily to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 260% to $54,600 per home for the three months ended March 31, 2007, from $15,200 for the comparable period last year.
     For the three months ended March 31, 2007, we generated a loss of $27.6 million on our revenues from land sales as compared to gross profit on land sales of $1.0 million during three months ended March 31, 2006 due to land abandonment charges of $29.9 million.
  Financial Services Operations
     The following table presents selected financial data related to our Financial Services reportable segment for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2007	2006
Revenues	$12.0	$15.2
Expenses	9.3	10.7

Financial Services pretax income	$2.7	$4.5

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
     At March 31, 2007, we had unrestricted cash and cash equivalents of $30.2 million as compared to $56.2 million at December 31, 2006.
     Our income before non-cash charges generally is our most significant source of operating cash flow. In recent years, because of our rapid growth, our operations have generally used more cash than they have generated. However, in response to a more challenging housing market, during the third quarter of 2006, we began to take action to improve our balance sheet and liquidity. We are managing our assets to strengthen our balance sheet, and in doing so, management has established inventory targets based on current market conditions, existing inventory levels and our historical and projected results. If our inventory exceeds these targeted levels, which is currently the case, we are and will continue to take necessary actions to bring inventory within these targeted levels at each of our divisions. These actions include, to the extent possible: limiting new arrangements to acquire land; engaging in bulk sales of land and unsold homes; reducing the number of homes under construction; re-negotiating terms or abandoning our rights under option contracts; considering other asset dispositions including the possible sale of underperforming assets, communities, divisions, and joint venture interests; further reducing inventory target levels; and other initiatives designed to monetize our assets. During the three months ended March 31, 2007, we have abandoned our rights under certain option agreements which have resulted in a 7,600 unit decline in our controlled homesites and approximately $160.0 million in cash savings on future land takedowns. As challenging market conditions continue, we expect to see a decline in inventory as we attempt to align our inventory levels to housing demand. We believe these actions will strengthen our balance sheet and improve our liquidity however, many of these actions may result in charges to earnings.

     For the three months ended March 31, 2007, cash used in operating activities was $52.4 million, as compared to $146.0 million during the three months ended March 31, 2006. The improvement in the use of cash by our operating activities is primarily a result of a reduction in the growth of our inventory during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, partially offset by a decline in our net income during the 2007 quarter as compared to the 2006 quarter. On May 9, 2007, we entered into an agreement to sell our Dallas operations for approximately $55.7 million in net cash proceeds with the potential to realize additional consideration up to $2.0 million if certain performance criteria are achieved. The transaction closing is subject to customary conditions, including completion of diligence by the buyer, and is expected to close on May 31, 2007 and to generate a pretax loss of $11.7 million. At March 31, 2007, our Dallas operations owned 1,200 homesites, had options to acquire 2,800 additional homesites and had 180 homes in backlog. We anticipate that the sale of this operation will result in an increase in cash flow for the year ended December 31, 2007 after consideration of the loss of potential home deliveries.
     Cash used in investing activities was $16.4 million during the three months ended March 31, 2007, as compared to $8.5 million during the three months ended March 31, 2006. The increase in cash used in investing activities is primarily due to an increase in investments in unconsolidated joint ventures to $15.8 million. This increase was partially offset by a decrease in net additions to property and equipment to $3.3 million, in addition to the receipt of capital distributions from the unconsolidated joint ventures of $2.7 million during the three months ended March 31, 2007.
Seasonality
     The homebuilding industry tends to be seasonal, as generally there are more homes sold in the spring and summer months. Because new home deliveries trail new home contracts by a number of months, we typically have the greatest percentage of home deliveries in the fall and winter. Accordingly, during the first half of the year we typically have a higher use of our revolving credit facility.
  Financing Activities
     Our consolidated borrowings at March 31, 2007 were $1.1 billion, consistent with the balance at December 31, 2006. At March 31, 2007, our Homebuilding borrowings of $1.1 billion included $250.0 million of 8 1/4 % senior notes due 2011, $300.0 million of 9% senior notes due 2010, $185.0 million of 10 3/8% senior subordinated notes due 2012, $125.0 million of 7 1/2% senior subordinated notes due 2011, $200.0 million of 7 1/2% senior subordinated notes due 2015, and $50.0 million of revolving credit facility borrowings which bear interest at the reserve-adjusted Eurodollar base rate plus 1.90%. Our weighted average debt to maturity is 4.6 years, while our average inventory turnover is 1.1 times per year.
     In March 2006, we entered into an $800.0 million revolving credit facility. The facility had a letter of credit subfacility of $400.0 million. Both base rate loans and Eurodollar loans were permitted at our election. Our obligations under the revolving credit facility were guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries.
     On October 23, 2006, we amended the facility as a result of a material adverse change that occurred with respect to one of our wholly-owned subsidiaries that held the investment in the Transeastern JV (see discussion below). This material adverse change was a direct result of the $143.6 million write-off of our investment in the Transeastern JV. This amendment changed our existing unsecured revolving credit facility to a secured revolving credit facility, which permitted us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base in accordance with the amendment. The amendment changed certain definitions in the credit facility, provided for mortgage requirements on the borrowing base assets, provided interim borrowing limits until the borrowing base assets have been securitized, and provides limitations on future investments in or advances to the Transeastern JV.
     On January 30, 2007, we amended and restated in its entirety our $800.0 million revolving credit facility, (the “Amended and Restated Credit Agreement”). Among other things, the Amended and Restated Credit Agreement extended the dates by which we were to deliver mortgages on certain assets to be included in the Borrowing Base, as such term is defined in the Amended Credit Agreement. In addition, certain of our subsidiaries which had previously been guarantors of our obligations under the previous credit agreement are now co-borrowers under the Amended and Restated Credit Agreement (and continue to guarantee our obligations). The Amended and Restated Credit Agreement is otherwise substantially similar to the previous credit agreement in that it continues to permit us to borrow up to the lesser of (i) $800.0 million or (ii) our borrowing base (calculated in accordance with the revolving credit facility agreement). The Amended and Restated Credit Agreement has a letter of credit subfacility of $400.0 million. In addition, we continue to have the right to increase the size of the Amended and Restated Credit Agreement to provide up to an additional $150.0 million of revolving loans, provided we give 10 business days’ notice of our intention to increase the size of the facility, there are lenders (existing or new) who are willing to commit to such an increase and we meet the following conditions: (i) at the time of and after giving effect to the increase, we are in pro forma compliance with our financial covenants; (ii) no default or event of default has occurred and is continuing or would result from the increase; and (iii) the conditions precedent to a borrowing are satisfied as of such date. The Amended and Restated Credit Agreement expires on March 9, 2010, at which time we will be required to repay all outstanding principal. Loans outstanding under the Amended and Restated Credit Agreement may be base rate loans or Eurodollar loans, at our election. Base rate loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the higher of (A) Citicorp’s base rate or (B) 0.5% plus the Federal Funds Rate. Eurodollar loans accrue interest at a rate per annum equal to (i) an applicable margin plus (ii) the reserve-adjusted Eurodollar base rate for the interest period. Applicable margins will be adjusted based on the ratio of our liabilities (net of our unrestricted cash in excess of $10 million) to our adjusted tangible net worth or our senior debt rating. The Amended and Restated Credit Agreement continues to require us to maintain specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements and continues to contain certain restrictions on, among other things, our ability to pay or make dividends or other distributions, create or permit certain liens, make investments in joint ventures, enter into transactions with affiliates and merge or consolidate with other entities. Our obligations under the Amended and Restated Credit Agreement continue to be guaranteed by our material domestic subsidiaries, other than our mortgage and title subsidiaries (unrestricted subsidiaries).
     On March 13, 2007, we amended the Amended and Restated Credit Agreement. This amendment reduced the interest coverage covenant ratio for the third and fourth quarters of 2007 from 2.00 to 1 to a new ratio of 1.35 to 1. We did not believe we would be in compliance with the interest coverage covenant in the Amended and Restated Credit Agreement during the second half of 2007 unless this coverage ratio was reduced. In addition, we agreed to increase the applicable margin on Eurodollar rate loans and base rate loans to us by .25%. In connection with this amendment, we incurred $1.7 million in fees.
     As of March 31, 2007, we had $50.0 million outstanding under the revolving credit facility, had issued letters of credit totaling $264.6 million and had $250.1 million in availability, all of which we could have borrowed without violating any of our debt covenants. As of April 1, 2007, we substantially completed the filing of liens and security interests on our borrowing bases assets as required under the Amended and Restated Credit Agreement.
     In order to fund our operations going forward we may have to draw additional amounts under our Amended and Restated Credit Agreement. Such amounts may not be available to us if we are unable to satisfy our covenants thereunder including specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements. In particular, a settlement of our obligations with respect to the Transeastern Joint Venture may require us to draw on our revolving loan commitments or otherwise raise new indebtedness which may not be available to us, or if available on terms favorable to us. Any settlements are likely to involve our having to incur additional indebtedness which could, among other things, reduce our ability to incur indebtedness in the future. If a court were to rule that we are liable under the Completion Guaranties and Carve-Out Guarantees with respect to the Transeastern JV, we may not be able to satisfy such obligations which could cause all amounts outstanding under our Amended and Restated Credit Agreement and indentures governing our notes to be immediately due and payable and all commitments to extend further credit under our Amended and Restated Credit Agreement could be terminated. Further, the lenders under our Amended and Restated Credit Agreement could proceed against the collateral granted to them to secure that indebtedness.
     On April 12, 2006, we issued $250.0 million of 8 1/4 % Senior Notes due 2011. In connection with the issuance of the 8 1/4 % senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions). The registration statement has not been declared effective within the required 180 days of issuance and, as a result, on October 9, 2006 in accordance with the terms of the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and shall increase by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. As of December 31, 2006 we had incurred approximately $0.1 million of additional interest expense as a result of such default. For the three months ended March 31, 2007, we incurred an additional $0.3 million.
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
     Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 60.6% at March 31, 2007 from 56.6% at December 31, 2006, due to the loss for the three months ended March 31, 2007 and an increase in our Homebuilding borrowings. As noted above, we have made significant investments in inventory which we have financed, in part, through debt, additional equity, and internally generated cash. Our stated goal has been to maintain our net debt to capital within a range of 45-55%, and as of March 31, 2007 we are outside of this range. In connection with the proposed Transeastern JV settlement, we believe we will incur additional debt, and therefore further exceed our stated net debt to capital range. For these reasons, as well as continued challenging market conditions, we intend to continue to focus our efforts towards asset management and other measures to de-lever our balance sheet.

	Homebuilding Net Debt to Capital
	March 31, 2007	December 31, 2006
	(Dollars in millions)
Notes payable	$1,060.8	$1,060.7
Bank borrowings	50.0	—

Homebuilding borrowings(1)	$1,110.8	$1,060.7
Less: unrestricted cash	23.0	49.4

Homebuilding net debt	$1,087.8	$1,011.3
Stockholders’ equity	708.6	774.9

Total capital(2)	$1,796.4	$1,786.2

Ratio	60.6%	56.6%

(1)	Does not include obligations for inventory not owned of $296.1 million at March 31, 2007 and $338.5 million at December 31, 2006, all of which are non-recourse to us.

(2)	Does not include Financial Services bank borrowings of $30.2 million at March 31, 2007 and $35.4 million at December 31, 2006.
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
     Our mortgage subsidiary has the ability to borrow up to $150.0 million under two warehouse lines of credit to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”), which was amended on December 9, 2006, provides for revolving loans of up to $100.0 million. Our mortgage subsidiary’s other warehouse line of credit (the “Secondary Warehouse Line of Credit”), which was amended on February 11, 2006, is comprised of (1) a credit facility providing for revolving loans of up to $30.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $20.0 million in mortgage loans generated by our mortgage subsidiary. The Primary Warehouse Line of Credit, as amended, bears interest at the 30 day LIBOR rate plus a margin of 1.0% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Secondary Warehouse Line of Credit, as amended, bears interest at the 30 day LIBOR rate plus a margin of 1.125%. The Primary Warehouse Line of Credit, as amended, expires on December 8, 2007 and the Secondary Warehouse Line of Credit, as amended, expires on August 10, 2007. It is our intent to extend this maturity date.
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
     We believe that we have adequate financial resources, including unrestricted cash, availability under our Amended and Restated Credit Agreement and the warehouse lines of credit, and relationships with financial partners to meet our current working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $97.4 million (at March 31, 2007, based on the outstanding balances and interest rates as of such date). Further, based on our strategy, we are taking actions which we believe will increase cash flows. However, a settlement of the Transeastern JV issue will require bank consent and will likely require us to increase our indebtedness which will necessitate further amending our Amended and Restated Credit Agreement.
     At March 31, 2007, the amount of our annual debt service payments was $97.4 million. This amount included annual debt service payments on the senior and senior subordinated notes of $91.2 million, interest payments on the revolving credit facility of $4.3 million, and interest payments on the warehouse lines of credit of $1.9 million, based on the balances outstanding as of March 31, 2007. The amount of our annual debt service payments on warehouse lines of credit fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payment by $0.8 million per year.
  Off Balance Sheet Arrangements
     Land and Homesite Option Contracts
     We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. Option contracts allow us to control significant homesite positions with a minimal capital investment and substantially reduce the risk associated with land ownership and development. At March 31, 2007, we had refundable and non-refundable cash deposits of $236.5 million and had issued letters of credit of approximately $228.3 million associated with our option contracts. The financial exposure for nonperformance on our part in these transactions generally is limited to our deposits and/or letters of credit.
     Additionally, at March 31, 2007, we had performance / surety bonds outstanding of approximately $259.5 million and letters of credit outstanding of approximately $36.3 million primarily related to land development activities. At March 31, 2007, we have estimated our exposure on our outstanding surety bonds to be approximately $149.4 million based on development remaining to be completed.
     Investments in Unconsolidated Joint Ventures
     We have entered into joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. In the future, we intend to limit the number of homebuilding joint ventures into which we enter. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. Our obligations become full recourse in the event of voluntary bankruptcy of the joint venture. At March 31, 2007, we had investments in unconsolidated joint ventures of $140.4 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At March 31, 2007, we had receivables of $42.8 million from these joint ventures due to loans and advances, unpaid management fees and other items. The debt covenants under our new revolving credit facility contain limitations on the amount of our direct cash investments in joint ventures.
     We believe that the use of off-balance sheet arrangements enables us to acquire rights in land which we may not have otherwise been able to acquire at favorable terms. As a result, we view the use of off-balance sheet arrangements as beneficial to our Homebuilding activities.

     TOUSA / Kolter Joint Venture
     In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans (the “term loans”) of which $50.0 million and $7.0 million, respectively, were outstanding as of March 31, 2007. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain agreed plans. The term loans require, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. The lenders have agreed to forbear from exercising their respective rights and remedies under these agreements until May 31, 2007, on account of the failure to complete the development of certain lots within the required timeframe (“forbearance agreement”). TOUSA/Kolter is currently in the process of exploring alternatives to refinance the existing term loans. Our investment in TOUSA/Kolter at March 31, 2007 was $15.2 million.
     Transeastern JV
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
     When the Transeastern JV was initially formed, it had more than 3,000 homes in backlog and projected 2006 deliveries of approximately 3,500 homes. While management of the Transeastern JV began to curtail sales in its communities at the end of 2005, these actions were taken, not in anticipation of a declining home sales market, but rather in an attempt to address the Transeastern JV’s backlog until there was a balance among sales, construction and deliveries. Both our management and the management of the Transeastern JV anticipated increased sales by the close of the summer of 2006.
     During the first half of 2006, various members of management of the Transeastern JV, including its President, Treasurer and several division personnel, separated from the joint venture. Several of these management level positions were replaced.
     In June of 2006, the Transeastern JV experienced a significant decline in deliveries as compared to forecasted amounts. The decline was due in large part to a higher volume of cancellations than expected. The Transeastern JV’s backlog was declining due to deliveries, high cancellation rates and low gross sales. However, as it is not unusual to have fluctuations in performance indicators (including deliveries, sales and cancellations) on a month to month basis in the homebuilding business, we did not believe that a decline for a one month period was sufficient to identify a downturn trend that would lead to a conclusion that there was a material uncertainty with respect to our investment in the Transeastern JV. At this time, management of the Transeastern JV began evaluating its controlled land positions and projected operating results. Also at this time, we began the process of evaluating whether recent developments affected our investment in the Transeastern JV.
     In mid-August, the Transeastern JV finalized its July 2006 financial information and noted, for the second consecutive month, a significant decline in deliveries in July 2006 as compared to the planned amounts due, in large part, to higher than expected cancellations. Independently, management of the Transeastern JV also noted a continued decline in net sales orders due to increased cancellation rates and fewer homebuyers. This was consistent with our other businesses and the reports from other large homebuilders.
     In early September 2006, management of the Transeastern JV finalized and distributed to its members six year financial projections based on the build-out and sale of its current controlled land positions. These revised projections from the Transeastern JV indicated that the joint venture would report a loss in the fourth quarter and would not have the liquidity to meet its debt obligations under the capital structure that was in place at that time. On September 21, 2006, management of the Transeastern JV, along with members of our management team, held the first of a series of meetings with the lenders to the Transeastern JV to discuss a potential restructuring of the capital structure. On September 27, 2006, we issued a press release announcing that management of the Transeastern JV had met with the Transeastern JV’s lenders to update them on the financial position of the joint venture and the Florida housing market conditions.
     As a result of these and other factors, in September 2006, we evaluated the recoverability of our investment in the joint venture under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and determined our investment to be fully impaired. As of September 30, 2006, we wrote off $143.6 million related to our investment in the Transeastern JV, which included $35.0 million of our member loans receivable and $16.2 million of receivables for management fees, advances and interest due to us from the joint venture.
     On October 2, 2006, we filed a Form 8-K noting that on September 29, 2006 we had determined that a material charge was required with respect to our investment in the Transeastern JV.
     Upon the acquisition of its assets from Transeastern Properties, Inc., for the benefit of the senior and mezzanine lenders to the joint venture, TOUSA and TOUSA Homes, L.P. entered into completion guarantees in which they guaranteed the payment of costs, the payment or bonding of mechanics’ liens, and the completion of development activities associated with the completion of real estate projects started as of August 1, 2005, in the event that the borrowers defaulted on such obligations (the “Completion Guarantees”). TOUSA and TOUSA Homes, L.P. also entered into Carve-Out Guarantees to indemnify the lenders for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements arising out of fraud or material misrepresentation by any of the borrowing entities, the misappropriation by the borrowing entities of certain payments, improper use of insurance proceeds, intentional misconduct or waste with respect to the collateral and failure to maintain insurance (the “Carve-Out Guarantees”). The other member of the joint venture also executed carve-out guarantees, however, if it is determined that the lenders’ losses are a result of TOUSA’s acts or omissions, TOUSA must indemnify the other member for any damages it suffers under the guarantees. In addition, under the Carve-Out Guarantees if TOUSA, the joint venture or any of its subsidiaries files for bankruptcy protection, TOUSA may be responsible for payment of the full amount of the outstanding loans. As of its quarter ended February 28, 2007, the Transeastern JV had approximately $625.0 million of bank debt outstanding of which $400.0 million was senior debt. The borrowers under the credit agreements are subsidiaries of the Transeastern JV. The senior loans were extended to EH/T Transeastern LLC and the two mezzanine loans were extended to TE/TOUSA Mezzanine LLC and TE TOUSA Mezzanine Two, LLC. Deutsche Bank Trust Company Americas (“DBCTA”), as administrative agent for the lenders, claims that it is entitled to exercise its rights under pledge agreements that would allow it to direct the voting of or acquire the membership, equity or ownership, and/or other interests in the borrowers, thus acquiring control of those borrowers. DBTCA has further asserted that if it does so, a voluntary bankruptcy filing or commencement of insolvency proceedings by any of the borrowers, even at the ultimate direction of the lenders, would trigger our obligations to repay all amounts due under the credit agreements governing the loans. We dispute that a voluntary bankruptcy filed at the direction of the lenders, either directly or indirectly, would trigger such obligations. Copies of the Completion Guarantees and Carve-Out Guarantees were filed as exhibits to TOUSA’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

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
     On November 28, 2006, we filed suit against DBTCA in Florida seeking a declaratory judgement that our obligations under the guarantees have not been triggered and/or that our exposure under the guarantees is not as alleged by DBTCA. On November 29, 2006, Deutsche Bank filed suit in New York against us alleging claims arising out of its demands under the Completion Guarantees and Carve-Out Guarantees described above. On November 28, 2006, we engaged financial advisors to support us in addressing the Transeastern JV situation and best strategies for us to pursue. Following discussions among the parties and their advisors, both sides agreed to pursue settlement discussions versus lengthy and uncertain litigation.
     We have disputed and continue to dispute these allegations. However, we continue to engage in settlement discussions with representatives of the holders of the Transeastern JV loans and with the other member of the joint venture. As part of these discussions, we have proposed a structure in which either the joint venture or the successor to some or all of its assets would become our wholly or majority owned subsidiary. The proposal also contemplates paying the joint venture’s $400.0 million of senior debt in full through the incurrence of additional indebtedness. In connection with these negotiations we are evaluating various financing alternatives. We would require third party financing to facilitate this transaction as well as an amendment to its secured credit facility permitting this to occur. Although we are in discussions with our banks relative to this financing, there is no assurance that it will be successful or that this financing would be on terms acceptable to us.
     A settlement with the joint venture’s mezzanine lenders, if one is reached, could result in, among other things, the issuance of equity and/or debt securities by TOUSA or one of its subsidiaries, including the joint venture. We are also in discussions regarding the joint venture’s obligations with respect to terminating the joint venture’s rights under option contracts and any obligations under its completion guarantees and construction obligations. In connection with making the joint venture our wholly or majority owned subsidiary, TOUSA is in discussions with the other member of the joint venture which consider, among other things, releasing potential claims, terminating the joint venture’s rights under land bank arrangements to purchase certain properties in which the member’s affiliates have interests, and releasing the joint venture from its obligations with respect to certain properties including land bank arrangements. Although to date the interested parties have agreed to extend the rights under the agreements through payment of fees, to preserve the joint venture’s rights under the land bank arrangements, or for other reasons, the lenders to the joint venture could cause their respective joint venture borrower to file for bankruptcy at any time.
     We may not be able to reach satisfactory settlements in these negotiations. Any settlements are likely to involve us incurring more indebtedness, which could, among other things, increase our debt servicing obligations and reduce our ability to incur indebtedness in the future. See “Risk Factors — Risk Related to Our Business — We expect our potential obligations under the guarantees rendered in connection with the Transeastern Joint Venture or any settlement thereof will have a material adverse effect on our consolidated financial position and results of operations and could cause defaults under our financing documents” included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     For its three months ended February 28, 2007, the Transeastern JV reported a net loss of $31.5 million. The carrying value of the Transeastern JV’s assets at February 28, 2007 approximated $443.6 million, of which $281.1 million represented land and construction in progress. At February 28, 2007, the liabilities of the Transeastern JV amounted to $818.8 million, of which $625.0 million represented the bank debt. At February 28, 2007, the joint venture’s liabilities exceeded its assets by $375.2 million and there is substantial doubt about the entity’s ability to continue as a going concern without a complete restructuring of the joint venture’s debt and equity or an infusion of additional capital by its members.
     In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”) and other authoritative guidance, we have evaluated whether any amount should be accrued in connection with a proposed settlement in connection with a potential restructuring of the Transeastern JV as discussed above. In performing our evaluation, management determined that a range of loss could be estimated under the assumption that a settlement could be reached. As we determined that no one amount in that range is more likely than any other, the lower end of the range has been accrued. Accordingly, as of December 31, 2006, we had accrued $275.0 million (reflecting the low end of the range of estimated loss as determined by computing the difference between the estimated fair market value of the consideration we expect to pay in connection with the global settlement less the estimated fair market value of the business we would acquire pursuant to our proposal). During the three months ended March 31, 2007, we accrued an additional $78.9 million, calculated under the same basis, due to changes in the proposed settlement and in the estimated fair market value of the business we would acquire. The decrease in the estimated fair market value was primarily attributable to decisions to abandon the joint venture’s rights under certain option arrangements, the joint venture’s delivery of homes during its quarter ended February 28, 2007, and the continued decline in value due to current market conditions. The $78.9 million is presented as a separate line item in our consolidated statement of operations for the three months ended March 31, 2007, and the accrual of $353.9 million and $275.0 million is included in accounts payable and other liabilities in our consolidated statement of financial condition as of March 31, 2007 and December 31, 2006, respectively. Our estimate of the high end of the range is $456.8 million, assuming full repayment of the outstanding indebtedness. Our estimated loss could change as a result of changes in settlement offers and a change in the estimated fair value of the business to be acquired. We will continue to evaluate the adequacy of this loss contingency on an ongoing basis. No assurance can be given as to what amounts would have to be ultimately paid in any settlement if one can be reached at all.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in the material set forth in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, and typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project”, and “future.” Specifically, this annual report contains forward-looking statements including with respect to:
•	our expectations regarding population growth and median income growth trends and their impact on future housing demand in our markets;

•	our expectation regarding the impact of geographic and customer diversification;

•	our expectations regarding our successful implementation of our asset management strategy and its impact on our business;

•	our belief that homes in premier locations will continue to attract homebuyers in both strong and weak economic conditions;

•	our expectations regarding future land sales;

•	our belief regarding growth opportunities within our financial services business;

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our annual debt service payments, and land acquisition and development needs;

•	the impact of inflation on our future results of operations;

•	our expectations regarding our ability to pass through to our customers any increases in our costs;

•	our expectations regarding our continued use of option contracts, investments in land development joint ventures;

•	our expectations regarding the housing market in 2007 and 2008; and

•	our expectations regarding our use of cash in operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a result of our senior and senior subordinated notes offerings, as of March 31, 2007, $1.1 billion of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our warehouse lines of credit and our revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of March 31, 2007, we had an aggregate of approximately $80.2 million drawn under our revolving credit facility and warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $0.8 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.
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

     Our Annual Report on Form 10-K for the year ended December 31, 2006 contains further information regarding our market risk. As of March 31, 2007, there have been no material changes in our market risk since December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formulized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2007. Based on such evaluation, such officers have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          Deutsche Bank Trust Co. Americas v. Technical Olympic USA, Inc. and TOUSA Homes L.P., Supreme Court of the State of New York, County of New York, No. 06/604118. On August 1, 2005, TOUSA, through a subsidiary joint venture, purchased substantially all of the assets and homebuilding operations of Transeastern Properties, Inc., a Florida land development and home building company. The purchase was financed in part with three tranches of loans with Deutsche Bank Trust Company Americas (“DBTCA”) serving as the Administrative Agent for all lenders under three credit agreements governing such loans. The borrowers under the credit agreements are subsidiaries of the joint venture. The senior loans were extended by EH/T Transeastern LLC and the two mezzanine loans were extended by TE/TOUSA Mezzanine LLC and TE TOUSA Mezzanine Two, LLC, which we refer to herein as the “JV borrowers.” TOUSA is not an obligor on the loans, but TOUSA and TOUSA Homes L.P. executed Completion Guarantees in which they guaranteed the payment of costs, the payment or bonding of mechanics’ liens, and the completion of development activities associated with the completion of real estate projects started as of August 1, 2005, in the event that the borrowers defaulted on such obligations. TOUSA and TOUSA Homes L.P. also entered into Carve-Out Guarantees to indemnify the lenders for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements arising out of fraud or material misrepresentation by any of the borrowing entities, the misappropriation by the borrowing entities of certain payments, improper use of insurance proceeds, intentional misconduct or waste with respect to the collateral and failure to maintain insurance. In addition, DBTCA has asserted that under the Carve-Out Guarantees the lenders can trigger full recourse liability against the Company. DBTCA claims that it is entitled to exercise its rights under a pledge agreement that would allow it to direct the voting of or acquire the membership, equity or ownership, and/or other interests in the borrowers, thus acquiring control of those borrowers. DBTCA has further asserted that if it does so, a voluntary bankruptcy filing or commencement of insolvency proceedings by any of the borrowers, at the ultimate direction of the lenders, would trigger the Company’s obligations to repay all amounts due under the credit agreements governing the loans. The Company disputes that a voluntary bankruptcy filed at the direction of the lenders, either directly or indirectly, would trigger such obligations. (Copies of the Completion Guaranties and Carve-Out Guaranties were filed as exhibits to TOUSA’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).
          On November 29, 2006, DBTCA, in its capacity as administrative agent for the senior and mezzanine lenders, filed an action against TOUSA and TOUSA Homes L.P. in the Supreme Court of New York, County of New York. DBTCA alleges that it made demands upon TOUSA and TOUSA Homes L.P. pursuant to the Completion and Carve-Out Guarantees discussed above. Deutsche Bank claims that TOUSA and TOUSA Homes L.P. have breached their Guaranty obligations by failing to pay damages suffered as a result of material misrepresentations, waste, and intentional misconduct allegedly committed by the borrowing entities. In particular, DBTCA asserts that the operating entity, EH/Transeastern LLC, submitted inaccurate borrowing base certificates, compliance certificates and borrowing requests and committed waste by breaching or failing to exercise its rights under certain option agreements, which is alleged to have caused damages by increasing the debt borrowed from the lenders and reducing the value of the collateral securing the senior loan. DBTCA also alleges that TOUSA and TOUSA Homes L.P. have failed to honor the completion obligations. DBTCA seeks damages up to the full amounts outstanding under the senior and mezzanine credit agreements, approximately $625.0 million, as well as fees, default interest and expenses. The CIT Group/Business Credit Inc. has since replaced DBTCA as Administrative Agent for the senior credit agreement and has entered its appearance. On April 3, 2007, the Supreme Court of the State of New York denied a motion to dismiss filed on behalf of TOUSA and TOUSA Homes L.P. On April 30, 2007, the parties to this action and to the action brought by Deutsche Bank Securities Inc. (described below) submitted a stipulation to consolidate the two cases. No trial has been set in this case.
          On November 28, 2006, TOUSA and TOUSA Homes L.P. filed a declaratory judgment action in Florida state court against DBTCA as the Administrative Agent for and a holder of the mezzanine loans. TOUSA’s lawsuit sought a declaratory judgment that TOUSA’s liability had not been triggered under either the Completion Guarantees or the Carve-Out Guarantees provided to the mezzanine lenders. TOUSA also sought a declaration that, assuming the obligations have been triggered, the amount of liability was limited to the mezzanine lenders’ actual damages, and did not encompass the entire outstanding mezzanine loan amounts of $225.0 million. On March 30, 2007, TOUSA and TOUSA Homes L.P. filed an amended complaint adding claims against The CIT Group/Business Credit Inc., the new Administrative Agent for the Senior Loans, and BankUnited, a holder of some of the mezzanine debt. The claims asserted against these new entities were similar to the claims previously asserted against DBTCA. In the Amended Complaint TOUSA also asserted claims for breach of contract and professional negligence against Deutsche Bank Securities Inc. (“DBSI”). TOUSA sought damages resulting from TOUSA’s engagement of DBSI as a financial advisor in connection with the acquisition of the Transeastern Properties assets. On April 27, 2007, the parties filed a stipulation of dismissal pursuant to which the Florida action was voluntarily dismissed without prejudice and all of the parties to the action agreed that all claims filed in Florida may be reasserted in the New York action described above.
          Deutsche Bank Securities Inc. v. Technical Olympic USA, Inc., EH/Transeastern, LLC, and TE/TOUSA Senior, LLC, Supreme Court of the State of New York, County of New York, No. 600974/07. In June 2005, TOUSA entered into an engagement letter with Deutsche Bank Securities Inc. (“DBSI”) in which DBSI agreed to provide TOUSA financial advice in connection with TOUSA’s acquisition of Transeastern Properties, Inc. The letter also contains an indemnification provision. In August 2005, as part of the financing of the Transeastern acquisition, EH/Transeastern and TE/TOUSA Senior entered into a credit agreement with Deutsche Bank Trust Company Americas, an affiliate of DBSI, as administrative agent and DBSI as lead arranger. This agreement also contains an indemnification provision. On March 26, 2007, DBSI filed a declaratory judgment action against TOUSA, EH/Transeastern and TE/TOUSA Senior. DBSI’s lawsuit seeks declaratory judgments that (1) DBSI has no liability to TOUSA under the engagement letter; (2) DBSI and DBTCA, as its affiliate, are entitled to indemnification from TOUSA under the engagement letter for any losses resulting from the Transeastern transaction; and (3) DBSI is entitled to indemnification from EH/Transeastern and TE/TOUSA Senior under the credit agreement for any losses resulting from the Transeastern transaction. DBSI also alleges that TOUSA has breached the engagement agreement by failing to indemnify DBSI for the losses and expenses that it has incurred to date, and seeks an order directing TOUSA to indemnify it in an amount to be determined at trial. This action is expected to be consolidated with the litigation brought by DBTCA and described above. No trial date has been set in this case.
          Beginning in December 2006, various stockholder plaintiffs brought lawsuits seeking class action status in the U.S. District Court for the Southern District of Florida. The actions allege that TOUSA and certain of its current and former officers violated the Securities Exchange Act of 1934 by allegedly misrepresenting that the loans made to TOUSA subsidiaries to finance the acquisition of Transeastern Properties were non-recourse as to TOUSA. The plaintiffs also contend that disclosures concerning the Transeastern Joint Venture’s actual and expected financial contributions to the Company were false and misleading. Plaintiffs claim that the defendants failed to disclose that the Transeastern loans were not non-recourse and that in certain circumstances TOUSA could be liable for the debt of the Transeastern Joint Venture. Finally, plaintiffs assert that the defendants failed to disclose that the Transeastern Joint Venture was experiencing a severe slowdown that would likely result in the loss of the Company’s investment in the Joint Venture. In support of their claims, plaintiffs cite declines in the TOUSA stock price allegedly related to a June 6, 2006, a September 27, 2006, and a November 6, 2006 disclosure by TOUSA. One of the complaints also alleges that the defendants violated the Securities Act of 1933 by omitting material facts about the financing of the Transeastern Properties acquisition from the offering materials related to TOUSA’s September 2005 offering of common stock. Plaintiffs in each of these actions seek compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of TOUSA common stock and purchasers and sellers of options on TOUSA common stock. At a hearing held March 29, 2007, the court granted consolidation of the actions and heard arguments on the appointment of the lead plaintiff and counsel.
ITEM 1A. RISK FACTORS
     There has been no material change in our risk factors from those previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006 in response to Item 1A. to Part 1 of such Form 10-K.

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

TOUSA, Inc.
Date: May 10, 2007	By:	/s/ STEPHEN M. WAGMAN
		Name:	Stephen M. Wagman
		Title:	Executive Vice President and Chief Financial Officer

Date: May 10, 2007	By:	/s/ RANDY L. KOTLER
		Name:	Randy L. Kotler
		Title:	Senior Vice President and Chief Accounting Officer