Form 10-Q
period 2007-06-30
TOUSA INC
filed 2007-08-09
CIK 1046578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
COMMISSION FILE NUMBER: 001-32322
TOUSA, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0460831

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Hollywood Blvd., Suite 500 N
Hollywood, Florida	33021

(Address of principal executive offices)	(ZIP code)
(954) 364-4000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer ☐               Accelerated Filer ☒               Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,604,169 shares of common stock as of August 6, 2007.

TOUSA, INC. AND SUBSIDIARIES
INDEX

		PAGE
PART I.	Financial Information	3

ITEM 1.	Financial Statements (Unaudited)	3

	Consolidated Statements of Financial Condition	3

	Consolidated Statements of Operations	4

	Consolidated Statements of Cash Flows	5

	Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	57

ITEM 4.	Controls and Procedures	57

PART II.	Other Information	58

ITEM 1.	Legal Proceedings	58

ITEM 1A.	Risk Factors	58

ITEM 6.	Exhibits	59

	Signatures	60
EX-3.5 Certificate of Amendment
EX-3.6 Certificate of Designation, Powers, Preferences And Rights
EX-4.14 Indenture
EX-4.15 Form of Senior Subordinated PIK Election Note
EX-4.16 Stock Purchase Warrant
EX-4.17 Registration Rights Agreement
EX-4.18 Registration Rights Agreement
EX-4.19 Registration Rights Agreement
EX-10.43 Settlement and Release Agreement
EX-10.44 Mutual Release and Consent Agreement
EX-10.45 Settlement and Release Agreement (Senior)
EX-10.46 Settlement and Release Agreement (Junior)
EX-10.47 Amendment Agreement dated as of July 31, 2007
EX-10.48 First Lien Term Loan Credit Agreement
EX-10.49 Second Lien Term Loan Credit Agreement
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOUSA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in millions, except par value)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$20.9	$47.4
Restricted	3.3	3.8
Inventory:
Deposits	240.9	216.6
Homesites and land under development	822.0	725.6
Residences completed and under construction	660.3	835.7
Inventory not owned	221.1	300.6

	1,944.3	2,078.5
Property and equipment, net	28.9	28.5
Investments in unconsolidated joint ventures	132.7	129.0
Receivables from unconsolidated joint ventures, net of allowance of $55.1 million and $54.8 million at June 30, 2007 and December 31, 2006, respectively	41.2	27.2
Other assets	334.1	236.6
Goodwill	62.7	100.9
Assets held for sale	14.1	124.8

	2,582.2	2,776.7

FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	7.0	6.8
Restricted	4.0	4.2
Mortgage loans held for sale	36.2	41.9
Other assets	12.0	12.6

	59.2	65.5

Total assets	$2,641.4	$2,842.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

HOMEBUILDING:
Accounts payable and other liabilities	$633.9	$554.2
Customer deposits	54.9	62.6
Obligations for inventory not owned	227.1	300.6
Notes payable	1,060.9	1,060.7
Bank borrowings	50.0	—
Liabilities associated with assets held for sale	2.4	47.8

	2,029.2	2,025.9

FINANCIAL SERVICES:
Accounts payable and other liabilities	5.9	6.0
Bank borrowings	28.6	35.4

	34.5	41.4

Total liabilities	2,063.7	2,067.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 97,000,000 shares authorized and 59,604,169 and 59,590,519 shares issued and outstanding at June 30, 2007, and December 31, 2006, respectively	0.6	0.6
Additional paid-in capital	483.3	481.2
Retained earnings	93.8	293.1

Total stockholders’ equity	577.7	774.9

Total liabilities and stockholders’ equity	$2,641.4	$2,842.2

See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
HOMEBUILDING:
Revenues:
Home sales	$535.3	$605.3	$1,092.7	$1,161.8
Land sales	30.4	16.1	33.7	43.0

	565.7	621.4	1,126.4	1,204.8

Cost of sales:
Home sales	437.9	451.1	879.9	859.8
Land sales	26.8	11.4	29.1	37.9
Inventory impairments and abandonment costs	84.8	1.8	123.9	7.6
Other	(1.6)	(2.1)	(4.2)	(5.5)

	547.9	462.2	1,028.7	899.8

Gross profit	17.8	159.2	97.7	305.0
Selling, general and administrative expenses	85.0	99.9	176.4	193.3
(Income) loss from unconsolidated joint ventures, net	1.5	(37.9)	5.1	(65.7)
Provision for settlement of loss contingency	32.0	—	110.9	—
Goodwill impairments	38.2	—	38.2	—
Other (income) expense, net	(1.3)	(2.4)	(1.9)	(4.4)

Homebuilding pretax income (loss)	(137.6)	99.6	(231.0)	181.8

FINANCIAL SERVICES:
Revenues	11.0	17.4	23.0	32.6
Expenses	8.7	11.0	18.0	21.7

Financial Services pretax income	2.3	6.4	5.0	10.9

Income (loss) from continuing operations before income taxes	(135.3)	106.0	(226.0)	192.7
Provision (benefit) for income taxes	(13.2)	39.0	(41.7)	71.1

Income (loss) from continuing operations, net of taxes	(122.1)	67.0	(184.3)	121.6

Discontinued operations:
Income (loss) from discontinued operations	(2.0)	0.9	(7.9)	1.5
Income (loss) from disposal of discontinued operations	(13.6)	—	(13.6)	—
Provision (benefit) for income taxes	(5.7)	0.3	(7.8)	0.5

Income (loss) from discontinued operations, net of taxes	(9.9)	0.6	(13.7)	1.0

Net income (loss)	$(132.0)	$67.6	$(198.0)	$122.6

EARNINGS (LOSS) PER COMMON SHARE, BASIC:
Earnings (loss) from continuing operations	$(2.04)	$1.12	$(3.09)	$2.04
Earnings (loss) from discontinued operations	(0.17)	0.01	(0.23)	0.02

Basic earnings (loss)	$(2.21)	$1.13	$(3.32)	$2.06

EARNINGS (LOSS) PER COMMON SHARE, DILUTED:
Earnings (loss) from continuing operations	$(2.04)	$1.09	$(3.09)	$1.97
Earnings (loss) from discontinued operations	(0.17)	0.01	(0.23)	0.02

Diluted earnings (loss)	$(2.21)	$1.10	$(3.32)	$1.99

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	59,604,169	59,572,856	59,599,569	59,580,962

Diluted	59,604,169	61,405,216	59,599,569	61,539,678

CASH DIVIDENDS PER SHARE	$—	$0.015	$—	$0.030

See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(198.0)	$122.6
(Income) loss from discontinued operations	13.7	(1.0)

Income (loss) from continuing operations	(184.3)	121.6
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	7.4	6.6
Non-cash compensation expense	2.1	6.9
Provision for settlement of loss contingency	110.9	—
Loss on impairments of inventory and abandonment costs	123.9	7.6
Goodwill impairments	38.2	—
Deferred income taxes	(27.9)	(2.1)
Equity in (earnings) losses from unconsolidated joint ventures	9.4	(22.6)
Distributions of earnings from unconsolidated joint ventures	0.6	19.2
Loss on impairment of investments in unconsolidated joint ventures	5.5	—
Changes in operating assets and liabilities:
Restricted cash	0.7	0.1
Inventory	(45.9)	(271.0)
Receivables from unconsolidated joint ventures	(23.9)	(15.0)
Other assets	(52.5)	35.4
Mortgage loans held for sale	5.7	(1.2)
Accounts payable and other liabilities	(45.4)	(47.2)
Customer deposits	(7.7)	(3.3)

Net cash used in operating activities	(83.2)	(165.0)

Cash flows from investing activities:
Net additions to property and equipment	(7.5)	(9.9)
Loans to unconsolidated joint ventures	—	(7.5)
Investments in unconsolidated joint ventures	(21.1)	(8.2)
Capital distributions from unconsolidated joint ventures	9.7	25.2

Net cash used in investing activities	(18.9)	(0.4)

Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facilities	50.0	(65.0)
Net proceeds from notes offering	—	248.8
Net proceeds from (repayments of) Financial Services bank borrowings	(6.8)	3.1
Payments for deferred financing costs	(11.2)	(3.2)
Excess income tax benefit from exercise of stock options	—	0.1
Proceeds from stock option exercises	—	0.2
Dividends paid	—	(1.8)

Net cash provided by financing activities	32.0	182.2

Net cash provided by (used in) continuing operations	(70.1)	16.8

Cash flows from discontinued operations:
Net cash used in operating activities	(8.5)	(2.5)
Net cash provided by (used in) investing activities	52.3	(0.4)

Net cash provided by (used in) discontinued operations	43.8	(2.9)

Increase (decrease) in cash and cash equivalents	(26.3)	13.9
Cash and cash equivalents at beginning of period	54.2	32.3

Cash and cash equivalents at end of period	$27.9	$46.2

Supplemental disclosure of non-cash financing activities:
Increase (decrease) in obligations for inventory not owned	$(73.5)	$94.4

Increase (decrease) in inventory not owned	$(79.5)	$94.4

See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current year classifications. Certain operations have been classified as discontinued. Associated results of operations and financial position are separately reported for all periods presented. For additional information, refer to Note 14. Information in these Notes to the Unaudited Consolidated Financial Statements, unless otherwise noted, does not include the accounts of discontinued operations.
     Interim Presentation
     The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through June 30, 2007 are not necessarily indicative of those that may be achieved for the year ending December 31, 2007. The consolidated balance sheet as of December 31, 2006 was derived from audited financial statements included in our 2006 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with our December 31, 2006 audited financial statements in our 2006 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.

     For the three months ended June 30, 2007 and 2006, we have eliminated inter-segment Financial Services revenues of $4.5 million and $1.2 million, respectively. For the six months ended June 30, 2007 and 2006, we have eliminated inter-segment Financial Services revenues of $7.2 million and $2.2 million, respectively.
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
     The following table represents a reconciliation of weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	59,604,169	59,572,856	59,599,569	59,580,962
Net effect of common stock equivalents assumed to be exercised	—	1,832,360	—	1,958,716

Diluted weighted average shares outstanding	59,604,169	61,405,216	59,599,569	61,539,678

     Revenue Recognition
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for the Sales of Real Estate (“SFAS 66”), at June 30, 2007 and 2006, we deferred approximately $1.0 million and $1.5 million, respectively, in profit related to certain homes that were delivered for which our mortgage subsidiary originated interest-only loans or loans with high loan to value ratios which did not meet the initial and continuing investment requirements under SFAS 66, and the loans were still held for sale at the respective balance sheet dates. This profit will be recognized upon the sale of the loans to a third party, with non-recourse provisions, which generally occurs within 30 days from the date the loan is originated.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007 (December 31, 2008 for us). The adoption of SFAS 159 is not expected to be material to our consolidated financial statements.
3. Inventory
     A summary of homebuilding interest capitalized in inventory is as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest capitalized, beginning of period	$75.4	$49.1	$68.7	$44.2
Interest incurred*	29.3	24.5	56.5	46.5
Less interest included in:
Cost of sales	(22.8)	(17.7)	(43.1)	(34.5)
Other adjustments	—	0.2	(0.2)	(0.1)

Interest capitalized, end of period	$81.9	$56.1	$81.9	$56.1

*	Included in interest incurred is the amortization of deferred finance costs which amounted to $1.6 million and $0.9 million for the three months ended June 30, 2007 and June 30, 2006, respectively, and $2.7 million and $1.8 million for the six months ended June 30, 2007 and June 30, 2006, respectively.
     In the ordinary course of business, we enter into contracts to purchase homesites and land held for development. At June 30, 2007 and December 31, 2006, we had refundable and non-refundable cash deposits aggregating $240.9 million and $216.6 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Under these option contracts, we have the right, but not the obligation, to buy homesites at predetermined prices on a predetermined takedown schedule anticipated to be commensurate with home starts. Option contracts generally require the payment of a cash deposit or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or third party financial entities who have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed price, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount.
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
     In applying FIN 46(R) to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, FIN 46(R) requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is generally limited to the deposits or letters of credits placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of FIN 46(R) at June 30, 2007 was to increase inventory by $34.0 million (net of $2.9 million in impairments), excluding cash deposits of $5.9 million, which had been previously recorded, with a corresponding increase to obligations for inventory not owned of $36.9 million in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs. Our potential exposure to loss in VIEs where we are not the primary beneficiary would primarily be the forfeiture of our deposit and/or letters of credits placed on land purchase and option contracts. At June 30, 2007 and December 31, 2006, our cash deposits placed on land purchase and option contracts amounted to $240.9 million and $216.6 million, respectively, and our letters of credit placed on land purchase and option contracts amounted to $168.1 million and $257.8 million, respectively.
     From time to time, we transfer title to certain parcels of land to unrelated third parties and enter into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS 66, we have accounted for these transactions as financing arrangements. At June 30, 2007, $187.1 million (net of $3.1 million in impairments) of inventory not owned and $190.2 million of obligations for inventory not owned relates to sales where we have retained a continuing involvement.
     In accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we carry long-lived assets held for sale at the lower of the carrying amount or fair value. For active communities, we evaluate an asset for impairment when events and circumstances indicate that they may be impaired. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the three and six months ended June 30, 2007, we recorded an impairment loss of $41.4 million and $49.4 million, respectively, on active communities which is included in cost of sales — inventory impairments and abandonment costs in the accompanying consolidated statement of operations, compared to $0.2 million and $5.5 million, respectively, for the three and six months ended June 30, 2006. Included in the impairment charges on active communities for both the three and six months ended June 30, 2007 is $6.0 million of inventory impairments recognized on assets consolidated under FIN 46(R) or SFAS 66 for which we do not have title to the underlying asset.
     During the three and six months ended June 30, 2007, we also recorded a charge of $43.4 million and $74.5 million, respectively, in write-offs of deposits and abandonment costs which is included in cost of sales — inventory impairments and abandonment costs in the accompanying consolidated statement of operations, related to land that we no longer intend to purchase or build on, compared to $1.6 million and $2.1 million, respectively, for the three and six months ended June 30, 2006. The following table summarizes information related to impairment charges on active communities and write-offs of deposits and abandonment costs by region (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Impairment charges on active communities:
Florida	$23.6	$0.2	$28.7	$0.7
Mid-Atlantic	4.5	—	6.6	3.1
Texas	0.5	—	0.6	—
West	12.8	—	13.5	1.7

	$41.4	$0.2	$49.4	$5.5

Write-offs of deposits and abandonment costs:
Florida	$12.1	$1.0	$12.8	$1.1
Mid-Atlantic	13.5	0.3	13.9	0.5
Texas	0.2	0.1	0.3	0.1
West	17.6	0.2	47.5	0.4

	$43.4	$1.6	$74.5	$2.1

Inventory impairments and abandonment costs	$84.8	$1.8	$123.9	$7.6

4. Transeastern Joint Venture
     We acquired our 50% interest in the Transeastern JV on August 1, 2005, when the Transeastern JV acquired substantially all of the homebuilding assets and operations of Transeastern Properties including work in process, finished lots and certain land option rights. The Transeastern JV paid approximately $826.2 million for these assets and operations (which included the assumption of $127.1 million of liabilities and certain transaction costs, net of $30.1 million of cash). The other member of the joint venture was an entity controlled by the former majority owners of Transeastern Properties, Inc. We continued to function as the managing member of the Transeastern JV through our wholly owned subsidiary, TOUSA Homes L.P.
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
     After experiencing several months of continuous declines in deliveries as compared to forecasted amounts due to higher than expected cancellations and lower than expected gross sales, in early September 2006, management of the Transeastern JV finalized and distributed to its members six year financial projections based on the build-out and sale of its current controlled land positions. These revised projections from the Transeastern JV indicated that the joint venture would report a loss in the fourth quarter and would not have the liquidity to meet its debt obligations under the capital structure that was in place at that time. As a result of these and other factors, in September 2006, we evaluated the recoverability of our investment in the joint venture under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and determined our investment to be fully impaired. As of September 30, 2006, we wrote off $143.6 million related to our investment in the Transeastern JV, which included $35.0 million of our member loans receivable and $16.2 million of receivables for management fees, advances and interest due to us from the joint venture.
     On October 31, 2006 and November 1, 2006, we received demand letters from the administrative agent for the lenders to the Transeastern JV demanding payment under certain guarantees. The demand letters allege that potential defaults and events of default had occurred under the credit agreements and that such potential defaults or events of default had triggered our obligations under the guarantees. The lenders claimed that our guarantee obligations equaled or exceeded all of the outstanding obligations under each of the credit agreements and that we were liable for default interest, costs and expenses.
     On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern JV with the lenders to the joint venture, its land bankers and its joint venture partner. The Transeastern JV has become a wholly owned subsidiary of ours by merger into one of our subsidiaries and has become a guarantor on our credit facilities and note indentures. See Note 15 for a description of the settlement agreements.
     For its six months ended May 31, 2007, the Transeastern JV reported a net loss of $68.6 million. The carrying value of the Transeastern JV’s assets at May 31, 2007 approximated $401.1 million, of which $231.6 million represented land and construction in progress. At May 31, 2007, the liabilities of the Transeastern JV amounted to $817.9 million, including $625.0 million of borrowings from secured and unsecured lenders.
     In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”) and other authoritative guidance, as of June 30, 2007, we accrued $385.9 million for settlement of loss contingency (determined by computing the difference between the estimated fair market value of the consideration paid in connection with the global settlement less the estimated fair market value of the business we acquired) of which, $275.0 million was accrued during the year ended December 31, 2006 and $78.9 million was accrued during the three months ended March 31, 2007. During the three months ended June 30, 2007, we accrued an additional $32.0 million, calculated under the same basis, due primarily to changes in the settlement terms. For the three and six months ended June 30, 2007, the provision for settlement of loss contingency of $32.0 million and $110.9 million, respectively, is presented as a separate line item in our consolidated statements of operations. The accrual of $385.9 million and $275.0 million is included in accounts payable and other liabilities in our consolidated statements of financial condition as of

June 30, 2007 and December 31, 2006, respectively. Our estimated loss could change upon the final determination of the estimated fair values of the consideration provided and the business acquired.
5. Investments in Unconsolidated Joint Ventures (Excluding the Transeastern JV)
     Summarized condensed combined financial information of unconsolidated entities in which we have investments that are accounted for by the equity method, excluding the Transeastern JV, is (dollars in millions):

	June 30, 2007
	Engle/Sunbelt	Others	Total
Assets:
Cash and cash equivalents	$9.4	$16.1	$25.5
Inventories	185.8	448.6	634.4
Other assets	3.2	4.9	8.1

Total assets	$198.4	$469.6	$668.0

Liabilities and equity:
Accounts payable and other liabilities	$49.4	$80.2	$129.6
Notes payable	91.9	197.9	289.8
Equity of:
TOUSA, Inc.	48.5	96.9	145.4
Others	8.6	94.6	103.2

Total equity	57.1	191.5	248.6

Total liabilities and equity	$198.4	$469.6	$668.0

	December 31, 2006
	Engle/Sunbelt	Others	Total
Assets:
Cash and cash equivalents	$22.5	$13.5	$36.0
Inventories	246.6	450.8	697.4
Other assets	2.9	9.5	12.4

Total assets	$272.0	$473.8	$745.8

Liabilities and equity:
Accounts payable and other liabilities	$44.9	$89.3	$134.2
Notes payable	161.3	195.7	357.0
Equity of:
TOUSA, Inc.	56.6	81.8	138.4
Others	9.2	107.0	116.2

Total equity	65.8	188.8	254.6

Total liabilities and equity	$272.0	$473.8	$745.8

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Engle/Sunbelt	Others	Total	Engle/Sunbelt	Others	Total
Revenues	$83.3	$22.8	$106.1	$151.4	$40.1	$191.5
Cost and expenses	90.1	24.0	114.1	127.2	36.8	164.0

Net earnings (losses) of unconsolidated joint ventures	$(6.8)	$(1.2)	$(8.0)	$24.2	$3.3	$27.5

Our share of net earnings (losses)	$(5.7)	$(2.6)	$(8.3)	$20.4	$2.4	$22.8
Management fees earned	3.8	0.7	4.5	7.0	2.5	9.5

Income (loss) from unconsolidated joint ventures	$(1.9)	$(1.9)	$(3.8)	$27.4	$4.9	$32.3

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Engle/Sunbelt	Others	Total	Engle/Sunbelt	Others	Total
Revenues	$176.1	$96.2	$272.3	$300.4	$83.1	$383.5
Cost and expenses	185.6	96.0	281.6	253.2	72.9	326.1

Net earnings (losses) of unconsolidated joint ventures	$(9.5)	$0.2	$(9.3)	$47.2	$10.2	$57.4

Our share of net earnings (losses)	$(8.1)	$(1.3)	$(9.4)	$40.2	$2.4	$42.6
Management fees earned	8.0	0.1	8.1	13.9	5.4	19.3

Income (loss) from unconsolidated joint ventures	$(0.1)	$(1.2)	$(1.3)	$54.1	$7.8	$61.9

     We have entered into strategic joint ventures to acquire, to develop and to sell land and/or homesites, as well as to construct and sell homes, in which we have a voting ownership interest of 50% or less and do not have a controlling interest. Our partners generally are unrelated homebuilders, land sellers, third party financial entities or other real estate entities. Certain of these joint ventures have third party debt that is secured by the assets of the joint venture; however, we may be responsible for certain indemnity and completion obligations in the event the joint venture fails to fulfill certain of its obligations and may be obligated to repay the entire indebtedness upon certain bankruptcy events. At June 30, 2007 and December 31, 2006, we had receivables of $41.2 million and $27.2 million, respectively, from these joint ventures, of which $6.4 million and $1.0 million represent notes receivable, respectively.
     In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We earned management fees from these unconsolidated entities of $4.5 million and $9.5 million for the three months ended June 30, 2007 and 2006, respectively, and $8.1 million and $19.3 million for the six months ended June 30, 2007 and 2006, respectively. These fees are included in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations. In the aggregate, these joint ventures delivered (excluding the Transeastern JV) 688 and 1,024 homes for the six months ended June 30, 2007 and 2006, respectively.
     During the six months ended June 30, 2007, we evaluated the recoverability of our investments in and receivables from unconsolidated joint ventures located in Southwest Florida and Baltimore, Maryland, under APB 18, and recorded impairments of $4.0 million and $1.5 million, respectively, which is included in loss from unconsolidated joint ventures in the accompanying consolidated statement of operations for the six months ended June 30, 2007.
     Engle/Sunbelt Joint Venture
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
     In July 2005, we contributed assets to Engle/Sunbelt resulting in a net capital contribution by us of $5.4 million. At this time, Engle/Sunbelt amended its financing arrangements to increase the aggregate borrowing capacity to $280.0 million, of which $250.0 million related to a term loan and $30.0 million related to a revolving mezzanine financing instrument. On April 30, 2007, Engle/Sunbelt amended its $250.0 million term loan. The amendment reduced the aggregate commitment of the lenders from $250.0 million to $200.0 million and extended the maturity date of the facility to March 17, 2008. In addition, the amendment increased the minimum adjusted tangible net worth covenant and reduced the minimum interest coverage ratio covenant. The borrowings by Engle/Sunbelt are non-recourse to us; however, through our subsidiary Engle Homes Residential, LLC, we have agreed to complete any property development commitments in the event Engle/Sunbelt defaults. Additionally, we have indemnified the lenders for losses resulting from fraud, misappropriation and similar acts by Engle/Sunbelt.
     In connection with this contribution of assets to Engle/Sunbelt, we realized a gain of $42.6 million for the year ended December 31, 2005. Due to our continuing involvement with these assets through our investment, for the year ended December 31, 2005 we deferred $36.3 million of this gain. In March 2006, we assigned to Engle/Sunbelt our rights under a contract to purchase approximately 539 acres of raw land. We received $18.7 million for the assignment of the purchase contract and realized a gain of $15.8 million. Due to our continuing involvement with this contract through our investment in the joint venture, we deferred $13.5 million of this gain. For the six months ended June 30, 2007, we deferred an additional $5.1 million related to the assignment of an option to purchase land. These deferrals are being recognized in the consolidated statement of operations as homes are delivered by the joint venture.
     At June 30, 2007 and December 31, 2006, $24.0 million and $22.8 million, respectively, continued to be deferred as a result of the contributed assets and contract assignments to Engle/Sunbelt, and is included in accounts payable and other liabilities in the accompanying consolidated statements of financial condition. For the three and six months ended June 30, 2007, $1.6 million and $4.2 million, respectively, of the deferred gain was recognized and included in cost of sales-other in the accompanying consolidated statements of operations as compared to $2.1 million and $5.5 million, respectively, for the three and six months ended June 30, 2006.
     TOUSA / Kolter Joint Venture
     In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans (the “term loans”) of which $47.0 million and $7.0 million, respectively, were outstanding as of June 30, 2007. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain agreed plans. The term loans required, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforeseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. On June 21, 2007, and in response to missing the development deadline, TOUSA/Kolter amended the existing term loan agreements and we amended the Performance and Completion Agreement which remedied the situation by extending the Performance and Completion Agreement development deadline to May 31, 2008. The amendment to the term loan agreements increased the interest rate on the senior term loan by 100 basis points to LIBOR plus 3.25% and by 50 basis points to LIBOR plus 8.5% for the senior subordinated term loan. As a condition to the amendment, we have agreed to be responsible for the additional 150 basis points; accordingly, this will be paid by us and will be a cost of the lots we acquire from TOUSA/Kolter. The amendment also required us to increase the existing letter of credit by an additional $1.8 million for a total letter of credit deposit of $12.1 million and place an additional $3.0 million cash deposit on the remaining lots under option which was used by TOUSA/Kolter to pay down a portion of the senior term loan. Our investment in TOUSA/Kolter at June 30, 2007 was $15.1 million.

6. Other Assets
     Other assets consist of the following (dollars in millions):

	June 30,	December 31,
	2007	2006
Homebuilding:
Deferred income taxes, net	$188.5	$160.6
Income taxes receivable	52.2	12.9
Accounts receivable	55.8	37.0
Deferred finance costs, net	24.6	16.1
Prepaid expenses	11.5	7.4
Other assets	1.5	2.6

Total other assets	$334.1	$236.6

7. Goodwill
     Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Additional consideration paid in subsequent periods under the terms of purchase agreements is included as acquisition costs.
     The change in goodwill for the six months ended June 30, 2007 and 2006 is as follows (dollars in millions):

	Six Months Ended
	June 30,
	2007	2006
Balance at January 1	$100.9	$105.6
Impairments	(38.2)	—

Balance at June 30	$62.7	$105.6

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment annually or more frequently if certain impairment indicators are present. For purposes of the impairment test, we consider each division a reporting unit. During the second quarter, we determined that the challenging housing market and the asset impairments taken in certain of our homebuilding divisions were indicators of impairment. We performed interim goodwill impairment tests as of June 30, 2007 and determined that the goodwill recorded in our Virginia ($6.5 million), Mid-Atlantic ($21.2 million) and Las Vegas ($10.5 million) divisions was impaired; accordingly, we recognized a $38.2 million goodwill impairment charge for the three and six months ended June 30, 2007.
8. Accounts Payable and Other Liabilities
     Accounts payable and other liabilities consist of the following (dollars in millions):

	June 30,	December 31,
	2007	2006
Homebuilding:
Accrual for settlement of loss contingency	$385.9	$275.0
Accounts payable	53.7	70.2
Interest	38.7	37.8
Compensation	16.1	27.8
Taxes, including income and real estate	11.9	10.4
Accrual for unpaid invoices on delivered homes	19.6	23.6
Accrued expenses	55.1	51.3
Warranty costs	6.9	7.4
Deferred revenue	46.0	50.7

Total accounts payable and other liabilities	$633.9	$554.2

9. Homebuilding and Financial Services Borrowings
     Homebuilding Borrowings
     Homebuilding borrowings consisted of the following (dollars in millions):

	June 30,	December 31,
	2007	2006
Senior notes due 2010, at 9%	$300.0	$300.0
Senior notes due 2011, at 8 1/4%	250.0	250.0
Discount on senior notes	(3.0)	(3.5)
Senior subordinated notes due 2012, at 10 3/8%	185.0	185.0
Senior subordinated notes due 2011, at 7 1/2%	125.0	125.0
Senior subordinated notes due 2015, at 7 1/2%	200.0	200.0
Premium on senior subordinated notes	3.9	4.2
Existing Revolving Loan Facility	50.0	—

	$1,110.9	$1,060.7

     On July 31, 2007, as part of the global settlement related to the Transeastern JV, we entered into a (i) new $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (ii) a new $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”) with Citicorp North America, Inc. as Administrative Agent, Sole Lead Arranger and Book Running Manager. The loans were issued at an original-issue discount of 99 percent. The First Lien Term Loan Facility expires on July 31, 2012 and the Second Lien Term Loan Facility expires on July 31, 2013.
     On July 31, 2007, our existing $800.0 million secured revolving loan facility (the “Existing Revolving Loan Facility”) was amended and restated to (i) reduce the revolving commitments thereunder by $100.0 million and (ii) permit the incurrence of the Facilities (and make other conforming changes relating to the Facilities) (the “New Revolving Loan Facility”). The New Revolving Loan Facility has a letter of credit subfacility of $350.0 million. In addition, we continue to have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we give 10 business days notice of our intention to increase the size of the facility, there are lenders (existing or new) who are willing to commit to such an increase and we meet the following conditions: (i) at the time of and after giving effect to the increase, we are in pro forma compliance with our financial covenants; (ii) no default or event of default has occurred and is continuing or would result from the increase; and (iii) the conditions precedent to a borrowing are satisfied as of such date. The New Revolving Loan Facility expires on March 9, 2010, at which time we will be required to repay all outstanding principal.
     The interest rates on the Facilities and the New Revolving Loan Facility are based on LIBOR plus a margin or an alternate base rate plus a margin, at our option. For the New Revolving Loan Facility, the LIBOR rates are increased by between 1.50% and 4.25% depending on our leverage ratio (as defined in the Agreement) and credit ratings. Loans bearing interest at the base rate (the rate announced by Citibank as its base rate or 0.50% above the Federal Funds Rate) is increased between 0% and 3.25% in accordance with the same criteria. For the First Lien Term Loan Facility, the interest rate is LIBOR plus 4.00% or base rate plus 3.00%. For the Second Lien Term Loan Facility, the interest rate is LIBOR plus 7.25% or base rate plus 6.25%. We were required to pay fees in connection with the Facilities including, but not limited to, amending the Existing Revolving Loan Facility. The Facilities and the New Revolving Loan Facility are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). The obligations are secured by substantially all of our assets, including those of our Guarantors. Our mortgage and title subsidiaries are not Guarantors. The loans under the Facilities may be prepaid at certain times (the Second Lien Term Loan Facility may not be prepaid prior to its first anniversary), subject to certain premiums upon repayment. The Facilities and the New Revolving Loan Facility impose certain limitations on us, including with respect to: (i) dividends on, redemptions and repurchases of, equity interests; (ii) prepayments of junior indebtedness, redemptions and repurchases of debt; (iii) the incurrence of liens and sale-leaseback transactions; (iv) loans and investments including joint ventures; and (v) incurrence of debt. The Facilities and New Revolving Loan Facility also contain events of default and have financial covenants, including but not limited to the following covenants: (i) minimum adjusted consolidated tangible net worth; (ii) maximum ratio of debt to adjusted consolidated tangible net worth; (iii) minimum ratio of EBITDA to interest incurred; (iv) maximum ratio of units owned to units closed; (v) maximum ratio of land to adjusted consolidated tangible net worth; and (vi) maximum ratio of unsold units to units closed. The New Revolving Loan Facility is subject to a borrowing base, which includes a reserve for amounts outstanding under the Facilities. The Second Lien Term Loan Facility contains a limitation on amounts outstanding under the New Revolving Loan Facility and the Facilities based on a percentage of inventory.

     As of June 30, 2007, we had $50.0 million outstanding under the Existing Revolving Loan Facility, had issued letters of credit totaling $236.1 million and had $199.1 million in availability, all of which we could have borrowed without violating any of our debt covenants. Our pro-forma availability at June 30, 2007 was $350.1 million under the New Revolving Loan Facility, all of which could have been borrowed without violating any of our debt covenants. This pro-forma availability is based on the June 30, 2007 borrowing base calculation adjusted for the $100.0 million decrease in the facility, the issuance of the $200.0 million First Lien Term Loan Facility and the estimated fair values of the Transeastern JV assets, which we acquired as a result of the Transeastern JV settlement.
     On April 12, 2006, we issued $250.0 million of the 8 1/4% senior notes due 2011 for net proceeds of $248.8 million. In connection with the issuance of the 8 1/4% senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions). The registration statement has not been declared effective within the required 180 days of issuance and, as a result, on October 9, 2006 in accordance with the terms of the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and shall increase by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. For the six months ended June 30, 2007, we incurred $0.8 million of additional interest expense as a result of such default.
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
     On August 7, 2007, we amended our mortgage subsidiary’s other existing $50.0 million warehouse line of credit (the “Existing Secondary Warehouse Line of Credit”) and reduced the size of the facility to $35.0 million (the “New Secondary Warehouse Line of Credit”). The New Secondary Warehouse Line of Credit is comprised of (1) a credit facility providing for revolving loans of up to $20.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $15.0 million in mortgage loans generated by our mortgage subsidiary. At no time may the amount outstanding under this Secondary Warehouse Line of Credit, plus the amount of purchased loans pursuant to the purchase and sale agreement exceed $35.0 million. The New Secondary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125%, no change from the Existing Secondary Warehouse Line of Credit. The New Secondary Warehouse Line of Credit expires on August 8, 2008.
     Both lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At June 30, 2007, we had $28.6 million in borrowings under our mortgage subsidiary’s warehouse lines of credit and had the capacity to borrow an additional $121.4 million, subject to satisfying the relevant borrowing conditions. If the New Secondary Warehouse Line of Credit would have been in effect at June 30, 2007, we would have had $106.4 million in availability, subject to satisfying the relevant borrowing conditions.
10. Income Taxes
     We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”) as interpreted by FIN 48. Under SFAS 109, income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FIN 48, which became effective for us on January 1, 2007, prescribed the minimum threshold a tax position is required to meet before being recognized in the financial statements and provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and transition. FIN 48 also requires expanded disclosure with respect to uncertainty in income taxes.
     As a result of the implementation of FIN 48, we recognized a $1.3 million increase in our liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings at January 1, 2007. After giving effect to the adjustment above, we have a $5.1 million liability recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $0.4 million. The liability for unrecognized tax benefits is included in accounts payable and other liabilities in the accompanying statement of financial condition as of June 30, 2007. We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for tax expense. Total unrecognized tax benefits that, if recognized, would affect the effective tax rate is $5.1 million, which includes interest and penalties of $0.4 million. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.
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
     We are subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. We have effectively closed all U.S. federal income tax matters for years through 2002. The Internal Revenue Service is currently examining our consolidated tax return for fiscal year 2004. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against us could have a material adverse effect on our financial position, results of operations or cash flows.
     As of June 30, 2007, we have gross deferred tax assets of $264.5 million, resulting primarily from deductible temporary differences. At June 30, 2007, we have provided for a valuation allowance on our deferred tax assets of $76.0 million as compared to $42.1 million at December 31, 2006. The valuation allowance has been established and maintained for deferred tax assets on a “more likely than not” threshold. We have considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (i) future reversals of existing taxable temporary differences; (ii) taxable income in prior carryback years; (iii) tax planning strategies; and (iv) future taxable income exclusive of reversing temporary differences and carryforwards.
     As a result of generating taxable income during 2005 and 2006, we have the ability to carryback $635.0 million in taxable losses to prior years and have recognized the portion of our deferred tax assets which we anticipate realizing through the carrybacks. Due to our cumulative losses in recent years, we have not relied upon future taxable income exclusive of reversing temporary differences and carryforwards for the realization of any of our deferred tax assets. Reliance on future taxable income as a source is difficult when there is negative evidence such as in our situation where we have cumulative losses. Cumulative losses weigh heavily in our overall assessment. We determine cumulative losses on a rolling twelve-quarter basis. Income forecasts were considered in conjunction with other positive and negative evidence, including our current financial performance, the financial impact of the Transeastern JV settlement, our market environment and other factors. As a result, the conclusion was made that there was not sufficient positive evidence to enable us to conclude that it was more likely than not that the remaining deferred tax assets, after reduction through carrybacks, would be realized. Therefore, we have provided a valuation allowance on our net deferred tax assets. This assessment will continue to be undertaken in the future. Our results of operations may be impacted in the future by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. Our results of operations might be favorably impacted in the future by reversals of valuation allowances if we are able to demonstrate sufficient positive evidence that our deferred tax assets will be realized. In addition, there could be restrictions on the amount of the carryforwards that can be utilized if certain changes in our ownership should occur. In light of the above, we believe that it is more likely than not that we will realize our net deferred tax asset of $188.5 million.
     Primarily as a result of the change in our valuation allowance during the three and six months ended June 30, 2007, the effective tax rate applied to our losses for the three and six months ended June 30, 2007 is below the federal statutory rate of 35%.
11. Commitments and Contingencies
     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters are not expected to have a material adverse effect on our consolidated financial position or results of operations.
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
     During the six months ended June 30, 2007 and 2006, the activity in our warranty cost accrual consisted of the following (dollars in millions):

	Six Months Ended
	June 30,
	2007	2006
Accrued warranty costs at January 1	$7.4	$6.6
Liability recorded for warranties issued during the period	2.7	5.9
Warranty work performed	(4.2)	(4.2)
Adjustments	1.0	—

Accrued warranty costs at June 30	$6.9	$8.3

     Letters of Credit and Performance Bonds
     We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and deposits on homesite purchase contracts. At June 30, 2007 and 2006, we had total outstanding letters of credit and performance / surety bonds under these arrangements of $236.1 million and $248.5 million, respectively. At June 30, 2007, we have estimated our exposure on our outstanding surety bonds to be $149.7 million based on development remaining to be completed.
     Class Action Lawsuit
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
     Liquidity
     Our Homebuilding results reflect the continued deterioration of conditions in most of our markets characterized by record levels of new and existing homes available for sale, reduced affordability caused by the rapid increase in the price of both new and existing homes over the last several years and diminished buyer confidence. The slowdown in the housing market has led to increased sales incentives, increased pressure on margins, higher cancellation rates, increased advertising expenditures and increased broker commissions. We are responding to these market conditions by, among other actions, analyzing our sales positions and product mix in each of our markets, renegotiating takedowns under homesite and land option contracts, curtailing land acquisition, working with our suppliers to reduce costs, reducing our general and administrative expenses and other asset management initiatives.
     As discussed in Notes 4 and 9 and in more detail in Note 15, on July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern JV with the lenders to the joint venture, its land bankers and its joint venture partner. The global settlement was financed by the issuance of new debt and equity securities including a $200.0 million First Lien Term Loan Facility and a $300.0 million Second Lien Term Loan Facility. Our existing $800.0 million secured revolving loan facility (the “Existing Revolving Loan Facility”) was amended and restated to (i) reduce the revolving commitments thereunder by $100.0 million and (ii) permit the incurrence of the Facilities (and make other conforming changes relating to the Facilities). As of June 30, 2007, we had $199.1 million in availability, all of which we could have borrowed without violating any of our debt covenants.

Our pro-forma availability at June 30, 2007 was $350.1 million under the New Revolving Loan Facility, all of which could have been borrowed without violating any of our debt covenants. This pro-forma availability is based on the June 30, 2007 borrowing base calculation adjusted for the $100.0 million decrease in the facility, the issuance of the $200.0 million First Lien Term Loan Facility and the estimated fair values of the Transeastern JV assets, which we acquired as a result of the Transeastern JV settlement.
     Additionally, pursuant to the settlement agreements, we issued to the Senior Mezzanine Lenders the following securities: (i) $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015 and (ii) 8% Series A Convertible Preferred PIK Preferred Stock with an initial liquidation preference of $117.5 million. We issued to the Junior Mezzanine Lenders, warrants to purchase shares of our common stock having an estimated fair value of $16.25 million at issuance (based on the Black-Scholes option pricing model and certain agreed upon inputs). We intend to exercise our option to pay in kind the notes and preferred stock to the extent possible.
     We believe that based on our financial position, availability under our New Revolving Loan Facility and our asset management initiatives, including monetizing assets such as our deferred tax asset, we will continue to provide sufficient liquidity to fund our operations.
12. Stockholders’ Equity and Stock-Based Compensation
     Under the TOUSA, Inc. Annual and Long-Term Incentive Plan (the “Plan”) employees, consultants and directors of ours, our subsidiaries and affiliated entities, (as defined in the Plan), are eligible to receive options to purchase shares of common stock. Each stock option expires on a date determined when the options are granted, but not more than ten years after the date of grant. Stock options granted have a vesting period ranging from immediate vesting to a graded vesting over five years. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 8,250,000. At June 30, 2007, there were 124,359 shares available for grant.
     Effective January 1, 2006, we adopted the provisions of the 2004-revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Additionally, in connection with the adoption of SFAS 123R we recognized a cumulative change in accounting principle of $2.0 million, net of tax, related to certain common stock purchase rights that were accounted for under the variable accounting method. The cumulative effect of the change in accounting principle of $3.2 million, gross of tax, was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statement of operations. The adoption of SFAS 123R resulted in a charge of $7.4 million and $4.7 million to income from continuing operations before income taxes and net income, respectively, for the six months ended June 30, 2006. The impact of adopting SFAS 123R on both basic and diluted earnings was $0.08 per share for the six months ended June 30, 2006.
     During the six months ended June 30, 2007, we recognized compensation expense related to stock options of $2.0 million, consistent with the same period in the prior year.
     Activity under the Plan for the six months ended June 30, 2007 was as follows:

		Weighted Average
	Options	Exercise Price
Options outstanding at beginning of period	7,712,574	$13.04
Granted	189,552	$9.45
Exercised	—	$—
Forfeited	11,250	$18.12

Options outstanding at end of period	7,890,876	$12.94

     As of June 30, 2007, there was $4.6 million of total unrecognized compensation expense related to unvested stock option awards.

13. Operating and Reportable Segments
     Our operating segments are aggregated into reportable segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, based primarily upon similar economic characteristics, product type, geographic areas, and information used by the chief operating decision maker to allocate resources and assess performance. Our reportable segments consist of our four major Homebuilding geographic regions (Florida, Mid-Atlantic, Texas and the West) and our Financial Services operations.
     Through our four homebuilding regions, we design, build and market detached single-family residences, town homes and condominiums in various metropolitan markets in ten states, located as follows:

Florida: Central Florida, Jacksonville, Southeast Florida, Southwest Florida, Tampa / St. Petersburg
Mid-Atlantic: Baltimore / Southern Pennsylvania, Delaware, Nashville, Northern Virginia
Texas: Austin, Houston, San Antonio
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

     The operational results of each of our segments are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Financial information relating to our operations, presented by segment, was as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Homebuilding:
Florida	$218.2	$288.8	$475.5	$554.8
Mid-Atlantic	62.5	64.7	114.7	141.2
Texas	170.8	152.3	320.0	281.8
West	114.2	115.6	216.2	227.0

Total Homebuilding	565.7	621.4	1,126.4	1,204.8
Financial Services	11.0	17.4	23.0	32.6

Total revenues	$576.7	$638.8	$1,149.4	$1,237.4

(Income) loss from unconsolidated joint ventures:
Florida	$2.5	$(5.6)	$5.9	$(3.9)
Mid-Atlantic	(2.6)	(2.1)	(0.7)	(3.2)
Texas	—	0.2	—	—
West	1.6	(30.4)	(0.1)	(58.6)

Total (income) loss from unconsolidated joint ventures	$1.5	$(37.9)	$5.1	$(65.7)

Results of Operations:
Homebuilding:
Florida	$(14.7)	$59.1	$9.1	$110.5
Mid-Atlantic	(42.1)	7.6	(45.7)	12.2
Texas	14.4	15.3	28.7	28.1
West	(47.2)	44.2	(76.8)	76.3

Total Homebuilding	(89.6)	126.2	(84.7)	227.1
Financial Services	2.3	6.4	5.0	10.9
Corporate and unallocated	(48.0)	(26.6)	(146.3)	(45.3)

Total income (loss) from continuing operations before income taxes	$(135.3)	$106.0	$(226.0)	$192.7

	June 30,	December 31,
	2007	2006
Assets:
Homebuilding:
Florida	$888.9	$892.9
Mid-Atlantic	196.6	230.4
Texas*	253.1	210.6
West	683.9	721.4
Assets held for sale*	14.1	124.8
Financial Services	59.2	65.5
Corporate and unallocated	545.6	596.6

Total assets	$2,641.4	$2,842.2

Investments in Unconsolidated Joint Ventures:
Florida	$30.6	$29.4
Mid-Atlantic	2.6	5.3
Texas	7.0	6.8
West	92.5	87.5

Total Investments in Unconsolidated Joint Ventures	$132.7	$129.0

*	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.
14. Discontinued Operations
     On June 6, 2007, we sold substantially all of our Dallas division to Wall Homes Texas LLC for $56.5 million, of which $4.2 million was received subsequent to June 30, 2007. We realized a pre-tax loss on disposal of $13.6 million. Certain communities were not part of the sale. We are actively marketing these communities for sale and it is our intention to exit these communities within a year.
     During the three months ended March 31, 2007, we determined that the pending sale of our Dallas division at a price below the carrying value was an indicator of impairment. We performed an interim goodwill impairment test as of March 31, 2007 and, at that time, determined that the goodwill recorded in our Dallas division was impaired; accordingly, we wrote off $3.1 million of goodwill which is included in loss from discontinued operations for the six months ended June 30, 2007.
     In accordance with SFAS 144, results of our Dallas division have been classified as discontinued operations, and prior periods have been restated to be consistent with the June 30, 2007, presentation. Discontinued operations include Dallas division revenues of $16.1 million and $38.2 million for the three months ended June 30, 2007 and 2006, respectively, and $43.6 million and $69.1 million for the six months ended June 30, 2007 and 2006, respectively. The Dallas division had a net loss of $9.9 million for the three months ended June 30, 2007 (including an $8.6 million after-tax loss on disposal) as compared to net income of $0.6 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, the Dallas division had a net loss of $13.7 million (including an $8.6 million after-tax loss on disposal) as compared to net income of $1.0 million for the six months ended June 30, 2006.
     Assets held for sale, as shown on the consolidated statements of financial condition, consist primarily of $8.9 million and $117.7 million of inventory at June 30, 2007 and December 31, 2006, respectively.
15. Settlement of Transeastern Litigation
     On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern JV with the lenders to the joint venture, its land bankers and its joint venture partner pursuant to the previously disclosed Settlement Agreement. The Transeastern JV includes TE/TOUSA, LLC and its subsidiaries. The Transeastern JV has become a wholly owned subsidiary of ours by merger into one of our subsidiaries and has become a guarantor on our credit facilities and note indentures. The Transeastern JV has been integrated into our Florida region operations and will operate under the Engle Homes brand. We do not expect to conduct any of our operations under the “Transeastern” brand in the future. All claims against us by the lenders to, the land bankers of, and the joint venture partner in the Transeastern JV have been released.

     Settlement with Mezzanine Lenders
     On June 29, 2007, we entered into Settlement and Release Agreements with the Senior Mezzanine Lenders and the Junior Mezzanine Lenders to the Transeastern JV (collectively, the “Mezz Settlement Agreements”) in which all the litigation related to the Transeastern JV lenders will be dismissed.
     Pursuant to the Mezz Settlement Agreements, we issued to the Senior Mezzanine Lenders the following securities: (i) $20,000,000 in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015 (the “Notes”), and (ii) 8% Series A Convertible Preferred PIK Preferred Stock (the “Preferred Stock”). We issued to the Junior Mezzanine Lenders, warrants to purchase shares of our common stock (the “Common Stock”). The warrants have an estimated fair value of $16.25 million at issuance (based on the Black-Scholes option pricing model and certain agreed upon inputs). Additional descriptions of the Notes, Preferred Stock and the warrants are provided below. We entered into registration rights agreements requiring us to register with the SEC for resale the securities issued (or, in the case of the Notes, register notes with the same terms and exchange them for the Notes) and the Common Stock deliverable upon exercise of the warrants and conversion or redemption of the Preferred Stock. If we do not satisfy the registration requirements with respect to the Notes or the Preferred Stock, we will be required to pay up to an additional 1% of interest on the Notes and an additional 0.25% dividend on the Preferred Stock, payable in cash, or additional shares of Preferred Stock, with respect to the Preferred Stock, and Notes, with respect to the Notes.
     Subordinated PIK Notes
     Interest on the Notes is payable semi-annually. The Notes are unsecured senior subordinated obligations of ours, and are guaranteed on an unsecured senior subordinated basis by each of our existing and future subsidiaries that guarantee our 7.5% Senior Subordinated Notes due 2015 (the “Existing Notes”). We are required to pay 1% of the interest in cash and the remaining 13.75%, at our option, (i) in cash, (ii) entirely by increasing the principal amount of the Notes or issuing new notes, or (iii) a combination thereof. The Notes will mature on July 1, 2015. The indenture governing the Notes contains the same covenants as contained in the indenture governing the Existing Notes and is subject, in most cases, to any change to such covenants made to the indenture governing the Existing Notes. The Notes are redeemable by us at redemption prices greater than their principal amount.
     Convertible PIK Preferred Stock
     The Preferred Stock ranks senior to all of our capital stock with respect to liquidation and dividends and has an initial aggregate liquidation preference of $117.5 million and accrues dividends semi-annually at 8% per annum as follows: (i) 1% payable in cash; (ii) the remaining 7% payable, at our option, in cash, additional Preferred Stock, or a combination thereof. The Preferred Stock is mandatorily redeemable on July 1, 2015 in, at our option, cash, Common Stock or a combination thereof. The Preferred Stock is convertible into our Common Stock, at a conversion price which initially equals the 20-trading day average Common Stock closing price commencing 60 days immediately after the closing of the settlement (the “Measurement Period”) multiplied by 1.40. The conversion price of the Preferred Stock will be adjusted for certain anti-dilution events including below market price or below the conversion price issuances by us of our Common Stock, subject to certain exceptions.
     By way of example, if the average trading price of the Common Stock during the Measurement Period equals the closing price of our Common Stock on the New York Stock Exchange on July 31, 2007, which was $2.86 per share, the conversion price of the Preferred Stock would be $4.00 which would result in a maximum number of 55.6 million shares of Common Stock deliverable upon conversion of the Preferred Stock (assuming, among other things, that (i) all dividends are paid in additional shares of Preferred Stock, and (ii) that none of the shares of Preferred Stock issued is converted prior to 2015). We cannot predict what the trading price of our Common Stock will be during the Measurement Period or what the impact of the global settlement will be on the trading price of its Common Stock. The number of shares of Common Stock that would have to be issued upon conversion of the Preferred Stock is dependent on the ultimate conversion price determined at the end of the Measurement Period. The amount of authorized shares of Common Stock has been increased to 975 million (approximately 902.5 million will initially set aside for full exercise of the warrants and the Preferred Stock) to reflect, among other things the maximum amount of shares deliverable upon full exercise of the warrants and full conversion of shares of Preferred Stock. These amounts assume a per share floor price of $0.25 per share (which assumes a $0.18 per share price) and that (i) all dividends are paid in additional shares of Preferred Stock, (ii) we are required to pay increased dividends as a result on being unable to register the Preferred Stock and the underlying Common Stock, and (iii) that none of the shares of Preferred Stock issued is converted prior to 2015). We currently have approximately 60 million shares of Common Stock outstanding.
     Warrants
     The warrants are exercisable for a term of five years from the date of issuance. The warrants were issued in two tranches with exercise prices to be based on the 20-trading day average Common Stock price commencing 60 days immediately after the Effective

Date of the Settlement Agreement (the “Calculated Price”) multiplied by 1.25 or 1.50, respectively. The Calculated Price for the warrants is subject to a per share floor of $4.25 and a per share ceiling of $6.00. The warrants have a value of $16.25 million (based on the Black-Scholes option pricing model and certain assumed inputs) provided the Calculated Price is between $4.25 and $6.00. (In connection with the warrants, the Company estimates that it will issue no more than 11.5 million shares of Common Stock.) The exercise price of the warrants will be adjusted for certain anti-dilution events including below market price or below the exercise price issuances by us of our Common Stock, subject to certain exceptions. Upon exercise of the warrants by the holders thereof, we may, in our sole discretion, satisfy our obligations under any warrant being exercised by: (i) paying the holder the value of the Common Stock to be delivered in cash less the exercise price; (ii) paying such amount in Common Stock rather than cash; (iii) delivering shares of Common Stock upon receiving the cash exercise price therefore; or (iv) any combination of the foregoing.
     Settlement with Joint Venture Partner
     Pursuant to the previously announced settlement and mutual release agreement with Falcone/Ritchie LLC and certain of its affiliates (the “Falcone Entities”) concerning the Transeastern JV, one of which owned 50% of the equity interests in the Transeastern JV, we have become the sole owner of the Transeastern JV and have, among other things, released the Falcone Entities from claims under the asset purchase agreement pursuant to which we acquired our interest in the Transeastern JV. We and the Transeastern JV remain obligated on certain indemnification obligations, including, without limitation, related to certain land bank arrangements.
     Financing
     On July 31, 2007, as part of the global settlement related to the Transeastern JV, we entered into (i) a new $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (ii) a new $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”) with Citicorp North America, Inc. as Administrative Agent, Sole Lead Arranger and Book Running Manager. The loans were issued at an original-issue discount of 99 percent.
     Our existing $800.0 million secured revolving loan facility (the “Existing Revolving Loan Facility”) has been amended and restated to (i) reduce the revolving commitments thereunder by $100.0 million and (ii) permit the incurrence of the Facilities (and make other conforming changes relating to the Facilities) (“the New Revolving Loan Facility”).
     The interest rates on the Facilities and the New Revolving Loan Facility are based on LIBOR plus a margin or an alternate base rate plus a margin, at our option. For the New Revolving Loan Facility, the LIBOR rates are increased by between 1.50% and 4.25% depending on our leverage ratio (as defined in the Agreement) and ratings by Moody’s and S&P. Loans bearing interest at the base rate (the rate announced by Citibank as its base rate or 0.50% above the Federal Funds Rate) increase between 0% and 3.25% in accordance with the same criteria. For the First Lien Term Loan Facility, the interest rate is LIBOR plus 4.00% or base rate plus 3.00%. For the Second Lien Term Loan Facility, the interest rate is LIBOR plus 7.25% or base rate plus 6.25%. We are required to pay fees in connection with the Facilities including, but not limited to, amending the New Revolving Loan Facility. The Facilities and the New Revolving Loan Facility are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). The obligations are secured by substantially all of our assets, including those of our Guarantors. Our mortgage and title subsidiaries are not Guarantors. The loans under the Facilities may be prepaid at certain times (the Second Lien Term Loan Facility may not be prepaid prior to its first anniversary), subject to certain premiums upon repayment. The Facilities and the New Revolving Loan Facility impose certain limitations on us, including with respect to: (i) dividends on, redemptions and repurchases of, equity interests; (ii) prepayments of junior indebtedness, redemptions and repurchases of debt; (iii) the incurrence of liens and sale-leaseback transactions; (iv) loans and investments including joint ventures; and (v) incurrence of debt. The Facilities and the New Revolving Loan Facility also contain events of default and have financial covenants, including but not limited to the following covenants: (i) minimum adjusted consolidated tangible net worth; (ii) maximum ratio of debt to adjusted consolidated tangible net worth; (iii) minimum ratio of EBITDA to interest incurred; (iv) maximum ratio of units owned to units closed; (v) maximum of ratio of land to adjusted consolidated tangible net worth; and (vi) maximum ratio of unsold units to units closed. The New Revolving Loan Facility is subject to a borrowing base, which includes a reserve for amounts outstanding under the Facilities. The Second Lien Term Loan Facility contains a limitation on amounts outstanding under the New Revolving Loan Facility and the Facilities based on a percentage of inventory.
     The Charter Amendment
     As discussed above, in connection with closing the settlement, we have increased the authorized shares of Common Stock in our Certificate of Incorporation to 975,000,000 to provide sufficient shares for, among other things, the maximum amount of shares of Common Stock to be delivered upon full exercise of the warrants and full conversion of shares of the Preferred Stock. These amounts assume a per share floor price of $0.25 per share (which assumes a $0.18 per share price) and that (i) all Dividends are paid in additional shares of Preferred Stock, (ii) we are required to pay increased dividends as a result on being unable to register the Preferred Stock and the underlying Common Stock, and (iii) that none of the shares of Preferred Stock issued is converted prior to 2015) .We currently have approximately 60 million shares of Common Stock outstanding. We made the amendment pursuant to the written consent of our controlling stockholder, which was effective on July 30, 2007.

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
Consolidating Statement of Financial Condition
June 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$19.4	$4.8	$—	$—	$24.2
Inventory	—	1,944.3	—	—	1,944.3
Property and equipment, net	5.5	23.4	—	—	28.9
Investments in unconsolidated joint ventures	—	132.7	—	—	132.7
Receivables from unconsolidated joint ventures, net	—	41.2	—	—	41.2
Investments in/ advances to consolidated subsidiaries	1,845.4	(179.1)	12.3	(1,678.6)	—
Other assets	271.5	62.6	—	—	334.1
Goodwill	—	62.7	—	—	62.7
Assets held for sale	—	14.1	—	—	14.1

	2,141.8	2,106.7	12.3	(1,678.6)	2,582.2

FINANCIAL SERVICES:
Cash and cash equivalents	—	—	11.0	—	11.0
Mortgage loans held for sale	—	—	36.2	—	36.2
Other assets	—	—	12.0	—	12.0

	—	—	59.2	—	59.2

Total assets	$2,141.8	$2,106.7	$71.5	$(1,678.6)	$2,641.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$453.2	$180.7	$—	$—	$633.9
Customer deposits	—	54.9	—	—	54.9
Obligations for inventory not owned	—	227.1	—	—	227.1
Notes payable	1,060.9	—	—	—	1,060.9
Bank borrowings	50.0	—	—	—	50.0
Liabilities associated with assets held for sale	—	2.4	—	—	2.4

	1,564.1	465.1	—	—	2,029.2

FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	5.9	—	5.9
Bank borrowings	—	—	28.6	—	28.6

	—	—	34.5	—	34.5

Total liabilities	1,564.1	465.1	34.5	—	2,063.7

Total stockholders’ equity	577.7	1,641.6	37.0	(1,678.6)	577.7

Total liabilities and stockholders’ equity	$2,141.8	$2,106.7	$71.5	$(1,678.6)	$2,641.4

Consolidating Statement of Financial Condition
December 31, 2006

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$53.6	$(2.4)	$—	$—	$51.2
Inventory	—	2,078.5	—	—	2,078.5
Property and equipment, net	6.5	22.0	—	—	28.5
Investments in unconsolidated joint ventures	—	129.0	—	—	129.0
Receivables from unconsolidated joint ventures, net	—	27.2	—	—	27.2
Investments in/ advances to consolidated subsidiaries	1,933.4	(188.9)	8.2	(1,752.7)	—
Other assets	190.1	46.5	—	—	236.6
Goodwill	—	100.9	—	—	100.9
Assets held for sale	—	124.8	—	—	124.8

	2,183.6	2,337.6	8.2	(1,752.7)	2,776.7

FINANCIAL SERVICES:
Cash and cash equivalents	—	—	11.0	—	11.0
Mortgage loans held for sale	—	—	41.9	—	41.9
Other assets	—	—	12.6	—	12.6

	—	—	65.5	—	65.5

Total assets	$2,183.6	$2,337.6	$73.7	$(1,752.7)	$2,842.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$348.0	$206.2	$—	$—	$554.2
Customer deposits	—	62.6	—	—	62.6
Obligations for inventory not owned	—	300.6	—	—	300.6
Notes payable	1,060.7	—	—	—	1,060.7
Bank borrowings	—	—	—	—	—
Liabilities associated with assets held for sale	—	47.8	—	—	47.8

	1,408.7	617.2	—	—	2,025.9

FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	6.0	—	6.0
Bank borrowings	—	—	35.4	—	35.4

	—	—	41.4	—	41.4

Total liabilities	1,408.7	617.2	41.4	—	2,067.3

Total stockholders’ equity	774.9	1,720.4	32.3	(1,752.7)	774.9

Total liabilities and stockholders’ equity	$2,183.6	$2,337.6	$73.7	$(1,752.7)	$2,842.2

Consolidating Statement of Operations
Three Months Ended June 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$565.7	$—	$—	$565.7
Cost of sales	—	547.9	—	—	547.9

Gross profit	—	17.8	—	—	17.8
Selling, general and administrative expenses	18.1	71.3	—	(4.4)	85.0
(Income) loss from unconsolidated joint ventures, net	—	1.5	—	—	1.5
Provision for settlement of loss contingency	32.0	—	—	—	32.0
Goodwill impairment	—	38.2	—	—	38.2
Other (income) expenses, net	64.0	2.1	—	(67.4)	(1.3)

Homebuilding pretax income (loss)	(114.1)	(95.3)	—	71.8	(137.6)

FINANCIAL SERVICES:
Revenues	—	—	15.4	(4.4)	11.0
Expenses	—	—	10.7	(2.0)	8.7

Financial Services pretax income	—	—	4.7	(2.4)	2.3

Income (loss) from continuing operations before income taxes	(114.1)	(95.3)	4.7	69.4	(135.3)
Provision (benefit) for income taxes	17.9	(33.1)	2.0	—	(13.2)

Income (loss) from continuing operations	(132.0)	(62.2)	2.7	69.4	(122.1)

Discontinued operations:
Income (loss) from discontinued operations	—	(2.0)	—	—	(2.0)
Income (loss) from disposal of discontinued operations	—	(13.6)	—	—	(13.6)
Provision for income taxes	—	(5.7)	—	—	(5.7)

Income (loss) from discontinued operations, net of taxes	—	(9.9)	—	—	(9.9)

Net income (loss)	$(132.0)	$(72.1)	$2.7	$69.4	$(132.0)

Consolidating Statement of Operations
Three Months Ended June 30, 2006

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$621.4	$—	$—	$621.4
Cost of sales	—	462.2	—	—	462.2

Gross profit	—	159.2	—	—	159.2
Selling, general and administrative expenses	27.0	74.1	—	(1.2)	99.9
(Income) loss from unconsolidated joint ventures, net	—	(37.9)	—	—	(37.9)
Provision for settlement of loss contingency	—	—	—	—	—
Goodwill impairment	—	—	—	—	—
Other (income) expenses, net	(91.1)	14.0	—	74.7	(2.4)

Homebuilding pretax income (loss)	64.1	109.0	—	(73.5)	99.6

FINANCIAL SERVICES:
Revenues	—	—	18.6	(1.2)	17.4
Expenses	—	—	13.6	(2.6)	11.0

Financial Services pretax income	—	—	5.0	1.4	6.4

Income (loss) from continuing operations before income taxes	64.1	109.0	5.0	(72.1)	106.0
Provision (benefit) for income taxes	(3.5)	40.1	2.4	—	39.0

Income (loss) from continuing operations	67.6	68.9	2.6	(72.1)	67.0

Discontinued operations:
Income (loss) from discontinued operations	—	0.9	—	—	0.9
Income (loss) from disposal of discontinued operations	—	—	—	—	—
Provision for income taxes	—	0.3	—	—	0.3

Income (loss) from discontinued operations, net of taxes	—	0.6	—	—	0.6

Net income (loss)	$67.6	$69.5	$2.6	$(72.1)	$67.6

Consolidating Statement of Operations
Six Months Ended June 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$1,126.4	$—	$—	$1,126.4
Cost of sales	—	1,028.7	—	—	1,028.7

Gross profit	—	97.7	—	—	97.7
Selling, general and administrative expenses	39.8	143.7	—	(7.1)	176.4
(Income) loss from unconsolidated joint ventures, net	—	5.1	—	—	5.1
Provision for settlement of loss contingency	110.9	—	—	—	110.9
Goodwill impairment	—	38.2	—	—	38.2
Other (income) expenses, net	57.9	10.5	—	(70.3)	(1.9)

Homebuilding pretax income (loss)	(208.6)	(99.8)	—	77.4	(231.0)

FINANCIAL SERVICES:
Revenues	—	—	30.1	(7.1)	23.0
Expenses	—	—	21.8	(3.8)	18.0

Financial Services pretax income	—	—	8.3	(3.3)	5.0

Income (loss) from continuing operations before income taxes	(208.6)	(99.8)	8.3	74.1	(226.0)
Provision (benefit) for income taxes	(10.6)	(34.7)	3.6	—	(41.7)

Income (loss) from continuing operations	(198.0)	(65.1)	4.7	74.1	(184.3)

Discontinued operations:
Income (loss) from discontinued operations	—	(7.9)	—	—	(7.9)
Income (loss) from disposal of discontinued operations	—	(13.6)	—	—	(13.6)
Provision for income taxes	—	(7.8)	—	—	(7.8)

Income (loss) from discontinued operations, net of taxes	—	(13.7)	—	—	(13.7)

Net income (loss)	$(198.0)	$(78.8)	$4.7	$74.1	$(198.0)

Consolidating Statement of Operations
Six Months Ended June 30, 2006

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$1,204.8	$—	$—	$1,204.8
Cost of sales	—	899.8	—	—	899.8

Gross profit	—	305.0	—	—	305.0
Selling, general and administrative expenses	46.3	149.2	—	(2.2)	193.3
(Income) loss from unconsolidated joint ventures, net	—	(65.7)	—	—	(65.7)
Provision for settlement of loss contingency	—	—	—	—	—
Goodwill impairment	—	—	—	—	—
Other (income) expenses, net	(162.7)	22.1	—	136.2	(4.4)

Homebuilding pretax income (loss)	116.4	199.4	—	(134.0)	181.8

FINANCIAL SERVICES:
Revenues	—	—	34.8	(2.2)	32.6
Expenses	—	—	26.2	(4.5)	21.7

Financial Services pretax income	—	—	8.6	2.3	10.9

Income (loss) from continuing operations before income taxes	116.4	199.4	8.6	(131.7)	192.7
Provision (benefit) for income taxes	(6.2)	73.6	3.7	—	71.1

Income (loss) from continuing operations	122.6	125.8	4.9	(131.7)	121.6
Discontinued operations:
Income (loss) from discontinued operations	—	1.5	—	—	1.5
Income (loss) from disposal of discontinued operations	—	—	—	—	—
Provision for income taxes	—	0.5	—	—	0.5

Income (loss) from discontinued operations, net of taxes	—	1.0	—	—	1.0

Net income (loss)	$122.6	$126.8	$4.9	$(131.7)	$122.6

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(159.7)	$(9.3)	$11.7	$74.1	$(83.2)

Cash flows from investing activities:
Net additions to property and equipment	(0.8)	(6.1)	(0.6)	—	(7.5)
Loans to unconsolidated joint ventures	—	—	—	—	—
Investments in unconsolidated joint ventures	—	(21.1)	—	—	(21.1)
Capital distributions from unconsolidated joint ventures	—	9.7	—	—	9.7

Net cash used in investing activities	(0.8)	(17.5)	(0.6)	—	(18.9)

Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facilities	50.0	—	—	—	50.0
Net (repayments of) proceeds from Financial Services bank borrowings	—	—	(6.8)	—	(6.8)
Payments for deferred financing costs	(11.2)	—	—	—	(11.2)
Increase (decrease) in intercompany transactions	88.1	(9.9)	(4.1)	(74.1)	—

Net cash provided by (used in) financing activities	126.9	(9.9)	(10.9)	(74.1)	32.0

Net cash provided by (used in) continuing operations	(33.6)	(36.7)	0.2	—	(70.1)
Net cash provided by (used in) discontinued operations	—	43.8	—	—	43.8

Increase (decrease) in cash and cash equivalents	(33.6)	7.1	0.2	—	(26.3)
Cash and cash equivalents at beginning of period	50.6	(3.2)	6.8	—	54.2

Cash and cash equivalents at end of period	$17.0	$3.9	$7.0	$—	$27.9

Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Net cash provided by (used in) operating activities	$34.6	$(73.7)	$5.8	$(131.7)	$(165.0)

Cash flows from investing activities:
Net additions to property and equipment	(1.6)	(7.2)	(1.1)	—	(9.9)
Loans to unconsolidated joint ventures	—	(7.5)	—	—	(7.5)
Investments in unconsolidated joint ventures	—	(8.2)	—	—	(8.2)
Capital distributions from unconsolidated joint ventures	—	25.2	—	—	25.2

Net cash provided by (used in) investing activities	(1.6)	2.3	(1.1)	—	(0.4)

Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facilities	(65.0)	—	—	—	(65.0)
Net proceeds from notes offering	248.8	—	—	—	248.8
Net (repayments of) proceeds from Financial Services bank borrowings	—	—	3.1	—	3.1
Payments for deferred financing costs	(3.2)	—	—	—	(3.2)
Excess income tax benefit from exercise of stock options	0.1	—	—	—	0.1
Proceeds from stock option exercises	0.2	—	—	—	0.2
Dividends paid	(1.8)	—	—	—	(1.8)
Increase (decrease) in intercompany transactions	(214.4)	91.5	(8.8)	131.7	—

Net cash provided by (used in) financing activities	(35.3)	91.5	(5.7)	131.7	182.2

Net cash provided by (used in) continuing operations	(2.3)	20.1	(1.0)	—	16.8
Net cash provided by (used in) discontinued operations	—	(2.9)	—	—	(2.9)

Increase (decrease) in cash and cash equivalents	(2.3)	17.2	(1.0)	—	13.9
Cash and cash equivalents at beginning of period	20.2	3.4	8.7	—	32.3

Cash and cash equivalents at end of period	$17.9	$20.6	$7.7	$—	$46.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.
     As used in this Form 10-Q, “consolidated” information refers only to information relating to our continuing operations which are consolidated in our financial statements and exclude the results of our Dallas division which we have classified as a discontinued operation; and “combined” information includes consolidated information and information relating to our unconsolidated joint ventures including our Transeastern Joint Venture (the Transeastern JV) due to the July 31, 2007 global settlement in which the Transeastern JV has become a wholly owned subsidiary of ours. Unless otherwise noted, the information contained herein is shown on a consolidated basis.
Executive Summary
     We generate revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”), which comprise our two principal business segments. Through our Homebuilding operations, we design, build and market high-quality detached single-family residences, town homes and condominiums in various metropolitan markets in ten states located in four major geographic regions which are also our reportable segments: Florida, Mid-Atlantic, Texas and the West.

Florida	Mid-Atlantic	Texas	West
Central Florida	Delaware	Austin	Las Vegas
Jacksonville	Baltimore/Southern Pennsylvania	Houston	Colorado
Southeast Florida	Nashville	San Antonio	Phoenix
Southwest Florida	Northern Virginia
Tampa /St. Petersburg
     We conduct our Homebuilding operations through our consolidated subsidiaries and through various unconsolidated joint ventures that additionally build and market homes.
     For the three months ended June 30, 2007, we had a net loss of $132.0 million compared to net income of $67.6 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, we had a net loss of $198.0 million compared to net income of $122.6 million for the six months ended June 30, 2006. For the three months ended June 30, 2007, we had a loss from continuing operations, net of taxes, of $122.1 million compared to income from continuing operations, net of taxes, of $67.0 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, we had a loss from continuing operations, net of taxes, of $184.3 million compared to income from continuing operations, net of taxes, of $121.6 million for the six months ended June 30, 2006.
     For the three months ended June 30, 2007, home deliveries decreased 12%, homebuilding revenues decreased 9%, and net sales orders decreased 8% as compared to the three months ended June 30, 2006. For the six months ended June 30, 2007, home deliveries decreased 7%, homebuilding revenues decreased 7%, and net sales orders decreased 11% as compared to the six months ended June 30, 2006. For the three months ended June 30, 2007, our unconsolidated joint ventures had a decrease in deliveries of 42% and an increase in net sales orders of 18% as compared to the three months ended June 30, 2006. For the six months ended June 30, 2007, our unconsolidated joint ventures had a decrease in deliveries of 38% and a decrease in net sales orders of 20% as compared to the six months ended June 30, 2006.
     Our Homebuilding results reflect the continued deterioration of conditions in most of our markets throughout 2006 and through the second quarter of 2007 characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. Our markets continue to experience lower traffic, increased cancellations, higher incentives and lower margins. In addition, speculative investors continue to cancel existing contracts and reduce prices on homes previously purchased, contributing to the oversupply of homes available for sale.
     The slowdown in the housing market has led to increased sales incentives, higher cancellation rates, increased advertising expenditures and broker commissions, and increased inventories resulting in increased pressure on margins. We expect our gross margin on home sales to continue to be negatively impacted due to pricing pressures, competition, increased sales incentives and a product mix shift to markets with historically lower margins. We are responding to these situations by analyzing each community to determine our profit and sales absorption goals. In addition, we remain focused on generating cash and de-levering our balance sheet by diligent management of our assets. We continue to review the size, geographic allocations and components of our inventory to better align these assets with estimated future deliveries. We have established inventory targets based on current market conditions, existing inventory levels and our historical and projected results. If our inventory exceeds these targeted levels, which is currently the case, we are and will continue to take necessary actions to reduce our inventory to these targeted levels. These actions include to the extent possible:
•	limiting new arrangements to acquire land;

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of homes under construction;

•	re-negotiating terms or abandoning our rights under option contracts;

•	considering other asset dispositions including the possible sale of underperforming assets, communities, divisions and joint venture interests (see Recent Developments regarding the sale of our Dallas division);

•	reducing inventory target levels; and

•	other initiatives designed to monetize our assets.
     In addition, we are working with our suppliers to reduce materials and labor costs; and actively managing our general and administrative costs to increase efficiencies, reduce costs and streamline our operations. We believe these initiatives will strengthen our balance sheet and improve our liquidity by generating cash flow; however, many of these initiatives may result in charges to earnings. We set measurable goals, track these goals closely and incentivize those persons responsible for effectuating these initiatives.
Recent Developments
Transeastern JV Settlement
     On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern JV with the lenders to the joint venture, its land bankers and its joint venture partner. The Transeastern JV has become a wholly owned subsidiary of ours by merger into one of our subsidiaries and has become a guarantor on our credit facilities and note indentures. The global settlement was financed by the issuance of new debt and equity securities including a $200.0 million First Lien Term Loan Facility and a $300.0 million Second Lien Term Loan Facility. Our existing $800.0 million secured revolving loan facility has been amended and restated to (i) reduce the revolving commitments thereunder by $100.0 million and (ii) permit the incurrence of the Facilities (and make other conforming changes relating to the Facilities).
     Additionally, pursuant to the settlement agreements, we issued to the Senior Mezzanine Lenders the following securities: (i) $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015 and (ii) 8% Series A Convertible Preferred PIK Preferred Stock with an initial liquidation preference of $117.5 million. We issued to the Junior Mezzanine Lenders, warrants to purchase shares of our common stock having an estimated fair value of $16.25 million at issuance (based on the Black-Scholes option pricing model and certain agreed upon inputs).
     Refer to the section entitled “Off Balance Sheet Arrangements” for a detailed description of the settlement.
Sale of Dallas Operations
     On June 6, 2007, we sold substantially all of our Dallas division to Wall Homes Texas LLC for $56.5 million, of which $4.2 million was received subsequent to June 30, 2007. We realized a pre-tax loss on disposal of $13.6 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), results of our Dallas operations have been classified as discontinued operations, and prior periods have been restated to be consistent with the June 30, 2007 presentation.
SEC Inquiry
     We have been contacted by the Miami Regional Office of the SEC requesting the voluntary provision of documents and other information from us relating primarily to corporate and financial information and communications related to the Transeastern JV. The SEC has advised us that this inquiry should not be construed as an indication that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. We are cooperating with the inquiry.

Total Controlled Homesites by our Homebuilding Operations (Including Joint Ventures)
     We use option contracts in addition to land joint ventures in order to acquire land whenever feasible. Option contracts allow us to control large homesite positions with minimal capital investment and significantly reduce the risks associated with land ownership and development. At June 30, 2007, we controlled approximately 45,300 homesites. Of this amount, we owned approximately 19,900 homesites and had option contracts on approximately 25,400 homesites. In addition, our discontinued operations controlled approximately 700 homesites and our unconsolidated joint ventures controlled approximately 9,300 homesites. Based on current housing market conditions, inventory levels, and our asset management efforts, we have curtailed approving new arrangements for land acquisitions in most of our markets, except Texas.
     As part of our land acquisition strategy, we have used our capital to control, acquire and develop larger land parcels that could yield homesites exceeding the requirements of our homebuilding activities. These large land transactions are characterized by low costs per homesite where development will not begin for 3 to 5 years. These additional homesites are typically sold to other homebuilders. We have confined these activities to selected land-constrained markets where we believe land supplies will remain constrained and opportunities for land sale profits are likely to continue for a period of time. At June 30, 2007, of the 19,900 owned homesites, 6,300 homesites are part of this strategy. Of the 25,400 homesites controlled through option contracts, 4,700 homesites are also part of this strategy. At June 30, 2007, deposits controlling the continuing operations homesites under option approximated $14.4 million. We plan to reduce our positions in these large land transactions in the future in connection with our asset management activities.
     Controlled homesites represent homesites either owned or under option by our consolidated subsidiaries or by our unconsolidated joint ventures that build and market homes. As part of our controlled homesites, we do not include homesites included in land development joint ventures for which we do not intend to build homes as these homesites are not controlled for our homebuilding operations. These joint ventures will acquire and develop land to be sold to us for use in our homebuilding operations or sold to others. As of June 30, 2007 and December 31, 2006, these joint ventures owned 3,000 and 2,900 homesites, respectively. Of these amounts, we had options to acquire 300 and 500 homesites, respectively, which are included in our consolidated homesites under option. Any profits generated from the purchase of homesites from these joint ventures are deferred until the ultimate sale to an unrelated third party.
     In connection with our asset management efforts, during the three months ended June 30, 2007, we abandoned our rights under certain option contracts which resulted in a reduction of 1,300 optioned homesites. In addition, the sale of our Dallas division reduced the number of controlled homesites by approximately 3,400 homesites. When compared with the number of controlled homesites at December 31, 2006, the number of homesites controlled by our consolidated operations, including our discontinued operations, has decreased by 18,700, or 29%, as a result of our asset management initiatives including the sale of our Dallas division, other land sales and the abandonment of rights under certain option contracts. The number of homesites controlled by our combined operations, which include those of our unconsolidated joint ventures, decreased by 30,100 homesites or 35% from December 31, 2006, primarily due to the abandoning of rights under certain option contracts by our Transeastern JV. The table below summarizes our controlled homesite supply as of June 30, 2007 and December 31, 2006.

	June 30, 2007			December 31, 2006
			Total			Total
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Continuing operations	19,900	25,400	45,300	21,200	39,400	60,600
Discontinued operations	200	500	700	1,000	3,100	4,100

Total	20,100	25,900	46,000	22,200	42,500	64,700
Unconsolidated joint ventures	3,000	1,300	4,300	2,900	2,100	5,000
Transeastern joint venture	4,000	1,000	5,000	2,200	13,500	15,700

Combined total	27,100	28,200	55,300	27,300	58,100	85,400

Owned and Optioned Land Summary for our Consolidated Operations
     The following is a summary of our consolidated controlled homesites:

	June 30, 2007			December 31, 2006
			Total			Total
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Region:
Florida	5,600	8,600	14,200	6,900	11,000	17,900
Mid-Atlantic	1,000	1,400	2,400	800	2,700	3,500
Texas*	2,800	5,300	8,100	2,700	7,800	10,500
West	10,500	10,100	20,600	10,800	17,900	28,700

Continuing operations	19,900	25,400	45,300	21,200	39,400	60,600
Discontinued operations*	200	500	700	1,000	3,100	4,100

Consolidated total	20,100	25,900	46,000	22,200	42,500	64,700

*	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.
     The following is a summary breakdown of our owned homesites:

	Residences Completed or		Homesites Finished or		Raw Land Held for
	Under Construction		Under Construction		Future Development		Total
	6/30/07	12/31/06	6/30/07	12/31/06	6/30/07	12/31/06	6/30/07	12/31/06
Region:
Florida	1,500	1,700	3,600	3,500	500	1,700	5,600	6,900
Mid-Atlantic	400	300	600	500	—	—	1,000	800
Texas*	1,000	1,000	1,400	1,100	400	600	2,800	2,700
West	400	800	2,600	2,200	7,500	7,800	10,500	10,800

Continuing operations	3,300	3,800	8,200	7,300	8,400	10,100	19,900	21,200
Discontinued operations*	—	200	100	300	100	500	200	1,000

Consolidated total	3,300	4,000	8,300	7,600	8,500	10,600	20,100	22,200

*	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.
     Homebuilding Operations
     Compared to June 30, 2006, consolidated sales value in backlog at June 30, 2007 decreased 27% to $1.3 billion. Our unconsolidated joint ventures had an additional $0.1 billion in sales value in backlog at June 30, 2007. Our sales orders cancellation rate was approximately 33% for the three months ended June 30, 2007 as compared to 29% for the three months ended March 31, 2007 and 49% for the three months ended December 31, 2006. Cancellation rates continue to be affected by the challenging housing market which we discuss in further detail below.
     We build homes for inventory (speculative homes) and on a pre-sold basis. At June 30, 2007, we had 3,300 homes completed or under construction compared to 3,800 homes at December 31, 2006. Approximately 27% of these homes were unsold at June 30, 2007, a decrease from 30% at March 31, 2007. At June 30, 2007, we had 190 completed unsold homes in our inventory, down 41% from 322 homes at March 31, 2007. Approximately 43% of our completed, unsold homes at June 30, 2007 had been completed for more than 90 days. As part of our asset management strategy, we are focusing our efforts on diligently managing the number and geographic allocation of our speculative homes, addressing our inventory levels and timing our construction starts, together with other actions, to strengthen our balance sheet.
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
     For the six months ended June 30, 2007, approximately 3 to 5% of the homebuyers, including in our unconsolidated joint ventures, that utilized our mortgage subsidiary obtained sub-prime loans. We define a sub-prime loan as one where the buyer’s FICO score is below 620 and is not an FHA or VA loan. As of June 30, 2007, approximately 6 to 8% of our backlog that utilized our mortgage subsidiary included homebuyers seeking sub-prime financing. Recent initiatives to tighten the underwriting standards of the sub-prime market could make mortgage funds less available to these customers in our backlog, as well as decrease future demand from these buyers. Additionally, tightening of credit standards in the sub-prime market is having an impact on the Alt-A and prime loans and is expected to further negatively impact current homebuilding market conditions. To the extent that underwriting standards tighten up for this portion of our customer base and limit the availability of this type of mortgage financing, demand from this customer base could be reduced which would adversely impact our revenues.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109, (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before it is recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007, and recognized a $1.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance at January 1, 2007. In accordance with the transition requirements of FIN 48, results of prior periods have not been restated.

Results of Operations — Consolidated
     Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Total revenues from continuing operations decreased 10% to $576.7 million for the three months ended June 30, 2007, from $638.8 million for the three months ended June 30, 2006. This decrease is attributable to a decrease in Homebuilding revenues of 9%, and a decrease in Financial Services revenues of 37%.
     For the three months ended June 30, 2007, we had a loss from continuing operations before benefit for income taxes of $135.3 million as compared to income from continuing operations before provision for income taxes of $106.0 million for the three months ended June 30, 2006. This decrease is due primarily to (1) $84.8 million in inventory impairments and write-offs of land deposits and related abandonment costs, (2) goodwill impairments totaling $38.2 million, and (3) a $32.0 million increase in the estimated loss contingency related to the settlement of the Transeastern JV litigation.
     Our effective tax rate was 9.8% and 36.8% for the three months ended June 30, 2007 and 2006, respectively. The 2007 effective tax rate was impacted primarily due to the recording of a valuation allowance on our deferred tax asset.
     For the three months ended June 30, 2007, we had a net loss of $132.0 million (or a loss of $2.21 per diluted share) compared to net income of $67.6 million (or income of $1.10 per diluted share) for the three months ended June 30, 2006. For the three months ended June 30, 2007, we had a loss from continuing operations, net of taxes, of $122.1 million (or a loss of $2.04 per diluted share) compared to income from continuing operations, net of taxes, of $67.0 million (or income of $1.09 per diluted share) for the three months ended June 30, 2006.
     Homebuilding
     Homebuilding revenues decreased 9% to $565.7 million for the three months ended June 30, 2007, from $621.4 million for the three months ended June 30, 2006. This decrease is due to a decrease in revenue from home sales to $535.3 million for the three months ended June 30, 2007 from $605.3 million for the three months ended June 30, 2006, partially offset by an increase in revenue from land sales to $30.4 million for the three months ended June 30, 2007, from $16.1 million for the comparable period in 2006. The decrease in revenue from home sales, which is net of buyer incentives, was due to a 12% decrease in the number of deliveries to 1,656 from 1,878 for the three months ended June 30, 2006. The average price of homes delivered remained relatively stable, increasing to $323,000 for the three months ended June 30, 2007, from $322,000 for the three months ended June 30, 2006. We expect our home sales revenues to continue to decrease in 2007 as the number of home deliveries declines and the average price of homes delivered continues to be impacted by increased incentives as a result of decreased demand for new homes.
     Our homebuilding gross profit decreased 89% to $17.8 million for the three months ended June 30, 2007, from $159.2 million for the three months ended June 30, 2006. This decrease is primarily due to an increase in inventory impairments and abandonment costs of $83.0 million to $84.8 million for the three months ended June 30, 2007 in addition to the decrease in the number of deliveries. Excluding impairment charges, our gross profit margin on revenues from homes sales decreased to 18.2% for the three months ended June 30, 2007 from 25.5% for the three months ended June 30, 2006. The decrease was primarily due to higher incentives on homes delivered in response to challenging homebuilding market conditions. For the three months ended June 30, 2007, our incentives increased to $38,600 per home delivered from $17,600 per home delivered for the three months ended June 30, 2006. We expect gross margins, excluding impairment and related charges, to continue to decline in 2007 due to our expected continued use of higher incentives to drive our sales rates. Excluding impairment charges, gross profit on land sales decreased $1.1 million to $3.6 million for the three months ended June 30, 2007.
     SG&A expenses decreased to $85.0 million for the three months ended June 30, 2007, from $99.9 million for the three months ended June 30, 2006. The decrease in SG&A expenses is due primarily to a reduction in overhead and related expenses, including decreases in compensation, severance, and professional and consultant fees, as we continue to improve our operating efficiencies, reduce costs, and streamline our operations. The decrease in expenses has been partially offset by the following: (1) an increase of $1.3 million in direct selling and advertising expenses, which include commissions, closing costs, advertising and sales associate compensation, which increased in an effort to capture more sales; and (2) $4.5 million in professional fees related to the Transeastern JV.
     SG&A expenses as a percentage of revenues from home sales for the three months ended June 30, 2007 decreased to 15.9%, as compared to 16.5% for the three months ended June 30, 2006. The 60 basis point decrease in SG&A expenses as a percentage of home sales revenues is due to the factors discussed above. We expect our selling expenses as a percentage of our revenue from home sales to continue to increase in 2007 due to the competition for homebuyers. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses incurred by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses.
     For the three months ended June 30, 2007, we had a loss from unconsolidated joint ventures of $1.5 million compared to income from joint ventures of $37.9 million for the three months ended June 30, 2006. The decrease in our earnings from unconsolidated joint ventures is primarily due to reduced earnings in the joint ventures as our joint ventures are experiencing similar challenging market conditions as our consolidated operations. During the three months ended June 30, 2007 we did not recognize any impairments on our joint venture investments. For the three months ended June 30, 2007, our unconsolidated joint ventures delivered 694 homes as compared to 1,190 homes delivered during the comparable period in the prior year.
     Net Sales Orders and Homes in Backlog (Consolidated)
     For the three months ended June 30, 2007, net sales orders decreased by 8% as compared to the three months ended June 30, 2006. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates. We expect these factors to continue to negatively impact our net sales orders until the markets normalize.
     Our cancellation rate increased to 33% for the three months ended June 30, 2007 from 30% for the three months ended June 30, 2006. Our Florida and Texas regions experienced increases in cancellation rates while our Mid-Atlantic and West regions experienced decreases in cancellation rates for the three months ended June 30, 2007, when compared with the same period in 2006. Our Texas region had the largest increase in cancellation rate to 36% for the three months ended June 30, 2007 from 24% for the three months ended June 30, 2006. Our Florida region also experienced a large increase in cancellation rate to 34% for the three months ended June 30, 2007 from 27% for the three months ended June 30, 2006. The cancellation rate for our Mid-Atlantic region was 17% for the three months ended June 30, 2007, which represents a 3% decrease over the comparative period in the prior year. The cancellation rate for our West region was 34% for the three months ended June 30, 2007, which represents an 18% decrease over the comparative period in the prior year.
     We had 3,806 homes in backlog as of June 30, 2007, as compared to 5,068 homes in backlog as of June 30, 2006. The 25% decrease in backlog is primarily due to a decline in sales orders and an increase in cancellation rates as a result of decreased demand. The sales value of backlog decreased 27% to $1.3 billion at June 30, 2007, from $1.8 billion at June 30, 2006, due to the decrease in the number of homes in backlog in addition to a decrease in the average selling price of homes in backlog to $339,000 from $349,000 from period to period. The decrease in the average selling price of homes in backlog was primarily due to increased incentives and a change in product mix. We expect the average selling price of homes in backlog to decrease in the future as cancellations remain higher than historical levels and higher incentives are offered to move home inventory.
     Net Sales Orders and Homes in Backlog (Unconsolidated Joint Ventures)
     For the three months ended June 30, 2007, net sales orders increased by 18% as compared to the three months ended June 30, 2006. The increase in net sales orders was experienced at the Transeastern JV which had an increase of 86% due to high cancellation rates experienced during the second quarter of last year. Sales orders at our other joint ventures declined 13% due to challenging market conditions, decreased demand and higher cancellation rates in the current year. We expect these factors to continue to negatively impact our combined net sales orders until the markets strengthen. The decrease in net sales orders at our joint ventures other than the Transeastern JV was also due to a decline in the number of active communities. We intend to limit the use of joint ventures that build and sell homes.
     We had 502 homes in backlog as of June 30, 2007, as compared to 3,426 homes in backlog as of June 30, 2006. The 85% decrease in backlog primarily is due to a decline in net sales orders due to the factors described above.
     Joint venture revenues are not included in our consolidated financial statements. At June 30, 2007, the sales value of our joint ventures’ homes in backlog was $126.7 million compared to $1,090.3 million at June 30, 2006. This decrease is due primarily to the decrease in the number of homes in backlog. In addition, the average selling price of homes in backlog decreased to $252,000 from $318,000 from period to period.
     Financial Services
     Financial Services revenues decreased to $11.0 million for the three months ended June 30, 2007, from $17.4 million for the three months ended June 30, 2006. This 37% decrease is due primarily to a decrease in the number of closings at our title and mortgage operations. For the three months ended June 30, 2007, our mix of mortgage originations was 6% adjustable rate mortgages (of which approximately 89% were interest only) and 94% fixed rate mortgages, which is a shift from 19% adjustable rate mortgages (of which approximately 89% were interest only) and 81% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the three months ended June 30, 2007 was 732, and the average loan to value ratio on first mortgages was 79%. For the three months ended June 30, 2007, approximately 9% of our homebuyers paid in cash while approximately 10% of our homebuyers paid in cash during the three months ended June 30, 2006. Our combined mortgage operations capture ratio for non-cash homebuyers increased to 69% (excluding the Transeastern JV) for the three months ended June 30, 2007 from 67% for the three months ended June 30, 2006. The number of closings at our mortgage operations decreased to 1,306 for the three months ended June 30, 2007, from 1,605 for the three months ended June 30, 2006. Our combined title operations capture ratio was 97% for the three months ended June 30, 2007, which is consistent with the comparative prior period. The number of closings at our title operations decreased to 4,156 for the three months ended June 30, 2007, from 6,621 for the same period in 2006. Non-affiliated customers accounted for approximately 44% of our title company revenues for the three months ended June 30, 2007.
     Financial Services expenses decreased to $8.7 million for the three months ended June 30, 2007, from $11.0 million for the three months ended June 30, 2006. This 21% decrease is a result of reduced staff levels in response to a more challenging housing market.
     Discontinued Operations
     On June 6, 2007, we sold substantially all of our Dallas division to Wall Homes Texas LLC for $56.5 million, of which $4.2 million was received subsequent to June 30, 2007. We realized a pre-tax loss on disposal of $13.6 million.
     In accordance with SFAS 144, results of our Dallas division have been classified as discontinued operations, and prior periods have been restated to be consistent with the June 30, 2007, presentation. Discontinued operations include Dallas division revenues of $16.1 million and $38.2 million for the three months ended June 30, 2007 and 2006, respectively. The Dallas division had a net loss of $9.9 million for the three months ended June 30, 2007 (including an $8.6 million after-tax loss on disposal) as compared to net income of $0.6 million for the three months ended June 30, 2006.
     Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Total revenues from continuing operations decreased 7% to $1,149.4 million for the six months ended June 30, 2007, from $1,237.4 million for the six months ended June 30, 2006. This decrease is attributable to a decrease in Homebuilding revenues of 7%, and a decrease in Financial Services revenues of 30%.
     For the six months ended June 30, 2007, we had a loss from continuing operations before benefit for income taxes of $226.0 million as compared to income from continuing operations before provision for income taxes of $192.7 million for the six months ended June 30, 2006. This decrease is due primarily to (1) a $110.9 million increase in the estimated loss contingency related to the settlement of the Transeastern JV litigation, (2) $123.9 million in inventory impairments and write-offs of land deposits and related abandonment costs, and (3) goodwill impairments totaling $38.2 million.
     Our effective tax rate was 18.4% and 36.9% for the six months ended June 30, 2007 and 2006, respectively. The 2007 effective tax rate was impacted primarily due to the recording of a valuation allowance on our deferred tax asset.
     For the six months ended June 30, 2007, we had a net loss of $198.0 million (or a loss of $3.32 per diluted share) compared to net income of $122.6 million (or income of $1.99 per diluted share) for the six months ended June 30, 2006. For the six months ended June 30, 2007, we had a loss from continuing operations, net of taxes, of $184.3 million (or a loss of $3.09 per diluted share) compared to income from continuing operations, net of taxes, of $121.6 million (or income of $1.97 per diluted share) for the six months ended June 30, 2006.
     Homebuilding
     Homebuilding revenues decreased 7% to $1,126.4 million for the six months ended June 30, 2007, from $1,204.8 million for the six months ended June 30, 2006. This decrease is primarily due to a decrease in revenues from home sales to $1,092.7 million for the six months ended June 30, 2007 from $1,161.8 million for the six months ended June 30, 2006, together with a decrease in revenue from land sales to $33.7 million for the six months ended June 30, 2007, from $43.0 million for the comparable period in 2006. The decline in revenue from land sales was due to the more challenging housing market causing a decline in demand for land by homebuilders. The decrease in revenue from home sales, which is net of buyer incentives, was due to a 7% decrease in the number of deliveries to 3,374 from 3,611 for the six months ended June 30, 2006. The average price of homes delivered remained relatively stable, increasing to $324,000 from $322,000 for the six months ended June 30, 2006. The increase in the average price of homes delivered is primarily a result of changes in geographic and product mix. We expect our home sales revenues to decrease in 2007 as the number of home deliveries declines and the average price of homes delivered continues to be impacted by increased incentives as a result of decreased demand for new homes.
     Our homebuilding gross profit decreased 68% to $97.7 million for the six months ended June 30, 2007, from $305.0 million for the six months ended June 30, 2006. This decrease is primarily due to an increase in inventory impairments and abandonment costs of $116.3 million to $123.9 million for the six months ended June 30, 2007, in addition to the decrease in revenue from home sales. Excluding impairment charges, our gross profit margin on revenues from homes sales decreased to 19.5% for the six months ended June 30, 2007 from 26.0% for the six months ended June 30, 2006. The decrease was primarily due to higher incentives on homes delivered in response to challenging homebuilding market conditions. For the six months ended June 30, 2007, our incentives increased to $38,300 per home delivered as compared to $15,100 per home delivered for the six months ended June 30, 2006. We expect gross margins, excluding impairment and related charges, to continue to decline in 2007 due to higher incentives being offered to improve sales velocity. Excluding impairment charges, gross profit on land sales decreased $0.5 million to $4.6 million for the six months ended June 30, 2007.
     SG&A expenses decreased to $176.4 million for the six months ended June 30, 2007, from $193.3 million for the six months ended June 30, 2006. The decrease in SG&A expenses is due primarily to a reduction in overhead and related expenses, including decreases in compensation, severance, and professional and consultant fees in addition to a decrease of $4.6 million in stock-based compensation expense, as we continue to improve our operating efficiencies, reduce costs, and streamline our operations. The decrease in expenses has been partially offset by the following: (1) an increase of $11.0 million in direct selling and advertising expenses, which include commissions, closing costs, advertising and sales associate compensation, increased in efforts to spur additional sales; and (2) $11.9 million in professional fees related to the Transeastern JV.
     SG&A expenses as a percentage of revenues from home sales for the six months ended June 30, 2007 decreased to 16.1%, as compared to 16.6% for the six months ended June 30, 2006. The 50 basis point decrease in SG&A expenses as a percentage of home sales revenues is due to the factors discussed above. We expect our selling expenses as a percentage of our revenue from home sales to continue to increase in 2007 due to the competition for homebuyers. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses incurred by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses.
     For the six months ended June 30, 2007, we had a loss from unconsolidated joint ventures of $5.1 million compared to income from unconsolidated joint ventures of $65.7 million for the six months ended June 30, 2006. The decrease in our earnings from unconsolidated joint ventures is primarily due to reduced earnings in the joint ventures as our joint ventures are experiencing similar challenging market conditions as our consolidated operations. Additionally, during the six months ended June 30, 2007 we recognized impairments of $5.5 million on certain joint venture investments. For the six months ended June 30, 2007, our unconsolidated joint ventures delivered 1,295 homes as compared to 2,085 homes delivered during the comparable period in the prior year.
     Net Sales Orders (Consolidated)
     For the six months ended June 30, 2007, net sales orders decreased by 11% as compared to the six months ended June 30, 2006. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates. We expect these factors to continue to negatively impact our net sales orders until the markets normalize.
     Our cancellation rate increased to 30% for the six months ended June 30, 2007 from 25% for the six months ended June 30, 2006. Except for our Mid-Atlantic region, all of our regions experienced increases in cancellation rates for the six months ended June 30, 2007, when compared with the same period in 2006. Our Florida region had the largest increase in cancellation rate to 32% for the six months ended June 30, 2007 from 22% for the six months ended June 30, 2006. Our Texas region also experienced a large increase in cancellation rate to 32% for the six months ended June 30, 2007 from 24% for the six months ended June 30, 2006. The cancellation rate for our West region was 35% for the six months ended June 30, 2007, which represents a 2% increase over the comparative period in the prior year. The cancellation rate for our Mid-Atlantic region was 17% for the six months ended June 30, 2007, which represents a 3% decrease over the comparative period in the prior year.
     Net Sales Orders (Unconsolidated Joint Ventures)
     For the six months ended June 30, 2007, net sales orders decreased by 38% as compared to the six months ended June 30, 2006. The decrease in net sales orders is due to challenging market conditions, decreased demand and higher cancellation rates. We expect these factors to continue to negatively impact our net sales orders until the markets strengthen. The decrease in net sales orders is also due to a decline in the number of active communities in our joint ventures. We intend to limit the use of joint ventures that build and sell homes.
     Financial Services
     Financial Services revenues decreased to $23.0 million for the six months ended June 30, 2007, from $32.6 million for the six months ended June 30, 2006. This 30% decrease is due primarily to a decrease in the number of closings at our title and mortgage operations. For the six months ended June 30, 2007, our mix of mortgage originations was 9% adjustable rate mortgages (of which approximately 94% were interest only) and 91% fixed rate mortgages, which is a shift from 20% adjustable rate mortgages (of which approximately 89% were interest only) and 80% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the six months ended June 30, 2007 was 731, and the average loan to value ratio on first mortgages was 78%. For both the six months ended June 30, 2007 and 2006, approximately 11% of our homebuyers paid in cash. Our combined mortgage operations capture ratio for non-cash homebuyers increased to 68% (excluding the Transeastern JV) for the six months ended June 30, 2007 from 67% for the six months ended June 30, 2006. The number of closings at our mortgage operations decreased to 2,579 for the six months ended June 30, 2007, from 3,043 for the six months ended June 30, 2006. Our combined title operations capture ratio was 97% for the six months ended June 30, 2007, which is consistent with the comparative prior period. The number of closings at our title operations decreased to 8,379 for the six months ended June 30, 2007, from 12,337 for the same period in 2006. Non-affiliated customers accounted for approximately 52% of our title company revenues for the six months ended June 30, 2007.
     Financial Services expenses decreased to $18.0 million for the six months ended June 30, 2007, from $21.7 million for the six months ended June 30, 2006. This 17% decrease is a result of reduced staff levels in response to a more challenging housing market.
     Discontinued Operations
     On June 6, 2007, we sold substantially all of our Dallas division to Wall Homes Texas LLC for $56.5 million, of which $4.2 million was received subsequent to June 30, 2007. We realized a pre-tax loss on disposal of $13.6 million.
     During the three months ended March 31, 2007, we determined that the pending sale of our Dallas division at a price below the carrying value was an indicator of impairment. We performed an interim goodwill impairment test as of March 31, 2007 and , at that time, determined that the goodwill recorded in our Dallas division was impaired; accordingly, we wrote off $3.1 million of goodwill which is included in loss from discontinued operations for the six months ended June 30, 2007.
     In accordance with SFAS 144, results of our Dallas division have been classified as discontinued operations, and prior periods have been restated to be consistent with the June 30, 2007, presentation. Discontinued operations include Dallas division revenues of $43.6 million and $69.1 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, the Dallas division had a net loss of $13.7 million (including an $8.6 million after-tax loss on disposal) as compared to net income of $1.0 million for the six months ended June 30, 2006.

Reportable Segments
     Our operating segments are aggregated into reportable segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, based primarily upon similar economic characteristics, product type, geographic area and information used by the chief operating decision maker to allocate resources and assess performance. Our reportable segments consist of our four major Homebuilding geographic regions (Florida, Mid-Atlantic, Texas and the West) and our Financial Services operations.
Homebuilding Operations
     We have historically aggregated our Homebuilding operations into a single reportable segment, but we have restated our segment disclosures to present four homebuilding reportable segments for the three and six months ended June 30, 2007 and 2006 as follows:

Florida: Jacksonville, Central Florida, Southeast Florida, Southwest Florida, Tampa/St. Petersburg
Mid-Atlantic: Baltimore/Southern Pennsylvania, Delaware, Nashville, Northern Virginia
Texas: Austin, Houston, San Antonio
West: Colorado, Las Vegas, Phoenix
Selected Homebuilding Operations and Financial Data
     The following tables set forth selected operational and financial data for our Homebuilding operations for the periods indicated (dollars in millions, except average price in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Homebuilding revenues:
Florida:
Sales of homes	$192.8	$278.9	$449.1	$544.9
Sales of land	25.4	9.9	26.4	9.9

Total Florida	218.2	288.8	475.5	554.8
Mid-Atlantic:
Sales of homes	62.4	64.7	114.6	134.7
Sales of land	0.1	—	0.1	6.5

Total Mid-Atlantic	62.5	64.7	114.7	141.2
Texas:
Sales of homes*	167.0	150.4	313.9	278.7
Sales of land*	3.8	1.9	6.1	3.1

Total Texas*	170.8	152.3	320.0	281.8
West:
Sales of homes	113.1	111.3	215.1	203.5
Sales of land	1.1	4.3	1.1	23.5

Total West	114.2	115.6	216.2	227.0

Total homebuilding revenues	$565.7	$621.4	$1,126.4	$1,204.8

*	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Results of Operations:
Homebuilding:
Florida	$(14.7)	$59.1	$9.1	$110.5
Mid-Atlantic	(42.1)	7.6	(45.7)	12.2
Texas*	14.4	15.3	28.7	28.1
West	(47.2)	44.2	(76.8)	76.3

Total Homebuilding	(89.6)	126.2	(84.7)	227.1
Financial Services	2.3	6.4	5.0	10.9
Corporate and unallocated	(48.0)	(26.6)	(146.3)	(45.3)

Total income (loss) before income taxes	$(135.3)	$106.0	$(226.0)	$192.7

*	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Impairment charges on active communities:
Florida	$23.6	$0.2	$28.7	$0.7
Mid-Atlantic	4.5	—	6.6	3.1
Texas	0.5	—	0.6	—
West	12.8	—	13.5	1.7

	$41.4	$0.2	$49.4	$5.5

Write-offs of deposits and abandonment costs:
Florida	$12.1	$1.0	$12.8	$1.1
Mid-Atlantic	13.5	0.3	13.9	0.5
Texas	0.2	0.1	0.3	0.1
West	17.6	0.2	47.5	0.4

	$43.4	$1.6	$74.5	$2.1

Inventory impairments and abandonment costs	$84.8	$1.8	$123.9	$7.6

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
Deliveries:	Homes	$	Homes	$	Homes	$	Homes	$
Consolidated:
Florida	509	$192.8	753	$278.9	1,229	$449.1	1,499	$544.9
Mid-Atlantic	168	62.4	171	64.7	320	114.6	333	134.7
Texas*	649	167.0	612	150.4	1,221	313.9	1,116	278.7
West	330	113.1	342	111.3	604	215.1	663	203.5

Continuing operations	1,656	535.3	1,878	605.3	3,374	1,092.7	3,611	1,161.8
Discontinued operations*	69	16.1	156	36.3	182	43.6	297	66.1

Consolidated total	1,725	551.4	2,034	641.6	3,556	1,136.3	3,908	1,227.9
Unconsolidated joint ventures:
Florida (excluding Transeastern)	37	10.4	—	—	40	11.3	—	—
Transeastern	328	73.3	689	204.9	607	146.3	1,061	321.1
Mid-Atlantic	9	2.5	28	8.3	10	2.8	88	25.8
West	320	93.3	473	175.2	638	194.5	936	343.7

Total unconsolidated joint ventures	694	179.5	1,190	388.4	1,295	354.9	2,085	690.6

Combined total	2,419	$730.9	3,224	$1,030.0	4,851	$1,491.2	5,993	$1,918.5

*	The Texas Region excludes the Dallas division, which is now classified as a discontinued operation.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
Net Sales Orders(1):	Homes	$	Homes	$	Homes	$	Homes	$
Consolidated:
Florida	439	$138.0	624	$237.1	1,037	$355.3	1,250	$491.9
Mid-Atlantic	207	71.0	175	70.2	428	152.6	334	137.4
Texas*	624	153.4	694	175.8	1,282	318.1	1,335	339.3
West	303	79.1	222	78.8	556	159.9	776	270.7

Continuing operations	1,573	441.5	1,715	561.9	3,303	985.9	3,695	1,239.3
Discontinued operations*	(1)	—	131	32.9	70	19.4	308	72.6

Consolidated total	1,572	441.5	1,846	594.8	3,373	1,005.3	4,003	1,311.9
Unconsolidated joint ventures:
Florida (excluding Transeastern)	8	0.8	1	0.8	12	1.7	12	4.8
Transeastern	158	25.1	85	45.6	194	17.8	108	63.6
Mid-Atlantic	10	2.1	15	3.2	13	2.8	58	14.8
West	144	31.4	170	44.0	387	95.4	584	185.3

Total unconsolidated joint ventures	320	59.4	271	93.6	606	117.7	762	268.5

Combined total	1,892	$500.9	2,117	$688.4	3,979	$1,123.0	4,765	$1,580.4

(1)	Net of cancellations.

*	The Texas Region excludes the Dallas division, which is now classified as a discontinued operation.

	June 30, 2007			June 30, 2006
Sales Backlog:	Homes	$	Average Price	Homes	$	Average Price
Consolidated:
Florida	2,036	$758.0	$372	2,688	$983.7	$366
Mid-Atlantic	314	118.5	$377	247	97.3	$394
Texas*	1,035	277.8	$268	1,169	314.9	$269
West	421	136.5	$324	964	371.0	$385

Continuing operations	3,806	1,290.8	$339	5,068	1,766.9	$349
Discontinued operations*	21	5.8	$278	299	71.7	$240

Consolidated total	3,827	1,296.6	$339	5,367	1,838.6	$343
Unconsolidated joint ventures:
Florida (excluding Transeastern)	18	4.6	$254	48	14.1	$294
Transeastern	284	65.8	$232	2,125	628.8	$296
Mid-Atlantic	6	1.3	$215	62	20.3	$328
West	194	55.0	$284	1,191	427.1	$359

Total unconsolidated joint ventures	502	126.7	$252	3,426	1,090.3	$318

Combined total	4,329	$1,423.3	$329	8,793	$2,928.9	$333

*	The Texas Region excludes the Dallas division, which is now classified as a discontinued operation.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Average Price:	Deliveries	Sales Orders	Deliveries	Sales Orders	Deliveries	Sales Orders	Deliveries	Sales Orders
Consolidated:
Florida	$379	$314	$370	$380	$365	$343	$364	$394
Mid-Atlantic	$371	$343	$378	$401	$358	$357	$405	$411
Texas*	$257	$246	$246	$253	$257	$248	$250	$254
West	$343	$261	$325	$355	$356	$288	$307	$349
Continuing operations	$323	$281	$322	$328	$324	$298	$322	$335
Discontinued operations	$233	$(46)	$232	$251	$240	$277	$222	$236
Consolidated total	$320	$281	$315	$322	$320	$298	$314	$328
Unconsolidated joint ventures:
Florida (excluding Transeastern)	$282	$99	—	$772	$282	$142	—	$395
Transeastern	$223	$159	$297	$536	$241	$92	$303	$589
Mid-Atlantic	$282	$207	$297	$218	$282	$216	$293	$255
West	$292	$219	$370	$259	$305	$246	$367	$317
Total unconsolidated joint ventures	$259	$186	$326	$345	$274	$194	$331	$352
Combined total	$302	$265	$319	$325	$307	$282	$320	$332

*	The Texas Region excludes the Dallas division, which is now classified as a discontinued operation.
     Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
     Florida: Homebuilding revenues decreased 24% for the three months ended June 30, 2007 to $218.2 million from $288.8 million for the three months ended June 30, 2006. The decrease in revenues was due to a 32% decrease in the number of home deliveries to 509 homes delivered for the three months ended June 30, 2007, compared to 753 homes delivered for the three months ended June 30,

2006. Gross margin on home sales, excluding impairments, was 21.8% for the three months ended June 30, 2007, compared to 28.4% for the three months ended June 30, 2006. The decrease in gross margin was due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 194% to $53,800 per home for the three months ended June 30, 2007, from $18,300 for the comparable period last year.
     During the three months ended June 30, 2007, we generated a loss of $9.1 million on our revenues from land sales, which included land impairments and abandonment charges of $12.1 million, as compared to gross profit on land sales of $1.8 million during the three months ended June 30, 2006.
     Mid-Atlantic: Homebuilding revenues decreased 3% to $62.5 million for the three months ended June 30, 2007 from $64.7 million for the three months ended June 30, 2006. The decrease in revenues was primarily due to a 2% decrease in the average selling price to $371,000 from $378,000 and a decrease of 2% in home deliveries to 168 homes delivered for the three months ended June 30, 2007, compared to 171 homes delivered for the three months ended June 30, 2006. Gross margin on home sales, excluding impairments, was 13.9% for the three months ended June 30, 2007, compared to 22.8% for the three months ended June 30, 2006. Gross margin on home sales decreased for the three months ended June 30, 2007 primarily due to a 14% increase in the average sales incentives offered to homebuyers to $27,400 per home delivered for the three months ended June 30, 2007, from $23,900 per home delivered for the three months ended June 30, 2006.
     For the three months ended June 30, 2007, we generated a loss of $13.7 million on our revenues from land sales, which included land impairments and abandonment charges of $13.5 million, as compared to a loss on land sales of $0.2 million during the three months ended June 30, 2006.
     Texas: Homebuilding revenues increased 12% for the three months ended June 30, 2007 to $170.8 million from $152.3 million for the three months ended June 30, 2006. The increase in revenues was primarily due to a 6% increase in the number of home deliveries to 649 homes delivered for the three months ended June 30, 2007, compared to 612 homes delivered for the three months ended June 30, 2006. Additionally, we experienced an increase in average sales price on homes delivered to $257,000 during the three months ended June 30, 2007, as compared to $246,000 during the comparable period in the prior year. Gross margin on home sales was 21.1% for the three months ended June 30, 2007, compared to 22.0% for three months ended June 30, 2006. Incentives per home delivered increased 48% to $17,600 from $11,900 for the three months ended June 30, 2006.
     For the three months ended June 30, 2007, we generated a loss of $0.2 million on our revenues from land sales as compared to break-even profit on land sales during the three months ended June 30, 2006.
     West: Homebuilding revenues decreased 1% for the three months ended June 30, 2007 to $114.2 million from $115.6 million for the three months ended June 30, 2006. The decrease was due to a decline of 73% in revenue from land sales when compared with the same period last year, while revenue from home sales increased 2%. The increase in revenue from home sales was primarily due to an increase of 5% in the average selling price to $343,000 from $325,000 partially offset by a 4% decrease in the number of home deliveries to 330 homes delivered for three months ended June 30, 2007, compared to 342 homes delivered for the three months ended June 30, 2006. The increase in the average sales price in our West region was primarily due to a change in product mix. For the three months ended June 30, 2007, gross margin on home sales, excluding impairments, was 10.1% compared to 26.2% for the three months ended June 30, 2006. The decrease in gross margin was due primarily to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 171% to $62,100 per home for the three months ended June 30, 2007, from $23,000 for the comparable period last year.
     For the three months ended June 30, 2007, we generated a loss of $15.1 million on our revenues from land sales, which included land impairments and abandonment charges of $17.6 million, as compared to gross profit on land sales of $3.5 million during three months ended June 30, 2006.
     Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006
     Florida: Homebuilding revenues decreased 14% for the six months ended June 30, 2007 to $475.5 million from $554.8 million for the six months ended June 30, 2006. The decrease in revenues was due to an 18% decrease in the number of home deliveries to 1,229 homes delivered for the six months ended June 30, 2007, compared to 1,499 homes delivered for the six months ended June 30, 2006. Gross margin on home sales, excluding impairments, was 22.4% for the six months ended June 30, 2007, compared to 28.9% for the six months ended June 30, 2006. The decrease in gross margin was due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 313% to $52,900 per home for the six months ended June 30, 2007, from $12,800 for the comparable period last year.

     During the six months ended June 30, 2007, we generated a loss of $9.4 million on our revenues from land sales, which included land impairments and abandonment charges of $12.8 million, as compared to gross profit on land sales of $2.5 million during the six months ended June 30, 2006.
     Mid-Atlantic: Homebuilding revenues decreased 19% to $114.7 million for the six months ended June 30, 2007 from $141.2 million for the six months ended June 30, 2006. The decrease in revenues was primarily due to an 11% decrease in the average selling price to $358,000 from $405,000 and a decrease of 4% in home deliveries to 320 homes delivered for the six months ended June 30, 2007, compared to 333 homes delivered for the six months ended June 30, 2006. Gross margin on home sales, excluding impairments, was 14.4% for the six months ended June 30, 2007, compared to 21.9% for the six months ended June 30, 2006. Gross margin on home sales decreased for the six months ended June 30, 2007 primarily due to a 22% increase in the average sales incentives offered to homebuyers to $27,000 per home delivered for the six months ended June 30, 2007, from $22,200 per home delivered for the six months ended June 30, 2006.
     For the six months ended June 30, 2007, we generated a loss of $14.1 million on our revenues from land sales, which included land impairments and abandonment charges of $13.9 million, as compared to gross profit on land sales of $1.2 million during the six months ended June 30, 2006.
     Texas: Homebuilding revenues increased 14% for the six months ended June 30, 2007 to $320.0 million from $281.8 million for the six months ended June 30, 2006. The increase in revenues was primarily due to a 9% increase in the number of home deliveries to 1,221 homes delivered for the six months ended June 30, 2007, compared to 1,116 homes delivered for the six months ended June 30, 2006. Additionally, we experienced an increase in average sales price on homes delivered to $257,000 during the six months ended June 30, 2007, as compared to $250,000 during the comparable period in the prior year. Gross margin on home sales, excluding impairments, was 21.5% for the six months ended June 30, 2007, compared to 22.0% for six months ended June 30, 2006. Incentives per home delivered increased 22.0% to $16,600 from $13,600 for the six months ended June 30, 2006.
     For the six months ended June 30, 2007, we generated a gross profit of $0.4 million on our revenues from land sales, consistent with the six months ended June 30, 2006.
     West: Homebuilding revenues decreased 5% for the six months ended June 30, 2007 to $216.2 million from $227.0 million for the six months ended June 30, 2006. The decrease was due to a 95% decline in revenue from land sales when compared with the same period in the prior year, while revenue from home sales increased 6%. The increase in revenue from home sales was primarily due to a 16% increase in the average selling price to $356,000 from $307,000. The increase in the average sales price in our West region was primarily due to a change in product mix. The increase in revenues was partially offset by the decrease in homes delivered to 604 homes delivered for six months ended June 30, 2007, compared to 663 homes delivered for the six months ended June 30, 2006. Gross margin on home sales, excluding impairments, was 12.5% for the six months ended June 30, 2007, compared to 27.5% for the six months ended June 30, 2006. The decrease in gross margin was due primarily to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 206% to $58,700 per home for the six months ended June 30, 2007, from $19,200 for the comparable period last year.
     For the six months ended June 30, 2007, we generated a loss of $42.6 million on our revenues from land sales, which included land impairments and abandonment charges of $47.5 million, as compared to gross profit on land sales of $4.5 million during six months ended June 30, 2006.
     Financial Services Operations
     The following table presents selected financial data related to our Financial Services reportable segment for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$11.0	$17.4	$23.0	$32.6
Expenses	8.7	11.0	18.0	21.7

Financial services pretax income	$2.3	$6.4	$5.0	$10.9

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
     At June 30, 2007, we had unrestricted cash and cash equivalents of $27.9 million as compared to $54.2 million at December 31, 2006.
     Our income before non-cash charges generally is our most significant source of operating cash flow. In recent years, because of our rapid growth, our operations have generally used more cash than they have generated. However, in response to a more challenging housing market, during the third quarter of 2006, we began to take action to improve our balance sheet and liquidity. We are managing our assets to strengthen our balance sheet, and in doing so, management has established inventory targets based on current market conditions, existing inventory levels and our historical and projected results. If our inventory exceeds these targeted levels, which is currently the case, we are and will continue to take necessary actions to bring inventory within these targeted levels at each of our divisions. These actions include, to the extent possible: limiting new arrangements to acquire land; engaging in bulk sales of land and unsold homes; reducing the number of homes under construction; re-negotiating terms or abandoning our rights under option contracts; considering other asset dispositions including the possible sale of underperforming assets, communities, divisions, and joint venture interests; further reducing inventory target levels; and other initiatives designed to monetize our assets including our deferred tax asset. During the three months ended June 30, 2007, we have abandoned our rights under certain option agreements which have resulted in a 1,300 unit decline in our controlled homesites. As challenging market conditions continue, we expect to continue to reduce inventory as we attempt to align our inventory levels to housing demand. This decline, however, will be impacted by the Transeastern JV settlement and the acquisition of the joint venture’s assets on July 31, 2007. We believe these asset management actions will strengthen our balance sheet and improve our liquidity; however, many of these actions may result in charges to earnings.
     For the six months ended June 30, 2007, cash used in operating activities was $83.2 million, as compared to $165.0 million during the six months ended June 30, 2006. The improvement in the use of cash by our operating activities is primarily a result of a reduction in the growth of our inventory during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, partially offset by a decline in our net income during the 2007 period as compared to the 2006 period. On June 6, 2007, we sold substantially all of our Dallas division for approximately $52.3 million in net cash proceeds with an additional $4.2 million of cash proceeds received subsequent to June 30, 2007, which helped to offset a large portion of the cash used by our operating activities during the quarter just ended.
     Cash used in investing activities was $18.9 million during the six months ended June 30, 2007, as compared to $0.4 million during the six months ended June 30, 2006. The increase in cash used in investing activities is primarily due to an increase in investments in unconsolidated joint ventures to $21.1 million and reductions in the receipt of capital distributions from the unconsolidated joint ventures to $9.7 million during the six months ended June 30, 2007 from $25.2 million for the prior year period. This increase was partially offset by a decrease in net additions to property and equipment to $7.5 million for the six months ended June 30, 2007, compared to $9.9 million for the prior year period.
Realization of Deferred Tax Asset
     As of June 30, 2007, we have gross deferred tax assets of $264.5 million, resulting primarily from deductible temporary differences. At June 30, 2007, we have provided for a valuation allowance on our deferred tax assets of $76.0 million as compared to $42.1 million at December 31, 2006. The valuation allowance has been established and maintained for deferred tax assets on a “more likely than not” threshold. We have considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (i) future reversals of existing taxable temporary differences; (ii) taxable income in prior carryback years; (iii) tax planning strategies; and (iv) future taxable income exclusive of reversing temporary differences and carryforwards.
     As a result of generating taxable income during 2005 and 2006, we have the ability to carryback $635.0 million in taxable losses to prior years and have recognized the portion of our deferred tax assets which we anticipate realizing through the carrybacks. Due to our cumulative losses in recent years, we have not relied upon future taxable income exclusive of reversing temporary differences and carryforwards for the realization of any of our deferred tax assets. Reliance on future taxable income as a source is difficult when there is negative evidence such as in our situation where we have cumulative losses. Cumulative losses weigh heavily in our overall assessment. We determine cumulative losses on a rolling twelve-quarter basis. Income forecasts were considered in conjunction with other positive and negative evidence, including our current financial performance, the financial impact of the Transeastern JV settlement, our market environment and other factors. As a result, the conclusion was made that there was not sufficient positive evidence to enable us to conclude that it was more likely than not that the remaining deferred tax assets, after reduction through carrybacks, would be realized. Therefore, we have provided a valuation allowance on our net deferred tax assets. This assessment will continue to be undertaken in the future. Our results of operations may be impacted in the future by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. Our results of operations might be favorably impacted in the future by reversals of valuation allowances if we are able to demonstrate sufficient positive evidence that our deferred tax assets will be realized. In addition, there could be restrictions on the amount of the carryforwards that can be utilized if certain changes in our ownership should occur. In light of the above, we believe that it is more likely than not that we will realize our net deferred tax asset of $188.5 million. We are working with our tax advisors to accelerate the utilization of the benefits associated with our deferred tax assets; however, there can be no assurances as to the timing and amount of the realization of such benefits.

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
Financing Activities
     Our consolidated borrowings at June 30, 2007 were $1.1 billion, consistent with the balance at December 31, 2006. At June 30, 2007, our Homebuilding borrowings of $1.1 billion included $250.0 million of 8 1/4 % senior notes due 2011, $300.0 million of 9% senior notes due 2010, $185.0 million of 10 3/8% senior subordinated notes due 2012, $125.0 million of 7 1/2% senior subordinated notes due 2011, $200.0 million of 7 1/2% senior subordinated notes due 2015, and $50.0 million of revolving loan facility borrowings which bear interest at the reserve-adjusted Eurodollar base rate plus 1.90%. Our weighted average debt to maturity is 4.4 years, while our average inventory turnover is 1.1 times per year.
     On July 31, 2007, as part of the global settlement related to the Transeastern JV, we entered into (i) a new $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (ii) a new $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”) with Citicorp North America, Inc. as Administrative Agent, Sole Lead Arranger and Book Running Manager. The loans were issued at an original-issue discount of 99 percent. The First Lien Term Loan Facility expires on July 31, 2012 and the Second Lien Term Loan Facility expires on July 31, 2013.
     On July 31, 2007, our existing $800.0 million secured revolving loan facility (the “Existing Revolving Loan Facility”) was amended and restated to (i) reduce the revolving commitments thereunder by $100.0 million and (ii) permit the incurrence of the Facilities (and make other conforming changes relating to the Facilities) (the “New Revolving Loan Facility”). The New Revolving Loan Facility has a letter of credit subfacility of $350.0 million. In addition, we continue to have the right to increase the size of the facility to provide up to an additional $150.0 million of revolving loans, provided we give 10 business days’ notice of our intention to increase the size of the facility, there are lenders (existing or new) who are willing to commit to such an increase and we meet the following conditions: (i) at the time of and after giving effect to the increase, we are in pro forma compliance with our financial covenants; (ii) no default or event of default has occurred and is continuing or would result from the increase; and (iii) the conditions precedent to a borrowing are satisfied as of such date. The New Revolving Loan Facility expires on March 9, 2010, at which time we will be required to repay all outstanding principal.
     The interest rates on the Facilities and the New Revolving Loan Facility are based on LIBOR plus a margin or an alternate base rate plus a margin, at our option. For the New Revolving Loan Facility, the LIBOR rates are increased by between 1.50% and 4.25% depending on our leverage ratio (as defined in the Agreement) and credit ratings. Loans bearing interest at the base rate (the rate announced by Citibank as its base rate or 0.50% above the Federal Funds Rate) the base rate is increased between 0% and 3.25% in accordance with the same criteria. For the First Lien Term Loan Facility, the interest rate is LIBOR plus 4.00% or Base Rate plus 3.00%. For the Second Lien Term Loan Facility, the interest rate is LIBOR plus 7.25% or base rate plus 6.25%. We are required to pay fees in connection with the Facilities including, but not limited to, amending the Existing Revolving Loan Facility. The Facilities and the New Revolving Loan Facility are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). The obligations are secured by substantially all of our assets, including those of our Guarantors. Our mortgage and title subsidiaries are not Guarantors. The loans under the Facilities may be prepaid at certain times (the Second Lien Term Loan may not be prepaid prior to its first anniversary), subject to certain premiums upon repayment. The Facilities and the New Revolving Loan Facility impose certain limitations on us, including with respect to: (i) dividends on, redemptions and repurchases of, equity interests; (ii) prepayments of junior indebtedness, redemptions and repurchases of debt; (iii) the incurrence of liens and sale-leaseback transactions; (iv) loans and investments including joint ventures; and (v) incurrence of debt. The Facilities and New Revolving Loan Facility also contain events of default and have financial covenants, including but not limited to the following covenants: (i) minimum adjusted consolidated tangible net worth; (ii) maximum ratio of debt to adjusted consolidated tangible net worth; (iii) minimum ratio of EBITDA to interest incurred; (iv) maximum ratio of units owned to units closed; (v) maximum ratio of land to adjusted consolidated tangible net worth; and (vi) maximum ratio of unsold units to units closed. The New Revolving Loan Facility is subject to a borrowing base, which includes a reserve for amounts outstanding under the Facilities. The Second Lien Term Loan Facility contains a limitation on amounts outstanding under the New Revolving Loan Facility and the Facilities based on a percentage of inventory.
     As of June 30, 2007, we had $50.0 million outstanding under the Existing Revolving Loan Facility, had issued letters of credit totaling $236.1 million and had $199.1 million in availability, all of which we could have borrowed without violating any of our debt covenants. Our pro-forma availability at June 30, 2007 was $350.1 million under the New Revolving Loan Facility, all of which could have been borrowed without violating any of our debt covenants. This pro-forma availability is based on the June 30, 2007 borrowing base calculation adjusted for the $100.0 million decrease in the facility, the issuance of the $200.0 million First Lien Term Loan Facility and the estimated fair values of the Transeastern JV assets, which we acquired as a result of the Transeastern JV settlement.
     In order to fund our operations going forward we may have to draw additional amounts under our New Revolving Loan Facility. Such amounts may not be available to us if we are unable to satisfy our covenants thereunder including specified financial ratios regarding leverage, interest coverage, adjusted tangible net worth and certain operational measurements.
     On April 12, 2006, we issued $250.0 million of 8 1/4% senior notes due 2011. In connection with the issuance of the 8 1/4 % senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions). The registration statement has not been declared effective within the required 180 days of issuance and, as a result, on October 9, 2006 in accordance with the terms of the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and shall increase by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. For the six months ended June 30, 2007, we incurred $0.8 million of additional interest expense as a result of such default.
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
     Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 65.4% at June 30, 2007 from 56.7% at December 31, 2006, due to the loss for the six months ended June 30, 2007 and an increase in our Homebuilding borrowings. As noted above, we have made significant investments in inventory which we have financed, in part, through debt, additional equity, and internally generated cash. Our stated goal has been to maintain our net debt to capital within a range of 45% to 55%, and as of June 30, 2007 we are outside of this range. In connection with the Transeastern JV settlement, we have incurred additional debt, and therefore further exceed our stated net debt to capital range. For these reasons, as well as continued challenging market conditions, we intend to continue to focus our efforts towards asset management and other measures to de-lever our balance sheet.

     Our homebuilding net debt to capital is calculated as follows (dollars in millions):

	June 30,	December 31,
	2007	2006
Notes payable	$1,060.9	$1,060.7
Bank borrowings	50.0	—

Homebuilding borrowings*	$1,110.9	$1,060.7
Less: unrestricted cash	20.9	47.4

Homebuilding net debt	$1,090.0	$1,013.3
Stockholders’ equity	577.7	774.9

Total capital**	$1,667.7	$1,788.2

Ratio	65.4%	56.7%

*	Does not include obligations for inventory not owned of $227.1 million at June 30, 2007 and $300.6 million at December 31, 2006, all of which are non-recourse to us. Obligations for inventory not owned in our consolidated statements of financial condition represent liabilities associated with our land banking and similar activities, including obligations in variable interest entities which have been consolidated by us and in which we have a less than 50% ownership interest, and the creditors have no recourse against us. As a result, the obligations have been specifically excluded from the calculation of leverage ratios pursuant to the terms of our revolving credit facility.

**	Does not include Financial Services bank borrowings of $28.6 million at June 30, 2007 and $35.4 million at December 31, 2006.
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
     On August 7, 2007, we amended our mortgage subsidiary’s other existing $50.0 million warehouse line of credit (the “Existing Secondary Warehouse Line of Credit”) and reduced the size of the facility to $35.0 million (the “New Secondary Warehouse Line of Credit”). The New Secondary Warehouse Line of Credit is comprised of (1) a credit facility providing for revolving loans of up to $20.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $15.0 million in mortgage loans generated by our mortgage subsidiary. At no time may the amount outstanding under this New Secondary Warehouse Line of Credit, plus the amount of purchased loans pursuant to the purchase and sale agreement exceed $35.0 million. The New Secondary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125%, no change from the Existing Secondary Warehouse Line of Credit. The New Secondary Warehouse Line of Credit expires on August 8, 2008.
     Both lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At June 30, 2007, we had $28.6 million in borrowings under our mortgage subsidiary’s warehouse lines of credit and had the capacity to borrow an additional $121.4 million, subject to satisfying the relevant borrowing conditions. If the New Secondary Warehouse Line of Credit would have been in effect at June 30, 2007, we would have had $106.4 million in availability, subject to satisfying the relevant borrowing conditions.
     We also have on file with the SEC a universal shelf registration statement registering debt securities, guarantees of debt securities, common stock, preferred stock, warrants, stock purchase contracts, stock purchase units, and depositary shares. During the year ended December 31, 2006, we did not issue any securities under this shelf registration. As of June 30, 2007, we can issue up to $406.0 million of securities under this shelf registration statement.
     We believe that we have adequate financial resources, including unrestricted cash, availability under our New Revolving Credit Facility and the warehouse lines of credit, and relationships with financial partners to meet our current working capital, land acquisition and development needs and our estimated consolidated annual debt service payments of $97.5 million (at June 30, 2007, based on the outstanding balances and interest rates as of such date). Further, based on our strategy, we are taking actions which we believe will increase cash flows.
     At June 30, 2007, the amount of our annual debt service payments was $97.5 million. This amount included annual debt service payments on the senior and senior subordinated notes of $91.2 million, interest payments on the revolving credit facility of $4.5 million, and interest payments on the warehouse lines of credit of $1.8 million, based on the balances outstanding as of June 30, 2007. The amount of our annual debt service payments on warehouse lines of credit fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payment by $0.8 million per year.
Off Balance Sheet Arrangements
     Land and Homesite Option Contracts
     We enter into land and homesite option contracts to procure land or homesites for the construction of homes. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire land or homesites during a specified period of time at a certain price. Option contracts allow us to control significant homesite positions with a minimal capital investment and substantially reduce the risk associated with land ownership and development. At June 30, 2007, we had refundable and non-refundable cash deposits of $240.9 million and had issued letters of credit of approximately $168.1 million associated with our option contracts. The financial exposure for nonperformance on our part in these transactions generally is limited to our deposits and/or letters of credit.
     Additionally, at June 30, 2007, we had performance / surety bonds outstanding of approximately $248.5 million and letters of credit outstanding of approximately $67.5 million primarily related to land development activities. At June 30, 2007, we have estimated our exposure on our outstanding surety bonds to be approximately $149.7 million based on development remaining to be completed.
     Investments in Unconsolidated Joint Ventures
     We have entered into joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. In the future, we intend to limit the number of homebuilding joint ventures into which we enter. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. Our obligations become full recourse in the event of voluntary bankruptcy of the joint venture. At June 30, 2007, we had investments in unconsolidated joint ventures of $132.7 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At June 30, 2007, we had receivables of $41.2 million from these joint ventures due to loans and advances, unpaid management fees and other items. The debt covenants under our new revolving credit facility contain limitations on the amount of our direct cash investments in joint ventures.
     We believe that the use of off-balance sheet arrangements enables us to acquire rights in land which we may not have otherwise been able to acquire at favorable terms. As a result, we view the use of off-balance sheet arrangements as beneficial to our Homebuilding activities.

     TOUSA / Kolter Joint Venture
     In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans (the “term loans”) of which $47.0 million and $7.0 million, respectively, were outstanding as of June 30, 2007. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain agreed plans. The term loans required, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforeseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. On June 21, 2007, and in response to missing the development deadline, TOUSA/Kolter amended the existing term loan agreements and we amended the Performance and Completion Agreement which remedied the situation by extending the Performance and Completion Agreement development deadline to May 31, 2008. The amendment to the term loan agreements increased the interest rate on the senior term loan by 100 basis points to LIBOR plus 3.25% and by 50 basis points to LIBOR plus 8.5% for the senior subordinated term loan. As a condition to the amendment, we have agreed to be responsible for the additional 150 basis points; accordingly, this will be paid by us and will be a cost of the lots we acquire from TOUSA/Kolter. The amendment also required us to increase the existing letter of credit by an additional $1.8 million for a total letter of credit deposit of $12.1 million and place an additional $3.0 million cash deposit on the remaining lots under option which was used by TOUSA/Kolter to pay down a portion of the senior term loan. Our investment in TOUSA/Kolter at June 30, 2007 was $15.1 million.
     Transeastern JV
     We acquired our 50% interest in the Transeastern JV on August 1, 2005, when the Transeastern JV acquired substantially all of the homebuilding assets and operations of Transeastern Properties including work in process, finished lots and certain land option rights. The Transeastern JV paid approximately $826.2 million for these assets and operations (which included the assumption of $127.1 million of liabilities and certain transaction costs, net of $30.1 million of cash). The other member of the joint venture was an entity controlled by the former majority owners of Transeastern Properties, Inc. We continued to function as the managing member of the Transeastern JV through our wholly owned subsidiary, TOUSA Homes L.P.
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
     After experiencing several months of continuous declines in deliveries as compared to forecasted amounts due to higher than expected cancellations and lower than expected gross sales, in early September 2006, management of the Transeastern JV finalized and distributed to its members six year financial projections based on the build-out and sale of its current controlled land positions. These revised projections from the Transeastern JV indicated that the joint venture would report a loss in the fourth quarter and would not have the liquidity to meet its debt obligations under the capital structure that was in place at that time. As a result of these and other factors, in September 2006, we evaluated the recoverability of our investment in the joint venture under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and determined our investment to be fully impaired. As of September 30, 2006, we wrote off $143.6 million related to our investment in the Transeastern JV, which included $35.0 million of our member loans receivable and $16.2 million of receivables for management fees, advances and interest due to us from the joint venture.
     On October 31, 2006 and November 1, 2006, we received demand letters from the administrative agent for the lenders to the Transeastern JV demanding payment under certain guarantees. The demand letters allege that potential defaults and events of default had occurred under the credit agreements and that such potential defaults or events of default had triggered our obligations under the guarantees. The lenders claimed that our guarantee obligations equaled or exceeded all of the outstanding obligations under each of the credit agreements and that we were liable for default interest, costs and expenses.

     On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern JV with the lenders to the joint venture, its land bankers and its joint venture partner. The Transeastern JV has become a wholly owned subsidiary of ours by merger into one of our subsidiaries and has become a guarantor on our credit facilities and note indentures. See footnote 15 in the accompanying financial statements for a description of the settlement agreement.
     For its six months ended May 31, 2007, the Transeastern JV reported a net loss of $68.6 million. The carrying value of the Transeastern JV’s assets at May 31, 2007 approximated $401.1million, of which $231.6 million represented land and construction in progress. At May 31, 2007, the liabilities of the Transeastern JV amounted to $817.9 million, of which $625.0 million represented the bank debt.
     In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”) and other authoritative guidance, as of June 30, 2007, we accrued $385.9 million (determined by computing the difference between the estimated fair market value of the consideration paid in connection with the global settlement less the estimated fair market value of the business we acquired). Of the $385.9 million accrued, $275.0 million was accrued during the year ended December 31, 2006 and $78.9 million was accrued during the three months ended March 31, 2007. During the three months ended June 30, 2007, we accrued an additional $32.0 million, calculated under the same basis, due primarily to changes in the settlement. For the three and six months ended June 30, 2007, $32.0 million and $110.9 million, respectively, is presented as a separate line item in our consolidated statement of operations. The accrual of $385.9 million and $275.0 million is included in accounts payable and other liabilities in our consolidated statement of financial condition as of June 30, 2007 and December 31, 2006, respectively. Our estimated loss could change upon the final determination of the estimated fair value of the consideration provided and the business acquired.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a result of our senior and senior subordinated notes offerings, as of June 30, 2007, $1.1 billion of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our warehouse lines of credit and our revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of June 30, 2007, we had an aggregate of approximately $78.6 million drawn under our revolving credit facility and warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $0.8 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.
     On July 31, 2007 as part of the global settlement related to the Transeastern JV, we entered into (i) a new $200.0 million aggregate principal amount first lien term loan facility which expires on July 31, 2012 and (ii) a new $300.0 million aggregate principal amount second lien term loan facility which expires on July 31, 2013. The interest rates relative to these borrowings fluctuate with the LIBOR lending rate.
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
     Our Annual Report on Form 10-K for the year ended December 31, 2006 contains further information regarding our market risk. As of June 30, 2007, there have been no material changes in our market risk since December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formulized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2007. Based on such evaluation, such officers have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     These cases were voluntarily dismissed with prejudice on August 2, 2007.
Class Action Lawsuit
     Durgin, et al, v. TOUSA, Inc., et al, USDC for the Southern District of Florida, No. 06-61844-CIV. Beginning in December 2006, various stockholder plaintiffs brought lawsuits seeking class action status in the U.S. District Court for the Southern District of Florida. The actions allege that TOUSA and certain of its current and former officers violated the Securities Exchange Act of 1934 by allegedly misrepresenting that the loans made to TOUSA subsidiaries to finance the acquisition of Transeastern Properties were non-recourse as to TOUSA. The plaintiffs also contend that disclosures concerning the Transeastern Joint Venture’s actual and expected financial contributions to the Company were false and misleading. Plaintiffs claim that the defendants failed to disclose that the Transeastern loans were not non-recourse and that in certain circumstances TOUSA could be liable for the debt of the Transeastern Joint Venture. Finally, plaintiffs assert that the defendants failed to disclose that the Transeastern Joint Venture was experiencing a severe slowdown that would likely result in the loss of the Company’s investment in the Joint Venture. In support of their claims, plaintiffs cite declines in the TOUSA stock price allegedly related to a June 6, 2006, a September 27, 2006, and a November 6, 2006 disclosure by TOUSA. One of the complaints also alleges that the defendants violated the Securities Act of 1933 by omitting material facts about the financing of the Transeastern Properties acquisition from the offering materials related to TOUSA’s September 2005 offering of common stock. Plaintiffs in each of these actions seek compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of TOUSA common stock and purchasers and sellers of options on TOUSA common stock. At a hearing held March 29, 2007, the court granted consolidation of the actions and heard arguments on the appointment of the lead plaintiff and counsel.
ITEM 1A. RISK FACTORS
Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”).
The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2006 Form 10-K.
Our substantial indebtedness could adversely affect our financial health.
     We have a significant amount of indebtedness. In connection with the global settlement with respect to the Transeastern JV, we incurred an additional $500.0 million of secured debt and another $20.0 million of unsecured debt. Our substantial indebtedness could have important consequences to you. For example, it could:
•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisition of property and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.
     The agreements governing our indebtedness contain restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, create or permit certain liens, sell assets other than in the ordinary course of our business, invest in joint ventures above the amounts established in such instruments, create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us, or consolidate or merge with or into other companies. In addition, our credit facilities contain financial maintenance tests. If we fail to satisfy these tests all of our indebtedness may become immediately due and payable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.5	Certificate of Amendment of the Certificate of Incorporation, filed on July 30, 2007.

3.6	Certificate of Designation, Powers, Preferences And Rights of 8% Series A Convertible Pay-In-Kind Preferred Stock, filed on July 31, 2007.

4.14	Indenture for the 14.75% Senior Subordinated PIK Election Notes due 2015, dated as of July 31, 2007, among TOUSA, Inc., the subsidiaries named therein and Wells Fargo Bank, N.A., as Trustee. (included in Exhibit A to Exhibit 4.14).

4.15	Form of TOUSA, Inc. Senior Subordinated PIK Election Note due 2015.

4.16	Stock Purchase Warrant dated July 31, 2007.

4.17	Registration Rights Agreement dated July 31, 2007 (8% Series A Convertible Pay-In-Kind Preferred Stock).

4.18	Registration Rights Agreement dated July 31, 2007 (14.75% Senior Subordinated PIK Election Notes due 2015).

4.19	Registration Rights Agreement dated July 31, 2007 (Stock Purchase Warrant).

10.43	Settlement and Release Agreement dated as of May 30, 2007, by and among: (i) TOUSA, Inc., f/k/a Technical Olympic USA, Inc.; (ii) TOUSA LLC; (iii) TOUSA Homes, L.P.; (iv) TOI, LLC; (v) TE/TOUSA, LLC; (vi) TE/TOUSA Mezzanine Two, LLC; (vii) TE/TOUSA Mezzanine, LLC; (viii) TE/TOUSA Senior, LLC; (ix) EH/Transeastern, LLC; (x) Falcone/TEP Holdings, LLC, f/k/a Falcone/Ritchie LLC; (xi) TEP Holdings, Inc., f/k/a Transeastern Properties, Inc.; (xii) Arthur J. Falcone; (xiii) Edward W. Falcone; and (xiv) those certain entities identified and listed on Schedule 1 thereto.

10.44	Mutual Release and Consent Agreement dated as of July 31, 2007, by and among EH/Transeastern, LLC, TE/TOUSA Senior, LLC, TOUSA, Inc. (f/k/a Technical Olympic USA, Inc.), TOUSA Homes, LP, TE/TOUSA LLC, TE/TOUSA Mezzanine Two, LLC, TE/TOUSA Mezzanine, LLC, the lenders party to that certain $450,000,000 Senior Credit Agreement dated as of August 1, 2005, by and among EH/Transeastern, LLC, and TE/TOUSA Senior, LLC, as Borrowers, CIT Group/Business Credit, Inc., as successor Administrative Agent, and the lenders a party thereto.

10.45	Settlement and Release Agreement dated as of June 29, 2007, by and among: (i) Technical Olympic S.A.; (ii) TOUSA, Inc. f/k/a Technical Olympic USA, Inc.; (iii) TOUSA, LLC; (iv) TOI, LLC.; (v) TOUSA Homes, L.P.; (vi) TE/TOUSA, LLC; (vii) TE/TOUSA Mezzanine Two, LLC; (viii) TE/TOUSA Mezzanine, LLC; (ix) TE/TOUSA Senior, LLC; (x) EH/Transeastern, LLC; and (xi) the lenders party to that certain $137,500,000 Senior Mezzanine Credit Agreement dated as of August 1, 2005, by and among TE/TOUSA Mezz, as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, the lenders now or hereafter a party thereto, and Deutsche Bank Securities Inc., as Sole Lead Arranger and Sole Book Running Manager.

10.46	Settlement and Release Agreement dated as of June 29, 2007, by and among: (i) Technical Olympic S.A.; (ii) TOUSA, Inc. f/k/a Technical Olympic USA, Inc.; (iii) TOUSA, LLC; (iv) TOI, LLC; (v) TOUSA Homes, L.P.; (vi) TE/TOUSA, LLC; (vii) TE/TOUSA Mezzanine Two, LLC; (viii) TE/TOUSA Mezzanine, LLC; (ix) TE/TOUSA Senior, LLC; (x) EH/Transeastern, LLC; and (xi) the lenders party to that certain $87,500,000 Junior Mezzanine Credit Agreement dated as of August 1, 2005, by and among TE/TOUSA Mezz Two, as Borrower, Deutsche Bank Trust Company Americas as Administrative Agent, the lenders party thereto, and Deutsche Bank Securities Inc., as Sole Lead Arranger and Sole Book Running Manager.

10.47	Amendment Agreement dated as of July 31, 2007 by and among TOUSA, Inc., each subsidiary of TOUSA, Inc. party thereto, the lenders party thereto and Citicorp North America, Inc., as Administrative Agent for the lenders and issuers party thereto amending and restating the First Amended and Restated Credit Agreement dated as of January 30, 2007 in accordance with the Second Amended and Restated Revolving Credit Agreement dated as of July 31, 2007 as attached thereto providing for revolving credit loans not to exceed $700,000,000 at any one time outstanding.

10.48	First Lien Term Loan Credit Agreement among TOUSA, Inc., the lenders party thereto and Citicorp North America, Inc., as Administrative Agent for the lenders, dated as of July 31, 2007 providing for a $200,000,000 Term Loan.

10.49	Second Lien Term Loan Credit Agreement among TOUSA, Inc., the lenders party thereto and Citicorp North America, Inc., as Administrative Agent for the lenders, dated as of July 31, 2007 providing for a $300,000,000 Term Loan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOUSA, Inc.
Date: August 9, 2007	By:	/s/ STEPHEN M. WAGMAN
		Name:	Stephen M. Wagman
		Title:	Executive Vice President and Chief Financial Officer

Date: August 9, 2007	By:	/s/ ANGELA F. VALDES
		Name:	Angela F. Valdes
		Title:	Vice President, Chief Accounting Officer and Corporate Controller