Form 10-Q
period 2007-09-30
TOUSA INC
filed 2007-11-14
CIK 1046578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,604,169 shares of common stock as of November 9, 2007.

TOUSA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOUSA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in millions, except par value)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$73.6	$47.4
Restricted	4.6	3.8
Inventory:
Deposits	82.0	216.6
Homesites and land under development	692.0	725.6
Residences completed and under construction	758.0	835.7
Inventory not owned	39.8	300.6

	1,571.8	2,078.5
Property and equipment, net	28.6	28.5
Investments in unconsolidated joint ventures	80.9	129.0
Receivables from unconsolidated joint ventures, net of allowance of $0 and $54.8 million at September 30, 2007 and December 31, 2006, respectively	42.2	27.2
Other assets	371.1	236.6
Goodwill	60.0	100.9
Assets held for sale	10.1	124.8

	2,242.9	2,776.7

FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	4.0	6.8
Restricted	3.1	4.2
Mortgage loans held for sale	31.0	41.9
Other assets	10.7	12.6

	48.8	65.5

Total assets	$2,291.7	$2,842.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$396.1	$554.2
Customer deposits	48.9	62.6
Obligations for inventory not owned	44.5	300.6
Notes payable	1,574.1	1,060.7
Bank borrowings	150.3	—
Liabilities associated with assets held for sale	2.5	47.8

	2,216.4	2,025.9

FINANCIAL SERVICES:
Accounts payable and other liabilities	4.6	6.0
Bank borrowings	22.4	35.4

	27.0	41.4

Total liabilities	2,243.4	2,067.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; 117,500 and none outstanding at September 30, 2007 and December 31, 2006, respectively	83.9	—
Common stock — $0.01 par value; 975,000,000 and 97,000,000 shares authorized and 59,604,169 and 59,590,519 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively	0.6	0.6
Additional paid-in capital	489.7	481.2
Retained earnings (accumulated deficit)	(525.9)	293.1

Total stockholders’ equity	48.3	774.9

Total liabilities and stockholders’ equity	$2,291.7	$2,842.2

See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
HOMEBUILDING:
Revenues:
Home sales	$449.6	$563.0	$1,542.3	$1,724.8
Land sales	43.3	13.8	77.0	56.8

	492.9	576.8	1,619.3	1,781.6
Cost of sales:
Home sales	370.1	434.9	1,250.0	1,294.7
Land sales	56.5	14.1	85.6	52.0
Inventory impairments and abandonment costs	504.5	49.8	628.4	57.4
Other	(0.8)	(1.7)	(5.0)	(7.2)

	930.3	497.1	1,959.0	1,396.9

Gross profit (loss)	(437.4)	79.7	(339.7)	384.7
Selling, general and administrative expenses	86.0	80.8	262.4	274.1
(Income) loss from unconsolidated joint ventures, net	9.2	(29.0)	8.8	(94.7)
Impairments of investments in unconsolidated joint ventures	23.4	148.4	28.9	148.4
Provision for settlement of loss contingency	40.7	—	151.6	—
Goodwill impairments	2.7	5.7	40.9	5.7
Interest expense	10.0	—	10.2	—
Other (income) expense, net	0.6	0.1	(1.5)	(4.3)

Homebuilding pretax income (loss)	(610.0)	(126.3)	(841.0)	55.5

FINANCIAL SERVICES:
Revenues	8.3	15.8	31.3	48.4
Expenses	8.1	10.8	26.1	32.5

Financial Services pretax income	0.2	5.0	5.2	15.9

Income (loss) from continuing operations before income taxes	(609.8)	(121.3)	(835.8)	71.4
Provision (benefit) for income taxes	6.0	(41.1)	(35.7)	30.0

Income (loss) from continuing operations, net of taxes	(615.8)	(80.2)	(800.1)	41.4

Discontinued operations:
Income (loss) from discontinued operations	(3.9)	0.4	(11.8)	1.9
Loss from disposal of discontinued operations	—	—	(13.6)	—
Provision (benefit) for income taxes	—	0.2	(7.8)	0.7

Income (loss) from discontinued operations, net of taxes	(3.9)	0.2	(17.6)	1.2

Net income (loss)	(619.7)	(80.0)	(817.7)	42.6
Dividends and accretion of discount on preferred stock	2.2	—	2.2	—

Net income (loss) available to common stockholders	$(621.9)	$(80.0)	$(819.9)	$42.6

EARNINGS (LOSS) PER COMMON SHARE, BASIC:
Earnings (loss) from continuing operations (net of preferred stock dividends and accretion of discount)	$(10.36)	$(1.35)	$(13.46)	$0.70
Earnings (loss) from discontinued operations	(0.07)	0.01	(0.30)	0.02

Basic earnings (loss) per common share	$(10.43)	$(1.34)	$(13.76)	$0.72

EARNINGS (LOSS) PER COMMON SHARE, DILUTED:
Earnings (loss) from continuing operations (net of preferred stock dividends and accretion of discount)	$(10.36)	$(1.35)	$(13.46)	$0.68
Earnings (loss) from discontinued operations	(0.07)	0.01	(0.30)	0.02

Diluted earnings (loss) per common share	$(10.43)	$(1.34)	$(13.76)	$0.70

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	59,604,169	59,590,519	59,601,119	59,580,062

Diluted	59,604,169	59,590,519	59,601,119	61,150,782

CASH DIVIDENDS PER COMMON SHARE	$—	$0.015	$—	$0.045

See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

						Retained
					Additional	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at January 1, 2007	—	$—	59,590,519	$0.6	$481.2	$293.1	$774.9
Common stock issued to directors	—	—	13,650	—	0.1	—	0.1
Transeastern settlement	117,500	81.7	—	—	7.6	—	89.3
Stock option compensation expense	—	—	—	—	3.0	—	3.0
Adoption of FIN 48	—	—	—	—	—	(1.3)	(1.3)
Preferred stock dividends	—	1.6	—	—	(1.6)	—	—
Accretion of discount on preferred stock	—	0.6	—	—	(0.6)	—	—
Net loss	—	—	—	—	—	(817.7)	(817.7)

Balance at September 30, 2007	117,500	$83.9	59,604,169	$0.6	$489.7	$(525.9)	$48.3

TOUSA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(817.7)	$42.6
(Income) loss from discontinued operations	17.6	(1.2)

Income (loss) from continuing operations	(800.1)	41.4
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	11.2	10.2
Non-cash compensation expense	3.0	7.8
Non-cash interest expense	8.0	—
Loss on early termination of debt	2.4	—
Provision for settlement of loss contingency	151.6	—
Inventory impairments and abandonment costs	628.4	57.5
Goodwill impairments	40.9	5.7
Deferred income taxes	(160.6)	(69.5)
Equity in (earnings) losses from unconsolidated joint ventures	19.2	(5.3)
Distributions of earnings from unconsolidated joint ventures	0.9	19.7
Impairments of investments in unconsolidated joint ventures	28.9	148.4
Changes in operating assets and liabilities:
Restricted cash	28.6	(0.1)
Inventory	(72.1)	(391.4)
Receivables from unconsolidated joint ventures	(29.9)	(1.9)
Other assets	82.4	47.2
Mortgage loans held for sale	10.9	(5.3)
Accounts payable and other liabilities	(26.7)	(42.4)
Customer deposits	(15.6)	(8.5)

Net cash used in operating activities	(88.6)	(186.5)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(7.7)	—
Earn-out consideration paid for acquisitions	—	(0.9)
Net additions to property and equipment	(9.4)	(12.8)
Loans to unconsolidated joint ventures	—	(11.3)
Investments in unconsolidated joint ventures	(29.2)	(13.8)
Capital distributions from unconsolidated joint ventures	12.4	32.3

Net cash used in investing activities	(33.9)	(6.5)

Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facilities	150.3	(65.0)
Principal payments on notes payable	(0.5)	—
Net proceeds from notes offering	—	248.8
Net proceeds from (repayments of) Financial Services bank borrowings	(13.0)	7.4
Payments for deferred financing costs	(32.1)	(3.2)
Payments for issuance of convertible preferred stock and warrants	(2.9)	—
Excess income tax benefit from exercise of stock options	—	0.1
Proceeds from stock option exercises	—	0.2
Dividends paid	—	(2.7)

Net cash provided by financing activities	101.8	185.6

Net cash provided by (used in) continuing operations	(20.7)	(7.4)

Cash flows from discontinued operations:
Net cash used in operating activities	(12.4)	6.0
Net cash provided by (used in) financing activities	56.5	(0.6)

Net cash provided by discontinued operations	44.1	5.4

Increase (decrease) in cash and cash equivalents	23.4	(2.0)
Cash and cash equivalents at beginning of period	54.2	32.3

Cash and cash equivalents at end of period	$77.6	$30.3

TOUSA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in obligations for inventory not owned	$44.5	$170.8

Increase (decrease) in inventory not owned	$39.8	$170.8

Supplemental disclosure of non-cash activities:

Refer to Note 3 for the consolidation of other variable interest entities in accordance with FIN 46(R)
Refer to Note 4 for the settlement of the Transeastern joint venture and related acquisition of assets
See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
1. Business and Organization
     Business
          TOUSA, Inc. (“TOUSA” or the “Company”) is a homebuilder with a geographically diversified national presence. We operate in various metropolitan markets in ten states, located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West. We design, build, and market detached single-family residences, town homes and condominiums. We also provide title insurance and mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights.
     Organization
          Technical Olympic S.A. owns approximately 67% of our outstanding common stock. Technical Olympic S.A. is a publicly-traded Greek company whose shares are traded on the Athens Stock Exchange. Our ownership could change if the holders of our convertible preferred stock exercise their conversion rights. See Note 12.
          Liquidity
          Due to the continuing significant deterioration in the housing market, we have taken, and are continuing to take, actions to maximize cash receipts and minimize cash expenditures. As part of these initiatives, we continue to take steps to reduce our general and administrative expenses and operations to increase efficiencies by reducing costs and streamlining our activities including further reductions in workforce of all levels and elimination of certain consulting arrangements and indirect costs. However, some of our efforts on reducing general and administrative expenses are being offset by professional and consulting fees associated with the settlement of our Transeastern joint venture (the “Transeastern JV”) and our current restructuring efforts. In addition, we are working with our suppliers and seeking new suppliers, through competitive bid processes, to reduce construction material and labor costs. We are analyzing each community based on profit and sales absorption goals that include current market factors in the homebuilding industry such as the oversupply of homes available for sale in most of our markets, less demand, decreased consumer confidence, tighter mortgage loan underwriting criteria and higher foreclosures. We continue to review the size, geographic allocations and components of our inventory to better align these assets with estimated future deliveries. We have established inventory targets based on current market conditions, existing inventory levels and our historical and projected results. If our inventory exceeds these targeted levels, which is currently the case, we are and will continue to take necessary actions to reduce our inventory level to these targeted levels. These actions include, to the extent possible: limiting new arrangements to acquire land; engaging in bulk sales of land and unsold homes; reducing the number of homes under construction and limiting development activities; re-negotiating terms or abandoning our rights under option contracts; considering other asset dispositions including the possible sale of underperforming assets, communities, divisions, and joint venture interests; further reducing inventory target levels; and other initiatives designed to monetize our assets including our deferred tax assets.
          As a result of worsening market conditions since late July and our liquidity constraints, during the three months ended September 30, 2007, we abandoned our rights under certain option agreements which resulted in a 9,400 unit decline in our controlled homesites. Abandonment decisions were made following in depth community by community analyses of all option contracts based on projected returns, amount and timing of incremental cash flow, and owned homesites. In connection with the abandonment of our rights under these option contracts, we forfeited cash deposits of $166.9 million and had letters of credit of $91.2 million drawn, subsequent to September 30, 3007, which increased our outstanding borrowings. We have entered into development contracts associated with our option contracts (which development contracts include obligations of ours to develop property even if we abandon the option contract). As of September 30, 2007 we recorded a $22.7 million loss accrual with respect thereto. See note 3 to our financial statements included herein. As challenging market conditions continue, we expect to continue to reduce inventory in an attempt to further align our inventory levels to housing demand in those markets we serve, reduce our cost of sales relating to construction and labor costs for the homes we build, and reduce our selling, general and administrative costs to levels consistent with fewer home deliveries to operate within our liquidity constraints. These or future actions may not be sufficient to allow us to continue our operations.
          The additional borrowings arising from the settlement of the Transeastern JV disputes and the continuing deterioration of the housing market, including the worsening since late July 2007 due to the mortgage and credit market crisis, has had, and will continue to have for an unknown period of time, a negative impact on our liquidity and our ability to comply with financial and other covenants under our bank loans and indentures, including interest coverage, total leverage, and tangible net worth covenants. All of these factors, and others which may arise in the future, will adversely impact our financial condition and results of operations.

          The reduction in our staff, combined with the challenges of implementing these initiatives, has placed increased burdens on our remaining associates. We have retained consultants and are in the process of developing and then implementing a structure to retain and incentivize the associates who will be integral to our ability to successfully restructure our balance sheet.
          Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have $1.7 billion in borrowings, have experienced significant losses for the year ended December 31, 2006, and the nine months ended September 30, 2007, and continue to generate negative cash flows from continuing operations. For the nine months ended September 30, 2007, we incurred a net loss of $817.7 million and had stockholders’ equity of $48.3 million at September 30, 2007, which was a significant decrease when compared to $774.9 million at December 31, 2006. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to restructure our capital structure including our attempt to exchange a large portion of our outstanding indebtedness for equity. We have asked our bondholders to organize as a group in order to discuss such restructuring and reorganization alternatives. Failure to restructure our capital structure would result in, among other things, depleting our available funds and not being able to pay our obligations when they become due, as well as possible defaults under our debt obligations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
2. Summary of Significant Accounting Policies
     Principles of Consolidation and Basis of Presentation
          The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
          On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern Joint Venture (the “Transeastern JV”) with the lenders to the Transeastern JV, its land bankers and TOUSA’s joint venture partner in the Transeastern JV. Pursuant to the settlement, among other things, the Transeastern JV became a wholly owned subsidiary of ours by merger into one of our subsidiaries. The acquisition of the Transeastern JV (the “TE Acquisition”) is being accounted for using the purchase method of accounting. The results of operations of the Transeastern JV have been included in the consolidated results of TOUSA beginning on July 31, 2007. See Note 4 for a full description of the TE Acquisition.
          The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
          Those estimates and assumptions which, in the opinion of management, are both significant to the underlying amounts included in the financial statements and as to which future events or information could change those estimates include:
•	Impairment assessments of investments in unconsolidated joint ventures, long-lived assets, including our inventory, and goodwill;

•	Loss exposures associated with the abandonment of our rights under option contracts and the relinquishment of our rights under certain joint ventures;

•	Realization of amounts due from unconsolidated joint ventures;

•	Insurance and litigation related contingencies;

•	Realization of deferred income tax assets and liability for unrecognized tax benefits; and

•	Estimated costs associated with construction and development activities, including warranty reserves, in connection with our homebuilding operations.
          Due to our normal operating cycle being in excess of one year, we present unclassified consolidated statements of financial condition.
          Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current year classifications. Certain operations have been classified as discontinued. Associated results of operations and financial position are separately reported for all periods presented. For additional information, refer to Note 14. Information in these Notes to Unaudited Consolidated Financial Statements, unless otherwise noted, does not include the accounts of discontinued operations.

     Interim Presentation
          The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through September 30, 2007 are not necessarily indicative of those that may be achieved for the year ending December 31, 2007. The consolidated balance sheet as of December 31, 2006 was derived from audited financial statements included in our 2006 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with our December 31, 2006 audited financial statements in our 2006 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.
          For the three months ended September 30, 2007 and 2006, we have eliminated inter-segment Financial Services revenues of $3.6 million and $1.4 million, respectively. For the nine months ended September 30, 2007 and 2006, we have eliminated inter-segment Financial Services revenues of $10.7 million and $3.6 million, respectively.
     Earnings (Loss) Per Share
          Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options or other common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.
          The following table represents a reconciliation of the weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	59,604,169	59,590,519	59,601,119	59,580,062
Net effect of common stock equivalents assumed to be exercised	—	—	—	1,570,720

Diluted weighted average shares outstanding	59,604,169	59,590,519	59,601,119	61,150,782

          The convertible preferred stock has not been included in dilutive earnings per share as the effect is anti-dilutive. See Note 12.
     Revenue Recognition
          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for the Sales of Real Estate (“SFAS 66”), at September 30, 2007 and 2006, we deferred approximately $1.0 million and $2.2 million, respectively, in profit related to certain homes that were delivered for which our mortgage subsidiary originated interest-only loans or loans with high loan-to-value ratios which did not meet the initial and continuing investment requirements under SFAS 66, and the loans were still held for sale at the respective balance sheet dates. This profit will be recognized upon the sale of the loans to a third party, with non-recourse provisions, which generally occurs within 30 days from the date the loan is originated.
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
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for us). The adoption of SFAS 159 is not expected to be material to our consolidated financial statements.
     EITF Topic D-109, Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133, addresses the determination of whether the characteristics of a host contract related to a hybrid financial instrument issued in the form of a share are more akin to a debt instrument or more akin to an equity instrument. EITF D-109 indicates that the determination of the nature of the host contract for a hybrid financial instrument issued in the form of a share (that is, whether the nature of the host contract is more akin to a debt instrument or more akin to an equity instrument) should be based on a consideration of economic characteristics and risks of the host contract including all of the stated or implied substantive terms and features of the hybrid financial instrument. Although the consideration of an individual term or feature may be weighted more heavily in the evaluation, judgment is required based upon an evaluation of all the relevant terms and features. The application of this guidance was considered and evaluated in light of the Preferred Stock issued by us on July 31, 2007 (refer to Note 12) but did not have a material effect on our consolidated financial statements as of September 30, 2007.
3. Inventory
          A summary of homebuilding interest capitalized in inventory is as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest capitalized, beginning of period	$81.6	$56.1	$68.7	$44.2
Interest incurred*	41.8	26.0	98.6	72.5
Less interest included in:
Cost of sales	(23.8)	(17.9)	(67.3)	(52.4)
Interest expense	(10.0)	—	(10.2)	—
Other adjustments	(0.1)	(0.3)	(0.3)	(0.4)

Interest capitalized, end of period	$89.5	$63.9	$89.5	$63.9

*	Included in interest incurred is the amortization of deferred finance costs which amounted to $3.5 million and $0.9 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and $6.2 million and $2.7 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.
          In the ordinary course of business, we enter into option contracts to purchase homesites and land held for development. At September 30, 2007 and December 31, 2006, we had refundable and non-refundable cash deposits aggregating $82.0 million and $216.6 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Under these option contracts, we have the right to buy homesites at predetermined prices on a predetermined takedown schedule anticipated to be commensurate with home starts. Option contracts generally require the payment of a cash deposit and / or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or third party financial entities who have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. As of September 30, 2007, we have abandoned our rights under option contracts that require us to complete the development of land for a fixed reimbursable amount. At September 30, 2007, we recorded a loss accrual of $22.7 million, in connection with the abandonment of these option contracts, for our estimated obligations under the development agreements. This accrual is included in accounts payable and other liabilities in the accompanying consolidated statement of financial condition at September 30, 2007.
          In addition, certain of these option contracts give the other party the right to require us to purchase homesites or guarantee certain minimum returns. As of September 30, 2007, we have abandoned our rights under option contracts that give the other party the right to require us to purchase the homesites. On some of these option contracts, we have received notices in which the other party is exercising their right to require us to purchase the homesites under this provision of the option contracts. We do not have the ability to comply with these notices due to liquidity constraints. These option contracts were previously consolidated and the inventory was included in inventory not owned and the corresponding liability was included in obligations for inventory not owned. As we do not have the intent or the ability to comply with the requirement to purchase the property, we have deconsolidated these option contracts at September 30, 2007. Capitalized pre-acquisition costs associated with these option contracts are impaired and $14.0 million was written off during the three months ended September 30, 2007. In addition, at September 30, 2007, we recorded a loss accrual of $12.6 million, in connection with the abandonment of these option contracts, for our estimated obligations under these option contracts and $19.3 million for letters of credit which we anticipated would be drawn due to nonperformace under such contracts. This accrual is included in accounts payable and other liabilities in the accompanying consolidated statement of financial condition at September 30, 2007. As of September 30, 2007, the total required purchase price under these option contracts was $52.3 million.
          Some of these option contracts for the purchase of land or homesites are with land sellers and third party financial entities, which qualify as variable interest entities (“VIEs”) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46 (R)”). FIN 46(R) addresses consolidation by business enterprises of VIEs in which an entity absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Obligations for inventory not owned in our consolidated statements of financial condition represent liabilities associated with our land banking and similar activities, including obligations in VIEs which have been consolidated by us and in which we have a less than 50% ownership interest, and the creditors have no recourse against us. As a result, the obligations have been specifically excluded from the calculation of leverage ratios pursuant to the terms of our revolving credit facility.
          In applying FIN 46(R) to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, FIN 46(R) requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets, (2) our maximum exposure to loss is generally limited to the deposits or letters of credit placed with these entities, and (3) creditors, if any, of these entities have no recourse against us. The effect of FIN 46(R) at September 30, 2007 was to increase inventory by $16.5 million (net of $2.2 million in impairments), excluding cash deposits of $4.4 million, which had been previously recorded, with a corresponding increase to obligations for inventory not owned of $18.7 million in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs. Our potential exposure to loss in VIEs where we are not the primary beneficiary would primarily be the forfeiture of our deposit and/or letters of credit placed on land purchase and option contracts. At September 30, 2007 and December 31, 2006, our cash deposits placed on land purchase and option contracts amounted to $82.0 million and $216.6 million, respectively, and our letters of credit placed on land purchase and option contracts amounted to $146.7 million and $257.8 million, respectively.
          From time to time, we transfer title to certain parcels of land to unrelated third parties and enter into options with the purchasers to acquire fully developed homesites. As we have retained a continuing involvement in these properties, in accordance with SFAS 66, we have accounted for these transactions as financing arrangements. At September 30, 2007, $23.3 million (net of $2.6 million in impairments) of inventory not owned and $25.9 million of obligations for inventory not owned relates to sales where we have retained a continuing involvement.
          As of September 30, 2007, additional equity contributions in the form of gap loans had been made to two unconsolidated joint ventures, which are VIEs. The additional equity contributions constitute reconsideration events under FIN 46(R). Based on FIN 46(R) analyses, we will absorb the majority of expected losses and is the primary beneficiary of each of these entities. Therefore, in accordance with FIN 46(R), we consolidated these entities as of September 30, 2007, resulting are additional assets and liabilities of $9.0 million in our consolidated statement of financial condition.
          In accordance with SFAS No.144, we carry long-lived assets held for sale at the lower of the carrying amount or fair value. For active communities, we evaluate an asset for impairment when events and circumstances indicate that they may be impaired. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the three and nine months ended September 30, 2007, we recorded an impairment loss of $63.3 million and $112.7 million, respectively, on active communities which is included in cost of sales — inventory impairments and abandonment costs in the accompanying consolidated statements of operations, compared to $29.8 million and $35.3 million, respectively, for the three and nine months ended September 30, 2006. Included in the impairment charges on active communities for both the three and nine months ended September 30, 2007 is $63.3 million and $112.7 million, respectively, of inventory impairments recognized on assets consolidated under FIN 46(R) or SFAS 66 for which we do not have title to the underlying asset.
          During the three and nine months ended September 30, 2007, we also recorded a charge of $441.2 million and $515.7 million, respectively, in write-offs of deposits and abandonment costs which is included in cost of sales — inventory impairments and abandonment costs in the accompanying consolidated statements of operations, related to land compared to $20.0 million and $22.1 million, respectively, for the three and nine months ended September 30, 2006. The following table summarizes information related to impairment charges on active communities and write-offs of deposits and abandonment costs by region (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Impairment charges on active communities:
Florida	$15.7	$4.5	$44.4	$5.2
Mid-Atlantic	4.4	10.4	11.0	13.5
Texas	—	0.5	0.6	0.5
West	43.2	14.4	56.7	16.1

	63.3	29.8	112.7	35.3

Write-offs of deposits, land impairments and abandonment costs:
Florida	274.5	0.2	287.3	1.3
Mid-Atlantic	33.9	7.5	47.8	8.0
Texas	—	—	0.3	0.1
West	132.8	12.3	180.3	12.7

	441.2	20.0	515.7	22.1

Inventory impairments and abandonment costs	$504.5	$49.8	$628.4	$57.4

4. Transeastern Joint Venture Settlement and Acquisition
          We acquired our 50% interest in the Transeastern JV on August 1, 2005, when the Transeastern JV acquired substantially all of the homebuilding assets and operations of Transeastern Properties including work in process, finished lots and certain land option rights. The Transeastern JV paid approximately $826.2 million for these assets and operations (which included the assumption of $127.1 million of liabilities and certain transaction costs, net of $30.1 million of cash). The other member of the joint venture was an entity controlled by the former majority owners of Transeastern Properties, Inc. We continued to function as the managing member of the Transeastern JV through our wholly-owned subsidiary, TOUSA Homes L.P.
          When the Transeastern JV was initially formed, it had more than 3,000 homes in backlog and projected 2006 deliveries of approximately 3,500 homes. While management of the Transeastern JV began to curtail sales in its communities at the end of 2005, these actions were taken not in anticipation of a declining home sales market but rather in an attempt to address the Transeastern JV’s backlog until there was a balance among sales, construction and deliveries. Both our management and the management of the Transeastern JV anticipated increased sales by the close of the summer of 2006.
          After experiencing several months of continuous declines in deliveries as compared to forecasted amounts due to higher than expected cancellations and lower than expected gross sales, in early September 2006, management of the Transeastern JV finalized and distributed to its members six-year financial projections based on the build-out and sale of its current controlled land positions. These revised projections from the Transeastern JV indicated that the joint venture would report a loss in the fourth quarter and would not have the liquidity to meet its debt obligations under the capital structure that was in place at that time. As a result of these and other factors, in September 2006, we evaluated the recoverability of our investment in the joint venture under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and determined our investment to be fully impaired. As of September 30, 2006, we wrote off $143.6 million related to our investment in the Transeastern JV, which included $35.0 million of our member loans receivable and $16.2 million of receivables for management fees, advances and interest due to us from the joint venture.
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
          On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern Joint Venture (the “Transeastern JV”) with the lenders to the Transeastern JV, its land bankers and our joint venture partner in the Transeastern JV. Pursuant to the settlement, among other things, (i) the Transeastern JV became a wholly-owned subsidiary of ours by merger into one of our subsidiaries and became a guarantor on our credit facilities and note indentures, (ii) the senior secured lenders of the Transeastern JV were repaid in full, including accrued interest, and (iii) the junior and senior mezzanine lenders received securities of the Company in satisfaction of the obligations of the Transeastern JV. In connection with the settlement, we entered into Settlement and Release

Agreements with the senior mezzanine lenders (the “Senior Mezzanine Lenders”) and the junior mezzanine lenders (the “Junior Mezzanine Lenders”) to the Transeastern JV (collectively, the “Mezz Settlement Agreements”) which released us from our potential obligations to them. The TE Acquisition is being accounted for using the purchase method of accounting.
          In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”) and other authoritative guidance, through June 30, 2007 we accrued $385.9 million for settlement of loss contingency (determined by computing the difference between the estimated fair market value of the consideration paid in connection with the global settlement less the estimated fair market value of the business we acquired) of which, $275.0 million was accrued at December 31, 2006 and $110.9 million was accrued during the six months ended June 30, 2007 based on the final settlement terms. During the three months ended September 30, 2007 we recorded an additional $40.7 million upon completion of the purchase price allocation based on the estimated fair market of the consideration paid and the net assets acquired. For the three and nine months ended September 30, 2007, the provision for settlement of loss contingency of $40.7 million and $151.6 million, respectively, is presented as a separate line item in our consolidated statements of operations. The accrual of $275.0 million is included in accounts payable and other liabilities in our consolidated statement of financial condition as of December 31, 2006.
Settlement with Mezzanine Lenders
          The Mezz Settlement Agreements released us from our potential obligations to the Transeastern JV’s mezzanine lenders. Pursuant to the Mezz Settlement Agreements, we issued to the Senior Mezzanine Lenders the following securities: (i) $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015 (the “Notes”); and (ii) $117.5 million in initial aggregate liquidation preference of 8% Series A Convertible Preferred PIK Preferred Stock (the “Preferred Stock”). We issued to the Junior Mezzanine Lenders, warrants to purchase shares of our common stock. The warrants had an estimated fair value of $8.0 million at issuance (based on the Black-Scholes option pricing model and before issuance costs). Additional descriptions of the Notes, Preferred Stock and the warrants are provided in Notes 9 and 12.
Settlement with JV Partner
          Pursuant to the settlement and mutual release agreement with Falcone/Ritchie LLC and certain of its affiliates (the “Falcone Entities”) concerning the Transeastern JV, one of which owned 50% of the equity interests in the Transeastern JV, we become the sole owner of the Transeastern JV and have, among other things, released the Falcone Entities from claims under the asset purchase agreement pursuant to which we acquired our interest in the Transeastern JV. The Transeastern JV and we remain obligated on certain indemnification obligations, including, without limitation, related to certain land bank arrangements. At closing, we agreed to purchase $50.2 million in inventory that was controlled by the Transeastern JV through existing land bank arrangements with an affiliate of our former JV partner.
TE Acquisition
          To effect the TE Acquisition, on July 31, 2007, we entered into a (i) new $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (ii) a new $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”) with Citicorp North America, Inc. as Administrative Agent, Sole Lead Arranger and Book Running Manager. The proceeds from the credit facilities were used to satisfy claims of the senior lenders against the Transeastern JV. Our existing $800.0 million revolving loan facility (the “Revolving Loan Facility”) was amended and restated to (i) reduce the revolving commitments thereunder by $100.0 million and (ii) permit the incurrence of the Facilities (and make other conforming changes relating to the Facilities). Collectively, these transactions are referred to as the “Financing.” Net proceeds from the Financing at closing were $470.6 million which is net of a 1% discount and transaction costs. See note 9 for additional discussion on the Facilities.

     The consideration paid by us in connection with the TE Acquisition approximated $584.7 million, at the time of settlement on July 31, 2007, which included (in millions):

Purchase price:

Cash consideration paid to Senior Lenders of the Transeastern JV	$400.0
Fair value of convertible preferred stock issued	84.0
Fair value of senior subordinated notes issued	9.1
Fair value of common stock warrants issued	8.0
Payment to purchase land under existing land bank arrangements	50.2
Transaction costs including accrued interest paid to the Senior Lenders	33.4

Total estimated purchase price	$584.7

Allocation of purchase consideration:

Cash and cash equivalents	$10.3
Restricted cash	28.4
Inventory (a)	149.8
Property and equipment	1.0
Accounts payable and other liabilities	(29.5)
Customer deposits	(1.9)
Previously accrued loss contingency (b)	385.9
Additional loss on TE Acquisition (c)	40.7

$584.7

(a)	The fair value of the inventory was determined by estimating future cash flows expected to result from the use of the asset and its eventual disposition, discounted at a market rate of interest.

(b)	In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”) and other authoritative guidance, as of June 30, 2007, the Company accrued $385.9 million for settlement of a loss contingency (determined by computing the difference between the estimated fair market value of the consideration paid in connection with the global settlement less the estimated fair market value of the business acquired).

(c)	There were no identifiable intangible assets or goodwill associated with the TE Acquisition.
The following unaudited pro forma consolidated results of operations assume that the acquisition of Transeastern was completed as of January 1 for each of the periods shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Homebuilding revenues	$507.0	$757.4	$1,763.1	$2,286.2
Income (loss) from continuing operations	(631.7)	21.1	(879.4)	148.7
Net income (loss) available to common stockholders	(634.3)	18.7	(886.8)	141.6
EARNINGS (LOSS) PER COMMON SHARE, DILUTED:
Earnings (loss) from continuing operations (net of preferred stock dividends)	(10.64)	0.31	(14.88)	2.38
Earnings (loss) from discontinued operations	(0.07)	0.01	(0.30)	0.02

Diluted earnings (loss) per common share	$(10.71)	$0.32	$(15.18)	$2.40

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

5. Investments in Unconsolidated Joint Ventures
     Summarized in the tables below is condensed combined financial information of unconsolidated entities in which we have investments that are accounted for by the equity method (dollars in millions). The results of the Transeastern JV are excluded in the tables below as our investment was written-off in September 2006 and no equity in earnings have been recognized in any period presented.

	September 30, 2007
	Engle/Sunbelt	Others	Total
Assets:
Cash and cash equivalents	$2.2	$10.3	$12.5
Inventories	180.2	390.9	571.1
Other assets	3.6	5.5	9.1

Total assets	$186.0	$406.7	$592.7

Liabilities and equity:
Accounts payable and other liabilities	$45.2	$75.7	$120.9
Notes payable	88.3	188.0	276.3
Equity of:
TOUSA, Inc.	44.6	65.5	110.1
Others	7.9	77.5	85.4

Total equity	52.5	143.0	195.5

Total liabilities and equity	$186.0	$406.7	$592.7

	December 31, 2006
	Engle/Sunbelt	Others	Total
Assets:
Cash and cash equivalents	$22.5	$13.5	$36.0
Inventories	246.6	450.8	697.4
Other assets	2.9	9.5	12.4

Total assets	$272.0	$473.8	$745.8

Liabilities and equity:
Accounts payable and other liabilities	$44.9	$89.3	$134.2
Notes payable	161.3	195.7	357.0
Equity of:
TOUSA, Inc.	56.6	81.8	138.4
Others	9.2	107.0	116.2

Total equity	65.8	188.8	254.6

Total liabilities and equity	$272.0	$473.8	$745.8

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Engle/Sunbelt	Others	Total	Engle/Sunbelt	Others	Total
Revenues	$29.0	$35.8	$64.8	$120.6	$24.2	$144.8
Cost and expenses	33.5	42.0	75.5	106.4	23.3	129.7

Net earnings (losses) of unconsolidated joint ventures	$(4.5)	$(6.2)	$(10.7)	$14.2	$0.9	$15.1

Our share of net earnings (losses)	$(3.9)	$(5.8)	$(9.7)	$11.9	$2.0	$13.9
Management fees earned	0.5	0.3	0.8	3.1	4.3	7.4

Income (loss) from unconsolidated joint ventures	$(3.4)	$(5.5)	$(8.9)	$15.0	$6.3	$21.3

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Engle/Sunbelt	Others	Total	Engle/Sunbelt	Others	Total
Revenues	$205.1	$132.0	$337.1	$421.0	$107.3	$528.3
Cost and expenses	219.1	138.0	357.1	359.6	96.2	455.8

Net earnings (losses) of unconsolidated joint ventures	$(14.0)	$(6.0)	$(20.0)	$61.4	$11.1	$72.5

Our share of net earnings (losses)	$(12.0)	$(7.2)	$(19.2)	$52.1	$4.3	$56.4
Management fees earned	8.5	0.5	9.0	10.7	16.1	26.8

Income (loss) from unconsolidated joint ventures	$(3.5)	$(6.7)	$(10.2)	$62.8	$20.4	$83.2

     We have entered into strategic joint ventures to acquire, to develop and to sell land and/or homesites, as well as to construct and sell homes, in which we have a voting ownership interest of 50% or less and do not have a controlling interest. Our partners generally are unrelated homebuilders, land sellers, third party financial entities or other real estate entities. Certain of these joint ventures have third party debt that is secured by the assets of the joint venture; however, we may be responsible for certain indemnity and completion obligations in the event the joint venture fails to fulfill certain of its obligations and may be obligated to repay the entire indebtedness upon certain bankruptcy events. At September 30, 2007 and December 31, 2006, we had receivables of $42.2 million and $27.2 million, respectively, from these joint ventures, of which $6.6 million and $1.0 million represent notes receivable, respectively.
     In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We earned management fees from these unconsolidated entities of $0.8 million and $7.4 million for the three months ended September 30, 2007 and 2006, respectively, and $9.0 million and $26.8 million for the nine months ended September 30, 2007 and 2006, respectively. These fees are included in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations. In the aggregate, these joint ventures delivered 830 and 1,458 homes for the nine months ended September 30, 2007 and 2006, respectively.
     We evaluated the recoverability of our investments in and receivables from unconsolidated joint ventures located in Florida, Las Vegas, Nevada and Baltimore, Maryland, under APB 18, and recorded total impairments of $23.4 million and $28.9 million for the three and nine months ended September 30, 2007, respectively.
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
     In July 2005, we contributed assets to Engle/Sunbelt resulting in a net capital contribution by us of $5.4 million. At that time, Engle/Sunbelt amended its financing arrangements to increase the aggregate borrowing capacity to $280.0 million, of which $250.0 million related to a term loan and $30.0 million related to a revolving mezzanine financing instrument. On April 30, 2007, Engle/Sunbelt amended its $250.0 million term loan. The amendment reduced the aggregate commitment of the lenders from $250.0 million to $200.0 million and extended the maturity date of the facility to March 17, 2008. In addition, the amendment increased the minimum adjusted tangible net worth covenant and reduced the minimum interest coverage ratio covenant. The borrowings by Engle/Sunbelt are non-recourse to us; however, through our subsidiary Engle Homes Residential, LLC, we have agreed to complete any property development commitments in the event Engle/Sunbelt defaults. Additionally, we agreed to indemnify the lenders for potential losses resulting from fraud, misappropriation and similar acts by Engle/Sunbelt.
     Engle/Sunbelt is unable to borrow under its credit facilities due to certain events with respect to us which are treated as a material adverse change. The joint venture is currently engaged in negotiations with its lenders to obtain a waiver. As a result, we are likely to fund critical cash needs to the extent permitted under our credit agreements, and anticipate being repaid when the joint venture is again able to borrow.
     In connection with the July 2005 contribution of assets to Engle/Sunbelt, we realized a gain of $42.6 million for the year ended December 31, 2005. Due to our continuing involvement with these assets through our investment, for the year ended December 31, 2005 we deferred $36.3 million of this gain. In March 2006, we assigned to Engle/Sunbelt our rights under a contract to purchase approximately 539 acres of raw land. We received $18.7 million for the assignment of the purchase contract and realized a gain of $15.8 million. Due to our continuing involvement with this contract through our investment in the joint venture, we deferred $13.5 million of this gain. For the nine months ended September 30, 2007, we deferred an additional $5.1 million related to the assignment of an option to purchase land. These deferrals are being recognized in the consolidated statement of operations as homes are delivered by the joint venture.
     At September 30, 2007 and December 31, 2006, $23.2 million and $22.8 million, respectively, continued to be deferred as a result of the contributed assets and contract assignments to Engle/Sunbelt, and is included in accounts payable and other liabilities in the accompanying consolidated statements of financial condition. For the three and nine months ended September 30, 2007, $0.8 million and $4.9 million, respectively, of the deferred gain was recognized and included in cost of sales-other in the accompanying consolidated statements of operations as compared to $1.7 million and $7.1 million, respectively, for the three and nine months ended September 30, 2006.
     TOUSA / Kolter Joint Venture
     In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans (the “term loans”) of which $47.0 million and $7.0 million, respectively, were outstanding as of September 30, 2007. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain agreed plans. The term loans required, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforeseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. On June 21, 2007, and in response to missing the development deadline, TOUSA/Kolter amended the existing term loan agreements and we amended the Performance and Completion Agreement which remedied the situation by extending the Performance and Completion Agreement development deadline to May 31, 2008. The amendment to the term loan agreements increased the interest rate on the senior term loan by 100 basis points to LIBOR plus 3.25% and by 50 basis points to LIBOR plus 8.5% for the senior subordinated term loan. As a condition to the amendment, we have agreed to be responsible for the additional 150 basis points; accordingly, this will be paid by us and will be a cost of the lots we acquire from TOUSA/Kolter. The amendment also required us to increase the existing letter of credit by an additional $1.8 million for a total letter of credit deposit of $12.1 million and place an additional $3.0 million cash deposit on the remaining lots under option which was used by TOUSA/Kolter to pay down a portion of the senior term loan.
     We evaluated the recoverability of our investment in and receivables from TOUSA/Kolter at September 30, 2007 for impairment under APB 18, and recorded an impairment of $16.9 million, which was offset by a deferred gain of $12.8 million, resulting in a net charge to earnings of $4.1 million.

     Centex/ TOUSA at Wellington, LLC
     In December 2005, we entered into a joint venture with Centex Corporation to form Centex/TOUSA at Wellington, LLC (“Centex/TOUSA at Wellington”) for the purpose of acquiring, developing and selling approximately 264 homesites in a community in South Florida. The joint venture obtained a term loan of which $30.1 million was outstanding as of September 30, 2007. The credit agreement requires the joint venture to construct and complete the horizontal development of the lots and related infrastructure in accordance with certain agreed plans. On August 31, 2007, Centex/TOUSA at Wellington received a notice requiring the joint venture partners to contribute approximately $10.0 million to the joint venture to paydown the term loan in order to be in compliance with the 60% loan-to-value ratio covenant. Neither us nor our joint venture partner have made the required equity contribution; however, discussions with the lenders, joint venture partners and potential buyers are ongoing.
     We evaluated the recoverability of our investment in and receivables from Centex/TOUSA at Wellington at September 30, 2007 for impairment under APB 18, and recorded an impairment of $11.6 million based on our current negotiations with our joint venture partner, lenders and potential third party buyers that would allow us to assign our equity ownership in return for a release of all of our obligations. Additionally, as part of the negotiations, we have agreed to relinquish title to certain homesites previously acquired in the amount of $14.7 million. Accordingly, we have recorded an impairment of such amount at September 30, 2007 that is included in inventory impairments and abandonment costs in the accompanying statement of operations for the three and nine months ended September 30, 2007.
     Layton Lakes Joint Venture
     In connection with our joint venture with Lennar Corporation to develop, construct and sell single family homes, townhome properties and commercial property in Arizona, we entered into a Completion and Limited Indemnity Agreement for the benefit of the lender to the joint venture. The agreement required us to maintain a tangible net worth of $400.0 million. As a result of the decrease in our tangible net worth, this covenant has been breached and the outstanding $60.0 million loan to the joint venture is in default. If the default is not cured within thirty days of notice, the lender, in its discretion, may accelerate the loan, foreclose on its liens, and exercise all other contractual remedies, including our completion guaranty. In addition, the operating agreement of the joint venture states that a breach by a member of any covenant of such member contained in any loan agreement entered into in connection with the financing of the property is an event of default. Under the operating agreement, a defaulting member does not have the right to vote or otherwise participate in the management of the joint venture until the default is cured. A defaulting member can not take down any lots from the joint venture. At September 30, 2007, our investment in the Layton Lakes joint venture is $25.3 million.
6. Other Assets
     Other assets consist of the following (dollars in millions):

	September 30,	December 31,
	2007	2006
Homebuilding:
Deferred income taxes, net	$—	$160.6
Income taxes receivable	234.6	12.9
Accounts receivable	70.1	37.0
Deferred finance costs, net	49.9	16.1
Prepaid expenses	14.7	7.4
Other assets	1.8	2.6

Total other assets	$371.1	$236.6

7. Goodwill
     Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Additional consideration paid in subsequent periods under the terms of purchase agreements is included as acquisition costs.
     The change in goodwill for the nine months ended September 30, 2007 and 2006 is as follows (dollars in millions):

	Nine Months Ended
	September 30,
	2007	2006
Balance at January 1	$100.9	$108.8
Earn-out consideration paid on acquisitions	—	0.9
Impairments	(40.9)	(5.7)

Balance at September 30	$60.0	$104.0

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment annually or more frequently if certain impairment indicators are present. For purposes of the impairment test, we consider each homebuilding division a reporting unit. During the second and third quarters, we determined that the challenging housing market and the asset impairments taken in certain of our homebuilding divisions were indicators of impairment. We performed interim goodwill impairment tests as of June 30, 2007 and determined that the goodwill recorded in our Virginia ($6.5 million), Mid-Atlantic ($21.2 million), and Las Vegas ($10.5 million) divisions was impaired. We performed interim impairment tests as of September 30, 2007 and determined that the goodwill recorded in our Southwest Florida ($2.7 million) division was impaired. Accordingly, we recognized goodwill impairment charges of $40.9 million for the nine months ended September 30, 2007.
8. Accounts Payable and Other Liabilities
     Accounts payable and other liabilities consist of the following (dollars in millions):

	September 30,	December 31,
	2007	2006
Homebuilding:
Accrual for settlement of loss contingency (Note 4)	$—	$275.0
Accounts payable	58.6	70.2
Interest	27.0	37.8
Compensation	21.1	27.8
Taxes, including income and real estate	16.4	10.4
Accrual for unpaid invoices on delivered homes	42.5	23.6
Accrued expenses	192.8	51.3
Warranty costs	5.4	7.4
Deferred revenue	32.3	50.7

Total accounts payable and other liabilities	$396.1	$554.2

9. Homebuilding and Financial Services Borrowings
Homebuilding Borrowings
     Homebuilding borrowings consisted of the following (dollars in millions):

	September 30,	December 31,
	2007	2006
Revolving Loan Facility	$150.3	$—
First Lien Term Loan Facility due 2012	199.5	—
Discount on First Lien Term Loan Facility	(1.9)	—
Second Lien Term Loan Facility due 2013	306.8	—
Discount on Second Lien Term Loan Facility	(2.9)	—
Senior notes due 2010, at 9%	300.0	300.0
Senior notes due 2011, at 8-1/4%	250.0	250.0
Discount on senior notes	(2.8)	(3.5)
Senior subordinated notes due 2012, at 10-3/8%	185.0	185.0
Senior subordinated notes due 2011, at 7-1/2%	125.0	125.0
Senior subordinated notes due 2015, at 7-1/2%	200.0	200.0
Premium on senior subordinated notes	3.8	4.2
Senior Subordinated PIK Note due 2015, at 14-3/4%	20.5	—
Discount on Senior Subordinated PIK Note	(8.9)	—

	$1,724.4	$1,060.7

     To effect the TE Acquisition, on July 31, 2007, we entered into the (i) $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (ii) $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”) with Citicorp North America, Inc. as Administrative Agent. The proceeds from the credit facilities were used to satisfy claims of the senior lenders against the Transeastern JV. Our existing $800.0 million revolving loan facility (the “Revolving Loan Facility”) was amended and restated to (i) reduce the revolving commitments thereunder by $100.0 million and (ii) permit the incurrence of the Facilities (and make other conforming changes relating to the Facilities). Collectively, these transactions are referred to as the “Financing.” Net proceeds from the Financing at closing were $470.6 million which is net of a 1% discount and transaction costs. The Revolving Loan Facility expires on March 9, 2010. The First Lien Term Loan Facility expires on July 31, 2012 and the Second Lien Term Loan Facility expires on July 31, 2013.
     On October 25, 2007, our Revolving Loan Facility was amended by Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement. Among other things, the existing agreement was amended with respect to (i) the pricing of loans, (ii) limiting the amounts which may be borrowed prior to December 31, 2007 to $130.0 million, including draws under outstanding letters of credit, (iii) modifying the definition of a “Material Adverse Effect,” (iv) waiving compliance with certain representations and financial covenants, (v) establishing minimum operating cash flow requirements, (vi) requiring compliance with weekly budgets, (vii) inclusion of a five week operating cash flow covenant at the end of November, (viii) requiring the payment of certain fees, and (ix) reducing the Lenders’ commitments by $50,000,000.
     On October 25, 2007, the First Lien Term Loan Credit Agreement was also amended by Amendment No. 1 to the First Lien Term Loan Credit Agreement to amend certain terms including (i) the pricing of loans, (ii) the definition of “Material Adverse Effect,” and (iii) waiving compliance with certain financial covenants.
     The interest rates on the Facilities and the Revolving Loan Facility are based on LIBOR plus a margin or an alternate base rate plus a margin, at our option. For the Revolving Loan Facility, the LIBOR rates are increased by between 2.50% and 5.25% depending on our leverage ratio (as defined in the Agreement) and credit ratings. Loans bearing interest at the base rate (the rate announced by Citibank as its base rate or 0.50% above the Federal Funds Rate) increase between 1.00% and 4.25% in accordance with the same criteria. Based on our current leverage ratio and credit ratings, our LIBOR loans bear interest at LIBOR plus 5.25% and our base rate loans bear interest at the Federal Funds Rate plus 4.25%. For the First Lien Term Loan Facility, the interest rate is LIBOR plus 5.00% or base rate plus 4.00%. For the Second Lien Term Loan Facility, the interest rate is LIBOR plus 7.25% or base rate plus 6.25%. The Second Lien Term Loan Facility allows us to pay interest, at our option, (i) in cash, (ii) entirely by increasing the principal amount of the Second Lien Term Loan Facility, or (iii) a combination thereof. The Facilities and the New Revolving Loan Facility are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). The obligations are secured by substantially all of our assets, including those of our Guarantors. Our mortgage and title subsidiaries are not Guarantors. The loans under the Facilities may be prepaid at certain times (the Second Lien Term Loan Facility may not be prepaid prior to its first anniversary), subject to certain premiums upon repayment. The Facilities and the Revolving Loan Facility impose certain limitations on us, including with respect to: (i) dividends on, redemptions and repurchases of, equity interests; (ii) prepayments of junior indebtedness, redemptions and repurchases of debt; (iii) the incurrence of liens and sale-leaseback transactions; (iv) loans and investments including joint ventures; and (v) incurrence of debt. The Facilities and Revolving Loan Facility also contain events of default and have financial covenants, including but not limited to the following covenants: (i) minimum adjusted consolidated tangible net worth; (ii) maximum ratio of debt to adjusted consolidated tangible net worth; (iii) minimum ratio of EBITDA to interest capitalized; (iv) maximum ratio of units owned to units closed; (v) maximum ratio of land to adjusted consolidated tangible net worth; and (vi) maximum ratio of unsold units to units closed. As noted above, on October 25, 2007, the Revolving Loan Facility and the First Lien Term Loan Facility were amended to waive the financial covenants through December 31, 2007. The Revolving Loan Facility is subject to a borrowing base, which includes a reserve for amounts outstanding under the Facilities. The Second Lien Term Loan Facility contains a limitation on amounts outstanding under the Revolving Loan Facility and the Facilities based on a percentage of inventory.
     Interest on the PIK Notes is payable semi-annually. The PIK Notes are unsecured senior subordinated obligations of ours, and are guaranteed on an unsecured senior subordinated basis by each of our existing and future subsidiaries that guarantee our 7.5% Senior Subordinated Notes due 2015 (the “Existing Notes”). We are required to pay 1% of the interest in cash and the remaining 13.75%, at our option, (i) in cash, (ii) entirely by increasing the principal amount of the Notes or issuing new notes, or (iii) a combination thereof. The Notes will mature on July 1, 2015. The indenture governing the Notes contains the same covenants as contained in the indenture governing the Existing Notes and is subject, in most cases, to any change to such covenants made to the indenture governing the Existing Notes. The Notes are redeemable by us at redemption prices greater than their principal amount. The PIK Notes contain an optional redemption feature that allows us to redeem up to a maximum of 35% of the aggregate principal amount of the PIK Notes using the proceeds of subsequent sales of its equity interest at 114.75% of the aggregate principal amount of the PIK Notes then outstanding, plus accrued and unpaid interest. Additionally, after July 1, 2012, subject to certain terms of our other debt agreements, we may redeem the PIK Notes at a premium to the principal amount as follows: 2012-107.375%; 2013-103.688%; 2014 and thereafter-100.000%. The call options exercisable at anytime after July 1, 2012 at a premium do not require bifurcation under SFAS 133 because they are only exercisable by us and they are not contingently exercisable. The redemption option conditionally exercisable based on the proceeds raised from an equity offering at 114.75% of up to 35% of the aggregate outstanding PIK Note principal represents an embedded call option that must be bifurcated from the PIK Notes; however, the fair value of this call option is not material and has not been bifurcated from the host instrument at September 30, 2007.
     The PIK Notes provide for registration rights for the holders whereby the interest rate shall increase by 0.25% per annum for the first 90 days of a registration default, as defined, which amount shall increase by an additional 0.25% every 90 days a registration default is continuing, not to exceed 1.0% in the aggregate, from and including the date of the registration default to and excluding the date on which the registration default is cured. Registration default payments shall be paid, at our option, in (i) cash, (ii) additional Notes, or (iii) a combination thereof. For the three and nine months ended September 30, 2007, we have not incurred additional interest expense as a result of such default.
          We have been notified by the New York Stock Exchange that our stock is below the minimum average trading price required for continued listing. We may receive additional notices of non-compliance with certain other standards including market capitalization shortly. If our shares are delisted from the NYSE, this will constitute a “change of control” under our credit agreements, which is an event of default. The lenders may terminate our right to borrow and declare the loans to be due and payable. We are currently in discussions with our lenders to obtain a waiver for this event of default. No assurances can be made that a waiver will be obtained.
     While the amendments provide us with temporary relief from certain credit agreement covenants, we face many challenges including, among other things, our current level of indebtedness, which challenge has become much further intensified based on market conditions that have become materially worse for all homebuilders since late July 2007. In connection therewith, and as noted above, we are pursuing a number of initiatives including asset sales, the wind down of divisions, abandoning our rights under option contracts that no longer provide acceptable returns based on changing conditions, further reductions in selling, general and administrative expenses and are considering all available restructuring and reorganization alternatives and processes including, among other things, restructuring our capital structure including attempting to exchange some or all of our outstanding indebtedness for equity. We may not be successful in achieving these alternatives and the alternatives, if achieved, may not be successful. See further discussion in Note 1.
     Our indentures also limit our ability to incur new indebtedness. Any new borrowings (other than certain refinancing indebtedness) are limited to $415.7 million.
     As of September 30, 2007, we had $150.3 million outstanding under the Revolving Loan Facility, had issued letters of credit totaling $213.9 million and had $130.0 million in availability, all of which we could have borrowed without violating any of our debt covenants considering the amendment to these covenants made on October 25, 2007. In order to fund our future operations we may have to draw additional amounts under our Revolving Loan Facility. Such amounts may not be available to us if we are unable to satisfy our covenants and may be further restricted based on the fact that our October 25, 2007 amendments extend only to December 31, 2007. Therefore, if we are not able to successfully renegotiate new acceptable terms or refinance our current borrowings, we will be in default.
     On April 12, 2006, we issued $250.0 million of the 8-1/4% senior notes due 2011 for net proceeds of $248.8 million. In connection with the issuance of the 8 1/4 % senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions). The registration statement has not been declared effective within the required 180 days of issuance and, as a result, on October 9, 2006, in accordance with their terms, the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and shall increase by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. For the nine months ended September 30, 2007, we incurred $1.8 million of additional interest expense as a result of such default.
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
Financial Services Borrowings
     Our mortgage subsidiary has two warehouse lines of credit in place to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”), which was amended on December 9, 2006, provides for revolving loans of up to $100.0 million. The Primary Warehouse Line of Credit, as amended, expires on December 8, 2007. The Primary Warehouse Line of Credit, as amended, bears interest at the 30 day LIBOR rate plus a margin of 1.0% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Primary Warehouse Line of Credit, as amended, also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or declare dividends or other restricted payments, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities.
     On August 7, 2007, we amended our mortgage subsidiary’s other $50.0 million warehouse line of credit to reduce the size of the facility to $35.0 million (the “Secondary Warehouse Line of Credit”). The Secondary Warehouse Line of Credit is comprised of (1) a credit facility providing for revolving loans of up to $20.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $15.0 million in mortgage loans generated by our mortgage subsidiary. On September 18, 2007 the purchase and sale agreement was expanded from $15.0 million to $30.0 million. At no time may the amount outstanding under this Secondary Warehouse Line of Credit, plus the amount of purchased loans pursuant to the purchase and sale agreement exceed $50.0 million. The Secondary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125%. The Secondary Warehouse Line of Credit expires on August 8, 2008.

     As a result of the Company breaching certain covenants in its Second Amended and Restated Revolving Credit Agreement and First Lien Term Loan Credit Agreement as of September 30, 2007, an event of default occurred under the $20.0 million credit facility within the Secondary Warehouse Line of Credit. Although an amendment dated October 25, 2007 waived the default, the lender has no obligation to make any loans through the waiver period which ends December 31, 2007.
     Both lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At September 30, 2007, we had $13.1 million in borrowings under our Primary Warehouse Line of Credit, with the capacity to borrow an additional $86.9 million, subject to satisfying the relevant borrowing conditions. At September 30, 2007, we had $9.3 million in borrowings under our Secondary Warehouse Line of Credit. In accordance with the waiver obtained, we currently have no borrowings outstanding under the Secondary Warehouse Line of Credit.
10. Income Taxes
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
     As a result of the implementation of FIN 48, we recognized a $1.3 million increase in our liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings at January 1, 2007. After giving effect to the adjustment above, we recorded a $5.1 million liability for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $0.4 million. The liability for unrecognized tax benefits is included as an offset to the income taxes receivable which is included in other assets in the accompanying statement of financial condition as of September 30, 2007. We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for tax expense. Total unrecognized tax benefits that, if recognized, would affect the effective tax rate is $5.6 million, including interest and penalties at September 30, 2007.
     Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption and measurement provisions of FIN 48. We continue to recognize interest and penalties as capitalized within the provision for income taxes in our consolidated statements of operations. We have recorded a liability of $0.9 million and $0.4 million for interest and penalties, which is included as a component of the liabilities for unrecognized tax benefits at September 30, 2007 and January 1, 2007, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
     As of September 30, 2007, we have gross deferred tax assets of $320.1 million, resulting primarily from deductible temporary differences. At September 30, 2007, we have provided for a valuation allowance on our deferred tax assets of $320.1 million as compared to $42.1 million at December 31, 2006. The valuation allowance has been established and maintained for deferred tax assets on a “more likely than not” threshold. We have considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (i) future reversals of existing taxable temporary differences; (ii) taxable income in prior carryback years; (iii) tax planning strategies; and (iv) future taxable income exclusive of reversing temporary differences and carryforwards.
     Since all of the taxable income in the prior carryback years is anticipated to be offset by 2007 operating losses, the first source of taxable income listed above is not available to support the recognition of our deferred tax assets. Additionally, due to our cumulative losses in recent years, we have not relied upon future taxable income exclusive of reversing temporary differences and carryforwards for the realization of any of our deferred tax assets. Reliance on future taxable income as a source is difficult when there is negative evidence such as in our situation where we have cumulative losses. Cumulative losses weigh heavily in our overall assessment. We determine cumulative losses on a rolling twelve-quarter basis. Income forecasts were considered in conjunction with other positive and negative evidence, including our current financial performance, the financial impact of the Transeastern JV settlement, our market environment and other factors. As a result, the conclusion was made that there was not sufficient positive evidence to enable us to conclude that it was more likely than not that our deferred tax assets would be realized. Therefore, we have provided a valuation allowance on the entire amount of our net deferred tax assets. This assessment will continue to be undertaken in the future.
     Our results of operations may be impacted in the future by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. Our results of operations might be favorably impacted in the future by reversals of valuation allowances if we are able to demonstrate sufficient positive evidence that our deferred tax assets will be realized. However, there could be restrictions on the amount of the carryforwards that can be utilized if certain changes in our ownership should occur which likely would significantly limit potential future benefit, even if we could demonstrate sufficient positive evidence that our deferred taxes could otherwise be realized.
     Primarily as a result of the change in our valuation allowance during the three and nine months ended September 30, 2007, the effective tax rate applied to our losses for the three and nine months ended September 30, 2007 is significantly below the federal statutory rate of 35%.
     We anticipate receiving refunds of previously paid income taxes for 2005 and 2006 through the carryback of its taxable loss. From 2007, refunds of both federal and state income taxes as the result of recently filed returns for 2006 and refunds of 2007 estimated taxes totaling approximately $240.2 million. This amount, offset by the $5.6 million liability for unrecognized tax benefits discussed above is reflected in other assets in the accompanying statement of financial condition at September 30, 2007.
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
     During the nine months ended September 30, 2007 and 2006, the activity in our warranty cost accrual consisted of the following (dollars in millions):

	Nine Months Ended
	September 30,
	2007	2006
Accrued warranty costs at January 1	$7.4	$6.6
Liability recorded for warranties issued during the period	4.4	6.8
Warranty work performed	(4.4)	(5.9)
Adjustments	(2.0)	0.3

Accrued warranty costs at September 30	$5.4	$7.8

     Letters of Credit and Performance Bonds
     We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and deposits on homesite purchase contracts. Under these arrangements, we had total outstanding letters of credit of $213.9 million. As a result of abandoning our rights under option contracts, as of September 30, 2007, we accrued $99.7 million for letters of credits which we anticipated would be drawn due to nonperformance under such contracts. Of this amount, $91.2 million of letters of credit have been drawn and have increased our borrowings outstanding under our Revolving Loan Facility.
     At September 30, 2007, we have total outstanding performance / surety bonds of $233.5 million and have estimated our exposure on our outstanding surety bonds to be $151.5 million based on development remaining to be completed. We have been experiencing a reduction in availability of security bond capacity. In addition to increasing cost of surety bond premiums there have been, and may continue to be, some cases where we have to obtain a letter of credit or provide other collateral to secure necessary surety bonds. If we are unable to secure such bonds, we may elect to post alternative forms of collateral with government entities or escrow agents.
     Exposure on Abandoned Homesite Option Contracts
     As of September 30, 2007, we have abandoned our rights under option contracts that require us to complete the development of land for a fixed reimbursable amount. At September 30, 2007, we recorded a loss accrual of $22.7 million, in connection with the abandonment of these option contracts, for our estimated obligations under the development agreements. This accrual is included in accounts payable and other liabilities in the accompanying consolidated statement of financial condition at September 30, 2007.
     In addition, certain of these option contracts give the other party the right to require us to purchase homesites or guarantee certain minimum returns. As of September 30, 2007, we have abandoned our rights under option contracts that give the other party the right to require us to purchase the homesites. On some of these option contracts, we have received notices in which the other party is exercising their right to require us to purchase the homesites under this provision of the option contracts. We do not have the ability to comply with these notices due to liquidity constraints. These option contracts were previously consolidated and the inventory was included in inventory not owned and the corresponding liability was included in obligations for inventory not owned. As we do not have the intent or the ability to comply with the requirement to purchase the property, we have deconsolidated these option contracts at September 30, 2007. Capitalized pre-acquisition costs associated with these option contracts are impaired and $33.3 million was written off during the three months ended September 30, 2007. In addition, at September 30, 2007, we recorded a loss accrual of $12.6 million, in connection with the abandonment of these option contracts, for our estimated obligations under these option contracts and $19.3 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts.
     Class Action Lawsuit
     Beginning In December 2006, various stockholder plaintiffs brought lawsuits seeking class action status in the U.S. District Court for the Southern District of Florida. At a hearing held March 29, 2007, the Court consolidated the actions and heard arguments on the appointment of lead plaintiff and counsel. On September 7, 2007, the Court appointed Diamondback Capital Management, L.L.C. as the lead plaintiff and approved Diamondback’s selection of counsel. Pursuant to a scheduling order, the lead plaintiff filed a Consolidated Complaint on November 2, 2007. The Consolidated Complaint names us, all of our directors, David Keller, Randy Kotler, Beatriz Koltis, Lonnie Fedrick, Technical Olympic, S.A., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and JMP Securities LLC as defendants. The alleged class period is August 1, 2005 to March 19, 2007. The plaintiffs allege that our public filings and other public statements that described the financing for the Transeastern Joint Venture as non-recourse to us were false and misleading. Plaintiffs also allege that certain public filings and statements were misleading or suffered from material omissions in failing to fully disclose or describe the Completion and Carve-Out Guaranties that we executed in support of the Transeastern JV financing. Plaintiffs assert claims under Section 11 of the Securities Act against all defendants other than Ms. Koltis for strict liability and negligence regarding the registration statements and prospectus associated with the September 2005 offering of 4 million shares of stock. As explained above, plaintiffs contend that the registration statements and prospectus contained material misrepresentations and suffered from material omissions in the description of the Transeastern JV financing and our related obligations. Plaintiffs assert related claims against Technical Olympic, S.A. and Messrs. K. Stengos, Mon, Keller and McAden as controlling persons responsible for the statements in the registration statements and prospectus. Plaintiffs also allege claims under Section 10(b) of the Exchange Act for fraud with respect to various public statements about the non-recourse nature of the Transeastern debt and alleged omissions in disclosing or describing the Guaranties. These claims are alleged against us, Messrs. Mon, McAden, Keller and Kotler and Ms. Koltis. Finally, plaintiffs assert related claims against Messrs. Mon, Keller, Kotler and McAden as controlling persons responsible for the various alleged false disclosures. Plaintiffs seek compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of our common stock and purchasers and sellers of options on our common stock. Our response to the Consolidated Complaint is due on January 2, 2008. No trial date has been set in these consolidated actions.
     Bondholders
     On October 26, 2007, our Board of Directors received a letter from counsel to a group of holders of our senior and subordinated notes (the “Noteholder Group”). The Noteholder Group claimed that we had transferred approximately $422.9 million to lenders to the Transeastern JV on July 31, 2007. The Noteholder Group argued that the transfer may be avoidable under section 547 of the Bankruptcy Code if we filed for bankruptcy protection on or before October 29, 2007. The Noteholder Group urged that our Board of Directors take all steps necessary to preserve the section 547 claim, including directing that we file for bankruptcy on or before October 29, 2007. The Noteholder Group reserved its rights to file claims for breach of fiduciary duty and aiding breach of fiduciary duty if we did not file for bankruptcy in time to preserve the Section 547 claim. We did not file for bankruptcy protection as requested by the Noteholder Group.
12. Stockholders’ Equity and Stock-Based Compensation
     Under the TOUSA, Inc. Annual and Long-Term Incentive Plan (the “Plan”) employees, consultants and directors of ours, our subsidiaries and affiliated entities, (as defined in the Plan), are eligible to receive options to purchase shares of common stock. Each stock option expires on a date determined when the options are granted, but not more than ten years after the date of grant. Stock options granted have a vesting period ranging from immediate vesting to a graded vesting over five years. Under the Plan, subject to adjustment as defined, the maximum number of shares with respect to which awards may be granted is 8,250,000. At September 30, 2007, there were 169,359 shares available for grant.
     Effective January 1, 2006, we adopted the provisions of the 2004-revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Additionally, in connection with the adoption of SFAS 123R we recognized a cumulative change in accounting principle of $2.0 million, net of tax, related to certain common stock purchase rights that were accounted for under the variable accounting method. The cumulative effect of the change in accounting principle of $3.2 million, gross of tax, was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statement of operations. The adoption of SFAS 123R resulted in a charge of $10.7 million and $6.8 million to income from continuing operations before income taxes and net income, respectively, for the nine months ended September 30, 2006. The impact of adopting SFAS 123R on both basic and diluted earnings was $0.11 per share for the nine months ended September 30, 2006.
     During the nine months ended September 30, 2007 and 2006, we recognized compensation expense related to stock options of $3.0 million and $2.9 million, respectively.
     Activity under the Plan for the nine months ended September 30, 2007 was as follows:

		Weighted
		Average
		Exercise
	Options	Price
Options outstanding at December 31, 2006	7,712,574	$13.04
Granted	189,552	$9.45
Exercised	—	$—
Forfeited	(45,000)	$17.61

Options outstanding at September 30, 2007	7,857,126	$12.93

     As of September 30, 2007, there was $3.6 million of total unrecognized compensation expense related to unvested stock option awards.
     Convertible PIK Preferred Stock
     The Preferred Stock ranks senior to all of our capital stock with respect to liquidation, dividends and has an initial aggregate liquidation preference of $117.5 million and accrues dividends semi-annually at 8% per annum as follows: (i) 1% payable in cash; (ii) the remaining 7% payable, at our option, in cash, additional Preferred Stock, or a combination thereof at our option. The Preferred Stock is mandatorily redeemable on July 1, 2015 in, at our option, cash, Common Stock or a combination thereof. The Preferred Stock is convertible into our Common Stock, at a conversion price which initially equals the 20-trading day average Common Stock closing price commencing 60 days immediately after the closing of the settlement (the “Measurement Period”) multiplied by 1.40. The Measurement Period has ended and the resulting conversion price is $1.61 per share. As a result, if all of the holders of the Preferred Stock exercised the conversion feature, the Company would have to issue approximately 73.0 million shares of its Common Stock. The conversion price of the Preferred Stock will be adjusted for certain anti-dilution events including below market price or below the conversion price issuances by us of our Common Stock, subject to certain exceptions. We believe the Preferred Stock conversion feature is substantive.
     Since the redemption of the Preferred Stock is contingently or optionally redeemable and therefore not certain to occur and the conversion feature is substantive, the Preferred Stock is not required to be classified as a liability under SFAS 150. The Preferred Stock is redeemable in cash solely at the Company’s option, except in normal liquidation. Holders can not require the Company to settle the instrument, including accrued and unpaid dividends, in cash. As there are no situations whereby this option is outside of the Company’s control, the Preferred Stock meets the requirements of permanent equity classification pursuant to ASR 268. While the Preferred Stock is redeemable for cash, redemption is not (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within our control. We believe that cash would only be required to be paid to the Preferred Stock in a liquidation event and, therefore, the criteria for permanent equity classification pursuant to EITF Topic D-98 have been met. In addition, based on analyses of the requirements of paragraphs 12 through 32 of EITF 00-19, the settlement of the conversion and redemption features in shares are within the Company’s control. Therefore, the Preferred Stock has been classified as a component of stockholders’ equity. Further, no other embedded derivatives require bifurcation from the Preferred Stock under SFAS 133 and EITF 00-19.
     As of September 30, 2007, the Preferred Stock redemption amount includes amounts representing dividends not currently declared or paid but which will be payable under the redemption features. The Preferred Stock is currently redeemable because redemption of the instrument, absent the existence of the share settled conversion option, is certain to occur at maturity. As of

September 30, 2007, $0.6 million of the redemption amount was accreted to the Preferred Stock and recognized as a reduction to additional paid in capital, consistent with EITF Topic D-98.
     The Preferred Stock contains a contingent dividend feature, which provides for an increase in the dividend rate of 0.25% during the period in which the Company fails to register the underlying common stock. This increase in the dividend rate becomes effective after 270 days. The contingent dividend feature constitutes an obligation to make future payments or otherwise transfer consideration under a registration payment arrangement. In accordance with FSP EITF 00-19-2, the contingent dividend feature should be separately recognized and measured in accordance with SFAS 5. As of September 30, 2007, there was no amount accrued for the Company’s obligation under the registration payment arrangement.
     In accordance with EITF 98-5, the intrinsic value of the beneficial conversion feature required measurement at the commitment date by comparing the Company’s stock price at date of closing to the conversion price, as defined, which is determinable at the end of the 20 trading days commencing 60 calendar days after closing. In accordance with EITF 00-27, $84.0 million, representing the intrinsic value of the beneficial conversion feature (which is limited to the fair value of the instrument), is amortized from additional-paid in capital to Preferred Stock from October 26, 2007 to July 1, 2015. The value attributable to the beneficial conversion feature will be recognized and measured by allocating a portion of the proceeds to additional paid-in-capital and a discount to the Preferred Stock.
     Dividends of and amortization of the discount on the Preferred Stock are recorded as charges to retained earnings or additional paid in capital, if no retained earnings, and reduce net income in the determination of income available to shareholders for the purposes of computing basic and diluted earnings per share.
     Also, because the Preferred Stock allows the Company to chose whether dividends are paid in kind or in cash, consitent with EITF 00-27, we will determine and, if required, measure a beneficial conversion feature based on the fair value of its stock price on the date dividends are declared on the Convertible Preferred shares and will be recognized as a reduction to retained earnings and the convertible preferred shares newly issued if the fair value of the stock on the declaration date is below the contractual conversion price. The “discount” on the Convertible Preferred shares issued as PIK dividends will then be accreted through the contractual maturity of the instrument.
     The Preferred Stock is not a participating security, as defined in SFAS 128 and EITF 03-6, and, therefore, does not require the two-class method of calculating EPS. The Preferred Stock provides for the adjustment to the conversion price for common stock dividends declared. The Preferred Stock have not been included in diluted EPS at September 30, 2007 as their effect is anti-dilutive.
     Warrants
     The Warrants are exercisable for a term of five years from the date of issuance. The warrants had an estimated fair value of $16.3 million at issuance (based on the Black-Scholes option pricing model and certain agreed upon inputs). The warrants were issued in two tranches with exercise prices based on the Measurement Period multiplied by 1.25 or 1.50, respectively. The Measurement Period has ended. As a result, the warrants are exercisable as follows (i) 5,045,662 shares of Common Stock can be purchased at $5.31 per share, and (ii) 5,045,662 shares of Common Stock can be purchased at $6.38 per share. The exercise prices of the Warrants will be adjusted for certain anti-dilution events including below market price or below the conversion price issuances by the Company of its Common Stock, subject to certain exceptions. Upon exercise of the warrants by the holders thereof, we may, in our sole discretion, satisfy our obligations under any warrant being exercised by: (i) paying the holder the value of the Common Stock to be delivered in cash less the exercise price; (ii) paying such amount in Common Stock rather than cash; (iii) delivering shares of Common Stock upon receiving the cash exercise price therefore; or (iv) any combination of the foregoing.
     The Charter Amendment
     In connection with the closing of the Transeastern JV settlement, we increased the authorized shares of Common Stock in our Certificate of Incorporation to 975,000,000 to provide sufficient shares for, among other things, the maximum amount of shares of Common Stock to be delivered upon full exercise of the warrants and full conversion of shares of the Preferred Stock. We currently have approximately 60 million shares of Common Stock outstanding. We made the amendment pursuant to the written consent of our controlling stockholder, which was effective on July 30, 2007.
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

Florida: Central Florida, Jacksonville, Southeast Florida, Southwest Florida, Tampa/St. Petersburg
Mid-Atlantic: Baltimore/Southern Pennsylvania, Delaware, Nashville, Northern Virginia
Texas: Austin, Houston, San Antonio
West: Colorado, Las Vegas, Phoenix
     Evaluation of segment performance is based on the segment’s results of operations without consideration of income taxes. Results of operations for our four homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings from unconsolidated joint ventures, and other income/expense less the cost of homes and land sold and selling, general and administrative expenses. The results of operations for our Financial Services segment consists of revenues generated from mortgage financing, title insurance and other ancillary services less the cost of such services and certain selling, general and administrative expenses.

     The operational results of each of our segments are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Financial information relating to our operations, presented by segment, was as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Homebuilding:
Florida	$195.6	$218.1	$671.1	$772.9
Mid-Atlantic	81.4	70.2	196.1	211.4
Texas*	149.0	156.7	469.0	438.5
West	66.9	131.8	283.1	358.8

Total Homebuilding	492.9	576.8	1,619.3	1,781.6
Financial Services	8.3	15.8	31.3	48.4

Total revenues	$501.2	$592.6	$1,650.6	$1,830.0

(Income) loss from unconsolidated joint ventures:
Florida	$0.2	$(3.3)	$2.1	$(7.2)
Mid-Atlantic	—	(4.1)	(2.2)	(7.3)
Texas	(0.3)	—	(0.3)	—
West	9.3	(21.6)	9.2	(80.2)

	$9.2	$(29.0)	$8.8	$(94.7)
Impairments on unconsolidated joint ventures:
Florida	$16.4	$148.4	$20.4	$148.4
Mid-Atlantic	—	—	1.5	—
Texas	—	—	—	—
West	7.0	—	7.0	—

	$23.4	$148.4	$28.9	$148.4

Loss from unconsolidated joint ventures after impairments	$32.6	$119.4	$37.7	$53.7

Results of Operations:
Homebuilding:
Florida	$(299.4)	$(116.0)	$(290.3)	$(5.5)
Mid-Atlantic	(52.0)	(9.9)	(97.7)	2.3
Texas*	14.6	15.1	43.3	43.2
West	(199.4)	(3.4)	(276.2)	72.9

Total Homebuilding	(536.2)	(114.2)	(620.9)	112.9
Financial Services	0.2	5.0	5.2	15.9
Corporate and unallocated	(73.8)	(12.1)	(220.1)	(57.4)

Total income (loss) from continuing operations before income taxes	$609.8	$(121.3)	$(835.8)	$71.4

	September 30,	December 31,
	2007	2006
Assets:
Homebuilding:
Florida	$825.0	$892.9
Mid-Atlantic	123.1	230.4
Texas*	249.9	210.6
West	567.8	721.4
Assets held for sale*	10.1	124.8
Financial Services	48.8	65.5
Corporate and unallocated	467.0	596.6

Total assets	$2,291.7	$2,842.2

Investments in Unconsolidated Joint Ventures:
Florida	$—	$29.4
Mid-Atlantic	0.9	5.3
Texas	7.2	6.8
West	72.8	87.5

Total Investments in Unconsolidated Joint Ventures	$80.9	$129.0

*	The Texas region excludes the Dallas division, which is classified as a discontinued operation.
14. Discontinued Operations
     On June 6, 2007, we sold substantially all of our Dallas division to Wall Homes Texas LLC for $56.5 million and realized a pre-tax loss on disposal of $13.6 million. Certain communities were not part of the sale. We are actively marketing these communities for sale and it is our intention to exit these communities within a year.
     During the three months ended March 31, 2007, we determined that the pending sale of our Dallas division at a price below the carrying value was an indicator of impairment. We performed an interim goodwill impairment test as of March 31, 2007 and, at that time, determined that the goodwill recorded in our Dallas division was impaired; accordingly, we wrote off $3.1 million of goodwill which is included in loss from discontinued operations for the nine months ended September 30, 2007.
     In accordance with SFAS 144, results of our Dallas division have been classified as discontinued operations, and prior periods have been restated to be consistent with the September 30, 2007, presentation. Discontinued operations include Dallas division revenues of $1.1 million and $34.9 million for the three months ended September 30, 2007 and 2006, respectively, and $44.7 million and $104.0 million for the nine months ended September 30, 2007 and 2006, respectively. The Dallas division had a net loss of $3.9 million for the three months ended September 30, 2007 as compared to net income of $0.2 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, the Dallas division had a net loss of $17.6 million (including an $8.6 million after-tax loss on disposal) as compared to net income of $1.2 million for the nine months ended September 30, 2006.
     Included in the net loss of the Dallas division for the three and nine months ended September 30, 2007 are $2.8 million and $5.7 million, respectively, of inventory impairments.
     Assets held for sale, as shown on the consolidated statements of financial condition, consist primarily of $10.1 million and $124.8 million of inventory at September 30, 2007 and December 31, 2006, respectively.

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
Consolidating Statement of Financial Condition
September 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$91.5	$(13.3)	$—	$—	$78.2
Inventory	—	1,571.8	—	—	1,571.8
Property and equipment, net	4.8	23.8	—	—	28.6
Investments in unconsolidated joint ventures	—	80.9	—	—	80.9
Receivables from unconsolidated joint ventures, net	—	42.2	—	—	42.2
Investments in/ advances to consolidated subsidiaries	1,439.4	(338.7)	0.7	(1,101.4)	—
Other assets	298.1	73.0	—	—	371.1
Goodwill	—	60.0	—	—	60.0
Assets held for sale	—	10.1	—	—	10.1

	1,833.8	1,509.8	0.7	(1,101.4)	2,242.9

FINANCIAL SERVICES:
Cash and cash equivalents	—	—	7.1	—	7.1
Mortgage loans held for sale	—	—	31.0	—	31.0
Other assets	—	—	10.7	—	10.7

	—	—	48.8	—	48.8

Total assets	$1,833.8	$1,509.8	$49.5	$(1,101.4)	$2,291.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$61.1	$335.0	$—	$—	$396.1
Customer deposits	—	48.9	—	—	48.9
Obligations for inventory not owned	—	44.5	—	—	44.5
Notes payable	1,574.1	—	—	—	1,574.1
Bank borrowings	150.3	—	—	—	150.3
Liabilities associated with assets held for sale	—	2.5	—	—	2.5

	1,785.5	430.9	—	—	2,216.4

FINANCIAL SERVICES:
Accounts payable and other liabilities	—	(0.6)	5.2	—	4.6
Bank borrowings	—	—	22.4	—	22.4

	—	(0.6)	27.6	—	27.0

Total liabilities	1,785.5	430.3	27.6	—	2,243.4

Total stockholders’ equity	48.3	1,079.5	21.9	(1,101.4)	48.3

Total liabilities and stockholders’ equity	$1,833.8	$1,509.8	$49.5	$(1,101.4)	$2,291.7

Consolidating Statement of Financial Condition
December 31, 2006

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$53.6	$(2.4)	$—	$—	$51.2
Inventory	—	2,078.5	—	—	2,078.5
Property and equipment, net	6.5	22.0	—	—	28.5
Investments in unconsolidated joint ventures	—	129.0	—	—	129.0
Receivables from unconsolidated joint ventures, net	—	27.2	—	—	27.2
Investments in/ advances to consolidated subsidiaries	1,933.4	(188.9)	8.2	(1,752.7)	—
Other assets	190.1	46.5	—	—	236.6
Goodwill	—	100.9	—	—	100.9
Assets held for sale	—	124.8	—	—	124.8

	2,183.6	2,337.6	8.2	(1,752.7)	2,776.7

FINANCIAL SERVICES:
Cash and cash equivalents	—	—	11.0	—	11.0
Mortgage loans held for sale	—	—	41.9	—	41.9
Other assets	—	—	12.6	—	12.6

	—	—	65.5	—	65.5

Total assets	$2,183.6	$2,337.6	$73.7	$(1,752.7)	$2,842.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$348.0	$206.2	$—	$—	$554.2
Customer deposits	—	62.6	—	—	62.6
Obligations for inventory not owned	—	300.6	—	—	300.6
Notes payable	1,060.7	—	—	—	1,060.7
Bank borrowings	—	—	—	—	—
Liabilities associated with assets held for sale	—	47.8	—	—	47.8

	1,408.7	617.2	—	—	2,025.9

FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	6.0	—	6.0
Bank borrowings	—	—	35.4	—	35.4

	—	—	41.4	—	41.4

Total liabilities	1,408.7	617.2	41.4	—	2,067.3

Total stockholders’ equity	774.9	1,720.4	32.3	(1,752.7)	774.9

Total liabilities and stockholders’ equity	$2,183.6	$2,337.6	$73.7	$(1,752.7)	$2,842.2

Consolidating Statement of Operations
Three Months Ended September 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$492.9	$—	$—	$492.9
Cost of sales	—	930.3	—	—	930.3

Gross profit (loss)	—	(437.4)	—	—	(437.4)
Selling, general and administrative expenses	23.3	66.3	—	(3.6)	86.0
Loss from unconsolidated joint ventures, net	—	9.2	—	—	9.2
Impairments on investments in unconsolidated joint ventures	—	23.4	—	—	23.4
Provision for settlement of loss contingency	40.7	—	—	—	40.7
Goodwill impairment	—	2.7	—	—	2.7
Interest expense	10.0	—	—	—	10.0
Other (income) expenses, net	547.5	30.2	—	(577.1)	0.6

Homebuilding pretax income (loss)	(621.5)	(569.2)	—	580.7	(610.0)

FINANCIAL SERVICES:
Revenues	—	—	11.9	(3.6)	8.3
Expenses	—	—	8.2	(0.1)	8.1

Financial Services pretax income	—	—	3.7	(3.5)	0.2

Income (loss) from continuing operations before income taxes	(621.5)	(569.2)	3.7	577.2	(609.8)
Provision (benefit) for income taxes	(1.8)	6.0	1.8	—	6.0

Income (loss) from continuing operations	(619.7)	(575.2)	1.9	577.2	(615.8)

Discontinued operations:
Loss from discontinued operations	—	(3.9)	—	—	(3.9)

Loss from discontinued operations, net of taxes	—	(3.9)	—	—	(3.9)

Net income (loss)	$(619.7)	$(579.1)	$1.9	$577.2	$(619.7)
Dividends and accretion of discount on preferred stock	2.2	—	—	—	—

Net income (loss) available to common stockholders	$(621.9)	$(575.7)	$1.9	$573.8	$(621.9)

Consolidating Statement of Operations
Three Months Ended September 30, 2006

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$576.8	$—	$—	$576.8
Cost of sales	—	$497.1	$—	$—	497.1

Gross profit	—	79.7	—	—	79.7
Selling, general and administrative expenses	12.3	69.9	—	(1.4)	80.8
(Income) from unconsolidated joint ventures, net	—	(29.0)	—	—	(29.0)
Impairments on unconsolidated joint ventures	—	148.4	—	—	148.4
Provision for settlement of loss contingency	—	—	—	—	—
Goodwill impairment	—	5.7	—	—	5.7
Other (income) expenses, net	66.4	4.8	—	(71.1)	0.1

Homebuilding pretax income (loss)	(78.7)	(120.1)	—	72.5	(126.3)

FINANCIAL SERVICES:
Revenues	—	—	17.2	(1.4)	15.8
Expenses	—	—	13.0	(2.2)	10.8

Financial Services pretax income	—	—	4.2	0.8	5.0

Income (loss) from continuing operations before income taxes	(78.7)	(120.1)	4.2	73.3	(121.3)
Provision (benefit) for income taxes	1.3	(44.2)	1.8	—	(41.1)

Income (loss) from continuing operations	(80.0)	(75.9)	2.4	73.3	(80.2)

Discontinued operations:
Income (loss) from discontinued operations	—	0.4	—	—	0.4

Provision for income taxes	—	0.2	—	—	0.2

Income (loss) from discontinued operations, net of taxes	—	0.2	—	—	0.2

Net income (loss)	$(80.0)	$(75.7)	$2.4	$73.3	$(80.0)

Consolidating Statement of Operations
Nine Months Ended September 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$1,619.3	$—	$—	$1,619.3
Cost of sales	—	1,959.0	—	—	1,959.0

Gross profit (loss)	—	(339.7)	—	—	(339.7)
Selling, general and administrative expenses	63.1	210.1	—	(10.8)	262.4
Loss from unconsolidated joint ventures, net	—	8.8	—	—	8.8
Impairments on investments in unconsolidated joint ventures	—	28.9	—	—	28.9
Provision for settlement of loss contingency	151.6	—	—	—	151.6
Goodwill impairment	—	40.9	—	—	40.9
Interest expense	10.0	0.2	—	—	10.2
Other (income) expenses, net	605.4	40.5	—	(647.4)	(1.5)

Homebuilding pretax income (loss)	(830.1)	(669.1)	—	658.2	(841.0)

FINANCIAL SERVICES:
Revenues	—	—	42.0	(10.7)	31.3
Expenses	—	—	30.0	(3.9)	26.1

Financial Services pretax income	—	—	12.0	(6.8)	5.2

Income (loss) from continuing operations before income taxes	(830.1)	(669.1)	12.0	651.4	(835.8)
Provision (benefit) for income taxes	(12.4)	(28.7)	5.4	—	(35.7)

Income (loss) from continuing operations	(817.7)	(640.4)	6.6	651.4	(800.1)

Discontinued operations:
Income (loss) from discontinued operations	—	(11.8)	—	—	(11.8)
Income (loss) from disposal of discontinued operations	—	(13.6)	—	—	(13.6)
Provision for income taxes	—	(7.8)	—	—	(7.8)

Income (loss) from discontinued operations, net of taxes	—	(17.6)	—	—	(17.6)

Net income (loss)	$(817.7)	$(658.0)	$6.6	$651.4	$(817.7)
Dividends and accretion of discount on preferred stock	2.2	—	—	—	2.2

Net income (loss) available to common stockholders	$(819.9)	$(658.0)	$6.6	$651.4	$(819.9)

Consolidating Statement of Operations
Nine Months Ended September 30, 2006

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
HOMEBUILDING:
Revenues	$—	$1,781.6	$—	$—	$1,781.6
Cost of sales	—	1,396.9	—	—	1,396.9

Gross profit	—	384.7	—	—	384.7
Selling, general and administrative expenses	58.6	219.1	—	(3.6)	274.1
(Income) from unconsolidated joint ventures, net	—	(94.7)	—	—	(94.7)
Impairments on unconsolidated joint ventures	—	148.4	—	—	148.4
Provision for settlement of loss contingency	—	—	—	—	—
Goodwill impairment	—	5.7	—	—	5.7
Other (income) expenses, net	(96.3)	26.9	—	65.1	(4.3)

Homebuilding pretax income (loss)	37.7	79.3	—	(61.5)	55.5

FINANCIAL SERVICES:
Revenues	—	—	52.0	(3.6)	48.4
Expenses	—	—	39.2	(6.7)	32.5

Financial Services pretax income	—	—	12.8	3.1	15.9

Income (loss) from continuing operations before income taxes	37.7	79.3	12.8	(58.4)	71.4
Provision (benefit) for income taxes	(4.9)	29.4	5.5	—	30.0

Income (loss) from continuing operations	42.6	49.9	7.3	(58.4)	41.4

Discontinued operations:
Income (loss) from discontinued operations	—	1.9	—	—	1.9
Provision for income taxes	—	0.7	—	—	0.7

Income (loss) from discontinued operations, net of taxes	—	1.2	—	—	1.2

Net income (loss)	$42.6	$51.1	$7.3	$(58.4)	$42.6

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(569.4)	$(173.9)	$3.4	$651.3	$(88.6)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(7.7)	—	—	(7.7)
Net additions to property and equipment	(0.8)	(7.9)	(0.7)	—	(9.4)
Investments in unconsolidated joint ventures	—	(29.2)	—	—	(29.2)
Capital distributions from unconsolidated joint ventures	—	12.4	—	—	12.4

Net cash used in investing activities	(0.8)	(32.4)	(0.7)	—	(33.9)

Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facilities	150.3	—	—	—	150.3
Principal payments on notes payable	(0.5)	—	—	—	(0.5)
Net (repayments of) proceeds from Financial Services bank borrowings	—	—	(13.0)	—	(13.0)
Payments for deferred financing costs	(32.1)	—	—	—	(32.1)
Payments for issuance of convertible preferred stock and warrants	(2.9)	—	—	—	(2.9)
Increase (decrease) in intercompany transactions	494.0	149.8	7.5	(651.3)	—

Net cash provided by (used in) financing activities	608.8	149.8	(5.5)	(651.3)	101.8

Net cash provided by (used in) continuing operations	38.6	(56.5)	(2.8)	—	(20.7)
Net cash provided by discontinued operations	—	44.1	—	—	44.1

Increase (decrease) in cash and cash equivalents	38.6	(12.4)	(2.8)	—	23.4
Cash and cash equivalents at beginning of period	50.6	(3.2)	6.8	—	54.2

Cash and cash equivalents at end of period	$89.2	$(15.6)	$4.0	$—	$77.6

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(112.4)	$(18.8)	$3.1	$(58.4)	$(186.5)

Cash flows from investing activities:
Earn-out consideration paid for acquisitions	—	(0.9)	—	—	(0.9)
Net additions to property and equipment	(1.9)	(9.6)	(1.3)	—	(12.8)
Loans to unconsolidated joint ventures	—	(11.3)	—	—	(11.3)
Investments in unconsolidated joint ventures	—	(13.8)	—	—	(13.8)
Capital distributions from unconsolidated joint ventures	—	32.3	—	—	32.3

Net cash provided by (used in) investing activities	(1.9)	(3.3)	(1.3)	—	(6.5)

Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facilities	(65.0)	—	—	—	(65.0)
Net proceeds from notes offering	248.8	—	—	—	248.8
Net (repayments of) proceeds from Financial Services bank borrowings	—	—	7.4	—	7.4
Payments for deferred financing costs	(3.2)	—	—	—	(3.2)
Excess income tax benefit from exercise of stock options	0.1	—	—	—	0.1
Proceeds from stock option exercises	0.2	—	—	—	0.2
Dividends paid	(2.7)	—	—	—	(2.7)
Increase (decrease) in intercompany transactions	(70.3)	23.1	(11.2)	58.4	—

Net cash provided by (used in) financing activities	107.9	23.1	(3.8)	58.4	185.6

Net cash provided by (used in) continuing operations	(6.4)	1.0	(2.0)	—	(7.4)
Net cash provided by (used in) discontinued operations	—	5.4	—	—	5.4

Increase (decrease) in cash and cash equivalents	(6.4)	6.4	(2.0)	—	(2.0)
Cash and cash equivalents at beginning of period	20.2	3.4	8.7	—	32.3

Cash and cash equivalents at end of period	$13.8	$9.8	$6.7	$—	$30.3

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
     On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern Joint Venture (the “Transeastern JV”) with the lenders to the Transeastern JV, its land bankers and our joint venture partner in the Transeastern JV. Pursuant to the settlement, among other things, the Transeastern JV became a wholly-owned subsidiary of ours by merger into one of our subsidiaries. The acquisition of the Transeastern JV (the “TE Acquisition”) is being accounted for using the purchase method of accounting. The results of operations of the Transeastern JV have been included in our consolidated results beginning on July 31, 2007. See Recent Developments for a full description of the TE Acquisition.
Executive Summary
     We generate revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”), which comprise our two principal business segments. Through our Homebuilding operations, we design, build and market high-quality, detached single-family residences, town homes and condominiums in various metropolitan markets in ten states located in four major geographic regions which are also our reportable segments: Florida, Mid-Atlantic, Texas and the West.

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
     Our results of operations for the three and nine months ended September 30, 2007 were adversely affected due to worsening market conditions impacting the new home industry. Conditions in all of our markets weakened due to a number of factors including: recent severe liquidity challenges in the credit and mortgage markets, diminished consumer confidence, increased home inventories and foreclosures, and downward pressure on home prices. For the three months ended September 30, 2007, we had a net loss of $619.7 million compared to a net loss of $80.0 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we had a net loss of $817.7 million compared to net income of $42.6 million for the nine months ended September 30, 2006.
     In response to the worsening market conditions in the third quarter, we exercised our right to abandon a number of homesite option contracts. Additionally, we reviewed our inventories, goodwill, investments in joint ventures and other assets for possible impairment charges. Included in the net loss for the three months ended September 30, 2007 and 2006, respectively, are $571.6 million and $203.9 million of inventory impairments, abandonment costs, joint venture impairments, goodwill impairments and the provision for settlement of loss contingency. Included in the net loss for the nine months ended September 30, 2007 and 2006, respectively, are $854.4 million and $211.5 million of inventory impairments, abandonment costs, joint venture impairments, goodwill impairments and the provision for settlement of loss contingency.
     For the three months ended September 30, 2007, Homebuilding deliveries decreased 18%, Homebuilding revenues decreased 15%, and net sales orders decreased 33% as compared to the three months ended September 30, 2006. For the nine months ended September 30, 2007, Homebuilding deliveries decreased 10%, Homebuilding revenues decreased 9%, and net sales orders decreased 17% as compared to the nine months ended September 30, 2006. For the three months ended September 30, 2007, our unconsolidated joint ventures had a decrease in deliveries of 73% and a decrease in net sales orders of 22% as compared to the three months ended September 30, 2006. For the nine months ended September 30, 2007, our unconsolidated joint ventures had a decrease in deliveries of 49% and a decrease in net sales orders of 14% as compared to the nine months ended September 30, 2006. Our joint ventures experienced a more significant decline in deliveries and net sales orders than our consolidated operations as our largest homebuilding joint ventures are located in Las Vegas and Phoenix which have experienced significant market deterioration.

     Our Homebuilding results reflect the continued significant deterioration of conditions in most of our markets characterized by record levels of new and existing homes available for sale, reduced affordability of housing, tighter mortgage loan underwriting criteria, the significant disruption experienced by the mortgage markets which led to reduced investor demand for mortgage loans. Potential buyers have exhibited both a reduction in confidence as to the economy in general and a willingness to delay purchase decisions based on a perception that prices will continue to decline. Prospective homebuyers continue to be concerned about interest rates and their inability to sell their current homes or to obtain appraisals at sufficient amounts to secure mortgage financing as a result of the recent disruption in the mortgage markets and the tightening of credit standards.
     The deterioration in the housing market has led to increased sales incentives, higher cancellation rates, increased advertising expenditures and broker commissions, and increased pressure on margins resulting from the oversupply of homes available for sale and competition among homebuilders. We expect our gross margin on home sales to continue to be negatively impacted due to pricing pressures, competition, increased sales incentives and a product mix shift to markets with historically lower margins.
     We are responding to this situation by taking actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the homebuilding market. As part of these initiatives, we continue to take steps to reduce our general and administrative costs and operations to increase efficiencies by reducing costs and streamlining our activities including further reductions in workforce at all levels and elimination of certain consulting arrangements and indirect costs. However, some of our efforts on reducing general and administrative expenses are being offset by professional and consulting fees associated with the settlement of the Transeastern JV and our current restructuring efforts. In addition, we are working with our suppliers and seeking new suppliers, through competitive bid processes, to reduce construction material and labor costs. We are analyzing each community based on profit and sales absorption goals that include current market factors in the homebuilding industry such as the oversupply of homes available for sale in most of our markets, less demand, decreased consumer confidence, tighter mortgage loan underwriting criteria and higher foreclosures. We continue to review the size, geographic allocations and components of our inventory to better align these assets with estimated future deliveries. We have established inventory targets based on current market conditions, existing inventory levels and our historical and projected results. If our inventory exceeds these targeted levels, which is currently the case, we are and will continue to take necessary actions to reduce our inventory level to these targeted levels. These actions include, to the extent possible:
•	limiting new arrangements to acquire land;

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of homes under construction and limiting development activities;

•	re-negotiating terms or abandoning our rights under option contracts;

•	considering other asset dispositions including the possible sale of underperforming assets, communities, divisions and joint venture interests (see Recent Developments regarding the June 2007 sale of our Dallas division and the September 2007 bulk sale of homesites in our Mid-Atlantic and Virginia divisions);

•	further reducing inventory target levels; and

•	other initiatives designed to monetize our assets, including our deferred tax assets.
     As a result of worsening market conditions since late July and our liquidity constraints since late September, during the three months ended September 30, 2007, we have abandoned our rights under certain option agreements which have resulted in a 9,400 unit decline in our controlled homesites. In connection with the abandonment of our rights under these option contracts, we forfeited cash deposits of $166.9 million and had letters of credit of $91.2 million drawn, subsequent to September 30, 3007, which increased our outstanding borrowings. As challenging market conditions continue, we expect to continue to reduce inventory in an attempt to align our inventory levels to housing demand and operate within our liquidity constraints. We cannot assure you these actions or future actions will be sufficient to allow us to become profitable or continue our operations.
     Our selling, general and administrative expenses, excluding costs of professionals retained in connection with the development of a long term business plan and evaluation of restructuring options, have decreased 9.6% as compared to the quarter ended June 30, 2007. This reduction has been driven principally by a reduction in the number of our associates from 2,420 as of December 31, 2006 to 2,097 at June 30, 2007 and 1,763 at September 30, 2007. The difficult home market has resulted in a need to carefully review marketing expenses as the need to attract buyers must be balanced with the goal of reducing expenditures. However, our expenses in this area have decreased by 10.1% for the current quarter as compared to the quarter ended June 30, 2007. We expect that our professional and consulting fees will increase in the fourth quarter of 2007 as a result of the professionals retained in connection with the evaluation of our restructuring options.
     The additional borrowings arising from the settlement of the Transeastern JV disputes and the continuing deterioration of the housing market has had, and is likely to continue to have for an extended period of time, a negative impact on our liquidity and our ability to comply with financial and other covenants under our bank loans and indentures. We are also considering a number of alternatives including whether a restructuring needs to be completed under Chapter 11 of the Bankruptcy code. All of these factors, and others which may arise in the future, may adversely impact our financial condition. Refer to our discussion under Liquidity and Capital Resources for further information concerning our borrowings and covenant compliance.
     The reduction in our staff, combined with the challenges of implementing these initiatives, has placed increased burdens on our remaining associates. We have retained consultants and are in the process of developing and then implementing a structure to retain and incentivize the associates who will be integral to our ability to successfully restructure our balance sheet.
     Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have $1.7 billion in borrowings, have experienced significant losses for the year ended December 31, 2006, and the nine months ended September 30, 2007, and continue to generate negative cash flows from operations. For the nine months ended September 30, 2007, we incurred a net loss of $817.7 million and had stockholders’ equity of $48.3 million, which was a significant decrease when compared to $774.9 million at December 31, 2006. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to restructure our capital structure including our attempt to exchange a large portion of our outstanding indebtedness for equity. Failure to restructure our capital structure would result in, among other things, depleting our available funds and not being able to pay our obligations when they become due, as well as possible defaults under our debt obligations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
     We have asked our bondholders to organize as a group in order to discuss such restructuring and reorganization alternatives. On October 26, 2007, our Board of Directors received a letter from counsel to this group (the “Noteholder Group”). The Noteholder Group claimed that we had transferred approximately $422.9 million to lenders to the Transeastern JV on July 31, 2007. The Noteholder Group argued that the transfer may be avoidable under section 547 of the Bankruptcy Code if we filed for bankruptcy protection on or before October 29, 2007. The Noteholder Group urged that our Board of Directors take all steps necessary to preserve the section 547 claim, including directing that we file for bankruptcy on or before October 29, 2007. The Noteholder Group reserved its rights to file claims for breach of fiduciary duty and aiding breach of fiduciary duty if we did not file for bankruptcy in time to preserve the Section 547 claim. We did not file for bankruptcy protection as requested by the Noteholder Group.
Recent Developments
Transeastern JV Settlement
     On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern JV with the lenders to the joint venture, its land bankers and our joint venture partner in the Transeastern JV. Pursuant to the settlement, among other things, (i) the Transeastern JV became a wholly owned subsidiary of ours by merger into one of our subsidiaries and became a guarantor on our credit facilities and note indentures, (ii) the senior secured lenders of the Transeastern JV were repaid in full, including accrued interest, and (iii) the junior and senior mezzanine lenders received our securities in satisfaction of the obligations of the Transeastern JV. In connection with the settlement, we entered into Settlement and Release Agreements with the senior mezzanine lenders (the “Senior Mezzanine Lenders”) and the junior mezzanine lenders (the “Junior Mezzanine Lenders”) to the Transeastern JV (collectively, the “Mezz Settlement Agreements”) which released us from potential obligations to them. The TE Acquisition is being accounted for using the purchase method of accounting.
     To effect the TE Acquisition, on July 31, 2007, we entered into a (i) new $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (ii) a new $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”) with Citicorp North America, Inc. as Administrative Agent. The proceeds from the credit facilities were used to satisfy claims of the senior lenders against the Transeastern JV. Our existing $800.0 million revolving loan facility (the “Revolving Loan Facility”) was amended and restated to (i) reduce the revolving commitments thereunder by $100.0 million and (ii) permit the incurrence of the Facilities (and make other conforming changes relating to the Facilities). Collectively, these transactions are referred to as the “Financing.” Net proceeds from the Financing at closing were $470.6 million which is net of a 1% discount and transaction costs.
     The consideration paid by us in connection with the TE Acquisition approximated $637.5 million which included: (1) $400.0 million in cash to the secured lenders to the Transeastern JV; (2) $117.5 million in convertible preferred stock and $20.0 million in senior subordinated notes to the Senior Mezzanine Lenders to the Transeastern JV; (3) $16.3 million in common stock warrants to the Junior Mezzanine Lenders to the Transeastern JV; (4) $50.2 million in cash to purchase land under existing land bank arrangements with the former JV partner; and (5) $33.5 million in interest and expenses.
     Additionally, we entered into the Mezz Settlement Agreements which released us from our potential obligations to the Transeastern JV’s mezzanine lenders. Pursuant to the Mezz Settlement Agreements, we issued to the Senior Mezzanine Lenders the following securities: (i) $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015 (the “Notes”), and (ii) $117.5 million in initial aggregate liquidation preference of 8% Series A Convertible Preferred PIK Preferred Stock (the “Preferred Stock”). We issued to the Junior Mezzanine Lenders, warrants to purchase shares of our common stock (the “Common Stock”). The warrants had an estimated fair value of $16.3 million at issuance (based on the Black-Scholes option pricing model and certain agreed upon inputs).
     Refer to the section entitled “Off-Balance Sheet Arrangements” for a detailed description of the settlement.
Sale of Dallas Operations

     On June 6, 2007, we sold substantially all of our Dallas division to Wall Homes Texas LLC for $56.5 million and realized a pre-tax loss on disposal of $13.6 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), results of our Dallas operations have been classified as discontinued operations and prior periods have been restated to be consistent with the September 30, 2007 presentation.
Bulk Sale of Homesites in the Mid-Atlantic and Virginia Divisions
     As part of our asset management initiatives, on September 25, 2007, we sold 317 homesites to an unrelated homebuilder for a total purchase price of $26.1 million and realized a pre-tax loss of $11.6 million.
     Additionally, as part of the transaction, the buyer agreed to purchase an option interest to acquire 250 homesites as well as 34 owned homesites from us once certain obligations associated with such property are met. The total purchase price for these additional homesites and the assignment of the option interest is $10.6 million. The transaction will close once we fulfill our continuing obligations on these properties.
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
Total Controlled Homesites by our Homebuilding Operations (Including Joint Ventures)
     We use option contracts in addition to land joint ventures in order to acquire land whenever feasible. Option contracts allow us to control large homesite positions with minimal capital investment. At September 30, 2007, we controlled approximately 39,500 homesites. Of this amount, we owned approximately 23,500 homesites and had option contracts on approximately 16,000 homesites. In addition, our discontinued operations controlled approximately 400 homesites and our unconsolidated joint ventures controlled approximately 3,700 homesites.
     As part of our land acquisition strategy, we have used our capital to control, acquire and develop larger land parcels that could yield homesites exceeding the requirements of our homebuilding activities. These large land transactions are characterized by low costs per homesite where development will not begin for 3 to 5 years. These additional homesites are typically sold to other homebuilders. We have confined these activities to selected land-constrained markets where we believe land supplies will remain constrained and opportunities for land sale profits may exist. Of the 16,000 homesites controlled through option contracts, 4,700 homesites are also part of this strategy. At September 30, 2007, the number of homesites controlled by our consolidated operations, including our discontinued operations, has decreased by 24,800 or 38% as compared to December 31, 2006. At September 30, 2007, of the 23,500 owned homesites, 6,300 homesites are part of this strategy. At September 30, 2007, deposits controlling homesites under option approximated $14.7 million. We plan to, and are reducing, our positions in these large land transactions in the future in connection with our asset management activities.
     Controlled homesites represent homesites either owned or under option by our consolidated subsidiaries or by our unconsolidated joint ventures that build and market homes. We do not include as controlled homesites those homesites which are included in land development joint ventures where we do not intend to build homes. These joint ventures will acquire and develop land to be sold to us for use in our homebuilding operations or sold to others. As of September 30, 2007 and December 31, 2006, these joint ventures owned 3,000 and 2,900 homesites, respectively. Of these amounts, we had options to acquire 700 and 500 homesites, respectively, which are included in our consolidated homesites under option. Any profits generated from the purchase of homesites from these joint ventures are deferred until the ultimate sale to an unrelated third party.
     Due to worsening market conditions impacting the new home industry, we have applied increasingly conservative standards to our land retention and option exercise decisions. We have analyzed each of our communities to determine if they are aligned with our immediate and mid term goals which are focused on our ability to monetize assets within a relatively short period of time. As part of the analysis we have reviewed our construction processes including our bid procedures, bid templates and engineering designs in an attempt to reduce costs from home construction. Preacquisition costs, development costs and the number of home starts and speculative homes have also been reduced in light of the new challenges facing the market.
     In connection with our asset management efforts, as well as in part to our liquidity constraints, during the three months ended September 30, 2007, we abandoned our rights under certain option contracts which resulted in a reduction of 9,400 optioned homesites. In addition, the sale of our Dallas division and the bulk sale of homesites in the Mid-Atlantic and Virginia divisions reduced the number of controlled homesites by approximately 3,700 homesites. When compared with the number of controlled homesites at December 31, 2006, the number of homesites controlled by our consolidated operations, including our discontinued operations, has decreased by 24,800 or 38%. The decrease in controlled homesites is a result of our asset management initiatives including the sale of our Dallas division, the bulk sale of homesites in the Mid-Atlantic and Virginia divisions, other land sales and the abandonment of rights under certain option contracts. This decrease, however, was partially offset by an increase in the number of homesites acquired as part of the TE Acquisition as reflected in the table below. In connection with the abandonment of our rights under these option contracts, we forfeited cash deposits of $166.9 million and had letters of credit of $91.2 million drawn, subsequent to September 30, 3007, which increased our outstanding borrowings. The number of homesites controlled by our unconsolidated joint ventures, decreased by 17,000 homesites, or 82%, from December 31, 2006, primarily due to the settlement and purchase of the Transeastern JV. The table below summarizes our controlled homesite supply as of September 30, 2007 and December 31, 2006.

	September 30, 2007			December 31, 2006
			Total			Total
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Continuing operations*	23,500	16,000	39,500	21,200	39,400	60,600
Discontinued operations	200	200	400	1,000	3,100	4,100

Total	23,700	16,200	39,900	22,200	42,500	64,700
Unconsolidated joint ventures	2,500	1,200	3,700	2,900	2,100	5,000
Transeastern joint venture	—	—	—	2,200	13,500	15,700

Combined total	26,200	17,400	43,600	27,300	58,100	85,400

*	For September 30, 2007 includes 3,900 owned and 800 optioned homesites acquired as part of the TE acquisition and 200 owned homesites from joint ventures that met the consolidation criteria at September 30, 2007. The homesites for these joint ventures were included in unconsolidated joint ventures at December 31, 2006.
Owned and Optioned Land Summary for our Consolidated Operations
     The following is a summary of our consolidated controlled homesites:

	September 30, 2007			December 31, 2006
			Total			Total
Region:	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Florida (a)	9,400	3,800	13,200	6,900	11,000	17,900
Mid-Atlantic	600	1,000	1,600	800	2,700	3,500
Texas (b)	2,700	4,700	7,400	2,700	7,800	10,500
West (c)	10,800	6,500	17,300	10,800	17,900	28,700

Continuing operations	23,500	16,000	39,500	21,200	39,400	60,600
Discontinued operations (b)	200	200	400	1,000	3,100	4,100

Total	23,700	16,200	39,900	22,200	42,500	64,700

(a)	For September 30, 2007, the Florida region includes 3,900 owned and 800 optioned homesites acquired as part of the TE acquisition.

(b)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

(c)	The West region includes 200 owned homesites from joint ventures that met the consolidation criteria at September 30, 2007. The homesites for these joint ventures were included in unconsolidated joint ventures at December 31, 2006.

The following is a summary breakdown of our owned homesites:

	Residences Completed or		Homesites Finished or		Raw Land Held for
	Under Construction		Under Construction		Future Development		Total
Region	9/30/07	12/31/06	9/30/07	12/31/06	9/30/07	12/31/06	9/30/07	12/31/06
Florida (a)	1,900	1,700	7,000	3,500	500	1,700	9,400	6,900
Mid-Atlantic	200	300	300	500	100	—	600	800
Texas (b)	1,000	1,000	1,300	1,100	400	600	2,700	2,700
West (c)	600	800	2,800	2,200	7,400	7,800	10,800	10,800

Continuing operations	3,700	3,800	11,400	7,300	8,400	10,100	23,500	21,200
Discontinued operations (b)	—	200	100	300	100	500	200	1,000

Total	3,700	4,000	11,500	7,600	8,500	10,600	23,700	22,200

(a)	For September 30, 2007, the Florida region includes 3,900 owned homesites acquired as part of the TE acquisition.

(b)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

(c)	The West region includes 200 homesites from joint ventures that met the consolidation criteria at September 30, 2007. The homesites for these joint ventures were included in unconsolidated joint ventures at December 31, 2006.
     Homebuilding Operations
     Compared to September 30, 2006, consolidated sales value in backlog at September 30, 2007 decreased 32% to $1.1 billion. Our unconsolidated joint ventures had an additional $37.0 million in sales value in backlog at September 30, 2007. Our sales orders cancellation rate was approximately 47% for the three months ended September 30, 2007 as compared to 33%, 29% and 49% for the three months ended June 30, 2007, March 31, 2007 and December 31, 2006, respectively. Cancellation rates continue to be affected by worsening market conditions.
     We build homes for inventory (speculative homes) and on a pre-sold basis. At September 30, 2007, we had 3,700 homes completed or under construction compared to 3,800 homes at December 31, 2006. Approximately 35% of these homes were unsold at September 30, 2007, an increase from 27% at June 30, 2007. At September 30, 2007, we had 452 completed unsold homes in our inventory, up 142% from 187 homes at June 30, 2007. Approximately 52% of our completed, unsold homes at September 30, 2007 had been completed for more than 90 days. As part of our asset management strategy, we are focusing our efforts on diligently managing the number and geographic allocation of our speculative homes, addressing our inventory levels and timing our construction starts, together with other actions, to strengthen our balance sheet.
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
     Financial Services Operations
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
     For the nine months ended September 30, 2007, approximately 3% to 5% of the homebuyers, including those in our unconsolidated joint ventures, that utilized our mortgage subsidiary obtained sub-prime loans. We define a sub-prime loan as one where the buyer’s FICO score is below 620 and is not an FHA or VA loan. As of September 30, 2007, approximately 6% of our backlog that utilized our mortgage subsidiary included homebuyers seeking sub-prime financing. During the third quarter of 2007, the mortgage markets experienced a significant disruption, which commenced with increasing rates of default on “sub-prime” loans and declines in the market value of those loans. These events led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tighter credit underwriting standards, reduced mortgage loan liquidity and increased credit risk premiums, all of which affected the availability of nonconforming mortgage products. The tightening of credit standards in the sub-prime market had an impact on the Alt-A and prime loans and further negatively impacted current homebuilding market conditions.
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
Results of Operations — Consolidated
     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
          Total revenues from continuing operations decreased 15% to $501.2 million for the three months ended September 30, 2007, from $592.6 million for the three months ended September 30, 2006. This decrease is attributable to a decrease in Homebuilding revenues of 15%, and a decrease in Financial Services revenues of 48%.
     For the three months ended September 30, 2007, we had a loss from continuing operations before benefit for income taxes of $609.8 million as compared to a loss from continuing operations before benefit for income taxes of $121.3 million for the three months ended September 30, 2006. This decrease is due primarily to (1) $504.5 million in inventory impairments and write-offs of land deposits and related abandonment costs, (2) $23.4 million in impairments related to our unconsolidated joint ventures, (3) a $40.7 million increase in the estimated loss contingency related to the settlement of the Transeastern JV litigation, and (4) goodwill impairments totaling $2.7 million.
     Our effective tax rate was -1.0% and 33.9% for the three months ended September 30, 2007 and 2006, respectively. The 2007 effective tax rate was impacted primarily due to the recording of a valuation allowance on our deferred tax asset.
     For the three months ended September 30, 2007, we had a net loss of $619.7 million (or a loss of $10.42 per diluted share) compared to a net loss of $80.0 million (or a loss of $1.34 per diluted share) for the three months ended September 30, 2006. For the three months ended September 30, 2007, we had a loss from continuing operations, net of taxes, of $615.8 million (or a loss of $10.35 per diluted share) compared to a loss from continuing operations, net of taxes, of $80.2 million (or a loss of $1.35 per diluted share) for the three months ended September 30, 2006.

Homebuilding
     Homebuilding revenues decreased 15% to $492.9 million for the three months ended September 30, 2007, from $576.8 million for the three months ended September 30, 2006. This decrease is due to a decrease in revenue from home sales to $449.6 million for the three months ended September 30, 2007 from $563.0 million for the three months ended September 30, 2006, partially offset by an increase in revenue from land sales to $43.3 million for the three months ended September 30, 2007, from $13.8 million for the comparable period in 2006. The decrease in revenue from home sales, which is net of buyer incentives, was due to an 18% decrease in the number of deliveries to 1,459 from 1,769 for the three months ended September 30, 2006. The average price of homes delivered fell slightly, decreasing to $308,000 for the three months ended September 30, 2007, from $318,000 for the three months ended September 30, 2006. We expect our home sales revenues to continue to decrease in 2007 as the number of home deliveries declines and the average price of homes delivered continues to be impacted by increased incentives as a result of worsening market conditions for the new home industry combined with diminished consumer confidence, the oversupply of new and existing homes available for sale, increased foreclosures and downward pressure on home prices.
     For the three months ended September 30, 2007, we had a homebuilding gross loss of $437.4 million as compared to a gross profit of $79.7 million for the three months ended September 30, 2006. This decrease is primarily due to an increase in inventory impairments and abandonment costs to $504.5 million for the three months ended September 30, 2007 in addition to the decrease in the number of deliveries. Excluding impairment charges, our gross profit margin on revenues from homes sales decreased to 17.7% for the three months ended September 30, 2007 from 22.8% for the three months ended September 30, 2006. The decrease was primarily due to higher incentives on homes delivered in response to challenging homebuilding market conditions. For the three months ended September 30, 2007, our incentives increased to $45,300 per home delivered from $23,700 per home delivered for the three months ended September 30, 2006. We expect gross margins, excluding impairment and related charges, to continue to decline in 2007 due to our expected continued use of higher incentives to drive our sales rates and downward pressure on home prices due to challenging market conditions. Excluding impairment charges, we had a gross loss on land sales of $13.2 million for the three months ended September 30, 2007.
     SG&A expenses increased to $86.0 million for the three months ended September 30, 2007, from $80.8 million for the three months ended September 30, 2006. The increase in SG&A expenses is due to the following: (1) an increase of $4.7 million in compensation costs; and (2) $4.5 million in and professional and consultant fees related to the Transeastern JV and the evaluation of our restructuring options. The increase in expenses has been partially offset by a reduction in direct selling and advertising expenses as deliveries have declined quarter over quarter; reductions in overhead and related expenses, as we continue to improve our operating efficiencies, reduce costs, and streamline our operations. Excluding the costs of professionals retained in connection with the development of a long term business plan and evaluation of restructuring options, our SG&A expenses were $81.6 million for the three months ended September 30, 2007, compared to $80.6 million for the three months ended September 30, 2006.
     SG&A expenses as a percentage of revenues from home sales for the three months ended September 30, 2007 increased to 19.2%, as compared to 14.4% for the three months ended September 30, 2006. The 4.8% increase in SG&A expenses as a percentage of home sales revenues is due to the factors discussed above. We expect our selling expenses as a percentage of our revenue from home sales to continue to increase in 2007 due to the competition for homebuyers. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses capitalized by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses.
     For the three months ended September 30, 2007, we had a loss from unconsolidated joint ventures of $9.2 million compared to income from unconsolidated joint ventures of $29.0 million for the three months ended September 30, 2006. The decrease in our earnings from unconsolidated joint ventures is primarily due to reduced earnings in the joint ventures as our joint ventures are experiencing similar challenging market conditions as our consolidated operations. In addition, during the three months ended September 30, 2007 and 2006, we recorded impairment losses of $23.4 million and $148.4 million, respectively. For the three months ended September 30, 2007, our unconsolidated joint ventures delivered 274 homes as compared to 1,020 homes delivered during the comparable period in the prior year.
Net Sales Orders and Homes in Backlog (Consolidated)
     For the three months ended September 30, 2007, net sales orders decreased by 33% as compared to the three months ended September 30, 2006. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates. We expect these factors to continue to negatively impact our net sales orders until the markets normalize.

     Our cancellation rate increased to 46% for the three months ended September 30, 2007 from 33% for the three months ended September 30, 2006. Except for our West region, all of our regions experienced increases in cancellation rates for the three months ended September 30, 2007 when compared with the same period in 2006. Our Mid-Atlantic region had the largest increase in cancellation rate to 59% for the three months ended September 30, 2007 from 24% for the three months ended September 30, 2006. Our Texas region also experienced a large increase in cancellation rate to 43% for the three months ended September 30, 2007 from 23% for the three months ended September 30, 2006. The cancellation rate for our Florida region was 56% for the three months ended September 30, 2007, which represents an 18% increase over the comparative period in the prior year. The cancellation rate for our West region was 35% for the three months ended September 30, 2007, which represents a 14% decrease over the comparative period in the prior year.
     We had 3,485 homes in backlog as of September 30, 2007, as compared to 4,684 homes in backlog as of September 30, 2006. The 26% decrease in backlog is primarily due to a decline in sales orders and an increase in cancellation rates as a result of decreased demand. The sales value of backlog decreased 32% to $1.1 billion at September 30, 2007, from $1.6 billion at September 30, 2006, due to the decrease in the number of homes in backlog in addition to a decrease in the average selling price of homes in backlog to $320,000 from $350,000 from period to period. The decrease in the average selling price of homes in backlog was primarily due to increased incentives and a change in product mix. We expect the average selling price of homes in backlog to decrease in the future as cancellations remain higher than historical levels and higher incentives are offered to move home inventory.
Net Sales Orders and Homes in Backlog (Unconsolidated Joint Ventures)
     For the three months ended September 30, 2007, net sales orders increased by 22% as compared to the three months ended September 30, 2006. The increase in net sales orders was due to high cancellation rates experienced during the third quarter of last year by the Transeastern JV. Sales orders at our other joint ventures declined 33% due to worsening market conditions, decreased demand and higher cancellation rates in the current year. We expect these factors to continue to negatively impact our combined net sales orders until the markets strengthen. The decrease in net sales orders at our joint ventures other than the Transeastern JV was also due to a decline in the number of active communities. We intend to limit the use of joint ventures that build and sell homes.
     We had 135 homes in backlog as of September 30, 2007, as compared to 2,476 homes in backlog as of September 30, 2006. The 95% decrease in backlog primarily is due to a decline in net sales orders due to the factors described above.
     Joint venture revenues are not included in our consolidated financial statements. At September 30, 2007, the sales value of our joint ventures’ homes in backlog was $37.0 million compared to $766.5 million at September 30, 2006. This decrease is due primarily to the decrease in the number of homes in backlog. In addition, the average selling price of homes in backlog decreased to $274,000 from $310,000 from period to period.
Financial Services
     Financial Services revenues decreased to $8.3 million for the three months ended September 30, 2007, from $15.8 million for the three months ended September 30, 2006. This 48% decrease is due primarily to a decrease in the number of closings at our title and mortgage operations. For the three months ended September 30, 2007, our mix of mortgage originations was 5% adjustable rate mortgages (of which approximately 76% were interest only) and 95% fixed rate mortgages, which is a shift from 22% adjustable rate mortgages (of which approximately 89% were interest only) and 78% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the three months ended September 30, 2007 was 731, and the average loan-to-value ratio on first mortgages was 80%. For the three months ended September 30, 2007, approximately 10% of our homebuyers paid in cash while approximately 8% of our homebuyers paid in cash during the three months ended September 30, 2006. Our combined mortgage operations capture ratio for non-cash homebuyers increased to 72% (excluding the Transeastern JV) for the three months ended September 30, 2007 from 71% for the three months ended September 30, 2006. The number of closings at our mortgage operations decreased to 1,087 for the three months ended September 30, 2007, from 1,622 for the three months ended September 30, 2006. Our combined title operations capture ratio was 98% for the three months ended September 30, 2007, which is consistent with the comparative prior period. The number of closings at our title operations decreased to 2,839 for the three months ended September 30, 2007, from 5,745 for the same period in 2006. Non-affiliated customers accounted for approximately 61% of our title company revenues for the three months ended September 30, 2007.
     Financial Services expenses decreased to $8.1 million for the three months ended September 30, 2007, from $10.8 million for the three months ended September 30, 2006. This 25% decrease is a result of reduced staff levels in response to a more challenging housing market.

Discontinued Operations
     On June 6, 2007, we sold substantially all of our Dallas division to Wall Homes Texas LLC for $56.5 million and realized a pre-tax loss on disposal of $13.6 million.
     In accordance with SFAS 144, results of our Dallas division have been classified as discontinued operations, and prior periods have been restated to be consistent with the September 30, 2007 presentation. Discontinued operations include Dallas division revenues of $1.1 million and $34.9 million for the three months ended September 30, 2007 and 2006, respectively. The Dallas division had a net loss of $3.9 million for the three months ended September 30, 2007 as compared to net income of $0.2 million for the three months ended September 30, 2006.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Total revenues from continuing operations decreased 10% to $1,650.6 million for the nine months ended September 30, 2007 from $1,830.0 million for the nine months ended September 30, 2006. This decrease is attributable to a decrease in Homebuilding revenues of 9%, and a decrease in Financial Services revenues of 36%.
     For the nine months ended September 30, 2007, we had a loss from continuing operations before benefit for income taxes of $835.8 million as compared to income from continuing operations before provision for income taxes of $71.4 million for the nine months ended September 30, 2006. This decrease is due primarily to (1) a $151.6 million increase in the estimated loss contingency related to the settlement of the Transeastern JV litigation, (2) $28.9 million in impairments related to our unconsolidated joint ventures, (3) $628.4 million in inventory impairments and write-offs of land deposits and related abandonment costs, and (4) goodwill impairments totaling $40.9 million.
     Our effective tax rate was 4.9% and 42%for the nine months ended September 30, 2007 and 2006, respectively. The 2007 effective tax rate was impacted primarily due to the recording of a valuation allowance on our deferred tax asset.
     For the nine months ended September 30, 2007, we had a net loss of $817.7 million (or a loss of $13.75 per diluted share) compared to net income of $42.6 million (or income of $0.72 per diluted share) for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we had a loss from continuing operations, net of taxes, of $800.1 million (or a loss of $13.45 per diluted share) compared to income from continuing operations, net of taxes, of $41.4 million (or income of $0.70 per diluted share) for the nine months ended September 30, 2006.
Homebuilding
     Homebuilding revenues decreased 9% to $1,619.3 million for the nine months ended September 30, 2007 from $1,781.6 million for the nine months ended September 30, 2006. This decrease is primarily due to a decrease in revenues from home sales to $1,542.3 million for the nine months ended September 30, 2007 from $1,724.8 million for the nine months ended September 30, 2006, partially offset by an increase in revenue from land sales of $77.0 million for the nine months ended September 30, 2007 from $56.8 million for the comparable period in 2006. The decrease in revenue from home sales, which is net of buyer incentives, was due to a 10% decrease in the number of deliveries to 4,833 from 5,380 for the nine months ended September 30, 2006. The average price of homes delivered remained relatively stable, decreasing to $319,000 from $321,000 for the nine months ended September 30, 2006. The increase in the average price of homes delivered is primarily a result of changes in geographic and product mix. We expect our home sales revenues to decrease in 2007 as the number of home deliveries declines and the average price of homes delivered continues to be impacted by increased incentives as a result of decreased demand for new homes.
     For the nine months ended September 30, 2007, we had a homebuilding gross loss of $339.7 million as compared to a gross profit of $384.7 million for the nine months ended September 30, 2006. This decrease is primarily due to an increase in inventory impairments and abandonment costs of $628.4 million for the nine months ended September 30, 2007, in addition to the decrease in revenue from home sales. Excluding impairment charges, our gross profit margin on revenues from homes sales decreased to 19.0% for the nine months ended September 30, 2007 from 24.9% for the nine months ended September 30, 2006. The decrease was primarily due to higher incentives on homes delivered in response to challenging homebuilding market conditions. For the nine months ended September 30, 2007, our incentives increased to $40,400 per home delivered as compared to $17,900 per home delivered for the nine months ended September 30, 2006. We expect gross margins, excluding impairment and related charges, to continue to decline in 2007 due to higher incentives being offered to improve sales velocity. Excluding impairment charges, we had a gross loss on land sales of $8.6 million for the nine months ended September 30, 2007.
     SG&A expenses decreased to $262.4 million for the nine months ended September 30, 2007, from $274.1 million for the nine months ended September 30, 2006. The decrease in SG&A expenses is due primarily to a reduction in overhead and related expenses, including decreases in compensation and severance in addition to a decrease of $4.6 million in stock-based compensation expense, as we continue to improve our operating efficiencies, reduce costs, and streamline our operations. The decrease in expenses has been partially offset by the following: (1) an increase of $7.7 million in direct selling and advertising expenses, which include commissions, closing costs, advertising and sales associate compensation, increased in efforts to spur additional sales; and (2) $14.7 million in professional and consultant fees related to the Transeastern JV and the evaluation of the company’s restructuring options. Excluding the costs of professionals retained in connection with the development of a long term business plan and evaluation of restructuring options, our SG&A expenses decreased to $247.8 million for the three months ended September 30, 2007, from $274.1 million for the three months ended September 30, 2006.
     SG&A expenses as a percentage of revenues from home sales for the nine months ended September 30, 2007 increased to 17.0%, as compared to 15.9% for the nine months ended September 30, 2006. The 130 basis point increase in SG&A expenses as a percentage of home sales revenues is due to the factors discussed above. We expect our selling expenses as a percentage of our revenue from home sales to continue to increase in 2007 due to the competition for homebuyers. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses capitalized by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses.
     For the nine months ended September 30, 2007, we had a loss from unconsolidated joint ventures of $8.8 million compared to income from unconsolidated joint ventures of $94.7 million for the nine months ended September 30, 2006. The decrease in our earnings from unconsolidated joint ventures is primarily due to reduced earnings in the joint ventures as our joint ventures are experiencing similar challenging market conditions as our consolidated operations. Additionally, during the nine months ended September 30, 2007 we recognized impairments of $28.9 million on certain joint venture investments. For the nine months ended September 30, 2007, our unconsolidated joint ventures delivered 1,569 homes as compared to 3,105 homes delivered during the comparable period in the prior year.
Net Sales Orders (Consolidated)
     For the nine months ended September 30, 2007, net sales orders decreased by 17% as compared to the nine months ended September 30, 2006. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates. We expect these factors to continue to negatively impact our net sales orders until the markets recover.
     Our cancellation rate increased to 34% for the nine months ended September 30, 2007 from 28% for the nine months ended September 30, 2006. Except for our West region, all of our regions experienced increases in cancellation rates for the nine months ended September 30, 2007 when compared with the same period in 2006. Our Florida region had the largest increase in cancellation rate to 38% for the nine months ended September 30, 2007 from 26% for the nine months ended September 30, 2006. Our cancellation rate for our Texas region was 33% for the nine months ended September 30, 2007 from 24% for the nine months ended September 30, 2006. The cancellation rate for our Mid-Atlantic region was 26% for the nine months ended September 30, 2007, which represents a 5% increase over the comparative period in the prior year. The cancellation rate for our West region was 36% for the nine months ended September 30, 2007, which represents a 2% decrease over the comparative period in the prior year.
Net Sales Orders (Unconsolidated Joint Ventures)
     For the nine months ended September 30, 2007, net sales orders decreased by 14% as compared to the nine months ended September 30, 2006. The decrease in net sales orders is due to challenging market conditions, decreased demand and higher cancellation rates. We expect these factors to continue to negatively impact our net sales orders until the markets recover. The decrease in net sales orders is also due to a decline in the number of active communities in our joint ventures. We intend to limit the use of joint ventures that build and sell homes.
Financial Services
     Financial Services revenues decreased to $31.3 million for the nine months ended September 30, 2007 from $48.4 million for the nine months ended September 30, 2006. This 36% decrease is due primarily to a decrease in the number of closings at our title and mortgage operations. For the nine months ended September 30, 2007, our mix of mortgage originations was 8% adjustable rate mortgages (of which approximately 91% were interest only) and 92% fixed rate mortgages, which is a shift from 20% adjustable rate mortgages (of which approximately 89% were interest only) and 80% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the nine months ended September 30, 2007 was 731, and the average loan-to-value ratio on first mortgages was 79%. For both the nine months ended September 30, 2007 and 2006, approximately 10% of our homebuyers paid in cash. Our combined mortgage operations capture ratio for non-cash homebuyers increased to 69% (excluding the Transeastern JV) for the nine months ended September 30, 2007 from 68% for the nine months ended September 30, 2006. The number of closings at our mortgage operations decreased to 3,955 for the nine months ended September 30, 2007 from 4,665 for the nine months ended September 30, 2006. Our combined title operations capture ratio was 97% for the nine months ended September

30, 2007 compared to 98% for the nine months ended September 30, 2006. The number of closings at our title operations decreased to 11,218 for the nine months ended September 30, 2007 from 18,082 for the same period in 2006. Non-affiliated customers accounted for approximately 58% of our title company revenues for the nine months ended September 30, 2007.
     Financial Services expenses decreased to $26.1 million for the nine months ended September 30, 2007 from $32.5 million for the nine months ended September 30, 2006. This 20% decrease is a result of reduced staff levels in response to the decline in business levels.
Discontinued Operations
     On June 6, 2007, we sold substantially all of our Dallas division to Wall Homes Texas LLC for $56.5 million and realized a pre-tax loss on disposal of $13.6 million.
     During the three months ended March 31, 2007, we determined that the pending sale of our Dallas division at a price below the carrying value was an indicator of impairment. We performed an interim goodwill impairment test as of March 31, 2007 and, at that time, determined that the goodwill recorded in our Dallas division was impaired; accordingly, we wrote off $3.1 million of goodwill which is included in loss from discontinued operations for the nine months ended September 30, 2007.
     In accordance with SFAS 144, results of our Dallas division have been classified as discontinued operations and prior periods have been restated to be consistent with the September 30, 2007 presentation. Discontinued operations include Dallas division revenues of $44.7 million and $104.0 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, the Dallas division had a net loss of $17.6 million as compared to net income of $1.2 million for the nine months ended September 30, 2006.
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
Homebuilding Operations
     We have historically aggregated our Homebuilding operations into a single reportable segment, but we have restated our segment disclosures to present four homebuilding reportable segments for the three and nine months ended September 30, 2007 and 2006 as follows:
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
Texas: Austin, Houston, San Antonio
West: Colorado, Las Vegas, Phoenix

Selected Homebuilding Operations and Financial Data
     The following tables set forth selected operational and financial data for our Homebuilding operations for the periods indicated (dollars in millions, except average price in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Homebuilding revenues:
Florida:
Sales of homes	$188.3	$214.0	$637.4	$758.9
Sales of land	7.3	4.1	33.7	14.0

Total Florida	195.6	218.1	671.1	772.9
Mid-Atlantic:
Sales of homes	49.9	70.0	164.5	204.7
Sales of land	31.5	0.2	31.6	6.7

Total Mid-Atlantic	81.4	70.2	196.1	211.4
Texas:
Sales of homes*	147.8	150.4	461.7	429.1
Sales of land*	1.2	6.3	7.3	9.4

Total Texas*	149.0	156.7	469.0	438.5
West:
Sales of homes	63.6	128.6	278.7	332.1
Sales of land	3.3	3.2	4.4	26.7

Total West	66.9	131.8	283.1	358.8

Total homebuilding revenues	$492.9	$576.8	$1,619.3	$1,781.6

*	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Results of Operations:
Homebuilding:
Florida	$(299.4)	$(116.0)	$(290.3)	$(5.5)
Mid-Atlantic	(52.0)	(9.9)	(97.7)	2.3
Texas*	14.6	15.1	43.3	43.2
West	(199.4)	(3.4)	(276.2)	72.9

Total Homebuilding	(536.2)	(114.2)	(620.9)	112.9
Financial Services	0.2	5.0	5.2	15.9
Corporate and unallocated	(73.8)	(12.1)	(220.1)	(57.4)

Total income (loss) before income taxes	$(609.8)	$(121.3)	$(835.8)	$71.4

*	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Impairment charges on active communities:
Florida	$15.7	$4.5	$44.4	$5.2
Mid-Atlantic	4.4	10.4	11.0	13.5
Texas*	—	0.5	0.6	0.5
West	43.2	14.4	56.7	16.1

	63.3	29.8	112.7	35.3

Write-offs of deposits and abandonment costs:
Florida	274.5	0.2	287.3	1.3
Mid-Atlantic	33.9	7.5	47.8	8.0
Texas*	—	—	0.3	0.1
West	132.8	12.3	180.3	12.7

	441.2	20.0	515.7	22.1

Inventory impairments and abandonment costs	$504.5	$49.8	$628.4	$57.4

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
Deliveries:	Homes	$	Homes	$	Homes	$	Homes	$
Consolidated:
Florida	551	$188.2	580	$214.0	1,780	$637.4	2,079	$758.9
Mid-Atlantic	138	49.9	189	70.0	458	164.5	522	204.7
Texas*	563	147.8	605	150.4	1,784	461.7	1,721	429.2
West	207	63.7	395	128.6	811	278.7	1,058	332.1

Continuing operations	1,459	449.6	1,769	563.0	4,833	1,542.3	5,380	1,724.9
Discontinued operations*	7	1.1	152	34.9	189	44.7	449	101.0

Total	1,466	450.7	1,921	597.9	5,022	1,587.0	5,829	1,825.9
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	—	—	40	11.3	—	—
Transeastern	132	28.5	586	180.2	739	174.8	1,647	501.2
Mid-Atlantic	6	1.1	12	3.1	16	4.0	100	28.9
West	136	36.5	422	141.9	774	230.9	1,358	485.6

Total unconsolidated joint ventures	274	66.1	1,020	325.2	1,569	421.0	3,105	1,015.7

Combined total	1,740	$516.8	2,941	$923.1	6,591	$2,008.0	8,934	$2,841.6

*	The Texas Region excludes the Dallas division, which is classified as a discontinued operation.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
Net Sales Orders(1):	Homes	$	Homes	$	Homes	$	Homes	$
Consolidated:
Florida	226	$43.6	377	$150.4	1,263	$398.9	1,627	$642.3
Mid-Atlantic	57	17.4	146	53.5	485	170.0	480	190.8
Texas*	376	99.2	601	152.0	1,658	417.3	1,936	491.3
West	233	59.5	206	63.7	789	219.4	982	334.4

Continuing operations	892	219.6	1,330	419.6	4,195	1,205.6	5,025	1,658.8
Discontinued operations*	—	(0.5)	140	34.2	70	18.9	448	106.9

Total	892	219.1	1,470	453.8	4,265	1,224.5	5,473	1,765.7
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	1	0.5	12	1.7	13	5.2
Transeastern	54	9.2	(23)	(13.0)	248	27.1	85	50.6
Mid-Atlantic	6	1.0	13	2.7	19	3.8	71	17.5
West	93	21.5	134	28.7	480	116.8	718	214.1

Total unconsolidated joint ventures	153	31.7	125	18.9	759	149.4	887	287.4

Combined total	1,045	$250.8	1,595	$472.7	5,024	$1,373.9	6,360	$2,053.1

(1)	Net of cancellations.

*	The Texas Region excludes the Dallas division, which is now classified as a discontinued operation.

	September 30, 2007			September 30, 2006
			Average			Average
Sales Backlog:	Homes	$	Price	Homes	$	Price
Consolidated:
Florida	1,935	$664.4	$343	2,485	$920.1	$370
Mid-Atlantic	239	87.1	$365	259	98.5	$380
Texas*	848	229.2	$270	1,165	316.4	$272
West	463	135.3	$296	775	306.1	$395

Continuing operations	3,485	1,116.0	$320	4,684	1,641.1	$350
Discontinued operations*	14	4.3	$305	287	70.9	$247

Total	3,499	1,120.3	$321	4,971	1,712.0	$344
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	$—	49	14.6	$298
Transeastern	—	—	$—	1,516	435.6	$287
Mid-Atlantic	—	—	$—	8	2.4	$304
West	135	37.0	$274	903	313.9	$348

Total unconsolidated joint ventures	135	37.0	$274	2,476	766.5	$310

Combined total	3,634	$1,157.3	$318	7,447	$2,478.5	$333

*	The Texas Region excludes the Dallas division, which is now classified as a discontinued operation.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
		Sales		Sales		Sales		Sales
Average Price:	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders
Consolidated:
Florida	$342	$193	$369	$399	$358	$316	$365	$395
Mid-Atlantic	$362	$305	$370	$366	$359	$350	$392	$398
Texas*	$262	$264	$249	$253	$259	$252	$249	$254
West	$308	$255	$326	$309	$344	$278	$314	$341
Continuing operations	$308	$246	$318	$315	$319	$287	$321	$330
Discontinued operations	$158	$—	$230	$244	$237	$270	$225	$239
Total	$307	$246	$311	$309	$316	$287	$313	$323
Unconsolidated joint ventures:
Florida (excluding Transeastern)	$—	$—	$—	$456	$282	$142	$—	$400
Transeastern	$216	$171	$307	$564	$237	$109	$304	$596
Mid-Atlantic	$193	$172	$254	$210	$249	$202	$289	$247
West	$268	$231	$336	$214	$298	$243	$358	$298
Total unconsolidated joint ventures	$241	$207	$319	$152	$268	$197	$327	$324
Combined total	$297	$240	$314	$296	$305	$273	$318	$323

*	The Texas Region excludes the Dallas division, which is classified as a discontinued operation.
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
     Florida: Homebuilding revenues decreased 10% for the three months ended September 30, 2007 to $195.6 million from $218.1 million for the three months ended September 30, 2006. The decrease in revenues was primarily due to a 7% decrease in average sales price to $342,000 for the three months ended September 30, 2007, compared to $369,000 for the three months ended September 30, 2006. Additionally, there was a 5% decrease in the number of homes delivered to 551 homes delivered for the three months ended September 30, 2007, compared to 580 homes delivered for the three months ended September 30, 2006. Gross margin on home sales, excluding impairments, was 18.5% for the three months ended September 30, 2007, compared to 25.4% for the three months ended September 30, 2006. The decrease in gross margin was due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 168% to $74,500 per home for the three months ended September 30, 2007, from $27,800 for the comparable period last year.
     During the three months ended September 30, 2007, we generated a loss of $275.1 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $274.5 million, as compared to gross profit on land sales of $2.2 million during the three months ended September 30, 2006.
     Mid-Atlantic: Homebuilding revenues increased 16% to $81.4 million for the three months ended September 30, 2007 from $70.2 million for the three months ended September 30, 2006. The increase in revenues was due to a $31.3 million increase land sales. The increase in revenues was partially offset by a 27% decrease in homes delivered to 138 homes delivered for the three months ended September 30, 2007, compared to 189 homes delivered for the three months ended September 30, 2006. Gross margin on home sales, excluding impairments, was 11.2% for the three months ended September 30, 2007, compared to 18.5% for the three months ended September 30, 2006. The decrease was due to a land sale which had a loss of $13.2 million.
     For the three months ended September 30, 2007, we generated a loss of $45.8 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $33.9 million, as compared to a loss on land sales of $7.4 million during the three months ended September 30, 2006.
     Texas: Homebuilding revenues decreased 5% for the three months ended September 30, 2007 to $149.0 million from $156.7 million for the three months ended September 30, 2006. The decrease in revenues was primarily due to a $5.0 million (or 81%) decrease in land sale revenues. Additionally there was a 7% decrease in the number of homes delivered to 563 for the three months ended September 30, 2007, compared to 605 homes delivered for the three months ended September 30, 2006. This was partially offset by a 5% increase in the average sales price to $262,000 from $249,000 for the same respective periods. Gross margin on home sales, excluding impairments, was 22.6% for the three months ended September 30, 2007, compared to 22.2% for three months ended September 30, 2006. Incentives per home delivered increased 68% to $18,300 from $10,900 for the three months ended September 30, 2006.
     For the three months ended September 30, 2007, we generated a gross profit of $0.3 million on our revenues from land sales, as compared to gross profit of $0.4 million during the three months ended September 30, 2006.
     West: Homebuilding revenues decreased 49% for the three months ended September 30, 2007 to $66.9 million from $131.8 million for the three months ended September 30, 2006. The decrease was primarily due to a 48% decrease in the number of home deliveries to 207 homes delivered for the three months ended September 30, 2007, compared to 395 homes delivered for the three months ended September 30, 2006. Additionally, there was a 6% decrease in the average sales price to $308,000 for the three months ended September 30, 2007, compared to $326,000 for the for the three months ended September 30, 2006. For the three months ended September 30, 2007, gross margin on home sales, excluding impairments, was 9.2% compared to 21.7% for the three months ended September 30, 2006. The decrease in gross margin on home sales, excluding impairments, was due primarily to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 54% to $52,400 per home for the three months ended September 30, 2007, from $34,000 for the comparable period last year.
     For the three months ended September 30, 2007, we generated a loss of $132.0 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $132.8 million, as compared to a loss on land sales of $12.7 million during three months ended September 30, 2006.
Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
     Florida: Homebuilding revenues decreased 13% for the nine months ended September 30, 2007 to $671.1 million from $772.9 million for the nine months ended September 30, 2006. The decrease in revenues was due to a 14% decrease in the number of home deliveries to 1,780 homes delivered for the nine months ended September 30, 2007, compared to 2,079 homes delivered for the nine months ended September 30, 2006. Gross margin on home sales, excluding impairments, was 21.3% for the nine months ended September 30, 2007, compared to 27.9% for the nine months ended September 30, 2006. The decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 250% to $59,600 per home for the nine months ended September 30, 2007, from $17,000 for the nine months ended September 30, 2006.
     During the nine months ended September 30, 2007, we generated a loss of $284.5 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $287.3 million, as compared to gross profit on land sales of $4.7 million during the nine months ended September 30, 2006.
     Mid-Atlantic: Homebuilding revenues decreased 7% to $196.1 million for the nine months ended September 30, 2007 from $211.4 million for the nine months ended September 30, 2006. The decrease in revenues was due to a 12% decrease in homes delivered to 458 homes compared to 522 homes delivered and a decrease in the average selling price to $359,000 for the nine months ended September 30, 2007, from $392,000 for the nine months ended September 30, 2006. Gross margin on home sales, excluding impairments, was 13.5% for the nine months ended September 30, 2007, compared to 20.8% for the nine months ended September 30, 2006. Gross margin on home sales, excluding impairments decreased for the nine months ended September 30, 2007 primarily due to a land sale which had a loss of $13.2 million and was partially due to a 14% increase in the average sales incentives offered to homebuyers to $27,300 per home delivered for the nine months ended September 30, 2007, from $24,000 per home delivered for the nine months ended September 30, 2006.
     For the nine months ended September 30, 2007, we generated a loss of $61.0 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $47.8 million, as compared to a loss on land sales of $6.3 million during the nine months ended September 30, 2006.
     Texas: Homebuilding revenues increased 7% for the nine months ended September 30, 2007 to $469.0 million from $438.5 million for the nine months ended September 30, 2006. The increase in revenues was primarily due to a 4% increase in the number of home deliveries to 1,784 homes delivered for the nine months ended September 30, 2007, compared to 1,721 homes delivered for the nine months ended September 30, 2006. Additionally, we experienced an increase in average sales price on homes delivered to $259,000 during the nine months ended September 30, 2007, as compared to $249,000 during the comparable period in the prior year. Gross margin on home sales, excluding impairments, was 21.8% for the nine months ended September 30, 2007, compared to 22.1% for nine months ended September 30, 2006. Incentives per home delivered increased 46.0% to $17,100 for the nine months ended September 30, 2007, from $11,700 for the nine months ended September 30, 2006.
     For the nine months ended September 30, 2007, we generated a gross profit of $0.7 million on our revenues from land sales, and $0.8 million in the nine months ended September 30, 2006.
     West: Homebuilding revenues decreased 21% for the nine months ended September 30, 2007 to $283.1 million from $358.8 million for the nine months ended September 30, 2006. The decrease in revenues was primarily due to a 23% decrease in the number of home deliveries to 811 homes delivered for the nine months ended September 30, 2007, compared to 1,058 homes delivered for the nine months ended September 30, 2006. Additionally there was a $22.3 million (or 84%) decrease in revenues from land sales between the same respective periods. These decreases in homebuilding revenues were partially offset by a 10% increase in average sales price to $344,000 from $314,000 for the same periods. The increase in the average sales price in our West region was primarily due to a change in product mix. Gross margin on home sales, excluding impairments, was 11.8% for the nine months ended September 30, 2007, compared to 25.2% for the nine months ended September 30, 2006. The decrease in gross margin was due primarily to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 131% to $57,100 per home for the nine months ended September 30, 2007, from $24,700 for the nine months ended September 30, 2006.
     For the nine months ended September 30, 2007, we generated a loss of $174.6 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $180.3 million, as compared to a loss on land sales of $8.2 million during nine months ended September 30, 2006.
Financial Services Operations
     The following table presents selected financial data related to our Financial Services reportable segment for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$8.3	$15.8	$31.3	$48.4
Expenses	8.1	10.8	26.1	32.5

Financial services pretax income	$0.2	$5.0	$5.2	$15.9

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
     At September 30, 2007, we had unrestricted cash and cash equivalents of $75.6 million as compared to $54.2 million at December 31, 2006.
     The additional borrowings arising from the settlement of the Transeastern JV disputes and the continuing deterioration of the housing market, including the worsening since late July 2007 due to the mortgage and credit market crisis, has had, and will continue to have for an extended period of time, a negative impact on our liquidity and our ability to comply with financial and other covenants under our bank loans and indentures, including interest coverage, total leverage, and tangible net worth covenants. All of these factors, and others which may arise in the future, will adversely impact our financial condition and results of operations.
     Our income before non-cash charges generally is our most significant source of operating cash flow. In past years, because of our rapid growth, our operations had generally used more cash than they have generated. However, due to the continuing significant deterioration in the housing market, we have taken, and are continuing to take, actions to maximize cash receipts and minimize cash expenditures. As part of these initiatives, we have increased our review of general and administrative expenses and operations to increase efficiencies by reducing costs and streamlining our activities. However, some of our efforts on reducing general and administrative expenses are being offset by professional and consulting fees associated with the settlement of our Transeastern joint venture (the “Transeastern JV”) and our current restructuring efforts. In addition, we are working with our suppliers and seeking new suppliers, through competitive bid processes, to reduce construction material and labor costs. We are analyzing each community based on profit and sales absorption goals that include current market factors in the homebuilding industry such as the oversupply of homes available for sale in most of our markets, less demand, decreased consumer confidence, tighter mortgage loan underwriting criteria and higher foreclosures. We continue to review the size, geographic allocations and components of our inventory to better align these assets with estimated future deliveries. We have established inventory targets based on current market conditions, existing inventory levels and our historical and projected results. If our inventory exceeds these targeted levels, which is currently the case, we are and will continue to take necessary actions to reduce our inventory level to these targeted levels. These actions include, to the extent possible: limiting new arrangements to acquire land; engaging in bulk sales of land and unsold homes; reducing the number of homes under construction and limiting development activities; re-negotiating terms or abandoning our rights under option contracts; considering other asset dispositions including the possible sale of underperforming assets, communities, divisions, and joint venture interests; further reducing inventory target levels; and other initiatives designed to monetize our assets including our deferred tax assets.
     As a result of worsening market conditions since late July and our liquidity constraints, during the three months ended September 30, 2007, we abandoned our rights under certain option agreements which resulted in a 9,400 unit decline in our controlled homesites. Abandonment decisions were made following in depth community by community analyses of all option contracts based on projected returns, amount and timing of incremental cash flow, and owned homesites. In connection with the abandonment of our rights under these option contracts, we forfeited cash deposits of $166.9 million and had letters of credit of $91.2 million drawn, subsequent to September 30, 3007, which increased our outstanding borrowings. We have entered into development contracts associated with our option contracts (which development contracts include obligations of ours to develop property even if we abandon the option contract). As of September 30, 2007 we recorded a $22.7 million loss accrual with respect thereto. See note 3 to our financial statements included herein. As challenging market conditions continue, we expect to continue to reduce inventory in an attempt to further align our inventory levels to housing demand in those markets we serve, reduce our cost of sales relating to construction and labor costs for the homes we build, and reduce our selling, general and administrative costs to levels consistent with fewer home deliveries to operate within our liquidity constraints. These or future actions may not be sufficient to allow us to continue our operations.
     Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have $1.7 billion in borrowings, have experienced significant losses for the year ended December 31, 2006, and the nine months ended September 30, 2007, and continue to generate negative cash flows from operations. For the nine months ended September 30, 2007, we incurred a net loss of $817.7 million and had stockholders’ equity of $48.3 million, which was a significant decrease when compared to $774.9 million at December 31, 2006. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to restructure our capital structure including our attempt to exchange a large portion of our outstanding indebtedness for equity. We have asked our bondholders to organize as a group in order to discuss such restructuring and reorganization alternatives. Failure to restructure our capital structure would result in, among other things, depleting our available funds and not being able to pay our obligations when they become due, as well as possible defaults under our debt obligations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
     For the nine months ended September 30, 2007, cash used in operating activities was $95.6 million, as compared to $179.3 million during the nine months ended September 30, 2006. The improvement in the use of cash by our operating activities is primarily a result of a reduction in the growth of our inventory during the nine months ended September 30, 2007. On June 6, 2007, we sold substantially all of our Dallas division for approximately $52.3 million in net cash proceeds and on September 25, 2007 we sold in bulk, homesites in our Mid-Atlantic and Virginia division for $26.1 million in net cash proceeds. Both of these transactions helped to offset a portion of the cash used by our operating activities during the nine months ended September 30, 2007.
     Cash used in investing activities was $25.1 million during the nine months ended September 30, 2007, as compared to $7.1 million during the nine months ended September 30, 2006. The decrease in cash used in investing activities is primarily due to an increase in investments in unconsolidated joint ventures to $28.0 million and reductions in the receipt of capital distributions from the unconsolidated joint ventures to $12.4 million during the nine months ended September 30, 2007 from $32.3 million for the prior year period. This increase was partially offset by a decrease in net additions to property and equipment to $9.5 million for the nine months ended September 30, 2007 compared to $13.4 million for the prior year period.
Refunds of Federal & State Income Taxes
     The Company anticipates receiving refunds of previously paid income taxes for 2005 and 2006 through the carryback of its taxable loss from 2007, refunds of both federal and state income taxes as the result of recently filed returns for 2006, and refunds of 2007 estimated taxes totaling approximately $240.2 million.

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
Financing Activities
     Our consolidated borrowings at September 30, 2007 were $1.7 billion, an increase of $0.6 billion as compared to December 31, 2006. At September 30, 2007, our Homebuilding borrowings of $1.7 billion included: (i) $150.3 million of borrowings under the revolving loan facility which bear interest at the reserve-adjusted Eurodollar base rate plus 1.90%; (ii) $199.5 million under the First Lien Term Loan Facility due 2012; (iii) $300.0 million of 9% senior notes due 2010; (iv) $250.0 million of 8-1/4% senior notes due 2011; (v) $125.0 million of 7-1/2% senior subordinated notes due 2011; (vi) $185.0 million of 10-3/8% senior subordinated notes due 2012; (vii) $200.0 million of 7-1/2% senior subordinated notes due 2015; (viii) $306.8 million under the Second Lien Term Loan Facility due 2013 and (ix) $20.5 million of Senior Sub PIK Notes of 14-3/4% due 2015. Our weighted average debt to maturity is 4.5 years, while our average inventory turnover is 1.0 times per year.
     To effect the TE Acquisition, on July 31, 2007, we entered into the (i) $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (ii) $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”) with Citicorp North America, Inc. as Administrative Agent. The proceeds from the credit facilities were used to satisfy claims of the senior lenders against the Transeastern JV. Our existing $800.0 million revolving loan facility (the “Revolving Loan Facility”) was amended and restated to (i) reduce the revolving commitments thereunder by $100.0 million and (ii) permit the incurrence of the Facilities (and make other conforming changes relating to the Facilities). Collectively, these transactions are referred to as the “Financing.” Net proceeds from the Financing at closing were $470.6 million which is net of a 1% discount and transaction costs. The Revolving Loan Facility expires on March 9, 2010. The First Lien Term Loan Facility expires on July 31, 2012 and the Second Lien Term Loan Facility expires on July 31, 2013.
     On October 25, 2007, our Revolving Loan Facility was amended by Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement. Among other things, the existing agreement was amended with respect to (i) the pricing of loans, (ii) limiting the amounts which may be borrowed prior to December 31, 2007, (iii) modifying the definition of a “Material Adverse Effect,” (iv) waiving compliance with certain representations and financial covenants, (v) establishing minimum operating cash flow requirements, (vi) requiring compliance with weekly budgets, (vii) inclusion of a five week operating cash flow covenant at the end of November, (viii) requiring the payment of certain fees, and (ix) reducing the Lenders’ commitments by $50,000,000.
     On October 25, 2007, the First Lien Term Loan Credit Agreement was also amended by Amendment No. 1 to the First Lien Term Loan Credit Agreement to amend certain terms including (i) the pricing of loans, (ii) the definition of “Material Adverse Effect,” and (iii) waiving compliance with certain financial covenants.

     While the amendments provide us with temporary relief from certain credit agreement covenants, we face many challenges including, among other things, our current level of indebtedness, which challenge has become much further intensified based on market conditions that have become materially worse for all homebuilders since late July 2007. In connection therewith, and as noted above, we are pursuing a number of initiatives including asset sales, the wind down of divisions, abandoning our rights under option contracts that no longer provide acceptable returns based on changing conditions, further reductions in selling, general and administrative expenses and are considering all available in and out of court restructuring and reorganization alternatives (including a potential Chapter 11 filing) and processes including, among other things, restructuring our capital structure including attempting to exchange some or all of our outstanding indebtedness for equity. We may not be successful in achieving these alternatives and the alternatives, if achieved, may not be successful.
          We have been notified by the New York Stock Exchange that our stock is below the minimum average trading price required for continued listing. We may receive additional notices of non-compliance with certain other standards including market capitalization shortly. If our shares are delisted from the NYSE, this will constitute a “change of control” under our credit agreements, which is an event of default. The lenders may terminate our right to borrow and declare the loans to be due and payable.
     In addition, our indentures also limit our ability to incur new indebtedness. Any new borrowings (other than certain refinancing indebtedness) are limited to $415.7 million. We may be unable to meet the conditions necessary for us to be able to incur such additional indebtedness.
     The interest rates on the Facilities and the Revolving Loan Facility are based on LIBOR plus a margin or an alternate base rate plus a margin, at our option. For the Revolving Loan Facility, the LIBOR rates are increased by between 2.50% and 5.25% depending on our leverage ratio (as defined in the Agreement) and credit ratings. Loans bearing interest at the base rate (the rate announced by Citibank as its base rate or 0.50% above the Federal Funds Rate) increase between 1.00% and 4.25% in accordance with the same criteria. Based on our current leverage ratio and credit ratings, our LIBOR loans bear interest at LIBOR plus 5.25% and our base rate loans bear interest at the Federal Funds Rate plus 4.25%. For the First Lien Term Loan Facility, the interest rate is LIBOR plus 5.00% or base rate plus 4.00%. For the Second Lien Term Loan Facility, the interest rate is LIBOR plus 7.25% or base rate plus 6.25%. The Second Lien Term Loan Facility allows us to pay interest, at our option, (i) in cash, (ii) entirely by increasing the principal amount of the Second Lien Term Loan Facility, or (iii) a combination thereof. The Facilities and the New Revolving Loan Facility are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). The obligations are secured by substantially all of our assets, including those of our Guarantors. Our mortgage and title subsidiaries are not Guarantors. The loans under the Facilities may be prepaid at certain times (the Second Lien Term Loan Facility may not be prepaid prior to its first anniversary), subject to certain premiums upon repayment. The Facilities and the Revolving Loan Facility impose certain limitations on us, including with respect to: (i) dividends on, redemptions and repurchases of, equity interests; (ii) prepayments of junior indebtedness, redemptions and repurchases of debt; (iii) the incurrence of liens and sale-leaseback transactions; (iv) loans and investments including joint ventures; and (v) incurrence of debt. The Facilities and Revolving Loan Facility also contain events of default and have financial covenants, including but not limited to the following covenants: (i) minimum adjusted consolidated tangible net worth; (ii) maximum ratio of debt to adjusted consolidated tangible net worth; (iii) minimum ratio of EBITDA to interest capitalized; (iv) maximum ratio of units owned to units closed; (v) maximum ratio of land to adjusted consolidated tangible net worth; and (vi) maximum ratio of unsold units to units closed. As noted above, on October 25, 2007, the Revolving Loan Facility and the First Lien Term Loan Facility were amended to waive the financial covenants through December 31, 2007. The Revolving Loan Facility is subject to a borrowing base, which includes a reserve for amounts outstanding under the Facilities. The Second Lien Term Loan Facility contains a limitation on amounts outstanding under the Revolving Loan Facility and the Facilities based on a percentage of inventory.
     Interest on the PIK Notes is payable semi-annually. The Notes are unsecured senior subordinated obligations of ours, and are guaranteed on an unsecured senior subordinated basis by each of our existing and future subsidiaries that guarantee our 7.5% Senior Subordinated Notes due 2015 (the “Existing Notes”). We are required to pay 1% of the interest in cash and the remaining 13.75%, at our option, (i) in cash, (ii) entirely by increasing the principal amount of the Notes or issuing new notes, or (iii) a combination thereof. The Notes will mature on July 1, 2015. The indenture governing the Notes contains the same covenants as contained in the indenture governing the Existing Notes and is subject, in most cases, to any change to such covenants made to the indenture governing the Existing Notes. The Notes are redeemable by us at redemption prices greater than their principal amount.
     As of September 30, 2007, we had $150.3 million outstanding under the Revolving Loan Facility, had issued letters of credit totaling $213.9 million and had $130.0 million in availability, all of which we could have borrowed without violating any of our debt covenants considering the amendment to these covenants made October 25, 2007. In order to fund our future operations we may have to draw additional amounts under our Revolving Loan Facility. Such amounts may not be available to us if we are unable to satisfy our covenants and may be further restricted based on the fact that our October 25, 2007 amendments extend only to December 31, 2007. Therefore, if we are not able to successfully renegotiate new acceptable terms or refinance our current borrowings, we will be in default.

     On April 12, 2006, we issued $250.0 million of 8-1/4% senior notes due 2011. In connection with the issuance of the 8-1/4% senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions). The registration statement has not been declared effective within the required 180 days of issuance and, as a result, on October 9, 2006 in accordance with the terms of the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and shall increase by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. For the nine months ended September 30, 2007, we incurred an additional $1.8 million of additional interest expense as a result of such default.
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
     Our financial leverage, as measured by the ratio of Homebuilding net debt to capital, increased to 97.2% at September 30, 2007 from 56.7% at December 31, 2006, due to the loss for the nine months ended September 30, 2007 and an increase in our Homebuilding borrowings. Our stated goal has been to maintain our net debt to capital within a range of 45% to 55% and, as of September 30, 2007, we are outside of this range. In connection with the Transeastern JV settlement, we have capitalized additional debt, and therefore further exceed our stated net debt to capital range. For these reasons, as well as continued challenging market conditions, pursuing asset sales and are considering all available restructuring and reorganization alternatives and processes including, among other things, restructuring our capital structure including attempting to exchange some or all of our outstanding indebtedness for equity. We may not be successful in achieving these alternatives and the alternatives, if achieved, may not be successful.
     Our homebuilding net debt to capital is calculated as follows (dollars in millions):

	September 30,	December 31,
	2007	2006
Notes payable	$1,574.1	$1,060.7
Bank borrowings	150.3	—

Homebuilding borrowings*	1,724.4	1,060.7
Less: unrestricted cash	73.6	47.4

Homebuilding net debt	1,650.8	1,013.3
Stockholders’ equity	48.3	774.9

Total capital**	$1,699.1	$1,788.2

Ratio	97.2%	56.7%

*	Does not include obligations for inventory not owned of $44.5 million at September 30, 2007 and $300.6 million at December 31, 2006, all of which are non-recourse to us. Obligations for inventory not owned in our consolidated statements of financial condition represent liabilities associated with our land banking and similar activities, including obligations in variable interest entities which have been consolidated by us and in which we have a less than 50% ownership interest, and the creditors have no recourse against us. As a result, the obligations have been specifically excluded from the calculation of leverage ratios pursuant to the terms of our revolving credit facility.

**	Does not include Financial Services bank borrowings of $22.4 million at September 30, 2007 and $35.4 million at December 31, 2006.
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
     Our mortgage subsidiary has two warehouse lines of credit in place to fund the origination of residential mortgage loans. The primary revolving warehouse line of credit (the “Primary Warehouse Line of Credit”), which was amended on December 9, 2006, provides for revolving loans of up to $100.0 million. The Primary Warehouse Line of Credit, as amended, expires on December 8, 2007. The Primary Warehouse Line of Credit, as amended, bears interest at the 30 day LIBOR rate plus a margin of 1.0% to 3.0%, except for certain specialty mortgage loans, determined based upon the type of mortgage loans being financed. The Primary Warehouse Line of Credit, as amended, also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or declare dividends or other restricted payments, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities.
     On August 7, 2007, we amended our mortgage subsidiary’s other $50.0 million warehouse line of credit to reduce the size of the facility to $35.0 million (the “Secondary Warehouse Line of Credit”). The Secondary Warehouse Line of Credit is comprised of (1) a credit facility providing for revolving loans of up to $20.0 million, subject to meeting borrowing base requirements based on the value of collateral provided, and (2) a mortgage loan purchase and sale agreement which provides for the purchase by the lender of up to $15.0 million in mortgage loans generated by our mortgage subsidiary. On September 18, 2007 the purchase and sale agreement was expanded from $15.0 million to $30.0 million. At no time may the amount outstanding under this Secondary Warehouse Line of Credit, plus the amount of purchased loans pursuant to the purchase and sale agreement exceed $50.0 million. The Secondary Warehouse Line of Credit bears interest at the 30 day LIBOR rate plus a margin of 1.125%. The Secondary Warehouse Line of Credit expires on August 8, 2008.
     As a result of the Company breaching certain covenants in its Second Amended and Restated Revolving Credit Agreement and First Lien Term Loan Credit Agreement as of September 30, 2007, an event of default occurred under the $20.0 million credit facility within the Secondary Warehouse Line of Credit. Under an amendment dated October 25, 2007 granting waiver of default, the lender has no obligation to make any loans through the waiver period which ends December 31, 2007.
     Both lines of credit are secured by funded mortgages, which are pledged as collateral, and require our mortgage subsidiary to maintain certain financial ratios and minimums. At September 30, 2007, we had $13.1 million in borrowings under our Primary Warehouse Line of Credit, with the capacity to borrow an additional $86.9 million, subject to satisfying the relevant borrowing conditions. At September 30, 2007, we had $9.3 million in borrowings under our Secondary Warehouse Line of Credit. In accordance with the waiver obtained, we currently have no borrowings outstanding under the Secondary Warehouse Line of Credit.
     At September 30, 2007, the amount of our annual debt service payments was $171.5 million. This amount included annual debt service payments on the senior and senior subordinated notes of $91.2 million, interest payments on the revolving credit facility of $15.2 million, on the First Lien Term Loan Facility of $19.1 million, on the Second Lien Term Loan Facility of $41.6 million and on the Senior Subordinated PIK Notes of $3.0 million, and on the warehouse lines of credit of $1.4 million, based on the balances outstanding as of September 30, 2007. The amount of our annual debt service payments on warehouse lines of credit fluctuates based on the principal outstanding under the facility and the interest rate. An increase or decrease of 1% in interest rates will change our annual debt service payment by $6.8 million per year.
Off-Balance Sheet Arrangements
     Land and Homesite Option Contracts
     In the ordinary course of business, we enter into option contracts to purchase homesites and land held for development. At September 30, 2007 we had refundable and non-refundable cash deposits aggregating $82.0 million. Under these option contracts, we have the right to buy homesites at predetermined prices on a predetermined takedown schedule anticipated to be commensurate with home starts. Option contracts generally require the payment of a cash deposit or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or third party financial entities who have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. As of September 30, 2007, we have abandoned our rights under option contracts that require us to complete the development of land for a fixed reimbursable amount. At September 30, 2007, we recorded a loss accrual of $22.7 million, in connection with the abandonment of these option contracts, for our obligations under the development agreements, based on our estimate of the excess of costs to complete the development of the land over the fixed reimbursable amounts.
     In addition, certain of these option contracts give the other party the right to require us to purchase homesites or guarantee certain minimum returns. As of September 30, 2007, we have abandoned our rights under option contracts that give the other party the right to require us to purchase the homesites. On some of these option contracts, we have received notices in which the other party is exercising their right to require us to purchase the homesites under this provision of the option contracts. We do not have the ability to comply with these notices due to liquidity constraints. These option contracts were previously consolidated and the inventory was included in inventory not owned and the corresponding liability was included in obligations for inventory not owned. As we do not have the intent or the ability to comply with the requirement to purchase the property, we have deconsolidated these option contracts at September 30, 2007. Capitalized pre-acquisition costs associated with these option contracts are impaired and $33.3 million was written off during the three months ended September 30, 2007. In addition, at September 30, 2007, we recorded a loss accrual of $12.6 million, including $19.3 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts, in connection with the abandonment of these option contracts, for our obligations under these option contracts, based on our estimate of the deficiency of the fair value of the underlying inventory evaluated as “available for sale” under SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) compared to our required purchase price under the option contract. As of September 30, 2007, the total required purchase price under these option contracts was $52.3 million.
     We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. Additionally, at September 30, 2007, we had letters of credit outstanding of approximately $67.2 million primarily related to land development activities. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and deposits on homesite purchase contracts. Under these arrangements, we had total outstanding letters of credit of $213.9 million. As a result of abandoning our rights under option contracts, as of September 30, 2007, we accrued $99.7 million for letters of credits which we anticipated would be drawn due to nonperformance under such contracts. Of this amount, $91.2 million of letters of credit have been drawn and have increased our borrowings outstanding under our Revolving Loan Facility. We have entered into development contracts associated with our option contracts (which development contracts include obligations of ours to develop property even if we abandon the option contract). As of September 30, 2007 we recorded a $22.7 million loss accrual with respect thereto. See note 3 to our financial statements included herein.
     At September 30, 2007, we have total outstanding performance / surety bonds of $233.5 million related to land development activities and have estimated our exposure on our outstanding surety bonds to be $151.5 million based on land development remaining to be completed. We have been experiencing a reduction in availability of security bond capacity. In addition to increasing cost of surety bond premiums there have been, and may continue to be, some cases where we have to obtain a letter of credit or provide other collateral to secure necessary surety bonds. If we are unable to secure such bonds, may elect to post alternative forms of collateral with government entities or escrow agents.
     Investments in Unconsolidated Joint Ventures
     We have entered into joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. In the future, we intend to limit the number of homebuilding joint ventures into which we enter. Through joint ventures, we reduce and share our risk associated with land ownership and development and extend our capital resources. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. Our obligations become full recourse in the event of voluntary bankruptcy of the joint venture. At September 30, 2007, we had investments in unconsolidated joint ventures of $80.9 million. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At September 30, 2007, we had receivables of $42.2 million from these joint ventures due to loans and advances, unpaid management fees and other items. The debt covenants under our new revolving credit facility contain limitations on the amount of our direct cash investments in joint ventures.
     We believe that the use of off-balance sheet arrangements enables us to acquire rights in land which we may not have otherwise been able to acquire at favorable terms. As a result, we view the use of off-balance sheet arrangements as beneficial to our Homebuilding activities.
     Engle/Sunbelt Joint Venture
     In December 2004, we entered into a joint venture agreement with Suntous Investors, LLC (“Suntous”) to form Engle/Sunbelt Holdings, LLC (“Engle/Sunbelt”). Engle/Sunbelt was formed to develop finished homesites and deliver homes in the Phoenix, Arizona market, and upon its inception, the partnership acquired eight of our existing communities in Phoenix, Arizona. The borrowings by Engle/Sunbelt are non-recourse to us; however, through our subsidiary Engle Homes Residential, LLC, we have agreed to complete any property development commitments in the event Engle/Sunbelt defaults. Additionally, we agreed to indemnify the lenders for potential losses resulting from fraud, misappropriation and similar acts by Engle/Sunbelt.
     Engle/Sunbelt is unable to borrow under its credit facilities due to certain events with respect to us which are treated as a material adverse change. The joint venture is currently engaged in negotiations with its lenders to obtain a waiver. As a result, we are likely to fund critical cash needs to the extent permitted under our credit agreements, and anticipate being repaid when the joint venture is again able to borrow.
     TOUSA / Kolter Joint Venture
     In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans (the “term loans”) of which $47.0 million and $7.0 million, respectively, were outstanding as of September 30, 2007. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain agreed plans. The term loans required, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforeseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. On June 21, 2007, and in response to missing the development deadline, TOUSA/Kolter amended the existing term loan agreements and we amended the Performance and Completion Agreement which remedied the situation by extending the Performance and Completion Agreement development deadline to May 31, 2008. The amendment to the term loan agreements increased the interest rate on the senior term loan by 100 basis points to LIBOR plus 3.25% and by 50 basis points to LIBOR plus 8.5% for the senior subordinated term loan. As a condition to the amendment, we have agreed to be responsible for the additional 150 basis points; accordingly, this will be paid by us and will be a cost of the lots we acquire from TOUSA/Kolter. The amendment also required us to increase the existing letter of credit by an additional $1.8 million for a total letter of credit deposit of $12.1 million and place an additional $3.0 million cash deposit on the remaining lots under option which was used by TOUSA/Kolter to pay down a portion of the senior term loan.
     We evaluated the recoverability of our investment in and receivables from TOUSA/Kolter at September 30, 2007 for impairment under APB 18, and recorded an impairment of $16.9 million, which was offset by a deferred gain of $12.8 million, resulting in a net charge to earnings of $4.1 million.
     Centex/ TOUSA at Wellington, LLC
     In December 2005, we entered into a joint venture with Centex Corporation to form Centex/TOUSA at Wellington, LLC (“Centex/TOUSA at Wellington”) for the purpose of acquiring, developing and selling approximately 264 homesites in a community in South Florida. The joint venture obtained a term loan of which $30.1 million was outstanding as of September 30, 2007. The credit agreement requires the joint venture to construct and complete the horizontal development of the lots and related infrastructure in accordance with certain agreed plans. On August 31, 2007, Centex/TOUSA at Wellington received a notice requiring the joint venture partners to contribute approximately $10.0 million to the joint venture to paydown the term loan in order to be in compliance with the 60% loan to value ratio covenant. Neither us nor our joint venture partner have made the required equity contribution; however, discussions with the lenders, joint venture partners and potential buyers are ongoing.
     We evaluated the recoverability of our investment in and receivables from Centex/TOUSA at Wellington, LLC at September 30, 2007 for impairment under APB 18, and recorded an impairment of $11.6 million based on our current negotiations with our joint venture partner, lenders and potential third party buyers that would allow us to assign our equity ownership in return for a release of all of our obligations. Additionally, as part of the negotiations, we have agreed to relinquish title to certain homesites previously acquired in the amount of $14.7 million. Accordingly, we have recorded an impairment of such amount at September 30, 2007 that is included in inventory impairments and abandonment costs in the accompanying statement of operations for the three and nine months ended September 30, 2007.
     Layton Lakes Joint Venture
     In connection with our joint venture with Lennar corporation to develop, construct and sell single family homes, townhome properties and commercial property in Arizona, we entered into a Completion and Limited Indemnity Agreement for the benefit of the lender to the joint venture. The agreement required us to maintain a tangible net worth of $400.0 million. As a result of the decrease in our tangible net worth, this covenant has been breached and the outstanding $60.0 million loan to the joint venture is in default. If the default is not cured within thirty days of notice, the lender, in its discretion, may accelerate the loan, foreclose on its liens, and exercise all other contractual remedies, including our completion guaranty. In addition, the operating agreement of the joint venture states that a breach by a member of any covenant of such member contained in any loan agreement entered into in connection with the financing of the property is an event of default. Under the operating agreement, a defaulting member does not have the right to vote or otherwise participate in the management of the joint venture until the default is cured. A defaulting member can not take down any lots from the joint venture. At September 30, 2007, our investment in the Layton Lakes joint venture is $23.5 million.
     Transeastern JV
     We acquired our 50% interest in the Transeastern JV on August 1, 2005, when the Transeastern JV acquired substantially all of the homebuilding assets and operations of Transeastern Properties including work in process, finished lots and certain land option rights. The Transeastern JV paid approximately $826.2 million for these assets and operations (which included the assumption of $127.1 million of liabilities and certain transaction costs, net of $30.1 million of cash). The other member of the joint venture was an entity controlled by the former majority owners of Transeastern Properties, Inc. We continued to function as the managing member of the Transeastern JV through our wholly-owned subsidiary, TOUSA Homes L.P.

     When the Transeastern JV was initially formed, it had more than 3,000 homes in backlog and projected 2006 deliveries of approximately 3,500 homes. While management of the Transeastern JV began to curtail sales in its communities at the end of 2005, these actions were taken not in anticipation of a declining home sales market but rather in an attempt to address the Transeastern JV’s backlog until there was a balance among sales, construction and deliveries. Both our management and the management of the Transeastern JV anticipated increased sales by the close of the summer of 2006.
     After experiencing several months of continuous declines in deliveries as compared to forecasted amounts due to higher than expected cancellations and lower than expected gross sales, in early September 2006, management of the Transeastern JV finalized and distributed to its members six-year financial projections based on the build-out and sale of its current controlled land positions. These revised projections from the Transeastern JV indicated that the joint venture would report a loss in the fourth quarter and would not have the liquidity to meet its debt obligations under the capital structure that was in place at that time. As a result of these and other factors, in September 2006, we evaluated the recoverability of our investment in the joint venture under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and determined our investment to be fully impaired. As of September 30, 2006, we wrote off $143.6 million related to our investment in the Transeastern JV, which included $35.0 million of our member loans receivable and $16.2 million of receivables for management fees, advances and interest due to us from the joint venture.
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
     On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern Joint Venture (the “Transeastern JV”) with the lenders to the Transeastern JV, its land bankers and our joint venture partner in the Transeastern JV. Pursuant to the settlement, among other things, (i) the Transeastern JV became a wholly-owned subsidiary of ours and by merger into one of the our subsidiaries became a guarantor on our credit facilities and note indentures, (ii) the senior secured lenders of the Transeastern JV were repaid in full, including accrued interest, and (iii) the junior and senior mezzanine lenders received securities of the Company in satisfaction of the obligations of the Transeastern JV. In connection with the settlement, we entered into Settlement and Release Agreements with the senior mezzanine lenders (the “Senior Mezzanine Lenders”) and the junior mezzanine lenders (the “Junior Mezzanine Lenders”) to the Transeastern JV (collectively, the “Mezz Settlement Agreements”) which released us from our potential obligations to them. The TE Acquisition is being accounted for using the purchase method of accounting.
     In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”) and other authoritative guidance, through June 30, 2007 we accrued $385.9 million for settlement of loss contingency (determined by computing the difference between the estimated fair market value of the consideration paid in connection with the global settlement less the estimated fair market value of the business we acquired) of which, $275.0 million was accrued at December 31, 2006 and $110.9 million was accrued during the six months ended June 30, 2007 based on the final settlement terms. During the three months ended September 30, 2007 we recorded an additional $40.7 million upon completion of the purchase price allocation based on the estimated fair market of the consideration paid and the net assets acquired. For the three and nine months ended September 30, 2007, the provision for settlement of loss contingency of $40.7 million and $151.6 million is presented as a separate line item in our consolidated statements of operations. The accrual of $275.0 million is included in accounts payable and other liabilities in our consolidated statement of financial condition as of December 31, 2006.
     In connection with the acquisition of the Transeastern JV, on June 29, 2007, we entered into the Mezz Settlement Agreements which released us from our potential obligations to the Transeastern JV’s mezzanine lenders. Pursuant to the Mezz Settlement Agreements, we issued to the Senior Mezzanine Lenders the following securities: (i) $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015 (the “Notes”); and (ii) $117.5 million in initial aggregate liquidation preference of 8% Series A Convertible Preferred PIK Preferred Stock (the “Preferred Stock”). We issued to the Junior Mezzanine Lenders, warrants to purchase shares of our common stock (the “Common Stock”). The warrants had an estimated fair value of $16.3 million at issuance (based on the Black-Scholes option pricing model and certain agreed upon inputs).
     Pursuant to the previously announced settlement and mutual release agreement with Falcone/Ritchie LLC and certain of its affiliates (the “Falcone Entities”) concerning the Transeastern JV, one of which owned 50% of the equity interests in the Transeastern JV, we became the sole owner of the Transeastern JV and have, among other things, released the Falcone Entities from claims under the asset purchase agreement pursuant to which we acquired our interest in the Transeastern JV. The Transeastern JV and we remain obligated on certain indemnification obligations, including, without limitation, related to certain land bank arrangements. At closing, we agreed to purchase $50.2 million in inventory that was controlled by the Transeastern JV through existing land bank arrangements with an affiliate of our former JV partner.

     To effect the TE Acquisition, on July 31, 2007, we entered into a (i) new $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (ii) a new $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”) with Citicorp North America, Inc. as Administrative Agent, Sole Lead Arranger and Book Running Manager. The proceeds from the credit facilities were used to satisfy claims of the senior lenders against the Transeastern JV, and to pay related expenses. Our existing $800.0 million revolving loan facility (the “Revolving Loan Facility”) was amended and restated to (i) reduce the revolving commitments thereunder by $100.0 million and (ii) permit the incurrence of the Facilities (and make other conforming changes relating to the Facilities). Collectively, these transactions are referred to as the “Financing.” Net proceeds from the Financing at closing were $470.6 million which is net of a 1% discount and transaction costs.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in the material set forth in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, and typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project”, and “future.” Specifically, this annual report contains forward-looking statements including with respect to:
•	our expectations regarding population growth and median income growth trends and their impact on future housing demand in our markets;

•	our expectation regarding the impact of geographic and customer diversification;

•	our expectations regarding our successful implementation of our asset management strategy and its impact on our business;

•	our expectations regarding future land sales;

•	our belief regarding growth opportunities within our financial services business;

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our debt service payments, and land acquisition and development needs;

•	the impact of inflation on our future results of operations;

•	our expectations regarding our ability to pass through to our customers any increases in our costs;

•	our expectations regarding our option contracts, investments in land development joint ventures;

•	our expectations regarding the housing market in 2007 and beyond; and

•	our expectations regarding our use of cash in operations;

•	our expectations of receiving federal and state income tax refunds; and
     We do not undertake any obligation to update any forward-looking statements.
     These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•	our ability to exchange some or all of our outstanding indebtedness for equity;

•	our belief that our ability to continue as a going concern will depend upon our ability to restructure our capital structure

•	our belief that failure to restructure our capital structure would result in depleting our available funds and not being able to pay our obligations when they become due;

•	our significant level of debt and the impact of the restrictions imposed on us by the terms of this debt;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies in our homebuilding operations and financial services business;

•	our relationship with Technical Olympic S.A. and its control over our business activities;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as increases in interest rates, inflation, or unemployment rates or declines in median income growth, consumer confidence or the demand for, or the price of, housing;

•	events which would impede our ability to open new communities and/or deliver homes within anticipated time frames and/or within anticipated budgets;

•	our ability to successfully enter into, utilize, and recognize the anticipated benefits of, joint ventures and option contracts;

•	a decline in the value of the land and home inventories we maintain;

•	an increase in the cost of, or shortages in the availability of, qualified labor and materials;

•	our ability to successfully dispose of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our ability to compete in our existing and future markets;

•	the impact of hurricanes, tornadoes or other natural disasters or weather conditions on our business, including the potential for shortages and increased costs of materials and qualified labor and the potential for delays in construction and obtaining government approvals;

•	an increase or change in government regulations, or in the interpretation and/or enforcement of existing government regulations;

•	the impact of any or all of the above risks on the operations or financial results of our unconsolidated joint ventures;

•	a change in ownership of our stock, as defined in Section 382 of the Internal Revenue Code, which would limit our ability to receive anticipated income tax refunds; and

•	the restructuring of our indebtedness either pursuant to an out-of-court transaction on through a Chapter 11 proceeding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a result of our senior and senior subordinated notes offerings, as of September 30, 2007, $1.1 billion of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our warehouse lines of credit and our revolving credit facility. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. We have not entered into derivative financial instruments for trading or speculative purposes. As of September 30, 2007, we had an aggregate of approximately $679.0 million drawn under our revolving credit facility, term loans and warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $6.8 million per year as a result of our bank loan arrangements that are subject to changes in interest rates.
     On July 31, 2007, as part of the global settlement related to the Transeastern JV, we entered into (i) a new $200.0 million aggregate principal amount first lien term loan facility which expires on July 31, 2012 and (ii) a new $300.0 million aggregate principal amount second lien term loan facility which expires on July 31, 2013. The interest rates relative to these borrowings fluctuate with the LIBOR or Federal Funds lending rate.
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
          The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of September 30, 2007:

	Expected Maturity Date
	(in millions)
	2007	2008	2009	2010	2011	Thereafter	Fair Value
Liabilities
Long-term debt
Fixed rate (7 1/2%)	—	—	—	—	$125.0	$200.0	$77.4
Fixed rate (8 1/4%)	—	—	—	—	$250.0	—	$150.0
Fixed rate (9.0%)	—	—	—	$300.0	—	—	$184.5
Fixed rate (10 3/8%)	—	—	—	—	—	$185.0	$55.5
Fixed rate, Senior Subordinated PIK Note (14 3/4%)	—	—	—	—	—	$20.5	$11.6
Variable rate, First Lien Term Loan Facility (9.6% at September 30, 2007)	—	—	—	—	—	$199.5	$199.5
Variable rate, Second Lien Term Loan Facility (13.6% at September 30, 2007)	—	—	—	—	—	$306.8	$306.8
Variable rate, credit facility (10.1% at September 30, 2007)	—	—	—	$150.3	—	—	$150.3
Variable rate, warehouse lines of credit (6.3% at September 30, 2007)	$22.4	—	—	—	—	—	$22.4
     Our Annual Report on Form 10-K for the year ended December 31, 2006 contains further information regarding our market risk.
ITEM 4. CONTROLS AND PROCEDURES
     To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formulized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2007. Based on such evaluation, such officers have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Class Action Lawsuit
     Durgin, et al., v. TOUSA, Inc., et al., USDC for the Southern District of Florida, No. 06-61844-CIV. Beginning in December 2006, various stockholder plaintiffs brought lawsuits seeking class action status in the U.S. District Court for the Southern District of Florida.  At a hearing held March 29, 2007, the Court consolidated the actions and heard arguments on the appointment of lead plaintiff and counsel.  On September 7, 2007, the Court appointed Diamondback Capital Management, L.L.C. as the lead plaintiff and approved Diamondback’s selection of counsel.  Pursuant to a scheduling order, the lead plaintiff filed a Consolidated Complaint on November 2, 2007.  The Consolidated Complaint names TOUSA, all of TOUSA’s directors, David Keller, Randy Kotler, Beatriz Koltis, Lonnie Fedrick, Technical Olympic, S.A., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and JMP Securities LLC as defendants. The alleged class period is August 1, 2005 to March 19, 2007.  The plaintiffs allege that TOUSA’s public filings and other public statements that described the financing for the Transeastern Joint Venture as non-recourse to TOUSA were false and misleading.  Plaintiffs also allege that certain public filings and statements were misleading or suffered from material omissions in failing to fully disclose or describe the Completion and Carve-Out Guaranties that TOUSA executed in support of the Transeastern Joint Venture financing.  Plaintiffs assert claims under Section 11 of the Securities Act against all defendants other than Ms. Koltis for strict liability and negligence regarding the registration statements and prospectus associated with the September 2005 offering of 4 million shares of stock.  As explained above, plaintiffs contend that the registration statements and prospectus contained material misrepresentations and suffered from material omissions in the description of the Transeastern Joint Venture financing and TOUSA’s related obligations. Plaintiffs assert related claims against Technical Olympic, S.A. and Messrs. K. Stengos, Mon, Keller and McAden as controlling persons responsible for the statements in the registration statements and prospectus.   Plaintiffs also allege claims under Section 10(b) of the Exchange Act for fraud with respect to various public statements about the non-recourse nature of the Transeastern debt and alleged omissions in disclosing or describing the Guaranties.  These claims are alleged against TOUSA, Messrs. Mon, McAden, Keller and Kotler and Ms. Koltis.  Finally, plaintiffs assert related claims against Messrs. Mon, Keller, Kotler and McAden as controlling persons responsible for the various alleged false disclosures. Plaintiffs seek compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of TOUSA common stock and purchasers and sellers of options on TOUSA common stock.  TOUSA’s response to the Consolidated Complaint is due on January 2, 2008.  No trial date has been set in these consolidated actions.
ITEM 1A. RISK FACTORS
     Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”).
The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2006 Form 10-K.
Our ability to continue as a going concern.
          Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have $1.7 billion in borrowings and have experienced significant losses for the year ended December 31, 2006 and the nine months ended September 30, 2007. We continue to generate negative cash flows from operations. For the nine months ended September 30, 2007, we incurred a net loss of $817.7 million and as of September 30, 2007, had stockholders’ equity of $48.3 million. Based on the foregoing, we believe there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend upon our ability to restructure our capital structure including exchanging a large portion of our outstanding indebtedness for equity. We have asked our bondholders to organize as a group in order to discuss such restructuring and reorganization alternatives and we have commenced discussions with their representatives, though these discussions are at a very early stage. In connection therewith, we are actively pursuing asset sales and all available restructuring and reorganization alternatives and processes including, among other things, restructuring our capital structure including attempting to exchange a large portion of our outstanding indebtedness for equity.

          Failure to restructure our capital structure would result in depleting our available funds and not being able to pay our obligations when they become due. No assurances can be made regarding our ability to satisfy our liquidity and working capital requirements or our ability to restructure our capital structure. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
Our substantial indebtedness has adversely affected our financial health.
     We have a significant amount of indebtedness. In connection with the global settlement with respect to the Transeastern JV, we incurred an additional $500.0 million of secured debt and another $20.0 million of unsecured debt. Our substantial indebtedness will have important consequences to you. For example, it has:
•	increased our vulnerability to general adverse economic, industry and competitive conditions;

•	required us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisition of property and other general corporate purposes;

•	limited our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placed us at a competitive disadvantage compared to our competitors that have less debt; and

•	limited our ability to borrow additional funds.
If the price of our shares remains low or our financial condition further deteriorates, we may be delisted by the New York Stock Exchange and our stockholders could find it difficult to sell our common stock.
          Our common stock currently trades on the New York Stock Exchange, or NYSE. The NYSE requires companies to fulfill specific requirements in order for their shares to continue to be listed.
          Under an NYSE rule that became effective on March 5, 2007, the NYSE has halted trading our common stock when trades were reported at a price of below $1.05. Trading will not be resumed on the NYSE until our common stock has traded on another market for at least one entire trading day at a price at or above $1.10. While our common stock has continued to trade on other markets pursuant to unlisted trading privileges, such unlisted trading may not continue and may not reach $1.10 per share.
          The NYSE has minimum continuing listing standards that it requires of its listed companies including thresholds regarding stock price, market capitalization combined with minimum stockholders equity and total market value. On November 12, 2007, we received notice from the NYSE that we were not in compliance with NYSE continued listing requirements because the average closing share price of our common stock over a consecutive 30-trading day period was less than $1.00. The NYSE also noted that our absolute market value was, based on a closing price of $0.35 on November 9, 2007, only $20.9 million and that it would immediately initiate suspension and delisting procedures if the 30-trading day average was below $25.0 million. A third continued listing standard requires a 30 average trading day market capitalization of not less than $75 million and stockholders’ equity of at least $75 million. We are now below this standard and we anticipate being notified by the NYSE of such failure.
          Finally we have been notified by the NYSE that delisting procedures may be instituted if out stock trades at an “abnormally low” price.
          We intend to take actions to re-attain compliance or request a review of the delisting decision by the NYSE. We may not be successful with our efforts.
          If our common stock is delisted from the NYSE, we may apply to have our shares quoted on NASDAQ’s Bulletin Board or in the “pink sheets” maintained by the National Quotations Bureau, Inc. The Bulletin Board and the pink sheets are generally considered to be less efficient markets than the NYSE. In addition, if our shares are no longer listed on the NYSE or another national securities exchange in the United States, our shares may be subject to the “penny stock” regulations. If our common stock were to become subject to the penny stock regulations, it is likely that the price of our common stock would decline and that our stockholders would find it difficult to sell their shares.
If our stock is delisted from the NYSE, we will be in default under our credit agreements.

          We have been notified by the New York Stock Exchange that our stock is below the minimum average trading price required for continued listing. We may receive additional notices of non-compliance with certain other standards including market capitalization shortly. If our shares are delisted from the NYSE, this will constitute a “change of control” under our credit agreements, which is an event of default. The lenders may terminate our right to borrow and declare the loans to be due and payable.
ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Amendment No. 1 to the Bylaws of TOUSA, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOUSA, Inc.
Date: November 14, 2007	By:	/s/ STEPHEN M. WAGMAN
		Name:	Stephen M. Wagman
		Title:	Executive Vice President and Chief Financial Officer

Date: November 14, 2007	By:	/s/ ANGELA F. VALDES
		Name:	Angela F. Valdes
		Title:	Vice President, Chief Accounting Officer and Corporate Controller