Form 10-K
period 2007-12-31
TOUSA INC
filed 2008-08-12
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Title of Each Class

Common Stock, $.01 par value
9% Senior Notes due 2010 (CUSIP No. 872962 AA3)
9% Senior Notes due 2010 (CUSIP No. 872962 AB1)
10 3/8% Senior Subordinated Notes due 2012 (CUSIP No. 872962 AD7)
7 1/2% Senior Subordinated Notes due 2011 (CUSIP No. 872962 AC9)
7 1/2% Senior Subordinated Notes due 2015 (CUSIP No. 872962 AE5)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $82.6 million as of June 30, 2007.

As of August 6, 2008, there were 59,604,169 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EX-10.56	EMPLOYMENT AGREEMENT, DATED JANUARY 1, 2008, BY AND BETWEEN TOUSA, INC. AND GEORGE YEONAS

EX-10.57	AMENDMENT TO EMPLOYMENT AGREEMENT, DATED JANUARY 18, 2008, BY AND BETWEEN TOUSA, INC. AND TOMMY MCADEN

EX-21.0	SUBSIDIARIES OF THE REGISTRANT

EX-23.1	CONSENT OF ERNST & YOUNG LLP INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

EX-23.2	CONSENT OF ERNST & YOUNG LLP INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

EX-31.1	SECTION 302 CERTIFICATION OF THE CEO

EX-31.2	SECTION 302 CERTIFICATION OF THE CFO

EX-32.1	SECTION 906 CERTIFICATION OF THE CEO

EX-32.2	SECTION 906 CERTIFICATION OF THE CFO

EX-99.1	CONSOLIDATED FINANCIAL STATEMENTS OF TE/TOUSA, LLC AND SUBSIDIARIES FOR THE YEARS ENDED NOVEMBER 30, 2006 AND THE PERIOD FROM INCEPTION (JULY 1, 2005) TO NOVEMBER 30, 2005

EX-99.2	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF TE/TOUSA, LLC AND SUBSIDIARIES FOR THE EIGHT MONTHS ENDED JULY 30, 2007

EX-99.3	FINANCIAL STATEMENTS OF ENGLE/SUNBELT HOLDINGS, LLC

PART I

ITEM 1.  Business

Explanatory Note

In some instances we have attempted to provide information as of a date more current than December 31, 2007. The housing market has continued to deteriorate significantly since December 31, 2007 and we have not yet completed the analyses and processes required for the preparation of our quarterly reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008. Therefore, the information contained herein does not include reserves or provisions for any period after the period ended December 31, 2007. As a result of the continued homebuilding and overall macroeconomic market deterioration and the impact of our Chapter 11 filing on our operations, it is likely that we will have material impairments, losses and provisions upon completion of the analyses and processes in connection with the preparation of our quarterly reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008.

Introduction

TOUSA, Inc. (“TOUSA”, the “Company”, “we”, “us” and “our”) designs, builds and markets high-quality detached single-family residences, town homes and condominiums. We conduct homebuilding operations through our consolidated subsidiaries and unconsolidated joint ventures in various metropolitan markets in nine states, located in four major geographic regions, which are also our reportable segments: Florida, the Mid-Atlantic, Texas and the West.

Our predecessor company was founded in Houston, Texas in 1983. Our company was formed in 1994 as a Nevada corporation under the name Newark Homes Corp. We completed our initial public offering of common stock in March 1998. In March 2001, we changed the state of our incorporation from Nevada to Delaware. On April 15, 2002 we sold the stock of our wholly-owned subsidiary, Westbrooke Acquisition Corp., to Standard Pacific Corp. On June 25, 2002, Engle Holdings Corp., a wholly-owned subsidiary of our majority stockholder, Technical Olympic, S.A., merged with and into us and we changed our name to Technical Olympic USA, Inc. On October 4, 2002, we acquired the net assets of DS Ware Homes, LLC, a homebuilder operating in Jacksonville, Florida. On November 18, 2002, we acquired the net assets of Masonry Homes, Inc., a homebuilder operating in the northwestern suburbs of Baltimore, Maryland and southern Pennsylvania. On February 6, 2003, we acquired the net assets of Trophy Homes, Inc., a homebuilder operating in Las Vegas, Nevada. On February 28, 2003, we acquired the net assets of The James Construction Company, a homebuilder operating in the greater Denver, Colorado area. On September 28, 2004, we acquired substantially all of the assets of Gilligan Development, Inc., a homebuilder operating in Delaware, Maryland and Pennsylvania. On August 1, 2005, we formed a joint venture of which we held a 50% interest to acquire substantially all of the homebuilding assets of Transeastern Property, Inc. (“Transeastern JV”). On May 8, 2007, we changed our name to TOUSA, Inc.

On January 29, 2008, TOUSA, Inc. and certain of our subsidiaries (excluding our financial services subsidiaries and joint ventures) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, Fort Lauderdale Division. The Chapter 11 cases have been consolidated solely on an administrative basis and are pending as Case No. 08-10928-JKO.

On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, TOUSA, Inc. entered into the Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the agreement. The agreement was subsequently terminated and we entered into an agreement with our secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008).

See Item 3, Legal Proceedings, of this Annual Report on Form 10-K for additional discussion.

As used in this Form 10-K, “consolidated” information refers only to information relating to our continuing operations, which are consolidated in our financial statements and exclude the results of our Dallas/Fort Worth division, which we have classified as a discontinued operation; and “combined” information includes consolidated information and information relating to our unconsolidated joint ventures. Unless otherwise noted, the information contained herein is shown on a consolidated basis. Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We market our homes to a diverse group of homebuyers, including “first-time” homebuyers, “move-up” homebuyers, homebuyers who are relocating to a new city or state, buyers of second or vacation homes, active-adult homebuyers and homebuyers with grown children who want a smaller home (“empty-nesters”).

As part of our objective to provide homebuyers a seamless home purchasing experience, we offer an array of financial services, which we provide to buyers of our homes, as well as to others. As part of this business, we offer mortgage financing to qualified buyers, title insurance and settlement services and property and casualty insurance products. Our mortgage financing operation’s revenues consist primarily of origination and premium fee income, interest income and the gain on the sale of the mortgages. We sell substantially all of our mortgages and the related servicing rights to third parties. Our mortgage financing operation derives most of its revenues from buyers of our homes, although existing homeowners may also use these services. In contrast, our title insurance and settlement services operation, as well as our insurance agency operations, are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate.

Since 2006, the homebuilding industry has experienced a significant and sustained decrease in demand for new homes, an oversupply of new and existing homes available for sale and a more restrictive mortgage lending environment. Although we operate in a number of markets, approximately 53% of our operations are concentrated in Florida and the West, based on 2007 deliveries, which suffered particularly severe downturns in home buying activity. The rapid increase in new and existing home prices in these markets over the past several years reduced housing affordability and tempered buyer demand. More recently, investors and speculators have reduced their purchasing activity and instead stepped up their efforts to sell the residential property they had earlier acquired. These trends, which were more pronounced in markets that had experienced the greatest levels of price appreciation, resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold and foreclosed homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives, price concessions, broker commissions and advertising to close home sales compared to the past several years.

Reflecting these trends, we, like many other homebuilders, experienced severe liquidity challenges in the credit and mortgage markets, diminished consumer confidence, increased home inventories and foreclosures, and downward pressure on home prices. Potential buyers have exhibited both a reduction in confidence as to the economy in general and a willingness to delay purchase decisions based on a perception that prices will continue to decline. Prospective homebuyers continue to be concerned about interest rates and the inability to sell their current homes or to obtain appraisals at sufficient amounts to secure mortgage financing as a result of the recent disruption in the mortgage markets and the tightening of credit standards.

For the year ended December 31, 2007, our consolidated continuing operations delivered 6,580 homes, having an average sales price of $311,000, had 4,836 net sales orders and generated $2.2 billion in homebuilding revenues. At December 31, 2007, our continuing operations had 2,379 consolidated homes in backlog with an aggregate sales value of $736.3 million. At December 31, 2007, we had contracts for 511 homes, representing $115.6 million in revenue, with a third-party that marketed homes in the United Kingdom. These contracts were cancelled in 2008. As of December 31, 2007, we controlled approximately 32,200 homesites on a consolidated, continuing operations basis. During 2007, we also delivered 1,666 homes through our unconsolidated joint ventures. See additional discussion regarding our joint ventures located in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

For the six months ended June 30, 2008, our consolidated continuing operations delivered 2,139 homes, having an average sales price of $265,000, had 1,340 net sales orders and generated $567.8 million in home sales revenues. At June 30, 2008, our continuing operations had 1,580 consolidated homes in backlog with an aggregate sales value of $479.3 million.

For the year ended December 31, 2007, we had a loss from continuing operations of $1.3 billion. As a result of deteriorating market conditions and liquidity constraints, we did not exercise certain homesite option contracts and reviewed our inventories, goodwill, investment in joint ventures and other assets for possible impairment charges. We recognized charges totaling $1.3 billion in 2007 related to inventory impairments, abandonment costs, joint venture impairments, goodwill impairments and the settlement of a loss contingency related to the Transeastern JV. Joint venture impairments and losses totaled $209.0 million for the year ended December 31, 2007 compared to $48.1 million for the year ended December 31, 2006. Additionally, in some cases our Chapter 11 filings have constituted an event of default under the joint venture lender agreements, which have resulted in the joint venture’s debt becoming immediately due and payable, limiting the joint ventures’ access to future capital.

On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern JV with the lenders of the Transeastern JV, its land bankers and our joint venture partner in the Transeastern JV. Pursuant to the settlement, among other things, the Transeastern JV became a wholly-owned subsidiary by merger into one of our subsidiaries. The acquisition of the Transeastern JV was accounted for using the purchase method of accounting. The results of operations of the Transeastern JV have been included in our consolidated results beginning on July 31, 2007. Results of operations prior to July 31, 2007 are included in the results for the unconsolidated joint ventures.

On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting, closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008.

For financial information about our homebuilding and financial services operating segments, please see our consolidated financial statements on pages F-1 through F-66.

Business Strategy

We have taken and will continue to take aggressive actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the homebuilding market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to major reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. In addition, we are working with our existing suppliers and seeking new suppliers, through competitive bid processes, to reduce construction material and labor costs. We have and will continue to analyze each community based on anticipated sales absorption rates, net cash flows and financial returns taking into consideration current market factors in the homebuilding industry such as the oversupply of homes available for sale in most of our markets, less demand, decreased consumer confidence, tighter mortgage loan underwriting criteria, higher foreclosures and the actions of competitors, including increased incentives and price discounting. In order to generate cash and to reduce our inventory to levels consistent with our business plan, we have taken and will continue to take the following actions, to the extent possible given the limitations resulting from our Chapter 11 cases:

•	limiting new arrangements to acquire land (by submitting proposals to increased review);

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of unsold homes under construction and limiting and/or curtailing development activities in any development where we do not expect to deliver homes in the near future;

•	re-negotiating terms or abandoning our rights under option contracts;

•	considering other asset dispositions including the possible sale of underperforming assets, communities, divisions and joint venture interests (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” regarding the June 2007 sale of our Dallas/Fort Worth division and the September 2007 bulk sale of homesites in our Mid-Atlantic region);

•	reducing our speculative inventory levels; and

•	pursuing other initiatives designed to monetize our assets.

Homebuilding Operations

Operations

Although our homebuilding activities were previously operated on a decentralized basis, in light of current conditions in the homebuilding and financial markets, we have initiated a process to migrate toward a more centralized business platform. At December 31, 2007, we operated in various metropolitan markets managed as 12 separate homebuilding operating divisions. Generally, each operating division consists of a division president; land entitlement, acquisition and development personnel; a sales manager and sales personnel; a construction manager and construction superintendents; customer service personnel; a finance team; a purchasing manager and office staff. Before 2008, our division presidents reported to one of four regional executive vice presidents. Our current structure has eliminated the regional executive vice president structure and our division presidents now report to the newly created position of Chief Operating Officer. Our current structure is intended to reduce selling, general and administrative expenses necessitated by market conditions while at the same time recognizing that homebuilding is a market specific industry and therefore, requires significant involvement from local management. We believe that the division presidents and their management teams, who are familiar with local market conditions, have significant information on which to base decisions regarding local operations.

Operating Division Responsibilities

Each operating division is responsible for:

•	site selection, which involves

•	a feasibility study;

•	an intensive evaluation of competition;

•	soil and environmental reviews;

•	review of existing zoning and other governmental requirements; and

•	review of the need for and extent of offsite work required to meet local building codes;

•	negotiating certain aspects of the homesite option or similar contracts;

•	obtaining necessary land development and home construction approvals;

•	overseeing land development;

•	selecting building plans and architectural schemes;

•	selecting and managing construction subcontractors and suppliers within an integrated national supply chain network;

•	planning and managing homebuilding schedules; and

•	developing and implementing sales and marketing plans.

Centralized Controls

We centralize the key risk elements of our homebuilding business through our corporate offices. Our corporate executives and corporate departments are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. Our corporate offices also have primary responsibility for the following centralized functions:

•	financing;

•	treasury and cash management;

•	risk and litigation management;

•	allocation of capital;

•	issuance and monitoring of inventory investment guidelines;

•	review and approval of all land and homesite acquisition contracts;

•	oversight of land and construction inventory levels;

•	environmental assessments of land and homesite acquisitions and dispositions;

•	approval and funding of land and homesite acquisitions and dispositions;

•	accounting, financial and management reporting;

•	review and approval of division plans and budgets;

•	internal audit;

•	information technology systems;

•	administration of human resource compliance, payroll and employee benefits;

•	negotiation of national purchasing contracts; and

•	management of major national or regional supply chain initiatives.

In response to market conditions, we have centralized certain approval processes and have established procedures requiring corporate approval before the construction of unsold homes may commence and prior to any purchases of homesites.

Markets

We operate in various metropolitan markets in nine states located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West. For the year ended December 31, 2007, our top two largest metropolitan markets, representing approximately 38% of our consolidated home deliveries, were Central Florida and Houston.

Florida	Mid-Atlantic	Texas	West

Central Florida	Baltimore/Southern Pennsylvania	Austin	Colorado
Jacksonville	Nashville	Houston	Las Vegas
Southeast Florida	Northern Virginia	San Antonio	Phoenix
Southwest Florida Tampa/St. Petersburg

Florida.  Our Florida region is comprised of five metropolitan markets: Central Florida, which is comprised of Polk, Lake, Orange, Brevard, Volusia and Seminole Counties; Jacksonville; Southeast Florida, which is comprised of Miami-Dade, Broward, Palm Beach, Martin, St. Lucie and Indian River Counties; Southwest Florida, which is comprised of the Fort Myers/Naples area; and the Tampa/St. Petersburg area. For the year ended December 31, 2007, our consolidated continuing operations delivered 2,471 homes in Florida, generating revenue of $849.1 million, or 41% of our consolidated revenues from home sales as compared to 43% and 38% for the years ended December 31, 2006 and 2005, respectively.

Mid-Atlantic.  Our Mid-Atlantic region is comprised of four metropolitan markets: Baltimore/Southern Pennsylvania, Nashville and Northern Virginia. For the year ended December 31, 2007, our consolidated continuing operations delivered 649 homes in our Mid-Atlantic region generating revenue of $228.2 million, or 11% of our consolidated revenues from home sales as compared to 11% and 13% for the years ended December 31, 2006 and 2005, respectively.

Texas.  Our Texas region is comprised of three metropolitan markets: Austin, Houston and San Antonio. For the year ended December 31, 2007, our consolidated continuing operations delivered 2,421 homes in Texas, generating revenue of $625.4 million, or 31% of our consolidated revenues from home sales as compared to 26% and 19% for the years ended December 31, 2006 and 2005, respectively.

West.  Our West region is comprised of three metropolitan markets: Colorado, which is comprised of Denver, Boulder and Colorado Springs; Las Vegas, Nevada; and Phoenix, Arizona. For the year ended December 31, 2007, our consolidated continuing operations delivered 1,039 homes in our West region generating revenue of $346.7 million, or 17% of our consolidated revenues from home sales as compared to 20% and 30% for the years ended December 31, 2006 and 2005, respectively.

Product Mix

We select our product mix in a particular geographic market based on the demographics of the market, demand for a particular product, margins and the economic strength of the market. We regularly review our product mix in each of our markets so that we can quickly respond to market changes and opportunities. Percentage of deliveries by price range for the years ended December 31, 2007 and 2006 are as follows:

Home Delivery Price Ranges	2007	2006

Below $200,000	28%	23%
$200,000 to $300,000	26	27
$300,001 to $400,000	23	26
Over $400,000	23	24

	100%	100%

For the year ended December 31, 2007, 75% of our home deliveries were generated from single family homes and 25% of our home deliveries were generated from multi-family homes, as compared to 77% of our home deliveries from single family homes and 23% of our home deliveries from multi-family homes for the year ended December 31, 2006.

Land and Homesites

We believe acquiring land and homesites in premier locations is a key factor to a successful homebuilding business. We utilize a strategy of balancing owned homesites and land with those we can acquire under option contracts, together with limited participation in land development joint ventures. The downturn in the market and our liquidity situation has forced us to abandon options to acquire land in numerous markets resulting in the loss of cash deposits and draws on letters of credit posted as deposits under these option contracts and relinquishment of our rights under certain joint ventures.

Types of Land and Homesites

In our homebuilding operations, we generally acquire land or homesites that are “entitled”. Land is entitled when all requisite residential zoning has been obtained. We also generally seek to acquire entitled land and homesites that have water and sewage systems, streets and other infrastructure in place (we refer to these properties as “developed homesites”) because they are ready to have homes built on them. When we acquire entitled homesites that are not developed, we must first put in place the necessary infrastructure before commencing construction. However, we believe that there are economic benefits to undertaking the development of some of the land that we may acquire and, in those cases, we will attempt to take advantage of those economic benefits by engaging in land development activities.

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

Land Acquisition Policies

We have adopted strict land acquisition policies and procedures that cover all homesite acquisitions, including homesites acquired through option contracts. All proposed land purchases are reviewed with the goal of minimizing risk and use of capital, while maximizing our financial returns.

Initially, our management teams in each of our divisions conduct extensive analysis on the local market to determine if we want to enter or expand our operations in that market. As part of this analysis, we consider a variety of factors, including:

•	historical and projected population, employment, and income growth rates for the surrounding area;

•	demographic information such as age, education and economic status of the homebuyers in the area;

•	desirability of location, including proximity to metropolitan area, local traffic corridors and amenities;

•	market competition, including the prices and number of comparable new and resale homes in the areas; and

•	the amount of capital currently invested in that market.

We then evaluate and identify specific homesites that are consistent with our strategy for the particular market, including the type of home and anticipated sales price that we wish to offer in the community. In addition, we review:

•	estimated costs of completed homesite development;

•	current and anticipated competition in the area, including the type and anticipated sales prices and absorption of homes offered by our competitors;

•	opportunity to acquire additional homesites in the future, if desired; and

•	results of financial analyses, such as projected profit margins and return on invested capital.

In addition, we conduct environmental due diligence, including on-site inspection and soil testing, and confirming that the land has the necessary zoning and other governmental entitlements required to develop and use the property for residential home construction.

Each land acquisition proposal, including the purchase of lots under options, is subject to review and approval by our Asset Committee. The Asset Committee is comprised of representatives from our land, finance and supply management departments.

Land Supply and Asset Management Actions

We acquire the land and homesites through a combination of purchase agreements, option contracts and joint ventures. At December 31, 2007, we controlled approximately 32,200 consolidated homesites in continuing operations. Of this amount, we owned approximately 21,400 homesites and had option contracts on approximately 10,800 homesites. At December 31, 2006, we controlled approximately 60,600 consolidated homesites in continuing operations. Of this amount, we owned approximately 21,200 homesites and had option contracts on approximately 39,400 homesites.

As part of our land inventory management strategy, we review the size, geographic allocation and components of our inventory to better align these assets with estimated future deliveries. Based on current market conditions, existing inventory levels and our historical and projected results, we have excess land inventory. We are and will continue to take necessary actions to reduce our inventory. These actions include, to the extent possible given the limitations resulting from our Chapter 11 cases: limiting new arrangements to acquire land by submitting proposals to a rigorous review; engaging in bulk sales of land and unsold homes; reducing the number of unsold homes under construction and limiting and/or curtailing development activities in any development where we do not expect to deliver homes in the near future; re-negotiating terms or abandoning our rights under option contracts; considering other asset dispositions including the possible sale of underperforming assets, communities, divisions and joint venture interests; reducing our speculative inventory levels and pursuing other initiatives designed to monetize our assets. Revenues from land sales for the year ended December 31, 2007 were $109.4 million, as compared to $131.9 million for the year ended December 31, 2006. However, due to challenging housing market conditions, we may not be able to continue to sell land profitably or at all.

Option Contracts

We have utilized option contracts to acquire land whenever feasible. Under the option contracts, we typically have the right, but not the obligation, to buy homesites at predetermined prices on a predetermined takedown schedule anticipated to be commensurate with home starts. Option contracts generally require the payment of a cash deposit or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or financial investors who have acquired the land to enter into the option contract with us. In some cases, these contracts give the other party the right to require us to purchase homesites or guarantee minimum returns. (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Off-Balance Sheet Arrangements”)

In certain instances, we have entered into development agreements under these option contracts which require us to complete the development of the land even if we choose not to exercise our option and forfeit our deposit. Although we are typically compensated for this work, in most cases we are responsible for any cost overruns.

At December 31, 2007, we had option contracts on approximately 10,800 homesites and had approximately $56.9 million in non-refundable cash deposits and $44.9 million in letters of credit under those option contracts. At December 31, 2006, we had option contracts on approximately 39,400 homesites and had approximately $216.6 million in cash deposits and $257.8 million in letters of credit under those option contracts. As a result of worsening market conditions and liquidity constraints, during the year ended December 31, 2007, we abandoned our rights under certain option agreements. In connection with the abandonment of our rights under these option contracts, we forfeited $82.5 million in cash deposits and had letters of credit totaling $98.5 million drawn at December 31, 2007, which increased our outstanding borrowings. Through June 30, 2008 an additional $72.8 million of letters of credit have been drawn related to the abandonment of option contracts.

Joint Ventures

We have used strategic joint ventures to acquire and develop land and/or to acquire, develop, build and market homes to mitigate and share the risks associated with land ownership and development, increase our return on equity and extend our capital resources. Our partners in these joint ventures (generally) are unrelated homebuilders, land sellers, financial investors, or other real estate entities. In joint ventures where the acquisition, development and/or construction of the property are being financed with debt, the borrowings are non-recourse to us, except that we have agreed to complete certain property development in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. In some cases, we have agreed to make capital contributions to the joint venture sufficient to comply with a specified debt to value ratio. Our obligations become full recourse upon certain bankruptcy events at the joint venture.

In some cases our Chapter 11 filings have constituted an event of default under the joint venture lender agreements which have resulted in the debt becoming immediately due and payable, limiting the joint ventures’ access to future capital. As a result of our Chapter 11 cases and our reduced investments in joint ventures, we anticipate only limited use of joint ventures in the future.

At December 31, 2007 our unconsolidated joint ventures controlled approximately 3,600 homesites, which included 1,100 homesites under option contracts compared to approximately 5,000 controlled homesites, which included 2,100 homesites under option contracts at December 31, 2006. At December 31, 2007 and 2006, we had investments in and receivables from unconsolidated joint ventures of $9.3 million and $156.2 million, respectively. The decrease in 2007 compared to 2006 is primarily due to joint venture impairments recognized during the year ended December 31, 2007 totaling $194.1 million as a result of our evaluation of the recoverability of our investments in the joint ventures under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). During the year ended December 31, 2007 our unconsolidated joint ventures had a total of 815 net sales orders and 1,666 homes delivered compared to 456 net sales orders and 3,951 homes delivered for the year ended December 31, 2006. At December 31, 2007, our unconsolidated joint ventures had 94 homes in backlog with a sales value of $24.7 million compared to 1,199 homes in backlog with a sales value of $365.6 million at December 31, 2006.

See additional discussion regarding joint ventures located in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements.”

Transeastern JV

We acquired our 50% interest in the Transeastern JV on August 1, 2005, when the Transeastern JV acquired substantially all of the homebuilding assets and operations of Transeastern Properties, Inc. including work in process, finished lots and certain land option rights. The Transeastern JV paid approximately $826.2 million for these assets and operations (which included the assumption of $127.1 million of liabilities and certain transaction costs, net of $30.1 million of cash). The other member of the joint venture was an entity controlled by the former majority owners of Transeastern Properties, Inc. We functioned as the managing member of the Transeastern JV through a wholly-owned subsidiary. As a result of, among other factors, lower than expected deliveries resulting from lower than expected gross sales and higher cancellations, we evaluated the recoverability of our investment in the joint venture under APB 18 and determined that our investment was fully impaired. As of September 30, 2006 we wrote off $143.6 million related to our investment in the Transeastern JV, which included $35.0 million of our member loans receivable and $16.2 million of receivables for management fees, advances and interest due to us from the joint venture.

On October 31, 2006 and November 1, 2006, we received demand letters from the administrative agent for the lenders to the Transeastern JV demanding payment under certain guarantees. The demand letters alleged that potential defaults and events of default had occurred under the credit agreements and that such potential defaults or events of default had triggered our obligations under the guarantees. The lenders claimed that our guarantee obligations equaled or exceeded all of the outstanding obligations under each of the credit agreements and that we were liable for default interest, costs and expenses.

On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern JV with the lenders to the Transeastern JV, its land bankers and our joint venture partner in the Transeastern JV. Pursuant to the settlement, among other things,

•	the Transeastern JV became a wholly-owned subsidiary of ours by merger into one of our subsidiaries, which became a guarantor on our credit facilities and note indentures (the acquisition was accounted for using the purchase method of accounting and results of operations have been included in our consolidated results beginning on July 31, 2007);

•	the senior secured lenders of the Transeastern JV were repaid in full, including accrued interest (approximately $400.0 million in cash);

•	the senior mezzanine lenders to the Transeastern JV received $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015 and $117.5 million in initial aggregate liquidation preference of 8% Series A Convertible Preferred PIK Preferred Stock;

•	the junior mezzanine lenders to the Transeastern JV received warrants to purchase shares of our common stock which had an estimated fair value of $8.2 million at issuance (based on the Black-Scholes option pricing model and before issuance costs);

•	we entered into settlement and mutual release agreements with the senior mezzanine lenders and the junior mezzanine lenders to the Transeastern JV which released us from our potential obligations to them; and

•	we entered into a settlement and mutual release agreement with Falcone/Ritchie LLC and certain of its affiliates (the “Falcone Entities”) concerning the Transeastern JV, one of which owned 50% of the equity interests in the Transeastern JV and, among other things, released the Falcone Entities from claims under the 2005 asset purchase agreement pursuant to which we acquired our interest in the Transeastern JV. Pursuant to the settlement agreement, we remain obligated on certain indemnification obligations, including, without limitation, related to certain land bank arrangements.

To effect the settlement of the Transeastern JV dispute, on July 31, 2007, we also entered into:

•	an amendment to our $800.0 million revolving loan facility, dated January 30, 2007;

•	a new $200.0 million aggregate principal amount first lien term loan facility; and

•	a new $300.0 million aggregate principal amount second lien term loan facility.

The proceeds from the first lien and second lien term loans were used to satisfy claims of the senior secured lenders against the Transeastern JV, and to pay related expenses. Our existing $800.0 million revolving loan facility was amended and restated to reduce the revolving commitments thereunder by $100.0 million and permit the incurrence of the first and second lien term loan facilities (and make other conforming changes relating to the facilities). Net proceeds from these financings at closing were $470.6 million which is net of a 1% discount and transaction costs.

In connection with the Transeastern JV settlement, we recognized a loss of $426.6 million, of which $151.6 million was recognized during the year ended December 31, 2007, and $275.0 million was recognized during the year ended December 31, 2006.

We also paid:

•	$50.2 million in cash to purchase land under existing land bank arrangements with the former Transeastern JV partner; and

•	$33.5 million in interest and expenses.

Supply Management

We use our purchasing power and a team-oriented sourcing methodology to achieve volume discounts and/or rebates and the best possible service from our suppliers, thereby reducing costs, ensuring timely deliveries and reducing the risk of supply shortages due to allocations of materials. Our team-oriented sourcing methodology involves the use of corporate and divisional teams of supply management personnel who are responsible for identifying which commodities should be purchased and used on a national, regional, or divisional level to optimize our purchasing power. We have negotiated price arrangements, which we believe are favorable, to purchase lumber, sheetrock, appliances, heating and air conditioning, bathroom fixtures, roofing and insulation products, concrete, bricks, floor coverings and other housing equipment and materials. Our purchase contracts are with high quality national, regional, and local suppliers.

Our supply management team uses our quality control procedures to monitor and assess the effectiveness of our suppliers and subcontractors within our overall building processes. In addition, our design process includes input from our supply management team to develop product designs that take into account standard material sizes and quantities with the goal of creating product designs that eliminate unnecessary material and labor costs.

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

Design Centers

We maintain design centers in most of our markets as part of our marketing process and to assist our homebuyers in selecting options and upgrades, which can result in additional revenues. The design centers heighten interest in our homes by allowing homebuyers to participate in the design process and introducing homebuyers to the various finishes and colors including flooring, lighting, fixtures and hardware options available to them. While the size and content of our design centers vary between markets, the focus of all of our design centers is on making the homebuyers’ selection process less complicated and an enjoyable experience, while increasing our profitability.

Construction

Subcontractors perform substantially all of our construction work. Our construction superintendents monitor the construction of each home, coordinate the activities of subcontractors and suppliers, subject the work of subcontractors to quality and cost controls and monitor compliance with zoning and building codes. We typically retain subcontractors pursuant to a contract that obligates the subcontractor to complete construction at a fixed price in a good and “workmanlike manner” at or above industry standards. In addition, under these contracts the subcontractor generally provides us with standard indemnifications and warranties. Typically, we work with the same subcontractors within each market, which provides us with a stable and reliable trade base and better control over the costs and quality of the work performed. Although we compete with other homebuilders for qualified subcontractors, we have established long-standing relationships with many of our subcontractors and have not experienced any material difficulties in obtaining the services of desired subcontractors.

We typically complete the construction of a home within four to ten months after the receipt of relevant permits. Construction time, however, depends on weather, availability of labor, materials and supplies and other factors. We do not maintain significant inventories of construction materials, except for materials related to work in progress for homes under construction. While the availability and cost of construction materials may be negatively impacted from time to time due to various factors, including weather conditions, generally, the construction materials used in our operations are readily available from numerous sources. We have established price arrangements or contracts, which we believe are favorable, with suppliers of certain of our building materials, but we are not under specific purchasing requirements.

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

Marketing and Sales

We currently market our homes primarily under the Engle Homes brand name in Florida, most of the Mid-Atlantic and the West and under the Newmark Homes and Fedrick Harris Estate Homes brand names in Texas and in Nashville, Tennessee. We also market our homes targeted to “first-time” homebuyers under the Trophy Homes brand name, primarily in Texas. We believe our brands are widely recognized in the markets in which we operate for providing quality homes in desirable locations.

We build and market different types of homes to meet the needs of different homebuyers and the needs of different markets. We employ a variety of marketing techniques to attract potential homebuyers through numerous avenues, including Internet web sites for our various homebuilding brands, advertising and other marketing programs. We advertise on radio, in newspapers and other publications, through our own brochures and newsletters, on billboards, on the web, where permitted, and in brochures and newsletters produced and distributed by real estate and mortgage brokers.

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

We market and sell homes through our own sales personnel and in cooperation with independent real estate brokers. Because a portion of our sales originate from independent real estate brokers, we sponsor a variety of programs and events to provide the brokers with a level of familiarity with our communities, homes and financing options necessary to successfully market our homes.

Sales of our homes generally are made pursuant to a standard sales contract that is tailored to the requirements of each jurisdiction. Generally, our sales contracts require a deposit of a fixed amount or percentage, typically averaging about five percent of the purchase price, plus additional deposits for options and upgrades selected by homebuyers. The contract may include contingencies, such as financing or the prior sale of a buyer’s existing home. We estimate that the average period between the execution of a sales contract for a pre-sold home and closing ranges from four months to over a year, depending on the market and size and complexity of home being built.

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

An integral part of our customer service program includes post-delivery surveys. We contract with independent third parties to conduct periodic post-delivery evaluations of the customer’s satisfaction with their home, as well as the customer’s experience with our sales personnel, construction department and title and mortgage services. We use a national customer satisfaction survey company to mail customer satisfaction surveys to homeowners within 60 days of their home closing. These surveys provide us with a direct link to the customer’s perception of the entire buying experience as well as valuable feedback on the quality of the homes we deliver and the services we provide.

Warranty Program

For all homes we sell, we provide our homebuyers with a limited warranty that provides a one-year or two-year limited warranty on workmanship and materials, and a five to ten-year limited warranty covering major structural defects. The extent of these warranties may differ in some or all of the states in which we operate. We currently have liability insurance coverage in place which covers repair costs associated with warranty claims for structure and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. We have a warranty administration program, including mandatory alternative dispute resolution procedures that we believe will allow us to more effectively manage and resolve our warranty claims. We subcontract homebuilding work to subcontractors who generally are required to indemnify us and provide evidence of required insurance coverage before receiving payments for their work. Therefore, claims relating to workmanship and materials are the primary responsibility of our subcontractors; however, we may be unable to enforce these contractual indemnities.

After we deliver a home, we process all warranty requests through our customer service departments located in each of our markets. If a warranty repair is necessary, we manage and supervise the repair to ensure that the appropriate subcontractor takes prompt and appropriate corrective action. Additionally, we have developed a proactive response and remediation protocol to address any warranty claim that may result in mold damage. We generally have not had any material litigation or claims regarding warranties or latent defects with respect to construction of homes. Current claims and litigation are expected to be substantially covered by our reserves or insurance.

To support our warranty program, we implemented an automated warranty application in 2007 in approximately half of our divisions. It allows management, customers and associates the ability to track and manage warranty requests from reporting through resolution to improve communication and customer satisfaction. This application also helps us to objectively select and manage vendors that deliver quality work on time.

To address homebuyer concerns regarding our fulfillment of warranty obligations at the inception of our Chapter 11 cases, we entered into an agreement with an affiliate of Zurich Financial Services Group, which guarantees our warranty obligations for the first ten years and assumes all liability for structural claims in years three through ten. The agreement covered all homes in backlog on January 21, 2008 and homes sold or delivered between January 21, 2008 and June 30, 2008.

Financial Services

As part of our objective to provide homebuyers with a seamless home purchasing experience, we offer an array of financial services, which we provide to buyers of our homes, as well as to others. As part of this business, we provide mortgage financing, title insurance and settlement services, and property and casualty insurance products. Our mortgage financing operation derives most of its revenues from buyers of our homes, although existing homeowners may also use these services. In contrast, our title and settlement services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate.

Our mortgage business provides a full selection of conventional, FHA-insured and VA-guaranteed mortgage products to our homebuyers. We are an approved Fannie Mae seller / servicer. All of our loans are originated and underwritten in accordance with the guidelines of Fannie Mae, Freddie Mac, FHA, VA or other institutional third parties. We sell substantially all of our loans and the related servicing rights to third party investors. We conduct this business through our subsidiary, Preferred Home Mortgage Company, which has its headquarters in Tampa, Florida and has offices in each of our markets. For the year ended December 31, 2007, approximately 10% of our homebuyers paid in cash and 70% of our non-cash homebuyers utilized the services of our mortgage business. During 2007, we closed 5,192 loans totaling $1.3 billion in principal amount.

On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting and closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008.

Through our title services business, we, as agent, obtain competitively-priced title insurance for, and provide settlement services to our homebuyers as well as third party homebuyers. We conduct this business through our subsidiary, Universal Land Title, Inc. and its subsidiaries and affiliates.

Our Universal Land Title subsidiary works with national underwriters and lenders to facilitate client service and coordinates closings at its offices. It is equipped to handle e-commerce applications, e-mail closing packages and digital document delivery. The principal sources of revenues generated by our title insurance business are fees paid to Universal Land Title for title insurance obtained for our homebuyers and other third party residential purchasers. Universal Land Title operates as a title agency with its headquarters in West Palm Beach, Florida and has 21 additional offices.

For the year ended December 31, 2007, approximately 97% of our homebuyers used Universal Land Title or its affiliates for their title insurance and settlement services. Third party homebuyers (or non-company customers) accounted for 41% of our title services business revenue for the year ended December 31, 2007.

Alliance Insurance and Information Services, LLC, owned by Universal Land Title, is a full service insurance agency serving all of our markets. Alliance markets homeowners’, flood and auto insurance directly to homebuyers and others in all of our markets and also markets life insurance in Florida. Interested homebuyers obtain free quotes and have the necessary paperwork delivered directly to the closing table for added convenience. For the year ended December 31, 2007, 2% of our new homebuyers used Alliance for their insurance needs.

Governmental Regulation

We must comply with federal, state and local laws and regulations relating to, among other things, zoning, treatment of waste, land development, required construction materials, density requirements, building design and elevation of homes in connection with the construction of our homes. These include laws requiring use of construction materials that reduce the need for energy-consuming heating and cooling systems. In addition, we and our subcontractors are subject to laws and regulations relating to employee health and safety. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws requiring that commitments to provide roads and other infrastructure be in place prior to the commencement of new construction. These laws and regulations are usually administered by individual counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

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

The mortgage financing and title insurance subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states regarding mortgage financing, homeowners’ insurance and title insurance agencies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, forms of policies and premiums.

Competition and Market Forces

The development and sale of residential properties is a highly competitive business. We compete in each of our markets with numerous national, regional and local builders on the basis of a number of interrelated factors including location, price, reputation, amenities, design, quality and financing. Builders of new homes compete for homebuyers and for desirable properties, raw materials and reliable, skilled subcontractors. We also compete with resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. We believe we generally compare favorably to other builders in the markets in which we operate, due primarily to:

•	our experience within our geographic markets;

•	the ability of our local managers to identify and quickly respond to local market conditions;

•	our reputation for service and quality; and

•	our ability to retain key employees.

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

Our mortgage operation competes with other mortgage lenders, including national, regional and local mortgage bankers, mortgage brokers, banks and other financial institutions, in the origination, sale and servicing of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. Our title and insurance operations compete with other insurance agencies, including national, regional and local insurance agencies and attorneys in the sale of title insurance, homeowner insurance and related insurance services. Principal competitive factors include the level of service available, technology, cost and other features of insurance products available to the consumer.

We are required under certain contracts to provide performance bonds. The market for performance bonds was severely impacted by certain corporate failures in recent years and continues to be impacted by general economic conditions. Consequently, less overall bonding capacity is available in the market than in the past, and surety bonds have become more expensive and restrictive. Additionally, in certain cases where we have stopped activities in a community, we may have failed to complete the infrastructure for which the performance bond was posted. In such cases, sureties for our performance bonds are required to fulfill our obligations and in the future, may be unwilling to issue performance bonds or may require additional collateral to issue or renew performance bonds.

The past year has seen intense competition in the homebuilding industry for a decreased group of homebuyers. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources,” for discussion of 2007 developments.

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

Backlog

At December 31, 2007, our consolidated continuing operations had 2,379 homes in backlog representing $736.3 million in revenue, as compared to 3,869 homes in backlog representing $1.4 billion in revenue as of December 31, 2006. At December 31, 2007, we had contracts for 511 homes, representing $115.6 million in revenue, with a third-party that marketed homes in the United Kingdom. These contracts were cancelled in 2008. At June 30, 2008, our consolidated continuing operations had 1,580 homes in backlog representing $479.3 million in revenue. Backlog represents home purchase contracts that have been executed and for which earnest money deposits have been received, but for which the sale has not yet closed. We do not record home sales as revenues until the closings occur. Our consolidated sales order cancellation rate for the year ended December 31, 2007 was approximately 38%, as compared to 32% for the year ended December 31, 2006. The increase in the sales order cancellation rate is a result of the continued deterioration of conditions in most of our markets during 2007 characterized by record levels of new and existing homes available for sale, speculative investors canceling existing contracts, reduced affordability, increased competition among builders, diminished buyer confidence and tightening of available mortgage financing. All of our markets are experiencing patterns of lower traffic, increased cancellations, higher incentives, lower margins and reduced absorption.

Employees

At December 31, 2007, we employed 1,461 people in our consolidated operations and 9 people in our unconsolidated Engle/Sunbelt joint venture as compared to 2,007 people in our consolidated operations and 297 people in our unconsolidated joint ventures at December 31, 2006. At June 30, 2008, we employed 1,039 people in our consolidated operations. The decrease in staffing levels in 2008 and 2007 compared to 2006 is in response to the decline in business levels. Our ability to attract, motivate and retain key and essential personnel is impacted by the Bankruptcy Code which limits our ability to implement a retention program or take other measures intended to motivate employees to remain with us. As part of our business strategy initiatives and as a result of uncertainties involving our Chapter 11 cases, we expect to experience further reductions in workforce. None of our employees are covered by collective bargaining agreements.

In 2007, our division presidents received performance bonuses based upon achieving targeted financial and operational measures in their operating divisions. We are currently evaluating our compensation structure for our division presidents in light of our Chapter 11 cases.

Availability of Reports and Other Information

Our corporate website is www.TOUSA.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website under “Investor Information — SEC Filings,” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. We also make available on our website under “Investor Information — Corporate Governance” copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines, our Code of Business Ethics and the charters relating to the committees of our Board of Directors. This information is available in print free of charge to any stockholder who submits a written request for such document to TOUSA, Inc., Attn: Investor Relations, 4000 Hollywood Blvd., Suite 500 N, Hollywood, Florida 33021. Information on our website is not part of this document.

Additional information regarding our Chapter 11 cases, including access to court documents and other general information about the Chapter 11 cases, is available at www.kccllc.net/tousa. Financial information on the website is prepared according to requirements of federal bankruptcy law. While such financial information reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited and prepared in a format different than that used in our consolidated financial statements incorporated herein prepared in accordance with generally accepted accounting principles in the United States and filed under the securities laws. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for investment decisions relating to our stock or debt or for comparison with other financial information filed with the Securities and Exchange Commission.

ITEM 1A.	Risk Factors

Risks Relating to the Chapter 11 Cases

We are subject to the risks and uncertainties associated with our Chapter 11 cases.

We are operating our businesses as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result, we are subject to the risks and uncertainties associated with our Chapter 11 cases which include, among other things:

•	our ability to obtain and maintain normal terms with existing and potential homebuyers, vendors and service providers and maintain contracts and leases that are critical to our operations;

•	limitations on our ability to implement and execute our business plans and strategy;

•	limitations on our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases that we may seek from time to time or potentially adverse decisions by the Bankruptcy Court with respect to such motions, including as a result of the actions of our creditors and other third parties, who may oppose our plans or who may seek to require us to take actions that we oppose;

•	limitations on our ability to reject contracts or leases that are burdensome or uneconomical;

•	limitations on our ability to raise capital, including through sales of assets;

•	our ability to attract, motivate and retain key and essential personnel is impacted by the Bankruptcy Code which limits our ability to implement a retention program or take other measures intended to motivate employees to remain with us; and

•	our ability to obtain needed approval from the Bankruptcy Court for transactions outside of the ordinary course of business, which may limit our ability to respond on a timely basis to certain events or take advantage of certain opportunities.

These risks and uncertainties could negatively affect our business and operations in various ways. For example, events or publicity associated with our Chapter 11 cases could adversely affect our relationships with existing and potential homebuyers, vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if such cases are protracted.

As a result of our Chapter 11 cases and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the restructuring process;

•	our ability to comply with the terms of our cash collateral order and, if necessary, seek further extensions of our ability to use cash collateral;

•	our ability to achieve profitability following a restructuring given housing market challenges; and

•	our ability to retain key employees.

These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, such efforts may not be successful.

In light of the foregoing, trading in our securities during the pendency of our Chapter 11 cases is highly speculative and poses substantial risks. These risks include extremely volatile trading prices. In addition, during the pendency of the Chapter 11 cases, the Bankruptcy Court has entered an order that places certain limitations on trading in our common stock and certain securities, including options convertible into our common stock, and has also provided the potentially retroactive application of notice and sell-down procedures for trading in claims against the debtors’ estates (in the event that such procedures are approved in the future). Holders of our securities, especially holders of our common stock, may not be able to resell such securities and, in connection with our reorganization, may have their securities cancelled and in return receive no payment or other consideration, or a payment or other consideration that is less than the par value or the purchase price of such securities.

A long period of operating under Chapter 11 may harm our business.

A long period of operating under Chapter 11 could adversely affect our businesses and operations. So long as the Chapter 11 cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Chapter 11 reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our businesses. In addition, the longer the Chapter 11 cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the cases. A prolonged continuation of the Chapter 11 cases may also require us to seek additional financing and obtain relief from certain terms contained in the cash collateral order. It may not be possible for us to obtain additional financing during the term of the Chapter 11 cases on commercially favorable terms or at all. If we require additional financing during the Chapter 11 cases and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized.

Operating under the Bankruptcy Code may restrict our ability to pursue our business strategies.

Among other things, the Bankruptcy Code limits our ability to:

•	incur additional indebtedness;

•	pay dividends, repurchase our capital stock or make certain other restricted payments or investments;

•	make investments;

•	sell assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens;

•	plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	finance our operations, strategic acquisitions, investments or joint ventures or other capital needs or to engage in other business activities that would be in our interest.

These restrictions may place us at a competitive disadvantage compared to our competitors who are not subject to similar restrictions, which may adversely affect our results of operations.

Our cash collateral order includes operating budgets and financial covenants that limit our operating flexibility.

The cash collateral order requires us to maintain certain financial budgets and covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include, among other things, restrictions on our ability to:

•	incur indebtedness;

•	incur liens and enter sale/leaseback transactions except for model homes subject to certain limitations;

•	make or own investments;

•	enter into transactions with affiliates;

•	engage in new lines of business;

•	consolidate, merge, sell all or substantially all of our assets;

•	issue guarantees of debt;

•	agree to amendment or modification to our organizational documents;

•	incur or create claims; and

•	make additional payments on prepetition indebtedness.

Limitations in the cash collateral order on making capital expenditures and incurring additional debt may prevent us from pursing new business initiatives, which may place us at a competitive disadvantage.

The cash collateral order limits the amount of money that we may spend on capital expenditures. Accordingly, we could be unable to make capital expenditures to pursue new business initiatives. Our inability to pursue new business initiatives may put us at a competitive disadvantage to our competitors who are not subject to these restrictions. If our competitors successfully pursue new business initiatives, these restrictions may limit our ability to react effectively, and our results of operations or financial condition could be adversely affected.

We require a significant amount of cash, which may not be available to us.

Our ability to make payments on, repay or refinance our debt, to fund planned capital expenditures and to generate sufficient working capital to operate our business will depend largely upon our future operating performance. Our future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. In addition, our ability to borrow funds depends on the satisfaction of the covenants of our debt agreements that we will have upon our exit from Chapter 11.

Additionally, our working capital needs may increase to the extent that our suppliers are unwilling to extend credit to us on satisfactory terms. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our debt, fund capital expenditures or fund our working capital or other liquidity needs.

We may not be able to confirm or consummate a plan of reorganization.

In order to successfully emerge from our Chapter 11 cases as a viable company, we must develop, obtain requisite creditor and Bankruptcy Court approval of, and consummate a Chapter 11 plan of reorganization. This process requires us to meet certain statutory requirements under the Bankruptcy Code with respect to adequacy of disclosure regarding a plan of reorganization, soliciting and obtaining creditor acceptances of a plan, and fulfilling other statutory conditions for confirmation. We may not receive the requisite acceptances to confirm a plan of reorganization. Even if the requisite acceptances to a plan of reorganization are received, the Bankruptcy Court may not confirm the plan. In addition, even if a plan of reorganization is confirmed, we may not be able to consummate such plan.

If a plan of reorganization is not confirmed by the Bankruptcy Court, or if we are unable to successfully consummate a plan after confirmation, we may not be able to reorganize our businesses. If an alternative reorganization could not be agreed upon, we may have to liquidate our assets.

We have the exclusive right to file a Chapter 11 plan or plans prior to October 25, 2008 and the exclusive right to solicit acceptance thereof until December 24, 2008. Pursuant to Section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond 18 months and 20 months, respectively.

Transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax net operating loss carryforwards in the future.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have net operating loss carryforwards and built in losses (which are treated similarly to net operating losses) of approximately $83.5 million and $1.2 billion, respectively, as of December 31, 2007. In addition, we have alternative minimum tax credit carryforwards of $12.5 million. Our ability to deduct net operating loss carryforwards and recognize the benefits of the built in losses and the alternative minimum tax credit carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our Chapter 11 cases. During the pendency of the Chapter 11 cases, the Bankruptcy Court has entered an order that places certain limitations on trading in our common stock or certain securities, including options, convertible into our common stock. The Bankruptcy Court has also provided the potentially retroactive application of notice and sell-down procedures for trading in claims against the debtors’ estates (in the event that such procedures are approved in the future). These limitations, however, may not prevent an “ownership change” and our ability to utilize our net operating loss carryforwards and recognize the benefits of the built in losses and the alternative minimum tax credit carryforwards may be significantly limited as a result of our reorganization.

The Bankruptcy Code may limit our secured creditors’ ability to realize value from their collateral.

Upon the commencement of a case under Chapter 11 of the Bankruptcy Code, a secured creditor is prohibited from repossessing its security from a debtor in a Chapter 11 case, or from disposing of security repossessed from such debtor, without Bankruptcy Court approval. Moreover, the Bankruptcy Code generally permits the debtor to continue to retain and use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security if and at such times as the Bankruptcy Court in its discretion determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of a Chapter 11 case. A Bankruptcy Court may determine that a secured creditor may not require compensation for a diminution in the value of its collateral if the value of the collateral exceeds the debt it secures.

In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary power of a Bankruptcy Court, it is impossible to predict:

•	how long payments under our secured debt could be delayed as a result of our Chapter 11 cases;

•	whether or when secured creditors (or their applicable agents) could repossess or dispose of collateral; or

•	the value of the collateral.

In addition, the instruments governing certain of our indebtedness provide that the secured creditors (or their applicable agents) may not object to a number of important matters following the filing of a bankruptcy petition. Accordingly, it is possible that the value of the collateral securing our indebtedness could materially deteriorate and secured creditors would be unable to raise an objection.

Furthermore, if the Bankruptcy Court determines that the value of the collateral is not sufficient to repay all amounts due on applicable secured indebtedness, the holders of such indebtedness would hold a secured claim only to the extent of the value of their collateral and would otherwise hold unsecured claims with respect to any shortfall. The Bankruptcy Code generally permits the payment and accrual of post-petition interest, costs and attorney’s fees to a secured creditor during a debtor’s Chapter 11 case, but only to the extent the value of its collateral is determined by a Bankruptcy Court to exceed the aggregate outstanding principal amount of the obligations secured by the collateral.

Our successful reorganization will depend on our ability to retain and motivate key employees.

Our success and the successful implementation of a business plan is largely dependent on the skills, experience and efforts of our people, particularly senior management. Our ability to attract, motivate and retain key and essential personnel is impacted by the Bankruptcy Code which limits our ability to implement a retention program or take other measures intended to motivate employees to remain with us. In addition, we must obtain U.S. Bankruptcy Court approval of employment contracts and other employee compensation programs. The process of obtaining such approvals, including negotiating with creditor committees (which may raise objections to or otherwise limit our ability to implement such contracts or programs), has resulted in delays and reduced potential compensation for many employees. Certain employees, including certain key members of senior management, have resigned following the filing of our Chapter 11 cases. The continued loss of such individuals or other key personnel could have a material adverse effect upon the implementation of a business plan and on our ability to reorganize successfully and emerge from bankruptcy.

Our financial results may be volatile and may not reflect historical trends.

While in Chapter 11, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance during bankruptcy or post-bankruptcy. Upon emergence from Chapter 11, the amounts reported in our subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to our plan of reorganization. In addition, as part of our successful emergence from Chapter 11, we expect that we will be required to adopt fresh start accounting. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated statements of financial condition. In addition, our financial results after the application of fresh start accounting may be different from historical trends.

Risks Related to Capital Resources; Liquidity

We have substantial liquidity needs and face liquidity pressure.

On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into the Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the agreement. The agreement was subsequently terminated and we entered into an agreement with our secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). Under the Bankruptcy Court order dated June 20, 2008, we are authorized to use cash collateral of our first lien and second lien lenders (approximately $358.0 million at the time of the order) for a period of six months in a manner consistent with a budget negotiated by the parties. The order further provides for the paydown of $175.0 million to our first lien term loan facility secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to paydown an additional $15.0 million to our fist lien term loan facility secured lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the prepetition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.

We continue to have substantial liquidity needs in the operation of our business and face liquidity challenges. Our business depends upon our ability to obtain financing for the acquisition of land, operating costs, development of our residential communities and to provide bonds to ensure the completion of our projects. Our ability to make payments on our indebtedness will depend on our ability to generate cash. This, to a large extent, is dependent upon industry conditions, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The success of our Chapter 11 cases and implementation of our business plan will depend on our ability to achieve our budgeted operating results and access sufficient resources.

Our substantial indebtedness could adversely impact our financial health and limit our operations.

Our high level of indebtedness has important consequences, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our strategy or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation; and

•	limiting our ability or increasing the costs to refinance indebtedness.

We may be unable to obtain additional financing in the future.

Our ability to arrange financing (including any extension or refinancing) and the cost of the financing are dependent upon numerous factors, including:

•	general economic and capital market conditions;

•	credit availability from banks or other lenders for us and our industry peers, as well as the economy in general;

•	investor confidence in the industry and in us; and

•	provisions of tax and securities laws that are conducive to raising capital.

Our cash collateral order imposes significant operating and financial restrictions on us; any failure to comply with these restrictions could have a material adverse effect on our liquidity and our operations.

These restrictions could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These restrictions limit or prohibit our ability, subject to certain exceptions to, among other things:

•	incur additional indebtedness and issue stock;

•	make additional prepayments on or purchase indebtedness in whole or in part;

•	pay dividends and other distributions with respect to our capital stock or repurchase our capital stock or make other restricted payments;

•	make certain investments;

•	incur liens and enter sale/leaseback transactions except for model homes subject to certain limitations;

•	consolidate or merge with another entity, or allow one of our subsidiaries to do so;

•	lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;

•	incur dividend or other payment restrictions affecting certain subsidiaries;

•	engage in certain business activities; and

•	acquire other businesses.

Our ability to comply with these covenants depends in part on our ability to implement our restructuring program during the Chapter 11 cases. If we are unable to achieve the goals associated with our restructuring program and the other elements of our business plan, we may not be able to comply with these covenants.

We may incur significant damages and expenses due to the purported class action complaints filed against us and certain of our officers.

TOUSA, Inc. is a defendant in a class action lawsuit pending in the United States District Court for the Southern District of Florida. The name and case number of the class action suit is Durgin, et al., v. TOUSA, Inc., et al., No. 06-61844-CIV.

Beginning in December 2006, various stockholder plaintiffs brought lawsuits seeking class action status in the U.S. District Court for the Southern District of Florida. At a hearing held March 29, 2007, the Court consolidated the actions and heard arguments on the appointment of lead plaintiff and counsel. On September 7, 2007, the Court appointed Diamondback Capital Management, LLC as the lead plaintiff and approved Diamondback’s selection of counsel. Pursuant to a scheduling order, the lead plaintiff filed a Consolidated Complaint on November 2, 2007.

The Consolidated Complaint names TOUSA, all of TOUSA’s directors, David Keller, Randy Kotler, Beatriz Koltis, Lonnie Fedrick, Technical Olympic, S.A., UBS Securities, LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities, Inc. and JMP Securities, LLC as defendants. The alleged class period is August 1, 2005 to March 19, 2007. The Consolidated Complaint alleges that TOUSA’s public filings and other public statements that described the financing for the Transeastern Joint Venture as non-recourse to TOUSA were false and misleading. The Consolidated Complaint also alleges that certain public filings and statements were misleading or suffered from material omissions in failing to disclose fully or describe the Completion and Carve-Out Guaranties that TOUSA executed in support of the Transeastern Joint Venture financing. The Consolidated Complaint asserts claims under Section 11 of the Securities Act against all defendants other than Ms. Koltis for strict liability and negligence regarding the registration statements and prospectus associated with the September 2005 offering of 4 million shares of stock. Plaintiffs contend that the registration statements and prospectus contained material misrepresentations and suffered from material omissions in the description of the Transeastern Joint Venture financing and TOUSA’s related obligations. The Consolidated Complaint asserts related claims against Technical Olympic, S.A. and Messrs. Konstantinos Stengos, Antonio B. Mon, David Keller and Tommy L. McAden as controlling persons responsible for the statements in the registration statements and prospectus. The Consolidated Complaint also alleges claims under Section 10(b) of the Exchange Act for fraud with respect to various public statements about the non-recourse nature of the Transeastern debt and alleged omissions in disclosing or describing the Guaranties. These claims are alleged against TOUSA, Messrs. Mon, McAden, Keller and Kotler and Ms. Koltis. Finally, the Consolidated Complaint asserts related claims against Messrs. Mon, Keller, Kotler and McAden as controlling persons responsible for the various alleged false disclosures. Plaintiffs seek compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of TOUSA common stock and purchasers and sellers of options on TOUSA common stock.

On January 30, 2008, TOUSA filed a Motion to Dismiss Plaintiffs’ Consolidated Complaint. TOUSA moved to dismiss plaintiffs’ claims on the grounds that plaintiffs: a) could not establish materially false or misleading statements or omissions; b) could not establish loss causation; c) failed to plead with particularity facts giving rise to a strong inference of scienter; and d) lacked standing to pursue a Section 11 claim. Many of the other defendants also filed motions to dismiss and/or signed on to TOUSA’s Motion to Dismiss.

On February 4, 2008, TOUSA filed a Notice of Suggestion of Bankruptcy notifying the Court that TOUSA filed for bankruptcy on January 29, 2008. On February 5, 2008, the Court entered an order staying the action as to TOUSA pursuant to Section 362 of the United States Bankruptcy Code. The action continues with respect to defendants other than TOUSA.

On April 30, 2008, lead plaintiff Diamondback Capital Management moved to withdraw as lead plaintiff. On May 22, 2008, the Court entered an order: granting Diamondback Capital Management’s motion to withdraw as lead plaintiff; establishing a procedure pursuant to which a new lead plaintiff would be appointed; extending the time for plaintiffs to respond to the motions to dismiss until a new lead plaintiff is selected; and acknowledging that the Court may need to set a time for the filing of an amended complaint, if requested by the new lead plaintiff.

On June 6, 2008, two prospective lead plaintiffs filed motions to be appointed the new lead plaintiff. On July 15, 2008, the Court entered an Order appointing the Bricklayers & Trowel Trades International Pension Fund as the new lead plaintiff. The Court further ordered that, within 15 days of the entry of the Order, the new plaintiff must either respond to the previously filed Motions to Dismiss, or file a notice of intent to file an amended complaint. On July 30, 2008, the new plaintiff filed a notice of intent to file an amended complaint. On July 31, 2008, following the notice of intent to file an amended complaint, the Court denied as moot, without prejudice, the defendants’ previously filed motion to dismiss the consolidated complaint. Under the current schedule set by the Court, the plaintiff must file its amended complaint by August 29, 2008.

You may find it difficult to sell our common stock and debt securities.

Effective November 19, 2007, NYSE Regulation, Inc. suspended our common stock and debt securities from trading on the NYSE. We appealed the suspension. Following our suspension from the NYSE, we began trading on the Pink Sheet Electronic Quotation Service. On February 15, 2008, the NYSE denied our appeal and affirmed the decision to suspend trading in our common stock and debt securities on the NYSE and commenced delisting procedures. On March 3, 2008, the NYSE filed Forms 25, Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, with the SEC with respect to our listed securities. Our securities will be delisted 90 days thereafter.

The trading of our common stock over the counter negatively impacts the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock over the counter materially adversely affects our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Securities that trade on the Pink Sheets are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the “penny stock rule.” The Securities and

Exchange Commission generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1.0 million, or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares. There are also other negative implications, including the potential loss of confidence by suppliers, existing and potential homebuyers and employees and the loss of institutional investor interest in our company.

Risks Related to Our Business

The homebuilding industry is experiencing a severe downturn that may continue for an indefinite period which may further adversely affect our business and results of operations compared to prior periods.

Since 2006, the homebuilding industry as a whole has experienced a significant and sustained decrease in demand for new homes, an oversupply of new and existing homes available for sale and a more restrictive mortgage lending environment. Although we operate in a number of markets, approximately 53% of our operations are concentrated in Florida and the West, based on 2007 deliveries, which suffered a particularly severe downturn in home buying activity. The rapid increase in new and existing home prices in these markets over the past several years reduced housing affordability and tempered buyer demand. In particular, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell the residential property they had earlier acquired. These trends, which were more pronounced in markets that had experienced the greatest levels of price appreciation, resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives, price concessions, broker commissions and advertising to close home sales compared to the past several years.

Reflecting these trends, we, like many other homebuilders, experienced the impact of severe liquidity challenges in the credit and mortgage markets, diminished consumer confidence, increased home inventories and foreclosures and downward pressure on home prices. Potential buyers have exhibited both a reduction in confidence as to the economy in general and a willingness to delay purchase decisions based on a perception that prices will continue to decline. Prospective homebuyers continue to be concerned about interest rates and the inability to sell their current homes or to obtain appraisals at sufficient amounts to secure mortgage financing as a result of the recent disruption in the mortgage markets and the tightening of credit standards. The homebuilding market may not improve in the near future, and is forecast to weaken further. Continued weakness in the homebuilding market would have an adverse effect on our business and our results of operations as compared to those of earlier periods.

Our strategies in responding to the adverse conditions in the homebuilding industry have had limited success and the continued implementation of these and other strategies may not be successful.

In 2007 we have experienced significantly reduced gross profit levels and have incurred significant asset impairment charges. These contributed to the net loss we recognized in 2007. Also, in 2007, notwithstanding our sales strategies, we continued to experience an elevated rate of sales contract cancellations. We believe that the elevated cancellation rate largely reflects a decrease in homebuyer confidence, with continued price declines and increases in the level of sales incentives for both new and existing homes prompting homebuyers to forgo or delay home purchases. A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also led to cancellations. Many of the factors that affect new orders and cancellation rates are beyond our control. These factors include the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Continued reduced sales levels and the increased level of cancellations would continue to have an adverse effect on our business and our results of operations as compared to those of earlier periods.

Continued high cancellation rates may negatively impact our business.

Our backlog reflects the number and value of sold but undelivered homes. Generally we have the right to compel the customer to complete the purchase, however our only effective remedy may be the retention of the deposit. In some cases a customer may cancel the contract and receive a complete or partial refund of the deposit. If the current industry downturn continues, or if mortgage financing becomes less available, more homebuyers may cancel their contracts with us. Significant cancellations have had, and could have in the future, a material adverse effect on our business and results of operations. Contracts with a third-party that marketed homes in the United Kingdom included in backlog at December 31, 2007 were cancelled in 2008. These contracts were for 511 homes, representing $115.6 million in revenue.

Our revenues and profitability may be adversely affected by natural disasters or weather conditions.

Homebuilders are particularly subject to natural disasters and severe weather conditions as they can delay our ability to timely complete or deliver homes, damage partially complete or other unsold homes that are in our inventory, negatively impact the demand for homes, and/or negatively affect the price and availability of qualified labor and materials. Our operations are located in many areas that are especially subject to natural disasters; for example, we have significant operations in Florida and Texas which is especially at risk of hurricanes. To the extent that hurricanes, severe storms, floods, tornadoes or other natural disasters or similar weather events occur, our business may be adversely affected. To the extent our insurance is not adequate to cover business interruption or losses resulting from these events, our revenues and profitability may be adversely affected.

We are subject to substantial risks with respect to the land and home inventories we maintain, and fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which would reduce our profit margins.

As a homebuilder, we must constantly locate and acquire new tracts of land for development and developed homesites to support our homebuilding operations. There is a lag between the time we acquire land for development or developed homesites and the time that we can bring the communities to market and sell homes. Lag time varies on a project-by-project basis; however, historically, we have experienced a lag time of up to three years. As a result, we face the risk that demand for housing may decline or costs of labor or materials may increase during this period and that we will not be able to dispose of developed properties or undeveloped land or homesites acquired for development at expected prices or profit margins or within anticipated time frames or at all. The market value of home inventories, undeveloped land and developed homesites can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs (including interest on funds used to acquire land or build homes) can be significant and can adversely affect our performance. The downturn in the housing market has caused the fair market value of certain of our inventory to fall, in some cases well below the purchase price. As a result, we were required to take substantial write-downs of the carrying value of our land inventory and we elected not to exercise options, even though that required us to forfeit deposits, write-off pre-acquisition land development costs and incur additional liabilities related to these contracts. Additionally, as a result of these market conditions, we recorded significant valuation adjustments relating to our investments in unconsolidated entities. If the current downturn in the housing market continues, we may need to take additional charges against our earnings for abandonments or inventory impairments, or both. Although impairments are non-cash charges, abandonments give the owner of the land the right to draw on letters of credit or cash deposits that may have an adverse impact on our liquidity. Additionally, any non-cash charges would have an adverse effect on our financial condition and results of operations.

Reduced home sales may impair our ability to recoup development costs or force us to absorb additional costs.

We incur many costs even before we begin to build homes in a community. Depending on the stage of development, these include costs of developing land and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. Reducing the rate at which we build homes extends the length of time it takes us to recover these costs. Also, we frequently acquire options to purchase land and make deposits that will be forfeited if we do not exercise the options within specified periods. Because of current market conditions, we have had to terminate some of these options, resulting in the forfeiture of deposits and unrecoverable development costs. Any such charges would have an adverse effect on our financial condition and results of operations, including our liquidity as a result of a lower borrowing base which reduces availability under our cash collateral order.

Market conditions in the mortgage lending and mortgage finance industries deteriorated significantly in 2007, adversely impacting us by increasing the supply of inventory housing, negatively impacting pricing conditions, as well as decreasing the demand for our homes, which adversely affected our revenues and profitability. Recent changes in mortgage lending requirements or further reduced mortgage liquidity could adversely affect the availability of credit for some purchasers of our homes and thereby reduce our sales.

Approximately 90% of our customers finance their purchases through mortgage financing obtained from us or other sources. Increases in interest rates or decreases in the availability of mortgage funds provided or sponsored by Fannie Mae, Freddie Mac, the Federal Housing Administration, or the Veteran’s Administration could cause a decline in the market for new homes as potential homebuyers may not be able to obtain affordable financing. In particular, because the availability of mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of those types of financing could reduce our home sales and the lending volume at our mortgage subsidiary.

In 2007, approximately 3% to 5% of the homebuyers that utilized our mortgage subsidiary obtained sub-prime loans. We define a sub-prime loan as one where the buyer’s FICO score is below 620 and is not an FHA or VA loan. At December 31, 2007, approximately 4% to 6% of our backlog that utilized our mortgage subsidiary included homebuyers seeking sub-prime financing. During 2007, the mortgage lending and mortgage finance industries experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and regulatory actions. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac, the Federal Housing Administration, or the Veteran’s Administration standards. In general, these developments have resulted in a reduction in demand for the homes we sell and have delayed any general improvement in the housing market. Furthermore, they have resulted in a reduction in demand for the mortgage loans that we originate.

The Housing and Economic Recovery Act of 2008 was enacted into law on July 30, 2008. One provision of the Act eliminates down payment assistance programs for FHA loans approved after September 30, 2008. Down payment assistance programs were utilized for approximately 15% of our closings over the past year, but for over 50% of our Trophy Homes division closings.

We are dependent on the continued availability and satisfactory performance of our subcontractors, which, if unavailable, could have a material adverse effect on our business.

Subcontractors perform substantially all of our construction work. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the construction of our homes. There may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors, which could have a material adverse effect on our business.

Supply risks and shortages relating to labor and materials can harm our business by delaying construction and increasing costs.

The homebuilding industry from time to time has experienced significant difficulties with respect to:

•	shortages of qualified trades people and other labor;

•	inadequately capitalized local subcontractors;

•	shortages of materials; and

•	volatile increases in the cost of certain materials, including lumber, framing, roofing and cement, which are significant components of home construction costs, associated with the rapid rise in the cost of oil, energy, and other factors.

These difficulties can, and often do, cause unexpected short-term increases in construction costs and cause construction delays. In addition, to the extent our subcontractors incur increased costs associated with increases in insurance premiums and compliance with state and local regulations, these costs are passed on to us as homebuilders. We are generally unable to pass on any unexpected increases in construction costs to those customers who have already entered into sales contracts, as those contracts generally fix the price of the house at the time the contract is signed, which may be up to two years in advance of the delivery of the home. We have historically been able to offset sustained increases in the costs of materials with increases in the prices of our homes and through operating efficiencies. However, in the future, pricing competition, oversupply of new and existing homes and tightening mortgage qualifications, among other factors may restrict our ability to pass on any additional costs, and negatively impact our profit margins.

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

The homebuilding industry is highly competitive and fragmented. We compete in each of our markets with numerous national, regional and local builders. Some of these builders have greater financial resources, more experience, more established market positions and better opportunities for land and homesite acquisitions than we do and have lower costs of capital, labor and material than us. Builders of new homes compete for homebuyers, as well as for desirable properties, raw materials and skilled subcontractors. The competitive conditions in the homebuilding industry could, among other things:

•	increase our costs, including selling and marketing expenses, and reduce our revenues and/or profit margins;

•	make it difficult for us to acquire suitable land or homesites at acceptable prices;

•	require us to increase selling commissions and other incentives;

•	result in delays in construction if we experience a delay in procuring materials or hiring laborers; and

•	result in lower sales volumes.

We also compete with resales of existing homes, available rental housing and, to a lesser extent, condominium resales. An oversupply of attractively priced resale or rental homes in the markets in which we operate could adversely affect our absorption rates and profitability. Foreclosures in the various markets as well as within our own communities creating enormous downward pressure on prices and consumer confidence.

Our financial services operations are also subject to competition from third party providers, many of which are substantially larger, may have a lower cost structure and may focus exclusively on providing such services.

Future limitations on our ability to obtain bonds may adversely affect our homebuilding operations.

We are required under certain contracts to provide performance bonds. The market for performance bonds was severely impacted by certain corporate failures in recent years and continues to be impacted by general economic conditions. Consequently, less overall bonding capacity is available in the market than in the past, and surety bonds have become more expensive and restrictive. Additionally, in certain cases where we have stopped activities in a community, we may have failed to complete the infrastructure for which the performance bond was posted. In such cases, sureties for our performance bonds are required to fulfill our obligations and in the future, may be unwilling to issue performance bonds or may require additional collateral to issue or renew performance bonds. An inability to obtain new or renew existing performance bonds in a timely manner, on acceptable terms, or at all could result in limitations on our ability to enter into new contracts or fulfill existing contracts which could have a material adverse effect on our financial condition and results of operations.

We are subject to product liability and warranty claims arising in the ordinary course of business that could adversely affect our results of operations.

As a homebuilder, we are subject in the ordinary course of our business to liability and home warranty claims. We provide our homebuyers with a limited warranty that provides a one-year or two-year limited warranty covering workmanship and materials and a five to ten-year limited warranty covering major structural defects. Claims arising under these warranties and general liability claims are common in the homebuilding industry and can be costly. Although we maintain liability insurance, the coverage offered by, and availability of, liability insurance for construction defects is currently limited and, where coverage is available, it may be costly. We currently have liability insurance coverage which covers repair costs associated with warranty claims for structure and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. However, our insurance coverage may contain limitations with respect to coverage; this insurance coverage may not be adequate to cover all liability and warranty claims for which we may be liable. In addition, coverage may be further restricted and become more costly. Although we generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, we may be unable to enforce any such contractual indemnities. Uninsured and unindemnified liability and warranty claims, as well as the cost of insurance coverage, could adversely affect our results of operations.

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

The mortgage financing and title insurance subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states regarding mortgage financing, homeowners’ insurance and title insurance agencies. These laws and regulations include provisions regarding capitalization, operating procedures, investments, forms of policies and premiums.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in the material set forth in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, and typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project” and “future.” Specifically, this annual report contains forward-looking statements including with respect to:

•	our expectations regarding population growth and median income growth trends and their impact on future housing demand in our markets;

•	our expectation regarding the impact of geographic and customer diversification;

•	our expectations regarding successful implementation of our asset management strategy and its impact on our business;

•	our expectations regarding future land sales;

•	our belief regarding growth opportunities within our financial services business;

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our debt service payments, and land acquisition and development needs;

•	the impact of inflation on our future results of operations;

•	our expectations regarding our ability to pass through to our customers any increases in our costs;

•	our expectations regarding our option contracts, investments in land development joint ventures;

•	our expectations regarding the housing market in 2008 and beyond;

•	our expectations regarding our use of cash in operations; and

•	our expectations of receiving federal and state income tax refunds.

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

•	the risks and uncertainties associated with our Chapter 11 cases, including our ability to successfully reorganize and emerge from Chapter 11;

•	a long period of operating under Chapter 11 may harm our business;

•	we may not be able to obtain confirmation of our Chapter 11 plan;

•	operating under the Bankruptcy Code may restrict our ability to pursue our business strategies;

•	our debt instruments include restrictive and financial covenants that limit our operating flexibility;

•	our ability to attract, motivate and retain key and essential personnel is impacted by the Bankruptcy Code which limits our ability to implement a retention program or take other measures intended to motivate employees to remain with us;

•	we require a significant amount of cash, which may not be available to us;

•	our ability to confirm or consummate a plan of reorganization;

•	financial results that may be volatile and may reflect historical trends;

•	our belief that our ability to continue as a going concern will depend upon our ability to restructure our capital structure;

•	our belief that failure to restructure our capital structure would result in depleting our available funds and not being able to pay our obligations when they become due;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies in our homebuilding operations and financial services business;

•	our relationship with Technical Olympic, S.A. and its control over our business activities;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as increases in interest rates, inflation, or unemployment rates or declines in median income growth, consumer confidence or the demand for, or the price of, housing;

•	events which would impede our ability to open new communities and/or deliver homes within anticipated time frames and/or within anticipated budgets;

•	our ability to enter successfully into, utilize, and recognize the anticipated benefits of, joint ventures and option contracts;

•	a further decline in the value of our land and home inventories;

•	an increase in the cost of, or shortages in the availability of, qualified labor and materials;

•	our ability to dispose successfully of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our ability to compete in our existing and future markets;

•	the impact of hurricanes, tornadoes or other natural disasters or weather conditions on our business, including the potential for shortages and increased costs of materials and qualified labor and the potential for delays in construction and obtaining government approvals;

•	an increase or change in government regulations, or in the interpretation and/or enforcement of existing government regulations;

•	the impact of any or all of the above risks on the operations or financial results of our unconsolidated joint ventures; and

•	a change in ownership of our stock, as defined in Section 382 of the Internal Revenue Code, which would limit our ability to receive anticipated income tax refunds.

ITEM 1B.	Unresolved Staff Comments

By letter dated May 19, 2006, the SEC provided us with comments relating to various registration statements filed by us in April 2006 and the Annual Report on Form 10-K for the year ended December 31, 2005 filed by us on March 10, 2006. We responded to the letter on July 21, 2006 and filed amendments to the registration statements. Through a series of letters with the SEC, responses were provided to additional comments on the filings noted above, the Quarterly Report on Form 10-Q for the quarter ended July 30, 2006 and the Annual Report on Form 10-K for the year ended December 31, 2006. We have not yet responded to comments from the SEC in a letter dated May 11, 2007. These comments relate principally to disclosures related to the operating results of the Transeastern JV. We believe that the disclosures were appropriate.

In the Matter of TOUSA, Inc. SEC Inquiry, File No. FL-3310. In June 2007, the Company was contacted by the Miami Regional Office of the SEC requesting the voluntary provision of documents, and other information from the Company, relating primarily to corporate and financial information and communications for the Transeastern JV to determine if there have been any violations of federal securities laws. The SEC has advised the Company that this inquiry should not be construed as an indication that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. The Company is cooperating with the inquiry.

ITEM 2.	Properties

We lease our executive offices located at 4000 Hollywood Blvd., Suite 500 N, Hollywood, Florida 33021. We lease substantially all of the office space required for our homebuilding and financial services operations and our corporate offices. We believe that our existing facilities exceed our current and planned levels of operations. We have cancelled a number of leases and are reviewing others with a view towards rejecting them as part of our bankruptcy proceedings. We do not believe that any single leased property is material to our current or planned operations.

ITEM 3.	Legal Proceedings

Chapter 11

Chapter 11 Cases

On January 29, 2008, TOUSA, Inc. and certain of our subsidiaries (excluding our financial services subsidiaries and joint ventures) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, Fort Lauderdale Division. The Chapter 11 cases have been consolidated solely on an administrative basis and are pending as Case No. 08-10928-JKO.

We continue to operate our businesses and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, we sought from the Bankruptcy Court in the Chapter 11 cases, we obtained Bankruptcy Court approval to, among other things, continue to pay certain critical vendors and vendors with lien rights, meet our pre-petition payroll obligations, maintain our cash management systems, sell homes free and clear of liens, pay our taxes, continue to provide employee benefits and maintain our insurance programs. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow us to restrict trading in our common stock (and related securities) and has also provided for potentially retroactive application of notice and sell-down procedures for trading in claims against the debtors’ estates (in the event that such procedures are approved in the future) which could negatively impact our accumulated net operating losses and other tax attributes. The Bankruptcy Court has also entered orders to establish procedures for the purchase and disposition of real property by us subject to certain monetary limits without specific approval for each transaction.

On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, TOUSA, Inc. entered into the Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the DIP Credit Agreement. The agreement was subsequently terminated and we entered into an agreement with our secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). Under the Bankruptcy Court order dated June 20, 2008, we are authorized to use cash collateral of our first lien and second lien lenders (approximately $358.0 million at the time of the order) for a period of six months in a manner consistent with a budget negotiated by the parties. The order further provides for the paydown of $175.0 million to our first lien term loan facility secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to paydown an additional $15.0 million to our fist lien term loan facility secured lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the prepetition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.

We have the exclusive right to file a Chapter 11 plan or plans prior to October 25, 2008 and the exclusive right to solicit acceptance thereof until December 24, 2008. Pursuant to section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond 18 months and 20 months, respectively.

As a result of our Chapter 11 cases and other matters described herein, including uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan or plans of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the restructuring process;

•	our ability to comply with the terms of our cash collateral order and, if necessary, seek further extensions of our ability to use cash collateral;

•	our ability to achieve profitability following a restructuring given housing market challenges; and

•	our ability to retain key employees.

These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, such efforts may not be successful.

We have taken and will continue to take aggressive actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the homebuilding market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to major reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. In addition, we are working with our existing suppliers and seeking new suppliers, through competitive bid processes, to reduce construction material and labor costs. We have and will continue to analyze each community based on anticipated sales absorption rates, net cash flows and financial returns taking into consideration current market factors in the homebuilding industry such as the oversupply of homes available for sale in most of our markets, less demand, decreased consumer confidence, tighter mortgage loan underwriting criteria and higher foreclosures. In order to generate cash and to reduce our inventory to levels consistent with our business plan, we have taken and will continue to take the following actions, to the extent possible given the limitations resulting from our Chapter 11 cases:

•	limiting new arrangements to acquire land (by submitting proposals to increased review);

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of unsold homes under construction and limiting and/or curtailing development activities in any development where we do not expect to deliver homes in the near future;

•	renegotiating terms or abandoning our rights under option contracts;

•	considering other asset dispositions including the possible sale of underperforming assets, communities, divisions and joint venture interests (see Note 15 regarding the June 2007 sale of our Dallas/Fort Worth division and Note 14 regarding the September 2007 bulk sale of homesites in our Mid-Atlantic region);

•	reducing our speculative home levels; and

•	pursuing other initiatives designed to monetize our assets.

The foregoing discussion provides general background information regarding our Chapter 11 Cases, and is not intended to be an exhaustive description. Additional information regarding our Chapter 11 Cases, including access to court documents and other general information about the Chapter 11 Cases, is available at www.kccllc.net/tousa. Financial information on the website is prepared according to requirements of federal bankruptcy law and the local Bankruptcy Court. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited and prepared in a format different than that used in our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States and filed under the securities laws. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for investment decisions relating to our stock or debt or for comparison with other financial information filed with the Securities and Exchange Commission.

These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, such efforts may not be successful.

Class Action Lawsuit

TOUSA, Inc. is a defendant in a class action lawsuit pending in the United States District Court for the Southern District of Florida. The name and case number of the class action suit is Durgin, et al., v. TOUSA, Inc., et al., No. 06-61844-CIV.

Beginning in December 2006, various stockholder plaintiffs brought lawsuits seeking class action status in the U.S. District Court for the Southern District of Florida. At a hearing held March 29, 2007, the Court consolidated the actions and heard arguments on the appointment of lead plaintiff and counsel. On September 7, 2007, the Court appointed Diamondback Capital Management, LLC as the lead plaintiff and approved Diamondback’s selection of counsel. Pursuant to a scheduling order, the lead plaintiff filed a Consolidated Complaint on November 2, 2007.

The Consolidated Complaint names TOUSA, all of TOUSA’s directors, David Keller, Randy Kotler, Beatriz Koltis, Lonnie Fedrick, Technical Olympic, S.A., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and JMP Securities LLC as defendants. The alleged class period is August 1, 2005 to March 19, 2007. The Consolidated Complaint alleges that TOUSA’s public filings and other public statements that described the financing for the Transeastern Joint Venture as non-recourse to TOUSA were false and misleading. The Consolidated Complaint also alleges that certain public filings and statements were misleading or suffered from material omissions in failing to fully disclose or describe the Completion and Carve-Out Guaranties that TOUSA executed in support of the Transeastern Joint Venture financing. The Consolidated Complaint asserts claims under Section 11 of the Securities Act against all defendants other than Ms. Koltis for strict liability and negligence regarding the registration statements and prospectus associated with the September 2005 offering of 4 million shares of stock. Plaintiffs contend that the registration statements and prospectus contained material misrepresentations and suffered from material omissions in the description of the Transeastern Joint Venture financing and TOUSA’s related obligations. The Consolidated Complaint asserts related claims against Technical Olympic, S.A. and Messrs. Konstantinos Stengos, Antonio B. Mon, David Keller and Tommy L. McAden as controlling persons responsible for the statements in the registration statements and prospectus. The Consolidated Complaint also alleges claims under Section 10(b) of the Exchange Act for fraud with respect to various public statements about the non-recourse nature of the Transeastern debt and alleged omissions in disclosing or describing the Guaranties. These claims are alleged against TOUSA, Messrs. Mon, McAden, Keller and Kotler and Ms. Koltis. Finally, the Consolidated Complaint asserts related claims against Messrs. Mon, Keller, Kotler and McAden as controlling persons responsible for the various alleged false disclosures. Plaintiffs seek compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of TOUSA common stock and purchasers and sellers of options on TOUSA common stock.

On January 30, 2008, TOUSA filed a Motion to Dismiss Plaintiffs’ Consolidated Complaint. TOUSA moved to dismiss plaintiffs’ claims on the grounds that plaintiffs: a) could not establish materially false or misleading statements or omissions; b) could not establish loss causation; c) failed to plead with particularity facts giving rise to a strong inference of scienter; and d) lacked standing to pursue a Section 11 claim. Many of the other defendants also filed motions to dismiss and/or signed on to TOUSA’s Motion to Dismiss.

On February 4, 2008, TOUSA filed a Notice of Suggestion of Bankruptcy notifying the Court that TOUSA filed for bankruptcy on January 29, 2008. On February 5, 2008 the Court entered an order staying the action as to TOUSA pursuant to Section 362 of the United States Bankruptcy Code. The action continues with respect to defendants other than TOUSA.

On April 30, 2008, lead plaintiff Diamondback Capital Management moved to withdraw as lead plaintiff. On May 22, 2008, the Court entered an order: granting Diamondback Capital Management’s motion to withdraw as lead plaintiff; establishing a procedure pursuant to which a new lead plaintiff would be appointed; extending the time for plaintiffs to respond to the motions to dismiss until a new lead plaintiff is selected; and acknowledging that the Court may need to set a time for the filing of an amended complaint, if requested by the new lead plaintiff.

On June 6, 2008, two prospective lead plaintiffs filed motions to be appointed the new lead plaintiff. On July 15, 2008, the Court entered an Order appointing the Bricklayers & Trowel Trades International Pension Fund as the new lead plaintiff. The Court further ordered that, within 15 days of the entry of the Order, the new plaintiff must either respond to the previously filed Motions to Dismiss, or file a notice of intent to file an amended complaint. On July 30, 2008, the new plaintiff filed a notice of intent to file an amended complaint. On July 31, 2008, following the notice of intent to file an amended complaint, the Court denied as moot, without prejudice, the defendants’ previously filed motion to dismiss the consolidated complaint. Under the current schedule set by the Court, the plaintiff must file its amended complaint by August 29, 2008.

Proceeding by Official Committee of Unsecured Creditors

In re TOUSA, Inc., Docket No. 08-10928-JKO; Adv. Pro No. 08-1435-JKO. TOUSA and certain of our subsidiaries are non-parties in an adversary proceeding brought as part of our Chapter 11 proceedings. This adversary proceeding was brought by the Official Committee of Unsecured Creditors of TOUSA, Inc. on behalf of our bankruptcy estates. The adversary proceeding seeks to avoid certain allegedly fraudulent and preferential pre-petition transfers of up to $800.0 million made in connection with the settlement of litigation related to the Transeastern Joint Venture (the “Transeastern Settlement”), and further seeks to avoid as a preferential transfer any security interest that may have been granted to certain lenders in a tax refund of approximately $210.0 million that the Debtors received in June 2008. The Committee’s complaint names over

60 defendants including the lenders under the credit agreements funding the Transeastern Joint Venture as well as the original lenders (and their successors and assigns) and administrators under the credit agreements entered into as a result of the Transeastern Settlement. We are not defendants in the adversary proceeding.

The complaint alleges that, in order to resolve certain prepetition litigation regarding the Transeastern Joint Venture, the parties to that litigation entered into a series of settlement agreements releasing all claims relating to the Transeastern acquisition. The complaint alleges that, as part of these settlement agreements, certain TOUSA entities agreed to pay over $420.0 million to the administrator of the Transeastern loans and to issue approximately $135.0 million in notes and warrants. The complaint further alleges that to fund these payments, TOUSA, TOUSA Homes, LP and certain of their subsidiaries (the “Conveying Subsidiaries”) entered into the three new credit agreements. According to the complaint, the loans issued under these new credit agreements were secured by liens on the property and assets of all of the debtors, including the Conveying Subsidiaries. The complaint alleges that the Conveying Subsidiaries were not defendants in the prepetition Transeastern litigation and were not obligated on the Transeastern debt that was released in connection with the Transeastern Settlement. Therefore, the complaint alleges, the Conveying Subsidiaries did not receive reasonably equivalent value for the secured debt obligations that they incurred. The complaint also alleges that the Conveying Subsidiaries were either insolvent at the time of the Transeastern Settlement or became insolvent as a result of it, and that the Conveying Subsidiaries were left with unreasonably small capital as a result of the new credit agreements. Based on these allegations, the Committee seeks to have the liens established under the new credit agreements voided and all amounts already repaid under the new credit agreements returned. The Committee also seeks to have the security interest granted on the Debtors’ tax refund voided and the new lenders’ claims seeking allowance of the full amount of the new loans disallowed in their entirety or reduced.

Proofs of Claims

The Bankruptcy Court established May 19, 2008 as the bar date for filing proofs of claim against the Debtors relating to obligations arising before January 29, 2008. To date, approximately 4,130 claims have been filed against us totaling approximately $7.0 billion in asserted liabilities. These claims are comprised of approximately $1.0 million in administrative claims, $182.0 million in secured claims, $73.0 million in priority claims and $6.7 billion in unsecured claims. There are many claims (at least 1,418) that have been asserted in “unliquidated” amounts or that contain an unliquidated component. Notably, among the unliquidated claims are the claims of our secured first and second lien lenders. In addition, the indenture trustees under the approximately $1.1 billion of our unsecured debentures each filed an unliquidated claim with respect to such obligations.

Vista Lakes

Plaintiffs, purchasers of homes in the Vista Lakes community near Orlando, filed a class action complaint alleging that their homes were built on the site of a former bombing range. The plaintiffs seek recovery under theories of fraud, breach of contract, strict liability, negligence, and civil conspiracy. Because the plaintiffs named debtor defendants Tousa, Inc., Tousa Homes, Inc., d/b/a Engle Homes Orlando and Tousa Homes, LP as defendants in this action, the action was removed to federal court. The plaintiffs then agreed to dismiss the debtor defendants and the parties entered into a stipulation for remand. The state court case has been re-opened and the parties still remaining as defendants include Tousa Financial Services (which has not been served) and Universal Land Title, Inc.

Plaintiffs have granted an extension on the response to the complaint and the discovery requests up to and including August 18, 2008 in order to re-evaluate their claims against the defendants and amend their complaint.

Other Litigation

We are also involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these other matters will have a material adverse effect on our financial condition or results of operations. As of the date of the Chapter 11 filing, then pending litigation was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on prepetition claims against us.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “TOA” until November 19, 2007 when the NYSE Regulation, Inc. suspended our common stock and debt securities from trading on the NYSE. We appealed the suspension. Following our suspension from the NYSE, we began trading on the Pink Sheet Electronic Quotation Service under the symbol “TOUS”. On February 15, 2008, the NYSE denied our appeal and affirmed the decision to suspend trading in our common stock and debt securities on the NYSE and commenced delisting procedures. On March 3, 2008, the NYSE filed Forms 25, Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, with the SEC of its intention to remove our common stock, 9% Senior Notes due July 1, 2010, 9% Senior Notes due July 1, 2010, 7 1/2% Senior Subordinated Notes due March 15, 2011, 7 1/2% Senior Subordinated Notes due January 15, 2015 and the 10 3/8% Senior Subordinated Notes due July 1, 2012 at the opening of business May 13, 2008.

The table below sets forth the high and low sales price for our common stock as reported by the Pink Sheet Electronic Quotation Service or the New York Stock Exchange as applicable for the periods indicated.

	High	Low

Fiscal Year Ended December 31, 2007
First Quarter	$10.87	$3.66
Second Quarter	$4.85	$3.32
Third Quarter	$4.20	$1.61
Fourth Quarter	$2.08	$0.07

	High	Low

Fiscal Year Ended December 31, 2006
First Quarter	$23.97	$18.31
Second Quarter	$23.00	$13.26
Third Quarter	$14.63	$9.66
Fourth Quarter	$11.37	$6.55

As of August 6, 2008, there were 34 record holders of our common stock. The closing sale price of our common stock on August 6, 2008 was $0.09 per share.

During the year ended December 31, 2007, we did not declare any common stock dividends. During the year ended December 31, 2006, we declared a cash dividend of $0.015 per share of common stock in each of February 2006, May 2006, August 2006 and November 2006. Our cash collateral order prohibits the payment of dividends and issuance of common stock.

On May 19, 2006, our stockholders approved an amendment to our Annual and Long Term Incentive Plan increasing the maximum number of shares that may be granted from 7,500,000 to 8,250,000.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2002 through December 31, 2007 with the performance of: (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s 600 Homebuilding Index. The comparisons reflected in the graph and table below are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume investments of $100 in our stock and each index on December 31, 2002.

Comparison of Cumulative Five Year Total Return

	Base Period	Cumulative Total Return Years Ending December 31,
	December 31,
Company/Index	2002	2003	2004	2005	2006	2007
TOUSA, INC.	100.00	185.01	257.52	268.13	129.92	1.60

S&P 500 INDEX	100.00	128.68	142.69	149.70	173.34	182.86

S&P 600 HOMEBUILDING	100.00	178.19	265.64	265.20	218.07	97.15

ITEM 6.	Selected Financial Data

The following Selected Financial Data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions, except per share data)

Statement of Income Data(1):
Total revenues	$2,195.3	$2,504.6	$2,408.0	$2,060.6	$1,608.1
Homebuilding revenues	$2,158.8	$2,441.3	$2,360.5	$2,026.1	$1,570.0
Homebuilding gross profit (loss)	$(507.4)	$417.9	$591.0	$422.2	$314.6
Homebuilding pretax income (loss)(2)	$(1,349.3)	$(265.1)	$336.1	$187.6	$117.3
Financial services pretax income	$(3.7)	$21.5	$8.5	$8.3	$15.6
Income (loss) from continuing operations before income taxes(2)	$(1,353.0)	$(243.6)	$344.6	$195.9	$132.9
Income (loss) from continuing operations, net of taxes(2)	$(1,319.7)	$(200.8)	$218.1	$123.4	$84.4
Share Data(3):
Income (loss) from continuing operations per common share — basic(2)(4)	$(22.22)	$(3.37)	$3.82	$2.20	$1.60
Income (loss) from continuing operations per common share — diluted(2)(4)	$(22.22)	$(3.37)	$3.68	$2.15	$1.59
Common stock cash dividends per share	$—	$0.060	$0.057	$0.036	$—
Statement of Financial Condition Data:
Inventory	$1,271.8	$2,078.5	$1,630.2	$1,209.4	$1,099.1
Total assets	$1,762.0	$2,842.2	$2,422.7	$1,920.6	$1,536.2
Homebuilding notes payable and bank borrowings(5)	$1,753.8	$1,060.7	$876.6	$811.4	$497.9
Total borrowings(5)(6)	$1,761.6	$1,096.1	$911.7	$860.4	$561.1
Redeemable preferred stock(7)	$3.9	$—	$—	$—	$—
Stockholders’ equity (deficit)	$(475.5)	$774.9	$971.3	$662.7	$537.6

(1)	See Note 9 to the consolidated financial statements for discussion of discontinued operations and the effect on comparability.

(2)	Results for 2007 and 2006 include charges totaling $1.3 billion and $586.7 million, respectively, related to inventory impairments, abandonment costs, joint venture impairments, goodwill impairments and the provision for settlement of loss contingency.

(3)	The shares issued and outstanding, the earnings per share and the cash dividends per share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid on June 1, 2004 and a five-for-four stock split effected in the form of a 25% stock dividend paid on March 31, 2005.

(4)	Net of preferred stock dividends and accretion of discount, initially accrued for in the third quarter of 2007.

(5)	Homebuilding notes payable and bank borrowings and total borrowings do not include obligations for inventory not owned of $26.0 million, $300.6 million, $92.9 million, $126.9 million and $246.2 million as of December 31, 2007, 2006, 2005, 2004 and 2003 respectively.

(6)	Total borrowings include Homebuilding borrowings and Financial Services borrowings.

(7)	Issued in connection with the Transeastern JV acquisition.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

As used in this Form 10-K, “consolidated” information refers only to information relating to our continuing operations which are consolidated in our financial statements and exclude the results of our Dallas/Fort Worth division which we have classified as a discontinued operation; and “combined” information includes consolidated information and information relating to our unconsolidated joint ventures. Unless otherwise noted, the information contained herein is shown on a consolidated basis. Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern JV with the lenders to the Transeastern JV, its land bankers and our joint venture partner in the Transeastern JV. Pursuant to the settlement, among other things, the Transeastern JV became a wholly-owned subsidiary of ours by merger into one of our subsidiaries. The acquisition of the Transeastern JV (the “TE Acquisition”) was accounted for using the purchase method of accounting. The results of operations of the Transeastern JV have been included in our consolidated results beginning on July 31, 2007. Results of operations prior to July 31, 2007 are included in the results for the unconsolidated joint ventures.

Executive Summary

We generate revenues from our homebuilding operations (“Homebuilding”) and financial services operations (“Financial Services”), which comprise our two principal business segments. Through our Homebuilding operations we design, build and market high-quality detached single-family residences, town homes and condominiums in various metropolitan markets in nine states located in four major geographic regions, which are also our reportable segments: Florida, the Mid-Atlantic, Texas and the West.

Florida	Mid-Atlantic	Texas	West

Central Florida	Baltimore/Southern Pennsylvania	Austin	Colorado
Jacksonville	Nashville	Houston	Las Vegas
Southeast Florida	Northern Virginia	San Antonio	Phoenix
Southwest Florida
Tampa/St. Petersburg

We conduct our Homebuilding operations through our consolidated subsidiaries and through various unconsolidated joint ventures that additionally build and market homes.

Since 2006, the homebuilding industry as a whole has experienced a significant and sustained decrease in demand for new homes, an oversupply of new and existing homes available for sale and a more restrictive mortgage lending environment. Although we operate in a number of markets, approximately 53% of our operations are concentrated in Florida and the West, based on 2007 deliveries, which suffered particularly severe downturns in home buying activity. The rapid increase in new and existing home prices in these markets over the past several years reduced housing affordability and tempered buyer demand. In particular, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell the residential property they had earlier acquired. These trends, which were more pronounced in markets that had experienced the greatest levels of price appreciation, resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives, price concessions, broker commissions and advertising to close home sales compared to the past several years.

Reflecting these trends, we, like many other homebuilders, experienced severe liquidity challenges in the credit and mortgage markets, diminished consumer confidence, increased home inventories and foreclosures and downward pressure on home prices. Potential buyers have exhibited both a reduction in confidence as to the economy in general and a willingness to delay purchase decisions based on a perception that prices will continue to decline. Prospective homebuyers continue to be concerned about interest rates and the inability to sell their current homes or to obtain appraisals at sufficient amounts to secure mortgage financing as a result of the recent disruption in the mortgage markets and the tightening of credit standards.

As a result of deteriorating market conditions and liquidity constraints, we did not exercise certain homesite option contracts and reviewed our inventories, goodwill, investments in joint ventures and other assets for possible impairment charges. As a result, we recognized charges totaling $1.3 billion for the year ended December 31, 2007 related to inventory impairments, abandonment costs, joint venture impairments, goodwill impairments and the settlement of a loss contingency compared to $586.7 million for the year ended December 31, 2006.

For the year ended December 31, 2007, we had a loss from continuing operations, net of taxes, of $1.3 billion compared to $200.8 million for the year ended December 31, 2006. Home deliveries from continuing operations decreased 9%, Homebuilding revenues decreased 12%, and net sales orders from continuing operations decreased 21% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. During the year ended December 31, 2007, our unconsolidated joint ventures had a decrease in deliveries of 58% and an increase in net sales orders of 79% as compared to the year ended December 31, 2006. The increase in net sales orders was due to high cancellation rates experienced during the third quarter of last year by the Transeastern JV. Sales orders at our other joint ventures declined 15%, as compared to prior year, due to worsening market conditions, decreased demand and higher cancellation rates in the current year.

Recent Developments

Chapter 11 Cases

On January 29, 2008, TOUSA, Inc. and certain of our subsidiaries (excluding our financial services subsidiaries and joint ventures) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, Fort Lauderdale Division. The Chapter 11 cases have been consolidated solely on an administrative basis and are pending as Case No. 08-10928-JKO.

We continue to operate our businesses and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, we sought from the Bankruptcy Court in the Chapter 11 cases, we obtained Bankruptcy Court approval to, among other things, continue to pay certain critical vendors and vendors with lien rights, meet our pre-petition payroll obligations, maintain our cash management systems, sell homes free and clear of liens, pay our taxes, continue to provide employee benefits and maintain our insurance programs. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow us to restrict trading in our common stock (and related securities) and has also provided for potentially retroactive application of notice and sell-down procedures for trading in claims against the debtors’ estates (in the event that such procedures are approved in the future) which could negatively impact our accumulated net operating losses and other tax attributes. The Bankruptcy Court has also entered orders to establish procedures for the purchase and disposition of real property by us subject to certain monetary limits without specific approval for each transaction.

On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into the Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the agreement. The agreement was subsequently terminated and we entered into an agreement with our secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). Under the Bankruptcy Court order dated June 20, 2008, we are authorized to use cash collateral of our first lien and second lien lenders (approximately $358.0 million at the time of the order) for a period of six months in a manner consistent with a budget negotiated by the parties. The order further provides for the paydown of $175.0 million to our first lien term loan facility secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to paydown an additional $15.0 million to our fist lien term loan facility secured lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the prepetition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.

We have the exclusive right to file a Chapter 11 plan or plans prior to October 25, 2008 and the exclusive right to solicit acceptance thereof until December 24, 2008. Pursuant to section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond 18 months and 20 months, respectively.

As a result of our Chapter 11 cases and other matters described herein, including uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan or plans of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the restructuring process;

•	our ability to comply with the terms of our cash collateral order and, if necessary, seek further extensions of our ability to use cash collateral;

•	our ability to achieve profitability following a restructuring given housing market challenges; and

•	our ability to retain key employees.

These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, such efforts may not be successful.

We have taken and will continue to take aggressive actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the homebuilding market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to major reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. In addition, we are working with our existing suppliers and seeking new suppliers, through competitive bid processes, to reduce construction material and labor costs. We have and will continue to analyze each community based on anticipated sales absorption rates, net cash flows and financial returns taking into consideration current market factors in the homebuilding industry such as the oversupply of homes available for sale in most of our markets, less demand, decreased consumer confidence, tighter mortgage loan underwriting criteria and higher foreclosures. In order to generate cash and to reduce our inventory to levels consistent with our business plan, we have taken and will continue to take the following actions, to the extent possible given the limitations resulting from our Chapter 11 cases:

•	limiting new arrangements to acquire land (by submitting proposals to increased review);

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of unsold homes under construction and limiting and/or curtailing development activities in any development where we do not expect to deliver homes in the near future;

•	renegotiating terms or abandoning our rights under option contracts;

•	considering other asset dispositions including the possible sale of underperforming assets, communities, divisions and joint venture interests (see Note 15 regarding the June 2007 sale of our Dallas/Fort Worth division and Note 14 regarding the September 2007 bulk sale of homesites in our Mid-Atlantic region);

•	reducing our speculative home levels; and

•	pursuing other initiatives designed to monetize our assets.

The foregoing discussion provides general background information regarding our Chapter 11 Cases, and is not intended to be an exhaustive description. Additional information regarding our Chapter 11 Cases, including access to court documents and other general information about the Chapter 11 Cases, is available at www.kccllc.net/tousa. Financial information on the website is prepared according to requirements of federal bankruptcy law and the local Bankruptcy Court. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited and prepared in a format different than that used in our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States and filed under the securities laws. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for investment decisions relating to our stock or debt or for comparison with other financial information filed with the Securities and Exchange Commission.

Mortgage Joint Venture

On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting, closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008.

Transeastern JV Settlement

On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern JV with the lenders to the Transeastern JV, its land bankers and our joint venture partner in the Transeastern JV. Pursuant to the settlement, among other things,

•	the Transeastern JV became a wholly-owned subsidiary of ours by merger into one of our subsidiaries, which became a guarantor on our credit facilities and note indentures (the acquisition was accounted for using the purchase method of accounting and results of operations have been included in our consolidated results beginning on July 31, 2007);

•	the senior secured lenders of the Transeastern JV were repaid in full, including accrued interest (approximately $400.0 million in cash);

•	the senior mezzanine lenders to the Transeastern JV received $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015 and $117.5 million in initial aggregate liquidation preference of 8% Series A Convertible Preferred PIK Preferred Stock;

•	the junior mezzanine lenders to the Transeastern JV received warrants to purchase shares of our common stock which had an estimated fair value of $8.2 million at issuance (based on the Black-Scholes option pricing model and before issuance costs);

•	we entered into settlement and mutual release agreements with the senior mezzanine lenders and the junior mezzanine lenders to the Transeastern JV which released us from our potential obligations to them; and

•	we entered into a settlement and mutual release agreement with Falcone/Ritchie LLC and certain of its affiliates (the “Falcone Entities”) concerning the Transeastern JV, one of which owned 50% of the equity interests in the Transeastern JV and, among other things, released the Falcone Entities from claims under the 2005 asset purchase agreement pursuant to which we acquired our interest in the Transeastern JV. Pursuant to the settlement agreement, we remain obligated on certain indemnification obligations, including, without limitation, related to certain land bank arrangements.

To effect the settlement of the Transeastern JV dispute, on July 31, 2007, we also entered into:

•	an amendment to our $800.0 million revolving loan facility, dated January 30, 2007;

•	a new $200.0 million aggregate principal amount first lien term loan facility; and

•	a new $300.0 million aggregate principal amount second lien term loan facility.

The proceeds from the first lien and second lien term loans were used to satisfy claims of the senior secured lenders against the Transeastern JV, and to pay related expenses. Our existing $800.0 million revolving loan facility was amended and restated to reduce the revolving commitments thereunder by $100.0 million and permit the incurrence of the first and second lien term loan facilities (and make other conforming changes relating to the facilities). Net proceeds from these financings at closing were $470.6 million which is net of a 1% discount and transaction costs.

In connection with the Transeastern JV settlement, we recognized a loss of $426.6 million, of which $151.6 million was recognized during the year ended December 31, 2007, and $275.0 million was recognized during the year ended December 31, 2006.

We also paid:

•	$50.2 million in cash to purchase land under existing land bank arrangements with the former Transeastern JV partner; and

•	$33.5 million in interest and expenses.

NYSE Delisting

Effective November 19, 2007, NYSE Regulation, Inc. suspended our common stock and debt securities from trading on the NYSE. We appealed the suspension. Following our suspension from the NYSE, we began trading on the Pink Sheet Electronic Quotation Service. On February 15, 2008, the NYSE denied our appeal and affirmed the decision to suspend trading in our common stock and debt securities on the NYSE and commenced delisting procedures. On March 3, 2008, the NYSE filed Forms 25, Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, with the SEC of its intention to remove our common stock, 9% Senior Notes due July 1, 2010, 9% Senior Notes due July 1, 2010, 7 1/2% Senior Subordinated Notes due March 15, 2011, 7 1/2% Senior Subordinated Notes due January 15, 2015 and the 10 3/8% Senior Subordinated Notes due July 1, 2012 at the opening of business May 13, 2008.

Sale of Dallas/Fort Worth Operations

On June 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an unrelated third party for $56.5 million and realized a pre-tax loss on disposal of $13.6 million. Results of our Dallas/Fort Worth operations have been classified as discontinued operations and prior periods have been restated.

Bulk Sale of Homesites in the Mid-Atlantic (excluding Nashville) and Virginia Divisions

As part of our asset management initiatives, on September 25, 2007, we sold 317 homesites to an unrelated homebuilder. Additionally, as part of the transaction, in the fourth quarter of 2007, the unrelated homebuilder purchased an option interest to acquire 250 homesites as well as 34 owned homesites. The total purchase price for these transactions was $31.3 million and we realized a pre-tax loss of $12.5 million. In July 2008, we received a letter of intent from a party interested in purchasing our remaining assets in our Pennsylvania, Maryland, Delaware and Virginia divisions. The letter of intent is subject to a number of conditions.

SEC Inquiry

In the Matter of TOUSA, Inc. SEC Inquiry, File No. FL-3310. In June of 2007, we were contacted by the Miami Regional Office of the SEC requesting the voluntary provision of documents, and other information from the Company, relating primarily to corporate and financial information and communications related to the Transeastern Joint Venture. The SEC has advised us that this inquiry should not be construed as an indication that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. We are cooperating with the inquiry.

Total Controlled Homesites by our Homebuilding Operations (Including Joint Ventures)

The following is a summary of our controlled homesites:

	December 31, 2007			December 31, 2006
			Total			Total
	Owned	Optioned	Controlled	Owned	Optioned	Controlled

Region:
Florida(1)	8,600	600	9,200	6,900	11,000	17,900
Mid-Atlantic	400	800	1,200	800	2,700	3,500
Texas(2)	2,500	4,000	6,500	2,700	7,800	10,500
West(3)	9,900	5,400	15,300	10,800	17,900	28,700

Continuing operations	21,400	10,800	32,200	21,200	39,400	60,600
Discontinued operations(2)	100	100	200	1,000	3,100	4,100

Total consolidated homesites	21,500	10,900	32,400	22,200	42,500	64,700
Unconsolidated joint ventures	2,500	1,100	3,600	2,900	2,100	5,000
Transeastern JV(1)	—	—	—	2,200	13,500	15,700

Combined total	24,000	12,000	36,000	27,300	58,100	85,400

(1)	At December 31, 2007, Florida includes 3,700 owned and 200 optioned homesites acquired as part of the TE Acquisition that met the consolidation criteria at December 31, 2007. The homesites for these joint ventures were included in unconsolidated joint ventures at December 31, 2006.

(2)	The Texas region excludes the Dallas/Fort Worth division, which is classified as a discontinued operation.

(3)	The West region includes 100 owned homesites from joint ventures that met the consolidation criteria at December 31, 2007. The homesites for these joint ventures were included in unconsolidated joint ventures at December 31, 2006.

The following is a summary breakdown of our owned homesites:

	Residences Completed		Homesites Finished		Raw Land Held for		Total Consolidated
	or Under Construction		or Under Construction		Future Development		Homesites
	12/31/07	12/31/06	12/31/07	12/31/06	12/31/07	12/31/06	12/31/07	12/31/06

Region:
Florida(1)	1,400	1,700	6,600	3,500	600	1,700	8,600	6,900
Mid-Atlantic	100	300	300	500	—	—	400	800
Texas(2)	700	1,000	1,400	1,100	400	600	2,500	2,700
West(3)	700	800	2,500	2,200	6,700	7,800	9,900	10,800

Continuing operations	2,900	3,800	10,800	7,300	7,700	10,100	21,400	21,200
Discontinued operations(2)	—	200	—	300	100	500	100	1,000

Total	2,900	4,000	10,800	7,600	7,800	10,600	21,500	22,200

(1)	For December 31, 2007, the Florida region includes 3,700 owned homesites acquired as part of the TE Acquisition.

(2)	The Texas region excludes the Dallas/Fort Worth division, which is now classified as a discontinued operation.

(3)	The West region includes 100 homesites from joint ventures that met the consolidation criteria at December 31, 2007. The homesites for these joint ventures were included in unconsolidated joint ventures at December 31, 2006.

We use option contracts in addition to land joint ventures in order to acquire land whenever feasible. Option contracts allow us to control large homesite positions with reduced capital investment.

From time to time we acquired and developed larger land parcels that we believed could yield homesites exceeding the requirements of our homebuilding activities over the next 3 to 5 years. These additional homesites are typically sold to other homebuilders. At December 31, 2007, of the 21,400 owned homesites from our continuing operations, 6,300 homesites are part of this strategy. At December 31, 2007, of the 10,800 homesites controlled through option contracts from our continuing operations, 4,700 homesites are also part of this strategy. At December 31, 2007, deposits related to these controlling homesites under option approximated $14.9 million. We plan to continue reducing our positions in these large land transactions in connection with our asset management activities.

Controlled homesites represent homesites either owned or under option by our consolidated subsidiaries or by our unconsolidated joint ventures that build and market homes. We do not include as controlled homesites those homesites which are included in land development joint ventures where we do not intend to build homes. These joint ventures will acquire and develop land to be sold to us for use in our homebuilding operations or sold to others. As of December 31, 2007 and 2006, these joint ventures owned 3,000 and 3,100 homesites, respectively. We had options to acquire 500 homesites, which are included in our consolidated homesites under option at December 31, 2006. We did not have any remaining options to acquire homesites from these joint ventures at December 31, 2007. Any profits generated from the purchase of homesites from these joint ventures are deferred until the ultimate sale to an unrelated third party. The number of homesites controlled by our unconsolidated joint ventures, decreased by 17,100 homesites, or 83%, from December 31, 2006, primarily due to the settlement and purchase of the Transeastern JV. See additional discussion regarding our joint ventures located in “Liquidity and Capital Resources” section.

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

At December 31, 2007, the number of homesites controlled by our consolidated continuing operations has decreased by 28,400, or 47%, as compared to December 31, 2006. The decrease in controlled homesites is a result of our asset management initiatives including the sale of our Dallas/Fort Worth division, the bulk sale of homesites in our Mid-Atlantic (excluding Nashville) and Virginia divisions, other land sales and the abandonment of rights under certain option contracts. In connection with our asset management efforts, as well as in part to our liquidity constraints, during the year ended December 31, 2007, we did not exercise certain option contracts which resulted in a reduction of 21,100 optioned homesites. In addition, the sale of our Dallas/Fort Worth division and the bulk sale of homesites in our Mid-Atlantic (excluding Nashville) and Virginia divisions reduced the number of controlled homesites by approximately 3,700 homesites. This decrease, however, was partially offset by an increase in the number of homesites acquired as part of the TE Acquisition as reflected in the table above. In connection with the abandonment of our rights under these option contracts, we forfeited cash deposits of $82.5 million and had letters of credit of $98.5 million drawn at December 31, 2007, which increased our outstanding borrowings. Through June 30, 2008 an additional $72.8 million of letters of credit have been drawn related to the abandonment of option contracts.

Homebuilding Operations

For the year ended December 31, 2007 total consolidated home deliveries from continuing operations decreased 9%, consolidated Homebuilding revenues decreased 12%, and consolidated net sales orders from continuing operations decreased 21% as compared to the year ended December 31, 2006. We had a net loss from continuing operations of $1.3 billion for the year ended December 31, 2007 as compared to a net loss from continuing operations of $200.8 million for the year ended December 31, 2006. For the year ended December 31, 2007, our unconsolidated joint ventures had an increase in net sales orders of 79% and a decrease in deliveries of 58% as compared to the year ended December 31, 2006.

Compared to December 31, 2006, consolidated sales value in backlog from continuing operations at December 31, 2007 decreased 47% to $736.3 million. Contracts with a third-party that marketed homes in the United Kingdom included in backlog at December 31, 2007 were cancelled in 2008. These contracts were for 511 homes, representing $115.6 million in revenue. Our unconsolidated joint ventures had an additional $24.7 million in sales value in backlog at December 31, 2007. Our sales orders cancellation rate was approximately 38% for the year ended December 31, 2007 as compared to 32% for the year ended December 31, 2006. Cancellation rates continue to be affected by worsening market conditions.

We build homes for inventory (speculative homes) and on a pre-sold basis. At December 31, 2007, we had 2,900 homes completed or under construction compared to 3,800 homes at December 31, 2006. Approximately 42% of these homes were unsold at December 31, 2007, an increase from 35% at December 31, 2006. At December 31, 2007, we had 532 completed unsold homes in our inventory, up 91% from 279 homes at December 31, 2006. Approximately 70% of our completed, unsold homes at December 31, 2007 had been completed for more than 90 days. As part of our asset management strategy, we are focusing our efforts on diligently managing the number and geographic allocation of our speculative homes, addressing our inventory levels and timing our construction starts, together with other actions, to strengthen our balance sheet.

Once a sales contract with a buyer has been approved, we classify the transaction as a “new sales order” and include the home in “backlog.” Such sales orders are usually subject to certain contingencies such as the buyer’s ability to qualify for financing and ability to sell their existing home. At closing, title passes to the buyer and a home is considered to be “delivered” and is removed from backlog. Revenues, which are net of buyer incentives and cost of sales, are recognized upon the delivery of the home, land or homesite when title is transferred to the buyer. We estimate that the average period between the execution of a sales contract for a home and closing is approximately four months to over a year for pre-sold homes; however, this varies by market. The principal expenses of our Homebuilding operations are cost of sales and selling, general and administrative (“SG&A”) expenses. Costs of home sales include land and land development costs, home construction costs, previously capitalized indirect costs, capitalized interest and estimated warranty costs.

SG&A expenses for our Homebuilding operations include administrative costs, advertising expenses, on-site marketing expenses, sales commission costs and closing costs. Sales commissions are included in selling, general and administrative costs when the related revenue is recognized. As used herein, “Homebuilding” includes results of home and land sales. “Home sales” includes results related only to the sale of homes.

Financial Services Operations

To provide homebuyers with a seamless home purchasing experience, we have a financial services business which provides mortgage financing and settlement services and offers title, homeowners’ and other insurance products to our homebuyers and others. Our mortgage financing operation derives most of its revenues from buyers of our homes, although it also offers its services to existing homeowners refinancing their mortgages. Our title and settlement services and our insurance agency operations are used by our homebuyers and a broad range of other clients purchasing or refinancing residential or commercial real estate. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income and the gain on the sale of mortgages which is recognized when the loans and related servicing rights are sold to third party investors. Our title operations’ revenues consist primarily of fees and premiums from title insurance and settlement services. The principal expenses of our Financial Services operations are SG&A expenses, which consist primarily of compensation and interest expense on our warehouse lines of credit.

During the year ended December 31, 2007, approximately 3% to 5% of the homebuyers, including those in our unconsolidated joint ventures, that utilized our mortgage subsidiary obtained sub-prime loans. We define a sub-prime loan as one where the buyer’s FICO score is below 620 and is not an FHA or VA loan. At December 31, 2007, approximately 4% to 6% of our backlog that utilized our mortgage subsidiary included homebuyers seeking sub-prime financing. During the year ended December 31, 2007, the mortgage markets experienced a significant disruption, which commenced with increasing rates of default on “sub-prime” loans and declines in the market value of those loans. These events led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tighter credit underwriting standards, reduced mortgage loan liquidity and increased credit risk premiums, all of which affected the availability of nonconforming mortgage products. The tightening of credit standards in the sub-prime market had an impact on the Alt-A and prime loans and further negatively impacted current homebuilding market conditions.

On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting, closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we apply accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying results. Listed below are those policies that we believe are critical or require the use of complex judgment in their application.

Homebuilding Revenues and Cost of Sales

Revenue from the sale of homes and the sale of land and homesites is recognized at closing when title passes to the buyer and all of the following conditions are met: (1) a sale is consummated; (2) a significant down payment is received; (3) the earnings process is complete; and (4) the collection of any remaining receivables is reasonably assured. As a result, our revenue recognition process does not involve significant judgments or estimates. However, we do rely on certain estimates to determine the related construction and land costs and resulting gross profit associated with revenues recognized. Our construction and land costs are comprised of direct and allocated costs, including interest, indirect construction costs and estimated costs for future warranties and indemnities. Our estimates are based on historical results, adjusted for current factors. Land, land improvements and other common costs are generally allocated on a relative fair value basis to units within a parcel or community. Land and land development costs generally include related interest and property taxes incurred until construction is substantially completed. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue.

Financial Services Revenues and Expenses

Our Financial Services operations generate revenues from mortgage financing, title insurance and settlement services and property and casualty insurance agency operations. Our mortgage financing operations’ revenues consist primarily of origination and premium fee income, interest income and the gain on the sale of the mortgages. Revenue from our mortgage financing operations is recognized when the mortgage loans and related servicing rights are sold to third-party investors. Substantially all of our mortgages are sold to private investors within 30 days of closing. Title operations revenues consist primarily of title insurance policy commissions and settlement services fees, which are recognized at the time of settlement. Our property and casualty insurance revenues are recognized when commissions are received from third-party insurers. As a result, our revenue recognition process does not involve significant judgments or estimates. We believe that the accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue.

Impairment of Long-Lived Assets

Housing communities and land/homesites under development are stated at the lower of cost or net realizable value. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. We believe that the accounting for impairment of long-lived assets is a critical accounting policy because of the assumptions inherent in the evaluations and the impact of recognizing impairments would be material to our consolidated financial statements. These evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors involving some amount of uncertainty. Therefore, due to uncertainties in the estimation process, actual results could differ from such estimates. If an asset is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2007, we recorded impairment losses of $180.8 million on active communities, including $3.9 million of inventory impairments recognized on assets consolidated under SFAS 66 for which we do not have title to the underlying asset.

Investments in Unconsolidated Joint Ventures

We evaluate our investments in and receivables from our unconsolidated joint ventures in accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Recoverability of our investments in and receivables from unconsolidated joint ventures are measured by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. We believe that the accounting for the impairments of our investments in and receivables from our unconsolidated joint ventures is a critical accounting policy because of the assumptions inherent in the evaluations and the impact of recognizing these impairments would be material to our consolidated financial statements. These evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors involving some amount of uncertainty. Therefore, due to uncertainties in the estimation process, actual results could differ from such estimates.

In some instances, we are liable under the joint venture credit agreements, we have agreed to: complete certain property development commitments in the event the joint ventures default; pay an amount necessary to decrease the principal balance of the joint ventures’ loans to achieve a certain loan to value ratio; and, to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. We evaluate our obligations related to these commitments under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. Because of the high degree of judgment required in determining these estimated obligations, actual amounts could differ from our current estimates.

Goodwill

Goodwill is accounted for in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill is not subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. For purposes of the impairment test, we consider each division a reporting unit. Our impairment test is based on discounted cash flows derived from internal projections. This process requires us to make assumptions on future revenues, costs and timing of expected cash flows. Due to the degree of judgment required and uncertainties surrounding such estimates, actual results could differ from such estimates. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For these reasons, we consider the accounting estimate related to goodwill impairment to be a critical accounting estimate. We performed impairment tests during the year ended December 31, 2007 and determined that the goodwill recorded in each of our Homebuilding regions was impaired; accordingly, we wrote off $89.7 million of goodwill. Additionally, during the year ended December 31, 2007, we wrote off $3.9 million of Finance Services goodwill and $3.1 million of goodwill related to Dallas/Fort Worth, which has been accounted for as a discontinued operation.

Homesite Option Contracts and Consolidation of Variable Interest Entities

We enter into option contracts to purchase homesites and land held for development in the ordinary course of business. Option contracts allow us to control significant homesite positions with minimal capital investment. Our liability for nonperformance under such contracts is generally limited to forfeiture of the related deposits. However, in some cases we are obligated to complete construction of certain improvements notwithstanding the cancellation of the option. Although we are typically compensated for this work, in certain cases we are responsible for any cost overruns. At December 31, 2007, we had option contracts from continuing operations on 10,800 homesites. At December 31, 2007 and December 31, 2006, we had non-refundable deposits aggregating $56.9 million and $216.6 million, respectively, included in inventory. In addition, at December 31, 2007 and December 31, 2006, we had issued $44.9 million and $257.8 million, respectively, in letters of credit under option contracts.

We enter into option contracts with land sellers and third-party financial entities as a method of acquiring developed homesites. From time to time to leverage our ability to acquire and finance the development of these homesites, we transfer our option right to third parties. Option contracts generally require the payment of a non-refundable cash deposit or the issuance of a letter of credit for the right to acquire homesites over a specified period of time at predetermined prices. Typically, our deposits or letters of credit are less than 20% of the underlying purchase price. We generally have the right at our discretion to terminate our obligations under these option agreements by forfeiting our cash deposit or repaying amounts drawn under the letter of credit with no further financial responsibility. In some cases, these contracts give the other party the right to require us to purchase homesites or guarantee minimum returns. (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Off-Balance Sheet Arrangements”). We do not have legal title to these assets. Additionally, we do not have an investment in the third-party acquirer and do not guarantee their liabilities. However, if certain conditions are met, including the deposit and/or letters of credit exceeding certain significance levels as compared to the remaining homesites under the option contract, we will include the homesites in inventory with a corresponding liability in obligations for inventory not owned.

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

In addition to land options recorded pursuant to FIN 46(R), we evaluate land options in accordance with the provisions of SFAS No. 49, Product Financing Arrangements. When our deposits and pre-acquisition development costs exceed certain thresholds, or we have determined that we are compelled to exercise our option, we record the remaining purchase price of the land in the consolidated statements of financial condition under “obligations for inventory not owned”.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, (“SFAS 123R”) using the modified prospective method. SFAS No. 123R generally requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards. That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model.

The Black-Scholes valuation model requires the input of subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the recorded and pro forma stock-based compensation expense could have been materially different from that depicted in the consolidated financial statements.

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

Income Taxes

We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In determining the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109, (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before it is recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007, and recognized a $1.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance at January 1, 2007. In accordance with the transition requirements of FIN 48, results of prior periods have not been restated.

Results of Operations — Consolidated

Fiscal Year 2007 compared to Fiscal Year 2006

Total revenues decreased 12% to $2.2 billion for the year ended December 31, 2007, from $2.5 billion for the year ended December 31, 2006. This decrease is primarily attributable to a decrease in Homebuilding revenues of 12%.

For the year ended December 31, 2007, we had a loss from continuing operations before benefit for income taxes of $1.4 billion as compared to a loss from continuing operations before benefit for income taxes of $243.6 million for the year ended December 31, 2006. Results for 2007 and 2006 include charges totaling

$1.3 billion and $586.7 million, respectively, related to inventory impairments, abandonment costs, joint venture impairments, goodwill impairments and the provision for settlement of loss contingency.

Our effective tax rate was 2.5% and 17.6% for the years ended December 31, 2007 and 2006, respectively. The 2007 effective tax rate was primarily impacted by a valuation allowance on our deferred tax asset. The 2006 effective tax rate was primarily impacted by a valuation allowance on certain deferred tax assets and the non-deductible state portion of the impairment of our investment in unconsolidated joint ventures, and the provision of the settlement of a loss contingency in connection with the Transeastern JV.

For the year ended December 31, 2007, we had a loss from continuing operations, net of taxes, of $1.3 billion (or a loss of $22.22 per diluted share) compared to a loss from continuing operations, net of taxes, of $200.8 million (or a loss of $3.37 per diluted share) for the year ended December 31, 2006. For the year ended December 31, 2007, we had a net loss of $1.3 billion (or a loss of $22.60 per diluted share) compared to a net loss of $201.2 million (or a loss of $3.38 per diluted share) for the year ended December 31, 2006.

Homebuilding

Homebuilding revenues decreased 12% to $2.2 billion for the year ended December 31, 2007, from $2.4 billion for the year ended December 31, 2006. This decrease is primarily due to a decrease in revenue from home sales to $2.0 billion for the year ended December 31, 2007 from $2.3 billion for the year ended December 31, 2006. The decrease in revenue from home sales, which is net of buyer incentives, was due to a 9% decrease in the number of deliveries from continuing operations to 6,580 for the year ended December 31, 2007 from 7,260 for the year ended December 31, 2006. The average price of homes delivered from continuing operations fell slightly, decreasing to $311,000 for the year ended December 31, 2007, from $318,000 for the year ended December 31, 2006. We expect our home sales revenues to continue to decrease in 2008 as the number of home deliveries declines and the average price of homes delivered continues to be impacted by increased incentives as a result of severe market conditions in the new and existing home industry combined with diminished consumer confidence, the oversupply of new and existing homes available for sale, increased foreclosures and downward pressure on home prices.

For the year ended December 31, 2007, we had a homebuilding gross loss of $507.4 million as compared to a gross profit of $417.9 million for the year ended December 31, 2006. This decrease is primarily due to an increase in inventory impairments and abandonment costs during the year ended December 31, 2007 in addition to the decrease in the number of deliveries coupled with higher incentives on homes delivered in response to challenging homebuilding market conditions. Inventory impairments and abandonment costs were $852.7 million for the year ended December 31, 2007 compared to $153.2 million for the year ended December 31, 2006. For the year ended December 31, 2007, our incentives from continuing operations increased to $43,900 per home delivered from $21,200 per home delivered for the year ended December 31, 2006. We expect gross margins to continue to decline in 2008 due to our expected continued use of higher incentives to drive our sales rates and downward pressure on home prices in response to challenging market conditions.

SG&A expenses increased to $362.7 million for the year ended December 31, 2007, from $358.3 million for the year ended December 31, 2006. This increase in expenses is due to: (i) an increase of $22.6 million in professional and consultant fees related to the Transeastern JV settlement and professional services obtained in connection with the development of a long term business plan and the evaluation of our restructuring options; and (ii) an increase of $9.3 million in selling and marketing expenses. The increase in SG&A expenses was partially offset by a reduction in overhead and related expenses.

SG&A expenses as a percentage of revenues from home sales for the year ended December 31, 2007 increased to 18%, as compared to 16% for the year ended December 31, 2006. The increase in SG&A expenses as a percentage of home sales revenues is due to the factors discussed above. We expect our selling expenses as a percentage of our revenue from home sales to continue to increase in 2008 due to the competition for homebuyers.

For the year ended December 31, 2007, we had a loss from unconsolidated joint ventures of $14.9 million compared to income from unconsolidated joint ventures of $104.7 million for the year ended December 31, 2006. The decrease in our earnings from unconsolidated joint ventures is primarily due to: (i) reduced earnings in the joint ventures as our joint ventures are experiencing similar severe market conditions as our consolidated operations and (ii) a reduction in the number of joint ventures. In addition, during the year ended December 31, 2007 and 2006, we recorded impairment losses of $194.1 million and $152.8 million, respectively, related to unconsolidated joint ventures. For the year ended December 31, 2007, our unconsolidated joint ventures delivered 1,666 homes as compared to 3,951 homes delivered during the comparable period in the prior year.

Net Sales Orders and Homes in Backlog (Consolidated)

For the year ended December 31, 2007, net sales orders from continuing operations decreased by 21% to 4,836 as compared to 6,085 for the year ended December 31, 2006. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates. We expect these factors to continue to negatively impact our net sales orders until the markets normalize.

Our cancellation rate increased to 38% for the year ended December 31, 2007 from 32% for the year ended December 31, 2006. Except for our West region, all of our regions experienced increases in cancellation rates for the year ended December 31, 2007 when compared with the same period in 2006. Our Florida region had the largest increase in cancellation rate to 47% for the year ended December 31, 2007 from 33% for the year ended December 31, 2006. Our Texas region also experienced a large increase in cancellation rate to 35% for the year ended December 31, 2007 from 28% for the year ended December 31, 2006. The cancellation rate for our Mid-Atlantic region was 33% for the year ended December 31, 2007, which represents an 8% increase over the comparative period in the prior year. The cancellation rate for our West region was 36% for the year ended December 31, 2007, which represents an 8% decrease over the comparative period in the prior year.

We had 2,379 homes in backlog from continuing operations as of December 31, 2007, as compared to 3,869 homes in backlog as of December 31, 2006. The 39% decrease in backlog units is primarily due to a decline in sales orders and an increase in cancellation rates as a result of decreased demand. The sales value of backlog from continuing operations decreased 47% to $736.3 million at December 31, 2007, from $1.4 billion at December 31, 2006, due to the decrease in the number of homes in backlog in addition to a decrease in the average selling price of homes in backlog to $310,000 from $361,000 from period to period. The decrease in the average selling price of homes in backlog was primarily due to increased incentives and a change in product mix. Contracts with a third-party that marketed homes in the United Kingdom included in backlog at December 31, 2007 were cancelled in 2008. These contracts were for 511 homes, representing $115.6 million in revenue. At June 30, 2008, our consolidated continuing operations had 1,580 homes in backlog representing $479.3 million in revenue. We expect the average selling price of homes in backlog to decrease in the future as cancellations remain higher than historical levels and higher incentives are offered to move home inventory.

Net Sales Orders and Homes in Backlog (Unconsolidated Joint Ventures)

For the year ended December 31, 2007, net sales orders increased by 79% as compared to the year ended December 31, 2006. The increase in net sales orders was due to high cancellation rates experienced during the third quarter of last year by the Transeastern JV. Sales orders at our other joint ventures declined 15% due to worsening market conditions, decreased demand and higher cancellation rates in the current year. We expect these factors to continue to negatively impact our combined net sales orders until the markets strengthen. The decrease in net sales orders at our joint ventures other than the Transeastern JV was also due to a decline in the number of active communities. We intend to limit the use of joint ventures that build and sell homes.

We had 94 homes in backlog as of December 31, 2007, as compared to 1,199 homes in backlog as of December 31, 2006. The 92% decrease in backlog is primarily due to a decline in net sales orders due to the factors described above. Additionally, the results of operations of the Transeastern JV, which were previously included in the results for the unconsolidated joint ventures, have been included in our consolidated results beginning on July 31, 2007.

Joint venture revenues are not included in our consolidated financial statements. At December 31, 2007, the sales value of our joint ventures’ homes in backlog was $24.7 million compared to $365.6 million at December 31, 2006. This decrease is due to the decrease in the number of homes in backlog and the decrease in the average selling price of homes in backlog to $263,000 from $305,000 from year to year.

In some cases our Chapter 11 filings have constituted an event of default under the joint venture lender agreements which have resulted in the joint venture’s debt becoming immediately due and payable, limiting the joint ventures’ access to future capital. See additional discussion regarding our joint ventures located in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

Financial Services

Financial Services revenues decreased to $36.5 million for the year ended December 31, 2007, from $63.3 million for the year ended December 31, 2006. This 42% decrease is due primarily to a decrease in the number of closings at our title operations. For the year ended December 31, 2007, our mix of mortgage originations was 6% adjustable rate mortgages (of which approximately 91% were interest only) and 94% fixed rate mortgages, which is a shift from 19% adjustable rate mortgages (of which approximately 89% were interest only) and 81% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the year ended December 31, 2007 was 731, and the average loan-to-value ratio on first mortgages was 79%. For the years ended December 31, 2007 and 2006, approximately 10% of our homebuyers paid in cash. Our combined mortgage operations capture ratio for non-cash homebuyers increased to 70% for the year ended December 31, 2007 from 69% for the year ended December 31, 2006. The number of closings at our mortgage operations decreased to 5,192 for the year ended December 31, 2007, from 6,276 for the year ended December 31, 2006. Our combined title operations capture ratio was 97% for the year ended December 31, 2007, down slightly from the comparative prior period’s 98% capture ratio. The number of closings at our title operations decreased to 13,792 for the year ended December 31, 2007, from 23,248 for the same period in 2006 as a result of deteriorating market conditions. Non-affiliated customers accounted for approximately 41% of our title company revenues for the year ended December 31, 2007.

Financial Services expenses decreased to $36.3 million for the year ended December 31, 2007, from $41.8 million for the year ended December 31, 2006. This 13% decrease is a result of reduced staff levels in 2007 versus 2006 in response to a more challenging housing market.

Discontinued Operations

On June 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an independent third-party for $56.5 million and realized a pre-tax loss on disposal of $13.6 million.

In accordance with SFAS 144, results of our Dallas/Fort Worth division have been classified as discontinued operations, and prior periods have been restated to be consistent with the December 31, 2007 presentation. Discontinued operations include Dallas/Fort Worth division revenues of $47.9 million and $132.7 million for the year ended December 31, 2007 and 2006, respectively. The Dallas/Fort Worth division had a net loss of $22.8 million for the year ended December 31, 2007 as compared to a net loss of $0.4 million for the year ended December 31, 2006.

Fiscal Year 2006 Compared to Fiscal Year 2005

Total revenues from continuing operations increased 4% to $2.5 billion for the year ended December 31, 2006, from $2.4 billion for the year ended December 31, 2005. This increase was attributable to an increase in Homebuilding revenues of 3%, and an increase in Financial Services revenues of 33%.

For the year ended December 31, 2006, we had a loss from continuing operations before benefit for income taxes of $243.6 million as compared to income from continuing operations before benefit for income taxes of $344.6 million for the year ended December 31, 2005. This decrease is due primarily to (1) $153.2 million in inventory impairments and write-offs of land deposits and related abandonment costs, (2) $152.8 million in impairments related to our unconsolidated joint ventures, (3) a $275.0 million increase in the estimated loss contingency related to the settlement of the Transeastern JV litigation, and (4) goodwill impairments totaling $5.7 million.

Our effective tax rate was 17.6% and 36.7% for the year ended December 31, 2006 and 2005, respectively. The 2006 effective tax rate was primarily impacted by a valuation allowance on certain deferred tax assets and the non-deductible state portion of the impairment of our investment in unconsolidated joint ventures, and the provision of the settlement of a loss contingency in connection with the Transeastern JV.

For the year ended December 31, 2006, we had a loss from continuing operations, net of taxes, of $200.8 million (or a loss of $3.37 per diluted share) compared to net income from continuing operations, net of taxes, of $218.1 million (or $3.82 per diluted share) for the year ended December 31, 2005. For the year ended December 31, 2006, we had a net loss of $201.2 million (or a loss of $3.38 per diluted share) compared to net income of $218.3 million (or $3.68 per diluted share) for the year ended December 31, 2005.

Homebuilding

Homebuilding revenues increased 3% to $2.4 billion for the year ended December 31, 2006 compared to the comparable period in the prior year. This increase was due to a 6% increase in revenue from home sales to $2.3 billion for the year ended December 31, 2006 from $2.2 billion for the year ended December 31, 2005, partially offset by a 29% decrease in revenue from land sales to $131.9 million for the year ended December 31, 2006 from $186.1 million for the comparable period in 2005. The increase in revenue from home sales, which is net of buyer incentives, was due to a 7% increase in the average price of homes delivered to $318,000 for the year ended December 31, 2006, from $297,000 for the year ended December 31, 2005. The increase in the average price of homes delivered is due to increased demand in many of our markets in 2005 which allowed us to increase prices, and to a lesser degree to changes in product mix. The decrease in revenue from land sales was due to the sale of various large tracts of land, particularly in the Phoenix market, during the year ended December 31, 2005.

For the year ended December 31, 2006, we had a homebuilding gross profit of $417.9 million as compared to a gross profit of $591.0 million for the year ended December 31, 2005. This decrease is primarily due to an increase in inventory impairments and abandonment costs to $153.2 million for the year ended December 31, 2006 in addition to the decrease in the number of deliveries and higher incentives on homes delivered in response to softening demand. For the year ended December 31, 2006, our incentives increased to $21,200 per home delivered from $8,800 per home delivered for the year ended December 31, 2005.

SG&A expenses increased to $358.3 million for the year ended December 31, 2006, from $309.1 million for the year ended December 31, 2005. The increase in SG&A expenses is due primarily to: (1) an increase of $38.8 million in direct selling and advertising expenses, which include commissions, closing costs, advertising and sales associates compensation, as a result of the more challenging housing market; (2) an increase of $10.1 million in severance expenses resulting from employee termination benefits and contract termination costs relating to certain consulting contracts for which we did not expect to receive economic benefit during the remaining terms; (3) an increase of $5.0 in stock-based compensation expense; and (4) $3.5 million in professional fees related to the Transeastern JV.

SG&A expenses as a percentage of revenues from home sales for the year ended December 31, 2006 increased to 16%, as compared to 14% for the year ended December 31, 2005. The increase in SG&A expenses as a percentage of home sales revenues is due to the factors discussed above. Our ratio of SG&A expenses as a percentage of revenues from home sales is also affected by the fact that our consolidated revenues from home sales do not include revenues recognized by our unconsolidated joint ventures; however, the compensation and other expenses capitalized by us in connection with certain of these joint ventures are included in our consolidated SG&A expenses.

For the year ended December 31, 2006, we had income from unconsolidated joint ventures of $104.7 million compared to income of $45.7 million for the year ended December 31, 2005. This increase is the result of an increase in deliveries to 3,951 for the year ended December 31, 2006 from 1,666 deliveries for the year ended December 31, 2005. Impairments on unconsolidated joint ventures totaled $152.8 million for the year ended December 31, 2006 and consist of (1) $145.1 million related to our investment in the Transeastern JV and (2) $7.7 million from a joint venture in Southwest Florida.

Net Sales Orders and Homes in Backlog (Consolidated)

For the year ended December 31, 2006, net sales orders from continuing operations decreased by 24% to 6,085 as compared to 8,042 for the year ended December 31, 2006. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates, especially during the second half of 2006.

Our cancellation rate increased to 32% for the year ended December 31, 2006 from 17% for the year ended December 31, 2005. All of our regions experienced increases in cancellation rates for the year ended December 31, 2006 when compared with the same period in 2005. Our West region had the largest increase in cancellation rate to 44% for the year ended December 31, 2006 from 18% for the year ended December 31, 2005. Our Florida region also experienced a large increase in cancellation rate to 33% for the year ended December 31, 2006 from 11% for the year ended December 31, 2005. The cancellation rate for our Mid-Atlantic region was 25% for the year ended December 31, 2006, which represents a 6% increase over the comparative period in the prior year. The cancellation rate for our Texas region was 28% for the year ended December 31, 2006, which represents a 5% decrease over the comparative period in the prior year.

We had 3,869 homes in backlog at December 31, 2006, as compared to 4,984 homes in backlog at December 31, 2005. The 22% decrease in backlog is primarily due to a decline in sales orders and an increase in cancellation rates as a result of decreased demand. The sales value of backlog decreased 17% to $1.4 billion at December 31, 2006, from $1.7 billion at December 31, 2005, due to the decrease in the number of homes in backlog. The decrease in the sales value of backlog was partially offset by a 6% increase in average sales price to $361,000 from $339,000 for the same periods.

Net Sales Orders and Homes in Backlog (Unconsolidated Joint Ventures)

For the year ended December 31, 2006, unconsolidated joint ventures net sales orders decreased by 77% to 456 as compared to 2,009 for the year ended December 31, 2006 due to challenging market conditions, decreased demand and higher cancellation rates especially in the Transeastern JV. The decrease in net sales orders was also due to a decline in the number of active communities as we limit the use of joint ventures that build and sell homes.

We had 1,199 homes in backlog as of December 31, 2006, as compared to 4,749 homes in backlog as of December 31, 2005. The 75% decrease in backlog primarily is due to a decline in net sales orders due to the factors described above.

Joint venture revenues are not included in our consolidated financial statements. At December 31, 2006, the sales value of our joint ventures’ homes in backlog was $365.6 million compared to $1.5 billion at December 31, 2005. This decrease is due primarily to the decrease in the number of homes in backlog. In addition, the average selling price of homes in backlog decreased to $305,000 from $318,000 from period to period.

Financial Services

Financial Services revenues increased to $63.3 million for the year ended December 31, 2006, from $47.5 million for the year ended December 31, 2005. This 33% increase was due primarily to an increase in the number of closings at our mortgage and title operations and increased revenue per loan at our mortgage operations due to a shift toward more fixed rate mortgages. For the year ended December 31, 2006, our mix of mortgage originations was 19% adjustable rate mortgages (of which approximately 89% were interest only) and 81% fixed rate mortgages, which is a shift from 34% adjustable rate mortgages and 66% fixed rate mortgages in the comparable period in 2005. The average FICO score of our homebuyers during the year ended December 31, 2006 was 728, and the average loan to value ratio on first mortgages was 77%. For the year ended December 31, 2006, approximately 10% of our homebuyers paid in cash as compared to 11%

during the year ended December 31, 2005. Our combined mortgage operations capture ratio for non-cash homebuyers (excluding the Transeastern JV) increased to 69% for the year ended December 31, 2006 from 65% for the year ended December 31, 2005. The number of closings at our mortgage operations decreased to 5,192 for the year ended December 31, 2006, from 5,455 for the year ended December 31, 2005. Our combined title operations capture ratio (excluding the Transeastern JV) increased to 98% of our homebuyers for the year ended December 31, 2006, from 91% for the comparable period in 2005. The capture ratio for the year ended December 31, 2005 was affected by an organizational change in our Phoenix operations causing a loss of closings during the period. The number of closings at our title operations decreased slightly to 23,248 for the year ended December 31, 2006, from 23,530 for the same period in 2005. Non-affiliated customers accounted for approximately 66% of our title company revenues for the year ended December 31, 2006.

Financial Services expenses increased to $41.8 million for the year ended December 31, 2006, from $39.0 million for the year ended December 31, 2005. This 7% increase is a result of increased compensation and slightly higher staff levels in 2006 compared to 2005.

Discontinued Operations

On June 6, 2007, we sold substantially all of our Dallas/Fort Worth division to Wall Homes Texas LLC for $56.5 million and realized a pre-tax loss on disposal of $13.6 million.

In accordance with SFAS 144, results of our Dallas/Fort Worth division have been classified as discontinued operations, and prior periods have been restated to be consistent with the December 31, 2007 presentation. Discontinued operations include Dallas/Fort Worth division revenues of $132.7 million and $101.0 million for the year ended December 31, 2006 and 2005, respectively. The Dallas/Fort Worth division had a net loss of $0.4 million for the year ended December 31, 2006 as compared to net income of $0.2 million for the year ended December 31, 2005.

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

Homebuilding Operations

The reportable segments for our Homebuilding operations are as follows:

Florida:  Central Florida, Jacksonville, Southeast Florida, Southwest Florida, Tampa/St. Petersburg

Mid-Atlantic:  Baltimore/Southern Pennsylvania, Nashville, Northern Virginia (on September 25, 2007 we sold in bulk, home sites in our Mid-Atlantic (excluding Nashville) and Virginia divisions)

Texas:  Austin, Houston, San Antonio (on June 6, 2007, we sold substantially all of our Dallas/Fort Worth division)

West:  Colorado, Las Vegas, Phoenix

Selected Homebuilding Operations and Financial Data

The following tables set forth selected operational and financial data for our Homebuilding operations for the periods indicated (dollars in millions, except average price in thousands):

	Year Ended December 31,
	2007	2006	2005

Homebuilding revenues:
Florida:
Sales of homes	$849.1	$999.2	$829.4
Sales of land	42.8	18.8	29.8

Total Florida	891.9	1,018.0	859.2
Mid-Atlantic:
Sales of homes	228.2	258.8	290.3
Sales of land	36.8	47.2	0.6

Total Mid-Atlantic	265.0	306.0	290.9
Texas(1):
Sales of homes(1)	625.4	592.0	408.4
Sales of land(1)	9.6	10.3	7.0

Total Texas(1)	635.0	602.3	415.4
West:
Sales of homes	346.7	459.4	646.3
Sales of land	20.2	55.6	148.7

Total West	366.9	515.0	795.0

Total homebuilding revenues	$2,158.8	$2,441.3	$2,360.5

(1)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

	Year Ended December 31,
	2007	2006	2005

Results of Operations:
Homebuilding:
Florida	$(543.6)	$11.8	$138.1
Mid-Atlantic	(119.0)	(20.9)	38.1
Texas(1)	52.4	59.4	33.6
West	(473.1)	26.4	186.4

Total Homebuilding	(1,083.3)	76.7	396.2
Financial Services	(0.8)	21.5	8.5
Corporate and unallocated	(268.9)	(341.8)	(60.1)

Total income (loss) from continuing operations before income taxes	$(1,353.0)	$(243.6)	$344.6

(1)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

	Year Ended December 31,
	2007	2006	2005

Impairment charges on active communities:
Florida	$95.8	$13.2	$1.8
Mid-Atlantic	16.0	26.2	0.8
Texas(1)	1.0	0.6	—
West	68.0	41.9	3.9

	180.8	81.9	6.5
Write-offs of deposits and abandonment costs:
Florida	370.1	8.3	—
Mid-Atlantic	63.3	11.8	—
Texas(1)	5.3	0.2	0.2
West	233.2	51.0	—

	671.9	71.3	0.2

Inventory impairments and abandonment costs	$852.7	$153.2	$6.7

(1)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

	Year Ended December 31,
	2007		2006		2005
	Homes	$	Homes	$	Homes	$

Deliveries:
Consolidated:
Florida	2,471	$849.1	2,742	$999.2	2,785	$829.4
Mid-Atlantic	649	228.2	683	258.8	697	290.3
Texas(1)	2,421	625.4	2,382	592.0	1,610	408.4
West	1,039	346.7	1,453	459.4	2,228	646.3

Continuing operations	6,580	2,049.4	7,260	2,309.4	7,320	2,174.4
Discontinued operations(1)	190	44.9	564	129.7	449	92.2

Total	6,770	2,094.3	7,824	2,439.1	7,769	2,266.6
Unconsolidated joint ventures:
Florida (excluding Transeastern)	40	11.3	—	—	—	—
Transeastern	739	174.8	2,173	659.3	347	106.6
Mid-Atlantic	16	4.0	108	31.2	185	55.5
West	871	255.9	1,670	590.7	1,134	382.0

Total unconsolidated joint ventures	1,666	446.0	3,951	1,281.2	1,666	544.1

Combined total	8,436	$2,540.3	11,775	$3,720.3	9,435	$2,810.7

(1)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

	Year Ended December 31,
	2007		2006		2005
	Homes	$	Homes	$	Homes	$

Net Sales Orders(1):
Consolidated:
Florida	1,349	$381.9	2,028	$809.2	2,794	$959.2
Mid-Atlantic	517	174.6	588	227.8	597	243.1
Texas(2)	1,996	506.6	2,406	611.3	2,182	558.2
West	974	269.8	1,063	345.6	2,469	817.6

Continuing operations	4,836	1,332.9	6,085	1,993.9	8,042	2,578.1
Discontinued operations(2)	60	15.6	498	119.8	572	124.4

Total	4,896	1,348.5	6,583	2,113.7	8,614	2,702.5
Unconsolidated joint ventures:
Florida (excluding Transeastern)	12	1.7	10	4.7	4	1.7
Transeastern	248	27.1	(208)	(32.6)	387	118.4
Mid-Atlantic	19	3.8	74	18.0	141	47.3
West	536	129.5	580	161.0	1,477	548.0

Total unconsolidated joint ventures	815	162.1	456	151.1	2,009	715.4

Combined total	5,711	$1,510.6	7,039	$2,264.8	10,623	$3,417.9

(1)	Net of cancellations.

(2)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

	December 31,
	2007			2006			2005
			Avg.			Avg.			Avg.
	Homes	$	Price	Homes	$	Price	Homes	$	Price

Sales Backlog:
Consolidated:
Florida(1)	1,330	$435.7	$328	2,228	$851.9	$382	2,937	$1,036.7	$353
Mid-Atlantic	80	28.1	$351	206	80.5	$391	246	94.7	$385
Texas(2)	549	154.8	$282	974	273.6	$281	950	254.3	$268
West	420	117.7	$280	461	189.9	$412	851	303.8	$357

Continuing operations	2,379	736.3	$310	3,869	1,395.9	$361	4,984	1,689.5	$339
Discontinued operations(2)	3	0.8	$253	222	55.1	$248	288	65.0	$226

Consolidated total	2,382	737.1	$309	4,091	1,451.0	$355	5,272	1,754.5	$333
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	—	46	14.2	$308	36	9.5	$261
Transeastern	—	—	—	697	194.3	$279	3,078	886.2	$288
Mid-Atlantic	—	—	—	3	1.3	$434	92	31.3	$341
West	94	24.7	$263	453	155.8	$344	1,543	585.5	$379

Total unconsolidated joint ventures	94	24.7	$263	1,199	365.6	$305	4,749	1,512.5	$318

Combined total	2,476	$761.8	$308	5,290	$1,816.6	$343	10,021	$3,267.0	$326

(1)	Contracts with a third-party that marketed homes in the United Kingdom included in backlog at December 31, 2007 were cancelled in 2008. These contracts were for 511 homes representing $115.6 million in revenue.

(2)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

	Year Ended December 31,
	2007		2006		2005
	Deliveries	Sales Orders	Deliveries	Sales Orders	Deliveries	Sales Orders

Average Price:
Consolidated:
Florida	$344	$283	$364	$399	$298	$343
Mid-Atlantic	$352	$338	$379	$387	$417	$407
Texas(1)	$258	$254	$249	$254	$254	$256
West	$334	$277	$316	$325	$290	$331
Continuing operations	$311	$276	$318	$328	$297	$321
Discontinued operations(1)	$236	$259	$230	$241	$205	$218
Total	$309	$275	$312	$321	$292	$314
Unconsolidated joint ventures:
Florida (excluding Transeastern)	$282	$142	$—	$476	$—	$410
Transeastern	$237	$109	$303	$157	$307	$306
Mid-Atlantic	$249	$202	$289	$243	$300	$336
West	$294	$242	$354	$278	$337	$371
Total unconsolidated joint ventures	$268	$199	$324	$332	$327	$356
Combined total	$301	$265	$316	$322	$298	$322

(1)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

Fiscal Year 2007 Compared to Fiscal Year 2006

Florida:  Homebuilding revenues decreased 12% to $892.0 million for the year ended December 31, 2007 from $1.0 billion for the year ended December 31, 2006. The decrease in Homebuilding revenues was due to a 15% decrease in revenues from home sales to $849.1 million for the year ended December 31, 2007 from $999.2 million for the year ended December 31, 2006, partially offset by an increase in revenue from land sales to $42.8 million for the year ended December 31, 2007 from $18.8 million for the year ended December 31, 2006. The decrease in revenue from home sales was due to a 10% decrease in the number of home deliveries to 2,471 homes delivered for the year ended December 31, 2007 from 2,742 homes delivered for the year ended December 31, 2006, and a 6% decrease in the average selling price of homes to $344,000 for the year ended December 31, 2007 from $364,000 for the year ended December 31, 2006.

The gross margin on home sales decreased to 8% for the year ended December 31, 2007 from 26% for the year ended December 31, 2006. During the year ended December 31, 2007, we recognized $95.8 million in impairment charges compared to $13.2 million for the year ended December 31, 2006. Gross margin on home sales, excluding impairments, was 19% for the year ended December 31, 2007, compared to 27% for the year ended December 31, 2006. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 193% to $66,300 per home for the year ended December 31, 2007, from $22,600 for the year ended December 31, 2006.

For the year ended December 31, 2007, we generated a loss of $372.7 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $370.1 million, as compared to a loss on land sales of $1.6 million during the year ended December 31, 2006, which included $8.3 million of write-offs of deposits and abandonments costs.

For the year ended December 31, 2007, we incurred $90.5 million of impairment charges and accrued obligations related to our unconsolidated joint ventures as compared to $152.8 million for the year ended December 31, 2006.

Mid-Atlantic:  Homebuilding revenues decreased 13% to $265.0 million for the year ended December 31, 2007 from $306.0 million for the year ended December 31, 2006. The decrease in Homebuilding revenues was primarily due to a 12% decrease in revenues from home sales to $228.2 million for the year ended December 31, 2007 from $258.8 million for the year ended December 31, 2006, and in part due to a decrease in revenue from land sales to $36.8 million for the year ended December 31, 2007 from $47.2 million for the year ended December 31, 2006. The decrease in revenue from home sales was due to: (1) a 5% decrease in the number of home deliveries to 649 homes delivered for the year ended December 31, 2007 from 683 homes delivered for the year ended December 31, 2006, and (2) a 7% decrease in the average selling price of homes to $352,000 for the year ended December 31, 2007 from $379,000 for the year ended December 31, 2006.

The gross margin on home sales decreased to 6% for the year ended December 31, 2007 from 11% for the year ended December 31, 2006. During the year ended December 31, 2007, we recognized $16.0 million in impairment charges compared to $26.2 million for the year ended December 31, 2006. Gross margin on home sales, excluding impairments, was 13% for the year ended December 31, 2007, compared to 21% for the year ended December 31, 2006. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 27% to $31,400 per home for the year ended December 31, 2007, from $24,800 for the year ended December 31, 2006.

For the year ended December 31, 2007, we generated a loss of $76.8 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $63.3 million, as compared to a loss on land sales of $19.2 million during the year ended December 31, 2006, which included $11.8 million of write-offs of deposits and abandonments costs.

Texas:  Homebuilding revenues increased 5% to $635.0 million for the year ended December 31, 2007 from $602.3 million for the year ended December 31, 2006. The increase in Homebuilding revenues was primarily due to a 6% increase in revenues from home sales to $625.4 million for the year ended December 31, 2007 from $592.0 million for the year ended December 31, 2006, partially offset by a decrease in revenue from land sales to $9.6 million for the year ended December 31, 2007 from $10.3 million for the year ended December 31, 2006. The increase in revenue from home sales was due to a 2% increase in the number of home deliveries to 2,421 homes delivered for the year ended December 31, 2007 from 2,382 homes delivered for the year ended December 31, 2006, and a 4% increase in the average selling price of homes to $258,000 for the year ended December 31, 2007 from $249,000 for the year ended December 31, 2006.

The gross margin on home sales was 22% for the year ended December 31, 2007, consistent with the comparable prior year. During the year ended December 31, 2007, we recognized $1.0 million in impairment charges compared to $0.6 million for the year ended December 31, 2006. The average sales incentive per home delivered increased 38% to $18,100 per home for the year ended December 31, 2007, from $13,100 for the year ended December 31, 2006.

For the year ended December 31, 2007, we generated a loss of $4.3 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $5.3 million, compared to a $1.7 million profit during the year ended December 31, 2006, which included $0.2 million of write-offs of deposits and abandonments costs.

West:  Homebuilding revenues decreased 29% to $366.9 million for the year ended December 31, 2007 from $515.0 million for the year ended December 31, 2006. The decrease in Homebuilding revenues was primarily due to a 25% decrease in revenues from home sales to $346.7 million for the year ended December 31, 2007 from $459.4 million for the year ended December 31, 2006, and in part due to a decrease in revenue from land sales to $20.2 million for the year ended December 31, 2007 from $55.6 million for the year ended December 31, 2006. The decrease in revenue from home sales was due to a 28% decrease in the number of home deliveries to 1,039 homes delivered for the year ended December 31, 2007 from 1,453 homes delivered for the year ended December 31, 2006, partially offset by a 6% increase in the average selling price of homes to $334,000 for the year ended December 31, 2007 from $316,000 for the year ended December 31, 2006.

The gross margin on home sales decreased to (9)% for the year ended December 31, 2007 from 15% for the year ended December 31, 2006. During the year ended December 31, 2007, we recognized $68.0 million in impairment charges compared to $41.9 million for the year ended December 31, 2006. Gross margin on home sales, excluding impairments, was 11% for the year ended December 31, 2007, compared to 24% for the year ended December 31, 2006. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 95% to $58,900 per home for the year ended December 31, 2007, from $30,200 for the year ended December 31, 2006.

For the year ended December 31, 2007, we generated a loss of $240.5 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $233.2 million, as compared to a loss on land sales of $44.3 million during year ended December 31, 2006, which included $51.0 million of write-offs of deposits and abandonment costs.

For the year ended December 31, 2007, we incurred $99.9 million of impairment charges and accrued obligations related to our unconsolidated joint ventures as compared to none for the year ended December 31, 2006.

Fiscal Year 2006 Compared to Fiscal Year 2005

Florida:  Homebuilding revenues increased 18% to $1.0 billion for the year ended December 31, 2006 from $859.2 million for the year ended December 31, 2005. The increase in Homebuilding revenues was primarily due to a 20% increase in revenues from home sales to $999.2 million for the year ended December 31, 2006 from $829.4 million for the year ended December 31, 2005, partially offset by a decrease in revenue from land sales to $18.8 million for the year ended December 31, 2006 from $29.8 million for the year ended December 31, 2005. The increase in revenue from home sales was due to a 22% increase the average selling price of homes to $364,000 for the year ended December 31, 2006 from $298,000 for the year ended December 31, 2005, partially offset by a 2% decrease in the number of home deliveries to 2,742 homes delivered for the year ended December 31, 2006 from 2,785 homes delivered for the year ended December 31, 2005.

The gross margin on home sales increased to 26% for the year ended December 31, 2006 from 25% for the year ended December 31, 2005. During the year ended December 31, 2006, we recognized $13.2 million in impairment charges compared to $1.8 million for the year ended December 31, 2005. Gross margin on home sales, excluding impairments, was 27% for the year ended December 31, 2006, compared to 25% for the year ended December 31, 2005. The average sales incentive per home delivered increased 562% to $22,600 per home for the year ended December 31, 2006, from $3,400 for the year ended December 31, 2005.

For the year ended December 31, 2006, we generated a loss of $1.6 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $8.3 million, as compared to a profit on land sales of $15.4 million during year ended December 31, 2005. There were no write-offs of deposits and abandonment costs for the year ended December 31, 2005.

Impairments on our investments in, and related receivables from, unconsolidated joint ventures of $152.8 million were recognized during the year ended December 31, 2006.

Mid-Atlantic:  Homebuilding revenues increased 5% to $306.0 million for the year ended December 31, 2006 from $290.9 million for the year ended December 31, 2005. The increase in Homebuilding revenues was due to a sizeable increase in revenues from land sales to $47.2 million for the year ended December 31, 2006 from $0.6 million for the year ended December 31, 2005, partially offset by a 11% decrease in revenue from home sales to $258.8 million for the year ended December 31, 2006 from $290.3 million for the year ended December 31, 2005. The decrease in revenue from home sales was due to a 9% decrease the average selling price of homes to $379,000 for the year ended December 31, 2006 from $417,000 for the year ended December 31, 2005, and a 2% decrease in the number of home deliveries to 683 homes delivered for the year ended December 31, 2006 from 697 homes delivered for the year ended December 31, 2005.

The gross margin on home sales decreased to 11% for the year ended December 31, 2006 from 24% for the year ended December 31, 2005. During the year ended December 31, 2006, we recognized $26.2 million in impairment charges compared to $0.8 million for the year ended December 31, 2005. Gross margin on home sales, excluding impairments, was 21% for the year ended December 31, 2006, compared to 24% for the year ended December 31, 2005. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 249% to $24,800 per home for the year ended December 31, 2006, from $7,100 for the year ended December 31, 2005.

For the year ended December 31, 2006, we generated a loss of $19.2 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $11.8 million, as compared to a loss on land sales of $4.6 million during year ended December 31, 2005. There were not any write-offs of deposits and abandonment costs for the year ended December 31, 2005.

Texas:  Homebuilding revenues increased 45% to $602.3 million for the year ended December 31, 2006 from $415.4 million for the year ended December 31, 2005. The increase in Homebuilding revenues was primarily due to a 45% increase in revenues from home sales to $592.0 million for the year ended December 31, 2006 from $408.4 million for the year ended December 31, 2005, and in part to an increase in revenue from land sales to $10.3 million for the year ended December 31, 2006 from $7.0 million for the year ended December 31, 2005. The increase in revenue from home sales was due to a 48% increase in the number of home deliveries to 2,382 homes delivered for the year ended December 31, 2006 from 1,610 homes delivered for the year ended December 31, 2005, partially offset by a 2% decrease the average selling price of homes to $249,000 for the year ended December 31, 2006 from $254,000 for the year ended December 31, 2005.

The gross margin on home sales was 22% for the year ended December 31, 2006, consistent with the comparable prior year. During the year ended December 31, 2006, we recognized $0.6 million in impairment charges. There were no impairment charges on home sales for the year ended December 31, 2005. The average sales incentive per home delivered decreased 27% to $13,100 per home for the year ended December 31, 2006, from $17,900 for the year ended December 31, 2005.

For the year ended December 31, 2006, we generated a profit of $1.7 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $0.3 million, as compared to a loss on land sales of $1.6 million during year ended December 31, 2005, which also included $0.2 million of write-offs of deposits and abandonment costs.

West:  Homebuilding revenues decreased 35% to $515.1 million for the year ended December 31, 2006 from $795.0 million for the year ended December 31, 2005. The decrease in Homebuilding revenues was due to a 29% decrease in revenues from home sales to $459.5 million for the year ended December 31, 2006 from $646.3 million for the year ended December 31, 2005, and a decrease in revenue from land sales to $55.6 million for the year ended December 31, 2006 from $148.7 million for the year ended December 31, 2005. The decrease in revenue from home sales was due to a 35% decrease in the number of home deliveries to 1,453 homes delivered for the year ended December 31, 2006 from 2,228 homes delivered for the year ended December 31, 2005, partially offset by a 9% increase the average selling price of homes to $316,000 for the year ended December 31, 2006 from $290,000 for the year ended December 31, 2005.

The gross margin on home sales decreased to 15% for the year ended December 31, 2006 from 28% for the year ended December 31, 2005. For the year ended December 31, 2006, we recognized $41.9 million in impairment charges compared to $3.9 million for the year ended December 31, 2005. Gross margin on home sales, excluding impairments, was 24% for the year ended December 31, 2006, compared to 28% for the year ended December 31, 2005. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 222% to $30,200 per home for the year ended December 31, 2006, from $9,400 for the year ended December 31, 2005.

For the year ended December 31, 2006, we generated a loss of $44.3 million on our revenues from land sales, which included write-offs of deposits and abandonment costs of $51.0 million, as compared to a profit on land sales of $36.3 million during year ended December 31, 2005. There were no write-offs of deposits and abandonment costs for the year ended December 31, 2005.

Operating income for the year ended December 31, 2006 included a $5.7 million charge for the impairment of goodwill at our Colorado division.

Financial Services Operations

The following table presents selected financial data related to our Financial Services reportable segment for the periods indicated (dollars in millions):

	Year Ended December 31,
	2007	2006	2005

Revenues	$36.5	$63.3	$47.5
Expenses	36.3	41.8	39.0
Goodwill Impairment	3.9	—	—

Financial services pretax income	$(3.7)	$21.5	$8.5

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

At December 31, 2007, we had unrestricted cash and cash equivalents of $76.5 million as compared to $54.2 million at December 31, 2006.

We are operating our businesses as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result, we are subject to the risks and uncertainties associated with our Chapter 11 cases which include, among other things:

•	our ability to operate subject to the terms of the debtors-in-possession financing;

•	our ability to obtain final approval of the debtor in possession financing or some other financing alternative;

•	limitations on our ability to implement and execute our business plans and strategy;

•	our ability to obtain and maintain normal terms with existing and potential homebuyers, vendors and service providers and maintain contracts and leases that are critical to our operations;

•	our ability to obtain needed approval from the Bankruptcy Court for transactions outside of the ordinary course of business, which may limit our ability to respond on a timely basis to certain events or take advantage of certain opportunities;

•	limitations on our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases that we may seek from time to time or potentially adverse decisions by the Bankruptcy Court with respect to such motions, including as a result of the actions of our creditors and other third parties, who may oppose our plans or who may seek to require us to take actions that we oppose;

•	limitations on our ability to reject contracts or leases that are burdensome or uneconomical;

•	limitations on our ability to raise capital, including through sales of assets; and

•	our ability to attract, motivate and retain key and essential personnel is impacted by the Bankruptcy Code which limits our ability to implement a retention program or take other measures intended to motivate employees to remain with us.

These risks and uncertainties could negatively affect our business and operations in various ways. For example, events or publicity associated with our Chapter 11 cases could adversely affect our relationships with existing and potential homebuyers, vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if such proceedings are protracted.

As a result of our Chapter 11 cases and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the restructuring process;

•	our ability to comply with the terms of our cash collateral order and, if necessary, seek further extensions of our ability to use cash collateral;

•	our ability to achieve profitability following a restructuring given housing market challenges; and

•	our ability to retain key employees.

These challenges are in addition to those operational and competitive challenges that we face in connection with our business.

As a result of severe market conditions and our liquidity constraints, during the year ended December 31, 2007, we abandoned our rights under certain option agreements which resulted in a 21,100 unit decline in our controlled homesites. Abandonment decisions were made following in depth community by community analyses of all option contracts based on projected returns, amount and timing of incremental cash flow, and owned homesites. In connection with the abandonment of our rights under these option contracts, we forfeited cash deposits of $82.5 million and had letters of credit of $98.5 million drawn at December 31, 2007, which increased our outstanding borrowings. Through June 30, 2008 an additional $72.8 million of letters of credit have been drawn related to the abandonment of option contracts. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. As of December 31, 2007 we recorded a $43.6 million loss accrual with respect thereto. See Note 3 to our consolidated financial statements included herein. In 2008, we expect to continue to reduce inventory in an attempt to further align our inventory levels to housing demand in those markets we serve, reduce our cost of sales relating to construction and labor costs for the homes we build, and reduce our selling, general and administrative costs to levels consistent with fewer home deliveries to operate within our liquidity constraints. These or future actions may not be sufficient to allow us to continue our operations.

Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have $1.8 billion in borrowings, have experienced significant losses for the years ended December 31, 2007 and 2006 and continue to generate negative cash flows from operations. For the year ended December 31, 2007, we incurred a net loss from continuing operations of $1.3 billion and had stockholders’ deficit of $475.5 million, which was a significant decrease compared to $774.9 million at December 31, 2006. There is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and emerge successfully from our Chapter 11 cases will depend upon our development and consummation of a plan of reorganization. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.

For the year ended December 31, 2007, cash used in operating activities was $79.4 million, as compared to $146.9 million during the year ended December 31, 2006. The improvement in the use of cash by our operating activities is primarily a result of a decrease in our inventory during the year ended December 31, 2007. On June 6, 2007, we sold substantially all of our Dallas/Fort Worth division for approximately

$56.5 million in net cash proceeds and on September 25, 2007 we sold in bulk, home sites in our Mid-Atlantic and Virginia division for $31.3 million in net cash proceeds. Both of these transactions helped to offset a portion of the cash used by our operating activities during the year ended December 31, 2007.

Cash used in investing activities was $34.0 million during the year ended December 31, 2007, as compared to $7.8 million during the year ended December 31, 2006. The increase in cash used in investing activities is primarily due to reductions in the receipt of capital distributions from our unconsolidated joint ventures to $14.3 million during the year ended December 31, 2007 from $52.9 million for the prior year period and net acquisition cash disbursement related to the Transeastern JV acquisition of $7.6 million, partially offset by a decrease in net additions to property and equipment to $8.9 million for the year ended December 31, 2007 compared to $16.4 million for the prior year period.

Refunds of Federal & State Income Taxes

In April 2008, we received a $207.3 million refund of previously paid income taxes for 2005 and 2006 through the carryback of our taxable loss from 2007. In addition to this refund resulting from the carryback of the 2007 loss through June 2008, we have received refunds of overpayments of federal and state income taxes reflected on our 2006 returns and a quick refund application for 2007 estimated tax payments totaling $33.4 million.

Financing Activities

Our consolidated borrowings at December 31, 2007 were $1.8 billion, an increase of $0.7 billion as compared to December 31, 2006. See Note 8 to the consolidated financial statements for homebuilding borrowings as of December 31, 2007 and 2006.

The filing of the Chapter 11 cases triggered repayment obligations under a number of instruments and agreements relating to our direct and indirect financial obligations. As a result, all our obligations under the notes became automatically and immediately due and payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 cases in the Bankruptcy Court.

On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into the Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the agreement. The agreement was subsequently terminated and we entered into an agreement with our secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). Under the Bankruptcy Court order dated June 20, 2008, we are authorized to use cash collateral of our first lien and second lien lenders (approximately $358.0 million at the time of the order) for a period of six months in a manner consistent with a budget negotiated by the parties. The order further provides for the paydown of $175.0 million to our first lien term loan facility secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to paydown an additional $15.0 million to our fist lien term loan facility secured lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the prepetition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.

Revolving Loan Facility and First and Second Lien Term Loan Facilities

To effect the Transeastern JV acquisition, on July 31, 2007, we entered into (i) the $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (ii) the $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”) with Citicorp

North America, Inc. as Administrative Agent. The proceeds from the credit facilities were used to satisfy claims of the senior lenders against the Transeastern JV. Our existing $800.0 million revolving loan facility (the “Revolving Loan Facility”) was amended and restated to (i) reduce the revolving commitments thereunder by $100.0 million and (ii) permit the incurrence of the Facilities (and make other conforming changes relating to the Facilities). Collectively, these transactions are referred to as the “Financing.” Net proceeds from the Financing at closing were $470.6 million which is net of a 1% discount and transaction costs. The Revolving Loan Facility expires on March 9, 2010. The First Lien Term Loan Facility expires on July 31, 2012 and the Second Lien Term Loan Facility expires on July 31, 2013.

On October 25, 2007, our Revolving Loan Facility was amended by Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement. Among other things, the existing agreement was amended with respect to (i) the pricing of loans, (ii) limiting the amounts which may be borrowed prior to December 31, 2007, (iii) modifying the definition of a “Material Adverse Effect,” (iv) waiving compliance with certain representations and financial covenants, (v) establishing minimum operating cash flow requirements, (vi) requiring compliance with weekly budgets, (vii) inclusion of a five week operating cash flow covenant at the end of November, (viii) requiring the payment of certain fees, and (ix) reducing the Lenders’ commitments by $50.0 million.

On October 25, 2007, the First Lien Term Loan Facility was also amended by Amendment No. 1 to the First Lien Term Loan Credit Agreement to amend certain terms including (i) the pricing of loans, (ii) the definition of “Material Adverse Effect,” and (iii) waiving compliance with certain financial covenants.

On December 14, 2007, we entered into further amendments to our First Lien Term Loan Credit Agreement and our Revolving Loan Facility to, among other things, (i) extend through February 1, 2008, the waiver of the financial covenants set forth in Amendment No. 1 to the First Lien Term Loan Credit Agreement and the Revolving Loan Facility, (ii) revise the material adverse change representation with respect to matters disclosed in our quarterly report on Form 10-Q for the nine months ended September 30, 2007, (iii) modify a provision regarding the obligation to pay amounts owed in connection with certain land banking arrangements, and (iv) seek waivers of the cross-default provision resulting from any breach of a covenant regarding the matters described in (iii) above.

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

Senior Notes and Senior Subordinated Notes

On April 12, 2006, we issued $250.0 million of 8 1/4% Senior Notes due 2011. In connection with the issuance of the 8 1/4% Senior Notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions). The registration statement has not been declared effective within the required 180 days of issuance and, as a result, on October 9, 2006 in accordance with the terms of the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and shall increase by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. For the year ended December 31, 2007, we incurred an additional $2.0 million of additional interest expense as a result of such default. In addition, we accrued a contingency reserve of $2.5 million for such interest expected to be incurred in 2008.

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

Senior Subordinated PIK Notes

As part of the transactions to settle the disputes regarding the Transeastern JV, on July 31, 2007, the senior mezzanine lenders to the Transeastern JV received $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015.

Interest on the PIK Notes is payable semi-annually. The Notes are unsecured senior subordinated obligations of ours, and are guaranteed on an unsecured senior subordinated basis by each of our existing and future subsidiaries that guarantee our 7.5% Senior Subordinated Notes due 2015 (the “Existing Notes”). We are required to pay 1% of the interest in cash and the remaining 13.75%, at our option, (i) in cash, (ii) entirely by increasing the principal amount of the Notes or issuing new notes, or (iii) a combination thereof. The Notes will mature on July 1, 2015. The indenture governing the Notes contains the same covenants as contained in the indenture governing the Existing Notes and is subject, in most cases, to any change to such covenants made to the indenture governing the Existing Notes. The Notes are redeemable by us at redemption prices greater than their principal amount. The PIK Notes contain an optional redemption feature that allows us to redeem up to a maximum of 35% of the aggregate principal amount of the PIK Notes using the proceeds of subsequent sales of its equity interest at 114.75% of the aggregate principal amount of the PIK Notes then outstanding, plus accrued and unpaid interest. Additionally, after July 1, 2012, subject to certain terms of our other debt agreements, we may redeem the PIK Notes at a premium to the principal amount as follows: 2012 — 107.375%; 2013 — 103.688%; 2014 and thereafter — 100.000%. The call options exercisable at anytime after July 1, 2012 at a premium do not require bifurcation under SFAS 133 because they are only exercisable by us and they are not contingently exercisable. The redemption option conditionally exercisable based on the proceeds raised from an equity offering at 114.75% of up to 35% of the aggregate outstanding PIK Notes principal represents an embedded call option that must be bifurcated from the PIK Notes; however, the fair value of this call option is not material and has not been bifurcated from the host instrument at December 31, 2007.

The PIK Notes provide for registration rights for the holders whereby the interest rate shall increase by 0.25% per annum for the first 90 days of a registration default, as defined, which amount shall increase by an additional 0.25% every 90 days a registration default is continuing, not to exceed 1.0% in the aggregate, from and including the date of the registration default to and excluding the date on which the registration default is cured. Registration default payments shall be paid, at our option, in (i) cash, (ii) additional Notes, or (iii) a combination thereof. For the year ended December 31, 2007, we have not incurred additional interest expense as a result of such default.

Financial Services Borrowings

Our mortgage subsidiary has two warehouse lines of credit in place to fund the origination of residential mortgage loans. The revolving warehouse line of credit (the “Warehouse Line of Credit”), which was entered into on December 5, 2007, provides for revolving loans of up to $25.0 million. The Warehouse Line of Credit replaced the $100.0 million revolving warehouse line of credit that expired on December 8, 2007. From January 25, 2008 through December 4, 2008 the availability under the Warehouse Line of Credit is reduced to $15.0 million. The $150.0 million mortgage loan purchase facility (“Purchase Facility”) was amended to decrease the size of the facility to $75.0 million. From January 25, 2008 through December 4, 2008 the availability under the Purchase Facility is reduced to $40.0 million. At no time may the amount outstanding under the Warehouse Line of Credit and the purchased loans pursuant to the Purchase Facility exceed $55.0 million. Both the Warehouse Line of Credit and Purchase Facility expire on December 4, 2008. The Warehouse Line of Credit bears interest at the 30-day LIBOR rate plus a margin of 2.0%, and is secured by funded mortgages, which are pledged as collateral, and requires our mortgage subsidiary to maintain certain financial ratios and minimums. The Warehouse Line of Credit also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates and merge or consolidate with other entities. Our mortgage subsidiary was in compliance with all covenants and restrictions at December 31, 2007. At December 31, 2007, our mortgage subsidiary had $7.8 million in borrowings under its Warehouse Line of Credit, and had the capacity to borrow an additional $17.2 million, subject to our mortgage subsidiary satisfying the relevant borrowing conditions. As discussed above, the borrowing capacity changed on January 25, 2008.

On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million.

Liquidity Needs

We continue to have substantial liquidity needs in the operation of our business and face liquidity challenges. Our business depends upon our ability to obtain financing for the development of our residential communities and to provide bonds to ensure the completion of our projects. We expect to have sufficient resources and borrowing capacity to meet all of our commitments throughout the projected term of our Chapter 11 cases. However, the success of our business plan, including our restructuring program, and ultimately our plan of reorganization, will depend on our ability to achieve our budgeted operating results.

Contractual Obligations and Commitments

At December 31, 2007, the amount of our annual debt service payments was $173.9 million. This amount included annual debt service payments on the senior and senior subordinated notes of $91.2 million, interest payments on the Revolving Loan Facility of $19.0 million, interest payments on the First Lien Term Loan Facility of $19.5 million, interest payments on the Second Lien Term Loan Facility of $40.6 million and annual debt service on the Senior Subordinated PIK Notes of $3.1 million, and interest payments on the warehouse lines of credit of $0.5 million, based on the balances outstanding as of December 31, 2007. As of December 31, 2007, we had an aggregate of approximately $692.4 million drawn under our Revolving Loan Facility, term loans and warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $6.9 million per year.

The following summarizes our significant contractual obligations and commitments as of December 31, 2007 (dollars in millions):

	Payment Due by Period
			Between	Between
		Less Than	1 and 3	3 and 5	More Than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations(1):
Debt Obligations (Note 8)	$1,773.7	$1,773.7	$—	$—	$—
Interest Payments (Note 8)(2)	909.2	179.6	363.9	265.2	100.5
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (Note 10)	30.0	9.3	9.7	5.2	5.8
Purchase Obligations	—	—	—	—	—
FIN 48 Unrecognized Tax Benefits, net (Note 9)	7.5	0.9	3.8	2.8	—
Other Long-Term Liabilities Reflected on the Registrant’s Statement of Financial Condition under GAAP	—	—	—	—	—

Total	$2,720.4	$1,963.5	$377.4	$273.2	$106.3

(1)	Does not include “obligations for inventory not owned” of $32.0 million at December 31, 2007. See Notes 2 and 3 to the consolidated financial statements included elsewhere in this Form 10-K for more information on “obligations for inventory not owned.”

(2)	Although the Company is currently in default on its debt, for purposes of calculating interest payment obligations in the table above, it is assumed that the interest payments would be made at the regularly scheduled dates through maturity. Represents scheduled interest payments on fixed rate debt obligations. Estimates of future interest payments for variable rate debt are based on interest rates as of December 31, 2007.

Off-Balance Sheet Arrangements

Land and Homesite Option Contracts

In the ordinary course of business, we enter into option contracts to purchase homesites and land held for development. Under these option contracts, we have the right to buy homesites at predetermined prices on a predetermined takedown schedule anticipated to be commensurate with home starts. Option contracts generally require the payment of a cash deposit or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. At December 31, 2007 we had non-refundable cash deposits aggregating $56.9 million. These option contracts are either with land sellers or third party financial entities who have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. As of December 31, 2007, we have abandoned our rights under option contracts that require us to complete the development of land for a fixed reimbursable amount. At December 31, 2007, we recorded a loss accrual of $10.3 million, in connection with the abandonment of these option contracts, for our obligations under the development agreements, based on our estimate of the excess of costs to complete the development of the land over the fixed reimbursable amounts. See Note 3 to our consolidated financial statements included herein.

In addition, certain of these option contracts give the other party the right to require us to purchase homesites or guarantee certain minimum returns. During the year ended December 31, 2007, we abandoned our rights under certain option contracts that give the other party the right to require us to purchase the homesites. Some of these parties have given notice exercising their right to require us to purchase the homesites. We do not have the ability to comply with these notices due to liquidity constraints. These option contracts were previously consolidated and the inventory was included in inventory not owned and the corresponding liability was included in obligations for inventory not owned. As we do not have the intent or the ability to comply with the requirement to purchase the property, we have deconsolidated these option contracts at December 31, 2007. Impairment charges related to capitalized pre-acquisition costs associated with these option contracts of $10.6 million were written off during the year ended December 31, 2007. In addition, at December 31, 2007, we recorded a loss accrual of $22.3 million, in connection with the abandonment of these option contracts, for our estimated obligations under these option contracts, including $10.5 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts, based on estimated deficiency between the fair value of the underlying inventory compared to our required purchase price under the option contract. As of December 31, 2007, the total required purchase price under these option contracts was $26.1 million.

We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. Additionally, at December 31, 2007, we had letters of credit outstanding of approximately $70.6 million primarily related to land development activities. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and deposits on homesite purchase contracts. Under these arrangements, we had total outstanding letters of credit of $115.5 million. As a result of abandoning our rights under option contracts, as of December 31, 2007, we accrued $43.6 million for letters of credits which we anticipated would be drawn due to nonperformance under such contracts. In addition, $98.5 million of letters of credit have been drawn at December 31, 2007, which increased our borrowings outstanding under our Revolving Loan Facility. Through June 30, 2008 an additional $72.8 million of letters of credit have been drawn related to the abandonment of option contracts.

At December 31, 2007, we have total outstanding performance/surety bonds of $207.3 million related to land development activities and have estimated our exposure on our outstanding surety bonds to be $116.9 million based on land development remaining to be completed. At December 31, 2007, we recorded an accrual totaling $48.0 million for surety bonds where we consider it probable that we will be required to reimburse the surety for amounts drawn related to defaulted agreements. We have been experiencing a reduction in availability of security bond capacity. If we are unable to secure such bonds, we may elect to post alternative forms of collateral with government entities or escrow agents. Other forms of collateral, if available, may result in higher costs to us.

Investments in Unconsolidated Joint Ventures

We have entered into strategic joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In some cases our Chapter 11 filings have constituted an event of default under the joint venture lender agreements which have resulted in the debt becoming immediately due and payable, limiting the joint ventures’ access to future capital. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. In some cases, we have agreed to make capital contributions to the joint venture sufficient to comply with a specified debt to value ratio. Our obligations become full recourse upon certain bankruptcy events with respect to the joint venture. At December 31, 2007 and 2006, we had investments in unconsolidated joint ventures of $9.0 million and $129.0 million, respectively. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At December 31, 2007 and 2006, we had receivables of $0.3 million and $27.2 million, respectively, from these joint ventures due to loans and advances, unpaid management fees and other items.

We believe that the use of off-balance sheet arrangements enables us to acquire rights in land which we may not have otherwise been able to acquire at favorable terms. Although, we view the use of off-balance sheet arrangements as beneficial to our Homebuilding activities, as a result of our Chapter 11 cases and our reduced investments in joint ventures, we anticipate only limited use of joint ventures in the future.

Engle/Sunbelt Joint Venture

In December 2004, we entered into a joint venture agreement with Suntous Investors, LLC to form Engle/Sunbelt Holdings, LLC. Engle/Sunbelt was formed to develop finished homesites and to build and deliver homes in the Phoenix, Arizona market. Upon its inception, the venture acquired eight of our existing communities in Phoenix, Arizona. We and Suntous contributed capital of approximately $28.0 million and $3.2 million, respectively, and the joint venture itself obtained financing arrangements with an aggregate borrowing capacity of $180.0 million, of which $150.0 million related to a revolving loan and $30.0 million related to a mezzanine financing instrument.

In July 2005, we contributed assets to Engle/Sunbelt resulting in a net capital contribution by us of $5.4 million. At that time, Engle/Sunbelt amended its financing arrangements to increase the revolving loan to $250.0 million. On April 30, 2007, Engle/Sunbelt amended its revolving loan to reduce the aggregate commitment of the lenders from $250.0 million to $200.0 million and extended the maturity date to March 17, 2008. In addition, the amendment increased the minimum adjusted tangible net worth covenant and reduced the minimum interest coverage ratio covenant. On January 16, 2008, the facility was further amended to reduce the revolving loan limit to $115.0 million and terminate the mezzanine financing instrument. In addition, the amendment reduced the minimum interest coverage ratio covenant. While the borrowings by Engle/Sunbelt were non-recourse to us, we had obligations to complete construction of certain improvements and housing units in the event Engle/Sunbelt defaulted. Additionally, we agreed to indemnify the lenders for, among other things, potential losses resulting from fraud, misappropriation, bankruptcy filings and similar acts by Engle/Sunbelt.

In connection with the July 2005 contribution of assets to Engle/Sunbelt, we realized a gain of $42.6 million, of which $36.3 million was deferred due to our continuing involvement with these assets through our investment. In March 2006, we assigned to Engle/Sunbelt our rights under a contract to purchase approximately 539 acres of raw land for a price of $18.7 million with a corresponding gain of $15.8 million, of which $13.5 million was deferred. In January 2007, we assigned to Engle/Sunbelt our rights under an option contract for $5.1 million, all of which was deferred, payable in the form of a note with a one year term, bearing interest at 10% per annum. These deferrals were being recognized in the consolidated statements of operations as homes were delivered by the joint venture.

During the years ended December 31, 2007, 2006 and 2005, we recognized revenue previously of $5.7 million, $10.0 million and $2.7 million, respectively, related to these transactions which is included in cost of sales-other in the accompanying consolidated statements of operations. At December 31, 2006, $22.8 million was deferred and included in accounts payable and other liabilities in the accompanying consolidated statement of financial condition. There were no amounts deferred at December 31, 2007 due to the write-off of our investment in the joint venture as discussed below.

Although Engle/Sunbelt was not included in our Chapter 11 filings, our Chapter 11 filings constituted an event of default under the financing arrangements and Engle/Sunbelt’s debt became immediately due and payable.

In April 2008, we entered into a settlement agreement with the lenders pursuant to which Engle/Sunbelt has agreed to the appointment of a receiver and further agreed to either, at the election of the lenders, deliver a deed in lieu of foreclosure to its assets or consent to a judicial foreclosure. We have also agreed to assist the lenders in their efforts to complete certain construction for which we will receive arm’s length compensation. Upon transfer of title to the lenders, we will be relieved from our obligations under the completion and indemnity agreements. The Bankruptcy Court, in which our Chapter 11 cases are pending, entered an order approving the settlement agreement.

During the year ended December 31, 2007, we evaluated the recoverability of our investment in and receivables from Engle/Sunbelt for impairment under APB 18 and SFAS 114 respectively and recorded an impairment charge of $60.7 million representing the full value our investment in and receivables from Engle/Sunbelt, net of deferred gains of $22.5 million. No completion obligation accrual has been established at December 31, 2007 with respect to Engle/Sunbelt due to the settlement agreement reached with the lenders to the joint venture.

TOUSA/Kolter Joint Venture

In January 2005, we entered into a joint venture with Kolter Real Estate Group, LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans (the “term loans”) of which $47.0 million and $7.0 million, respectively, were outstanding as of December 31, 2007. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain agreed plans. The term loans required, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforeseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. On June 21, 2007, and in response to missing the development deadline, TOUSA/Kolter amended the existing term loan agreements and we amended the Performance and Completion Agreement to extend the Performance and Completion Agreement development deadline to May 31, 2008. The amendments to the term loan agreements increased the interest rate on the senior term loan by 100 basis points to LIBOR plus 3.25% and by 50 basis points to LIBOR plus 8.5% for the senior subordinated term loan. As a condition to the amendment, we agreed to be responsible for the additional 150 basis points; accordingly, this would be a cost of the lots we acquired from TOUSA/Kolter. The amendment also required us to increase the existing letter of credit by an additional $1.8 million to $12.1 million and place an additional $3.0 million cash deposit on the remaining lots under option. The $3.0 million was used by TOUSA/Kolter to pay down a portion of the senior term loan.

As we have abandoned our rights under the option contract due to non-performance, at December 31, 2007, we recorded an obligation of $12.1 million for the letter of credit we anticipated would be drawn, wrote-off the $3.0 million cash deposit and $1.0 million in capitalized pre-acquisition costs. These costs are included in inventory impairments and abandonment costs in the accompanying Consolidated Statements of Operations.

The lenders to the joint venture have declared the loan to the venture to be in default, but have not demanded performance of our obligations under either the Performance and Completion Agreement or the Remargining Agreement. The Remargining Agreement requires us to pay to the Administrative Agent, upon default of the joint venture, an amount necessary to decrease the principal balance of the loan so that the outstanding balance does not exceed 70% of the value of the joint venture’s assets. Based on the estimated fair value of the assets of the joint venture, we recorded a $54.0 million obligation (which includes the $12.1 million letter of credit accrual), as of December 31, 2007, in connection with our obligation under the re-margining provisions of the loan agreement. We did not record any additional contingent liability under the completion guarantee as the $54.0 million accrual represents the full joint venture debt obligation of the joint venture.

During the year ended December 31, 2007, we evaluated the recoverability of our investment and receivables from TOUSA/Kolter for impairment under APB 18 and SFAS 114 respectively and recorded an impairment charge of $58.8 million representing the full value of our investment in and receivables from TOUSA/Kolter, net of deferred gains of $12.8 million which were deferred as a result of the contributed assets and contract assignments to TOUSA/Kolter. Additionally, we recorded an obligation of $18.9 million for performance bonds and letters of credit that we placed on behalf of the joint venture, as we consider it probable that we will be required to reimburse these amounts for development remaining to be completed.

Centex/TOUSA at Wellington, LLC

In December 2005, we entered into a joint venture with Centex Corporation to form Centex/TOUSA at Wellington, LLC (“Centex/TOUSA at Wellington”) for the purpose of acquiring, developing and selling approximately 264 homesites in a community in South Florida. The joint venture obtained a term loan of which $31.0 million was outstanding as of December 31, 2007. The credit agreement requires us to construct and complete the horizontal development of the lots and related infrastructure in accordance with certain agreed upon plans. On August 31, 2007, Centex/TOUSA at Wellington received a notice from the lender requiring the joint venture members to contribute approximately $10.0 million to the joint venture to reduce the outstanding term loan in order to comply with the 60% loan-to-value ratio covenant. We have not made the required equity contribution.

We evaluated the recoverability of our investment in and receivables from Centex/TOUSA at Wellington for impairment under APB 18 and SFAS 114 respectively, and recorded an impairment of $11.6 million representing the full value of our investment in and receivables from Centex/TOUSA during the year ended December 31, 2007. Based on the estimated fair value of the assets of the joint venture, we recorded a $15.5 million obligation, as of December 31, 2007, in connection with our obligation under the re-margining provisions of the loan agreement which represents our portion of the joint venture’s outstanding debt. We did not record any additional contingent liability under the completion guarantee as the $15.5 million accrual represents our portion of the full joint venture debt obligation.

Layton Lakes Joint Venture

In connection with our joint venture with Lennar Corporation (the “Layton Lakes Joint Venture”) to acquire and develop land, townhome properties and commercial property in Arizona, we entered into a Completion and Limited Indemnity Agreement for the benefit of the lender to the joint venture. The agreement required us to maintain a tangible net worth of $400.0 million. As a result of the decrease in our tangible net worth, this covenant has been breached and the outstanding $60.0 million loan to the joint venture is in default. The default has not been cured and the lender, in its discretion, may accelerate the loan, foreclose on its liens, and exercise all other contractual remedies, including our completion guaranty. In addition, the operating agreement of the joint venture states that a breach by a member of any covenant of such member contained in any loan agreement entered into in connection with the financing of the property is an event of default. Under the operating agreement, a defaulting member does not have the right to vote or otherwise participate in the management of the joint venture until the default is cured. A defaulting member may not take down any lots from the joint venture.

The joint venture’s loan requires that the outstanding loan balance may not exceed 65% of the value of the joint venture’s assets. Based on an appraisal obtained by the bank, the joint venture has been notified that a principal payment is required in order to maintain the specified loan to value ratio. The joint venture has failed to make such principal payment.

Additionally, we have not made the $1.0 million capital contribution to the joint venture required under the operating agreement and as a result Lennar Corporation made a member loan to the joint venture for $0.7 million. We have been informed by Lennar that the interest on the loan accrues at 20% and that the principal and the interest are due immediately. Under the operating agreement, the joint venture is not obligated to convey lots to us until the loan and related interest are repaid.

We evaluated the recoverability of our investment in and receivables from Layton Lakes Joint Venture for impairment under APB 18 and SFAS 114 respectively and recorded an impairment charge of $24.9 million representing the full value our investment in and receivables from Layton Lakes Joint Venture. Additionally, we recorded an obligation of $4.4 million for performance bonds that we placed on behalf of the joint venture, as we consider it probable that we will be required to reimburse these amounts for development remaining to be completed. We did not record any obligation under the re-margining provision as we are not a party to the re-margining agreement. We did not record any additional contingent liability under the completion guarantee as based on the estimated fair value of the assets of the joint venture, we do not believe that it is probable that we will called to perform under the completion obligation. Should we be called to perform under the completion agreement in the future, we estimate that our portion of the costs to be incurred approximate $26.6 million.

Transeastern JV

See discussion in Part I, Item 1 section of this Form 10-K.

Other

During the year ended December 31, 2007, we evaluated the recoverability of our investment in and receivables from an unconsolidated joint venture located in Colorado, under APB 18 and SFAS 114 respectively, and recorded an impairment of $2.8 million, which is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Certain of our unconsolidated joint venture agreements require the ventures to allocate earnings to the members using preferred return levels based on actual and expected cash flows throughout the life of the venture. Accordingly, determination of the allocation of the members’ earnings in these joint ventures can only be certain at or near the completion of the project and upon agreement of the partners. In order to allocate earnings, the members of the joint venture must make estimates based on expected cash flows throughout the life of the venture. During the year ended December 31, 2006, two of our unconsolidated joint ventures neared completion, which allowed the joint venture to adjust the income allocation to its members based on the final cash flow projections. The reallocation of earnings resulted in the recognition of an additional $5.9 million in income from unconsolidated joint ventures during the year ended December 31, 2006. We have evaluated these revisions in earnings allocations under SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Opinion No. 20 and FASB Statement No. 3, and have appropriately accounted for this change in estimate in our December 31, 2006 consolidated financial statements.

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

During the year ended December 31, 2006, we evaluated the recoverability of our investment in and receivables from an unconsolidated joint venture located in Southwest Florida, under APB 18 and SFAS 114 respectively, and recorded an impairment of $7.7 million, which is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

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

As a result of our senior and senior subordinated notes offerings, as of December 31, 2007, $1.1 billion of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility, term loans and warehouse lines. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. As of December 31, 2007, we had an aggregate of approximately $692.4 million drawn under our Revolving Loan Facility, term loans and warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $6.9 million per year.

On July 31, 2007, as part of the global settlement related to the Transeastern JV, we entered into (1) a new $200.0 million aggregate principal amount first lien term loan facility which expires on July 31, 2012 and (2) a new $300.0 million aggregate principal amount second lien term loan facility which expires on July 31, 2013. The interest rates relative to these borrowings fluctuate with the LIBOR or Federal Funds lending rate.

The failure to pay interest on certain notes and the filing of the Chapter 11 cases have constituted events of default or otherwise triggered repayment obligations under a number of instruments and agreements relating to our direct and indirect financial obligations. As a result of the events of default, all our obligations became automatically and immediately due and payable and have been reflected as such in the following table. We believe that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 cases.

The following table presents the future principal payment obligations and weighted average interest rates associated with our debt instruments assuming our actual level of indebtedness as of December 31, 2007 (dollars in millions):

	Expected Maturity Date
							Fair
Liabilities	2008	2009	2010	2011	2012	Thereafter	Value

Debt
Fixed rate (7 1/2)%	$325.0	—	—	—	—	—	$13.0
Fixed rate (8 1/4)%	250.0	—	—	—	—	—	107.3
Fixed rate (9)%	300.0	—	—	—	—	—	124.3
Fixed rate (10 3/8)%	185.0	—	—	—	—	—	10.6
Fixed rate, Senior Subordinated PIK Notes (14 3/4%)	21.3	—	—	—	—	—	0.2
Variable rate, First Lien Term Loan Facility (9.8% at December 31, 2007)	199.0	—	—	—	—	—	199.0
Variable rate, Second Lien Term Loan Facility (12.8% at December 31, 2007)	317.1	—	—	—	—	—	317.1
Variable rate, credit facility (11.25% at December 31, 2007)	168.5	—	—	—	—	—	168.5
Variable rate, warehouse lines of credit (6.6% at December 31, 2007)	7.8	—	—	—	—	—	7.8

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

Financial statements and supplementary data for us are on pages F-1 through F-66.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2007. Based on such evaluation, such officers have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included on page F-2 of this Form 10-K. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included on page F-3 of this Form 10-K.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

On August 8, 2007, we submitted to the New York Stock Exchange an “Annual CEO Certification,” signed by our Chief Executive Officer, certifying that our Chief Executive Officer was not aware of any violation by the Company of the New York Stock Exchange’s corporate governance listing standards. Additionally, we have filed as exhibits to this Form 10-K the CEO/CFO Certifications required under Section 302 of the Sarbanes-Oxley Act.

Set forth in the table below is a list of the Company’s directors and executive officers, serving at the time of the filing of this Report, together with certain biographical information, including their ages as of March 15, 2008:

Directors	Age	Principal Occupation

Konstantinos Stengos	71	Chairman of the Board, TOUSA, Inc. and President and Managing Director, Technical Olympic S.A.
Antonio B. Mon	62	Chief Executive Officer and Vice Chairman of TOUSA, Inc.
Andreas Stengos	45	Executive Vice President and General Manager, Technical Olympic S.A.
George Stengos	41	Managing Director, Mochlos S.A.
Marianna Stengou	30	Vice President, Porto Carras Campus Hospitality Studies S.A.
Larry D. Horner	74	Retired, Chairman and Chief Executive Officer of KPMG LLP
William A. Hasler	66	Private Investor
Tommy L. McAden	45	Executive Vice President and Chief Financial Officer, TOUSA, Inc.
Michael J. Poulos	77	Private Investor
Susan B. Parks	51	Chief Executive Officer, Walkstyles, Inc.
J. Bryan Whitworth	69	Of Counsel, Wachtell, Lipton, Rosen & Katz

Officers	Age	Principal Occupation

John Boken	45	Chief Restructuring Officer, TOUSA, Inc.
George Yeonas	53	Executive Vice President and Chief Operating Officer TOUSA, Inc.
Paul Berkowitz	59	Executive Vice President and Chief of Staff, TOUSA, Inc.
Michael Glass	49	President, Financial Services, TOUSA, Inc.
Angela Valdes	38	Vice President and Chief Accounting Officer, TOUSA, Inc.

Directors

Konstantinos Stengos has been the Chairman of our Board since December 15, 1999. Mr. Stengos has served as the President and Managing Director of Technical Olympic S.A. (“TOSA”), our parent company, since he formed TOSA in 1965. Mr. Stengos has also served as Director and President of Technical Olympic Services, Inc. (“TOSI”) since October 2003. Mr. Stengos has been the Chairman and President of Mochlos S.A., a subsidiary of TOSA, from December 2002 till June 2003 and from May 2004 till today. Mr. Stengos has been the Chairman, President and Managing Director of the same company from June 2003 till May 2004. Mr. Stengos served as Chairman, President and Managing Director of Porto Carras S.A. from December 1999 to June 2004 and as Chairman and President of the same company from June 2004 to October 2005 and from June 2007 till today.

Antonio B. Mon has been a director of the Company, and our Executive Vice Chairman, Chief Executive Officer, and President, since June 25, 2002. From October 2001 to June 2002, Mr. Mon served as the Chief Executive Officer of Technical Olympic, Inc., our former parent company (“TOI”). From May 2001 to October 2001, Mr. Mon was a consultant to TOI. From 1997 to 2001, Mr. Mon was the Chairman of Maywood Investment Company, LLC, a private firm engaged in private equity investments and general consulting. In 1991, Mr. Mon co-founded Pacific Greystone Corporation, a west coast homebuilder that merged with Lennar Corporation in 1997, and served as its Vice Chairman from 1991 to 1997. Prior to 1991,

Mr. Mon worked in various positions for The Ryland Group, Inc. (a national homebuilder), M.J. Brock Corporation (a California homebuilder), and Cigna Corporation (a financial services corporation).

Andreas Stengos has been a director of the Company since 1999 and Executive Vice President since May 2006. Since October 2003, Mr. Stengos has served as a director, Executive Vice President and Treasurer of TOSI. Mr. Stengos served as the Managing Director of TOSA from 1989 to 1995 and as General Manager and Technical Director of TOSA from 1995 through June 2004. Since June 2004, Mr. Stengos has served as the Executive Vice President and General Manager of TOSA, and as the General Manager and Executive Vice President of Mochlos, S.A.

George Stengos has been a director of the Company since 1999, and has served as our Executive Vice President since April 2004. Since October 2003, Mr. Stengos has served as a director, Vice President, and Secretary of TOSI. From 2001 to December 2002, Mr. Stengos served as President and Chairman of the Board of Mochlos S.A., a subsidiary of TOSA, and is currently Managing Director of Mochlos S.A. From 1993 to 2000, Mr. Stengos was Executive Vice President of Mochlos S.A. Mr. Stengos has also served as Managing Director of TOSA since June 30, 2004. Mr. Stengos was also charged relating to the 1999 sale of certain shares of TOSA discussed above and those charges were dismissed in January 2007.

Marianna Stengou has been a director of the Company since 2004. Ms. Stengou has served as Vice President of Porto Carras Campus Hospitality Studies S.A., an affiliate of TOSA, since April 2002. Ms. Stengou has served in a variety of positions at TOSA, including most recently as Director of Human Resources and Quality, from January 2000 to June 2006. Ms. Stengou served as President and Managing Director of Toxotis Construction S.A., a subsidiary of TOSA, from November 1997 to June 2004. Ms. Stengou has been a director of TOSA since June 2003. Ms. Stengou has also served as Executive Director of Mochlos S.A., a subsidiary of TOSA, from June 2005 to June 2006 and as Director of the same company from July 2006 till today.

Larry D. Horner has been a director of the Company since 1997. Mr. Horner served as Chairman of Pacific USA Holdings Corp., a subsidiary of Pacific Electric Wire and Cable Co., a cable manufacturer, from 1994 to 2001, and was Chairman of the Board of Asia Pacific Wire & Cable Corporation Limited, a manufacturer of copper wire, cable and fiber optic wire products, with operations in Southeast Asia, which was publicly traded on the New York Stock Exchange until 2001. He is also a former director of Atlantis Plastics, Inc. (a manufacturer of plastic films and plastic components), UT Starcom, Inc. (a provider of wireline, wireless, optical, and access switching solutions), Clinical Data, Inc.(a provider of biogenetics), and New River Pharmaceuticals, Inc. , Mr. Horner was formerly a director of ConocoPhillips (an energy company) and American General Corp. (an insurance company). Mr. Horner was formerly associated with KPMG LLP, a professional services firm, for 35 years, retiring as Chairman and Chief Executive Officer of both the U.S. and International firms in 1991. Mr. Horner is a certified public accountant.

William A. Hasler has been a director of the Company since 1998. Mr. Hasler served as Co-Chief Executive Officer of Aphton Corporation, a biopharmaceutical company, from July 1998 to January 2004. From August 1991 to July 1998, Mr. Hasler served as Dean of the Haas School of Business at the University of California at Berkeley. Prior to that, he was both Vice Chairman and a director of KPMG LLP, a professional services firm. Mr. Hasler also serves on the boards of Mission West Properties (a real estate investment trust), DiTech Networks (a global telecommunications equipment supplier for voice networks), Schwab Funds (a mutual fund company), Harris-Stratex Networks (a provider of high-speed wireless transmission solutions), and Genitope Corporation (a biopharmaceutical company), Mr. Hasler is a certified public accountant.

Tommy L. McAden has been a director of the Company since May 2005. Mr. McAden became our Chief Financial Officer on January 18, 2008. From April 2004 until then, Mr. McAden served as our Executive Vice President — Strategy and Operations. Mr. McAden also served as our Vice President of Finance and Administration, Chief Financial Officer, and Treasurer from June 2002 to April 2004. Mr. McAden served as a director, Vice President, and Chief Financial Officer of TOI from January 2000 to June 2002. From 1994 to December 1999, Mr. McAden was Chief Accounting Officer of Pacific USA Holdings Corp. and Chief Financial Officer of Pacific Realty Group, Inc., which was our former 80% stockholder.

Michael J. Poulos has been a director of the Company since 2000. Mr. Poulos serves as a director of Forethought Financial Group, Inc., a privately-held life insurance company, headquartered in Indianapolis, Indiana. Mr. Poulos served as Chairman, President, and Chief Executive Officer of Western National Corporation, a life insurance holding company, from 1993 until 1998 when he retired. Mr. Poulos worked for American General Corporation, from 1970 to 1993, and served as its President from 1981 to 1991 and as its Vice Chairman from 1991 to 1993. He also served as a Director of American General Corporation from 1980 to 1993; and again from 1998 to 2001.

Susan B. Parks has been a director of the Company since 2004. She is the founder and, since September 2003, Chief Executive Officer of WalkStyles, Inc., a consumer products company. Prior to becoming an entrepreneur, Ms. Parks was with Kinko’s, a multibillion dollar document solutions and business services company, from August 2002 until September 2003, where she served as the Executive Vice President of Operations. From August 2000 to January 2002, Ms. Parks was with Gateway, a personal computer and related products company, where she served as Senior Vice President of US Markets for Gateway, leading their US Market business unit, and Senior Vice President of the Gateway Business division. Ms. Parks also spent approximately five years with U.S. West, a telecommunications company, serving in a succession of senior positions and has served in various leadership positions at both Mead Corporation and Avery-Dennison.

J. Bryan Whitworth has been a director of the Company since January 2005. Mr. Whitworth has been Of Counsel at Wachtell, Lipton, Rosen & Katz, a leading corporate and securities law firm, since May 2003. Prior to joining Wachtell, Lipton, Rosen & Katz, Mr. Whitworth served as Executive Vice President of ConocoPhillips, a global integrated petroleum company, from September 2002 to March 2003. Mr. Whitworth joined ConocoPhillips in 2002, following the merger of Conoco Inc. and Phillips Petroleum Company. Prior to the merger, Mr. Whitworth spent more than 30 years with Phillips Petroleum Co., most recently serving as the Executive Vice President and Chief Administrative Officer of that company. Mr. Whitworth also served as Phillips Petroleum’s Senior Vice President of Human Resources, Public Relations and Government Relations, as well as its General Counsel.

Officers

John R. Boken was appointed TOUSA’s Chief Restructuring Officer in January 2008. Mr. Boken has been an employee of Kroll Zolfo Cooper LLC, an affiliate of KZC Services, LLC, (“collectively, KZC”) for over five years. Mr. Boken has been a managing director at Kroll Zolfo Cooper LLC since January 2004. He specializes in providing restructuring advisory and crisis management services to financially distressed companies and their creditors. As part of his employment at KZC, from May 2005 until October 2007, Mr. Boken was Chief Restructuring Officer of auto supplier Collins & Aikman Corporation during its chapter 11 proceeding. From May 2005 through December 2005, he was Chief Executive Officer of Entegra Power Group upon its emergence from bankruptcy. From May 2003 through December 2003, Mr. Boken was President and Chief Operating Officer of NRG Energy, Inc. in its Chapter 11 case. Prior to joining KZC in July 2002, Mr. Boken was the managing partner of the Los Angeles corporate restructuring practice of Arthur Andersen. Mr. Boken will become our Chief Executive Officer immediately after the filing of the Annual Report on Form 10K.

George Yeonas became our Executive Vice President and Chief Operating Officer of TOUSA, Inc. and President of TOUSA Homes, Inc. in January 2008. Prior to that, Mr. Yeonas was Executive Vice President of TOUSA Homes since May 2005. Between November 2004 and May 2005, Mr. Yeonas provided consulting services to the Company. Prior to joining TOUSA Homes, Mr. Yeonas was a partner and chief operating officer of Rocky Gorge Homes. From 1997 to 2002, he was Chief Operating Officer, a Board Director and Chief Executive Officer of The Fortress Group. Before The Fortress Group, he held executive level positions with Arvida, NVR, and Trammell Crow.

Paul Berkowitz became our Executive Vice President and Chief of Staff in January 2007. Before joining TOUSA, Mr. Berkowitz was a principal shareholder at Greenberg Traurig, LLP, a major international law firm, where he served a wide variety of clients. Mr. Berkowitz concentrated on corporate and securities law and has extensive experience in financing transactions, public and private offerings, and mergers and acquisitions.

Michael Glass became our President of Financial Services in July 2006, overseeing the operations of Universal Land Title, Inc., Preferred Home Mortgage Company, and Alliance Insurance and Information Services, LLC each a subsidiary of TOUSA. Mr. Glass founded Universal Land Title in 1986. He is active in local, state, and national organizations to set industry standards. In addition, he headed the acquisition of Alliance Insurance and Information Services offering homeowner’s insurance products to TOUSA homebuyers.

Angela Valdes became our Chief Accounting Officer in July 2007. Prior to that, Ms. Valdes served as TOUSA’s Corporate Controller since 2002 and Vice President since July 2006. Ms. Valdes oversees TOUSA’s accounting and financial reporting functions. Prior to joining TOUSA, Ms. Valdes spent 11 years in public accounting at Ernst & Young LLP, specializing in publicly-traded companies with a focus on the real estate industry. Ms. Valdes is a certified public accountant.

Certain Legal Proceedings

As a result of our Chapter 11 cases, Ms. Stengou, Ms. Parks and Messrs. Konstantinos Stengos, George Stengos, Andreas Stengos, Mon, Horner, Hasler, McAden, Poulos and Whitworth have each served as directors of a company that filed a petition under the federal bankruptcy laws within the last five years. Similarly, as officers or directors of TOUSA and/or certain of our subsidiaries, Ms. Valdes and Messrs. Boken, Yeonas, Berkowitz and Glass have served as directors or executive officers of a company that filed a petition under the federal bankruptcy laws within the last five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our outstanding common stock to file with the Commission reports of changes in their ownership of common stock. Directors, officers, and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% stockholders were satisfied.

Stockholder Nominees to Board of Directors

We have not adopted procedures by which stockholders may recommend director candidates for consideration because we do not intend to hold annual meetings of stockholders during the pendency of our Chapter 11 cases.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics covers a wide range of business practices and procedures. The Code is just one part of our comprehensive compliance program. It is designed to supplement, not be a substitute for, other policy statements and compliance documents which may be published from time to time by TOUSA and its subsidiaries. The Code applies to all of our directors, the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer, the Controller, and any other officers, associates, agents and representatives, including consultants. The Code requires that each individual deal fairly, honestly and constructively with governmental and regulatory bodies, customers, suppliers, and competitors, and it prohibits any individual’s taking unfair advantage through manipulation, concealment, abuse of privileged information, or misrepresentation of material fact. Further, it imposes an express duty to act in our best interests and to avoid influences, interests or relationships that could give rise to an actual or apparent conflict of interest. Conflicts of interest are prohibited as a matter of policy, except under guidelines approved by the Board of Directors. Conflicts of interest may not always be clear-cut, so if there is ever a question, associates are instructed to consult with higher levels of management or the Chief of Staff. There can be no waiver of any part of this Code for any director or officer except by a vote of the Board of Directors or a designated board committee that will ascertain whether a waiver is appropriate under all the circumstances. In case a waiver of this Code is granted to a director or officer, notice of such waiver will be posted on our website within five days of the Board of Director’s vote or will be otherwise disclosed as required by applicable law. We granted no waivers under our Code in 2007. A copy of the Code is posted on our website at www.tousa.com.

Ethics Hotline

We strongly encourage our associates to raise possible ethical issues and offer several channels by which employees and others may report ethical concerns or incidents, including, without limitation, concerns about accounting, internal controls or auditing matters. We provide an Ethics Hotline that is available 24 hours a day, seven days a week. Individuals may choose to remain anonymous. We prohibit retaliatory actions against anyone who, in good faith, raises concerns or questions regarding ethics, discrimination or harassment matters, or reports suspected violations of other applicable laws, regulations or policies. Calls to the Ethics Hotline are received by a vendor, which reports the calls to our Assistant Vice President of Internal Audit and our Vice President of Human Resources for review and investigation.

Audit Committee and Designated Audit Committee Financial Experts

The Audit Committee consists of Messrs. Hasler, Poulos, and Whitworth. Our Board of Directors has determined that each of Messrs. Hasler and Poulos is an “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commission, and that, in the business judgment of the Board of Directors, Mr. Whitworth is financially literate. Mr. Hasler serves on the audit committees of three publicly traded companies in addition to serving as the chair of the Company’s Audit Committee. The Board of Directors has determined that such simultaneous service by Mr. Hasler does not impair his ability to serve on the Company’s Audit Committee.

The Audit Committee generally has responsibility for:

•	appointing, overseeing, and determining the compensation of our independent registered public accounting firm;

•	reviewing the plan and scope of the accountants’ audit;

•	reviewing our audit and internal control functions;

•	approving all permitted non-audit services provided by our independent registered public accounting firm; and

•	reporting to our full Board of Directors regarding all of the foregoing.

The Audit Committee meets with the independent registered public accounting firm and our management in connection with its review and approval of the unaudited financial statements for inclusion in our Quarterly Reports on Form 10-Q and the annual audited financial statements for inclusion in our Annual Report on Form 10-K. Additionally, the Audit Committee provides our Board of Directors with such additional information and materials as it may deem necessary to make our Board of Directors aware of significant financial matters that require its attention. The Audit Committee held 8 meetings during the year ended December 31, 2007 and no actions in writing were taken. Although our shares are no longer listed on the New York Stock Exchange, we believe that our Audit Committee’s financial experts are independent as defined in the New York Stock Exchange Listing Standards. The Audit Committee’s goals and responsibilities are set forth in a written Audit Committee charter, a copy of which can be found on the Company’s website, www.tousa.com, under “Investor Information — Corporate Governance.”

ITEM 11.	Executive Compensation

COMPENSATION COMMITTEE REPORT

The Compensation, Human Resources and Benefits Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with members of senior management. Based on these reviews and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in TOUSA’s Annual Report on Form 10-K.

Compensation, Human Resources and Benefits Committee

Michael J. Poulos — Chairman
Larry D. Horner
Susan B. Parks

COMPENSATION DISCUSSION AND ANALYSIS

This discussion and analysis discusses and analyzes the objectives and manner of implementation of our executive compensation programs for our executive officers identified in the Summary Compensation Table below. This analysis should be read in conjunction with the compensation related tables that immediately follow this discussion and analysis. This discussion and analysis was prepared in cooperation with our Compensation Committee, the members of which have reviewed this discussion and analysis.

Compensation Philosophy

Guiding Principles.  Our compensation philosophy was developed to balance and align the goals of stockholders and executive management. As noted below, our compensation philosophy has been modified as a result of the filing of our Chapter 11 cases. Because a given year’s results are seldom the immediate or sole consequence of executive actions taken in that year, the Human Resources, Compensation and Benefits Committee pursues a compensation policy that recognizes efforts, results, and responsibilities over the long-term. In administering compensation policy, the Compensation Committee establishes executive officers’ base salaries and variable compensation, consisting of cash bonuses and various types of longer-term incentives.

Traditionally, the Compensation Committee’s decision making process encompasses three underlying principles:

•	compensation should be adequate to attract and retain qualified associates;

•	compensation paid to such associates should be based on their individual duties and responsibilities and their relative contribution to overall results; and

•	compensation should reflect remuneration levels for comparable positions inside and outside the organization. The Committee reviews the Company’s compensation policies at least annually with its overall review of executive compensation.

Since the filing of our Chapter 11 cases, to assist in achieving our objectives, our Compensation Committee has been engaged in developing, with the assistance of Towers, Perin, compensation packages that are designed to reward not only individual contributions but also our corporate achievement of certain pre-determined milestones in our Chapter 11 restructuring. This program is designed to encourage our management team to pursue strategic opportunities in the design, building and marketing of our homes, while effectively managing the risks and challenges inherent to a company experiencing a Chapter 11 restructuring.

Our program is intended to attract, motivate, reward and retain the management talent required to achieve our corporate objectives. We analyze our competitors’ compensation principles. Our philosophy is that we need to pay our senior associates between the mean and 75th percentile in order to retain the senior associates in light of intense competition for senior managers in the homebuilding industry. Our compensation philosophy puts a strong emphasis on pay for performance to correlate the long-term growth of value with management’s most significant compensation opportunities. In addition, we support a performance oriented environment that rewards achievement of both our internal goals and enhanced Company performance as measured against performance levels of comparable companies in the industry. Finally, we believe that the Company must have the flexibility to deal with market conditions which are outside the control of management and to establish a compensation program designed to attract, motivate and retain executive officers, particularly in light of the severe challenges currently facing the homebuilding industry. As such, the Company may elect to pay bonuses related to the achievement of goals that are not tied to arithmetic formulas.

In the past, the four primary components of compensation for our senior executives were base salary, annual cash incentive bonus, our performance unit program, and a stock option and restricted stock plan. None of the units granted pursuant to the performance unit program vested. Therefore all of the units automatically expired on December 31, 2007 and no units will be granted in the future.

The relative weighting of the four components was designed to strongly reward long-term performance. Base pay was targeted at or below median market levels and typically represents (12% to 15%) of total annual compensation. The annual cash incentive component is targeted at the 60th percentile of our peer group and depends on the achievement of annual performance objectives that are established in advance of the performance year being measured. If performance objectives are met, this component would represent approximately (20% to 30%) of total annual compensation. Finally, the long-term equity component was (55% to 60%) of total annual compensation.

Determination of Compensation.  Our Compensation Committee is composed entirely of independent outside directors and is responsible for setting our compensation policy. The Compensation Committee has responsibility for setting each component of compensation for the chief executive officer and utilizes the services of Towers Perrin in developing the CEO Annual Incentive Bonus Plan described below. The Compensation Committee is also responsible for setting the total compensation of members of the Board of Directors. The chief executive officer and the vice president of human resources develop initial recommendations for all components of compensation for the direct reports of the chief executive officer and present their recommendations to the Compensation Committee for review and approval. Mr. Mon presents an evaluation of the executive officers who report directly to him to the Committee. The evaluation was based on performance by each of the executive officers against certain criteria. A primary measure was financial performance as against budget. Review of performance with respect to our strategic plans was also considered. Rather than employing strictly formulaic approaches, these factors were considered as a whole to determine compensation.

Tax Deductibility of Pay.  Under Section 162(m) of the Internal Revenue Code, compensation in excess of $1 million that is not paid pursuant to a plan approved by stockholders and does not satisfy the performance-based exception of Section 162(m) is not deductible as a compensation expense by us. Compensation decisions for the executive officers are made with full consideration of the implications of Section 162(m). Although the Compensation Committee intends to structure arrangements in a manner that preserves deductibility under Section 162(m), it believes that maintaining flexibility is important and reserves the right to pay amounts or make awards that are nondeductible.

Recoupment of Annual Incentives.  The Compensation Committee will evaluate the facts and circumstances surrounding any restatement of earnings (should one occur) and, in its sole discretion, may accordingly adjust compensation of the chief executive officer and others as it deems appropriate, especially related to annual cash incentive awards.

Components of Our Compensation Program

Base Pay.  The base pay component of total compensation is paid in cash on a semi-monthly basis. The levels of base salaries are generally targeted at or below the median level of the peer group, typically around the 45th percentile. The individual’s relative position of the median pay level is based on a variety of factors, including experience and tenure in a position, scope of responsibilities, individual performance and personal contributions to corporate performance. Annual increases, if any, are based on these same factors. Highly experienced and long-tenured executives would not typically receive an increase in base pay each year. The median pay levels are determined from survey information provided by nationally recognized consulting firms that gather compensation data from many companies. The specific companies included in the peer group are: WCI Communities, Jim Walter Homes, Taylor Morrison, Inc., NVR, Meritage, Kimball Hill Homes, DR Horton, Centex Homes, Pulte, Mercedes Homes, Lennar Homes, K. Hovnanian Enterprises, Inc. KB Home, M.D.C. Holdings, Inc., The Ryland Group, Inc., Standard Pacific Corporation and Taylor Woodrow, Inc.

Cash Incentive Bonus.  The bonus formulas contained in the employment agreements of our senior officers are designed to reward personal contribution and performance, measured by reference to performance measures tailored to the particular responsibilities of the specific senior officer, such as achievement of specified targets for return on equity, net income, divisional profit goals, divisional contribution targets, customer service rankings, and/or overall performance. In the budgeting process, a profit goal contribution target is set and minimum threshold performance criteria for officers must be reached before any bonus awards will be granted. In addition, the individual performance of each senior officer and/or any extraordinary or unusual circumstances or events are taken into consideration in making bonus awards. As a result, the Compensation Committee has the discretion to and does, from time to time, grant discretionary bonuses in excess of the amounts resulting from the bonus formulae contained in the relevant employment agreements for our senior officers.

Executive Savings Plan.  Effective December 1, 2004, the Company implemented the TOUSA, Inc. Executive Savings Plan (the “Savings Plan”). The Savings Plan allows a select group of management or highly compensated employees of the Company or certain of the Company’s subsidiaries to elect to defer up to 90% of their salary and up to 100% of their bonus. The Company credits an amount equal to the compensation deferred by a participant to that participant’s deferral account under the Savings Plan. Each participant’s deferral account is credited with income, gains and losses based on the performance of investment funds selected by the participant from a list of funds designated by the Company. Participants are at all times 100% vested in the amounts that they choose to defer under the Savings Plan. The deferred compensation credited to a participant’s account is payable in cash, commencing upon a date specified in advance by the participant pursuant to the terms of the Savings Plan or, if earlier, the termination of the participant’s employment with the Company or its subsidiary, subject to certain provisions allowing accelerated distributions in the event of disability, certain “changes of control” of the Company and/or unforeseeable emergencies. The Company does not make any contributions under the Savings Plan and may terminate the Savings Plan and discontinue any further deferrals under the Savings Plan at any time. The obligation to make distributions from participant accounts under the Savings Plan is an unsecured, general obligation of the Company.

Health and Insurance Plans.  The Named Executive Officers are eligible to participate in company-sponsored benefit programs on the same terms and conditions as those made available to salaried associates generally. Basic health benefits, life insurance, disability benefits and similar programs are provided to ensure that associates have access to healthcare and income protections for themselves and their family members. Under TOUSA’s medical plans, higher paid associates are required to pay a significantly higher amount of the total premiums, while the premiums paid by lower paid associates receive a higher subsidy from TOUSA.

Summary Compensation Table

The following tables present certain summary information concerning compensation earned for services rendered by (i) our Chief Executive Officer, Chief Financial Officer and our other three most highly compensated executive officers (the “Named Executive Officers”). The form of the tables is set by SEC regulations.

2007 EXECUTIVE COMPENSATION

											Change in
											Pension
									Non-Equity		Value and
							Stock	Option	Incentive Plan		NQDC	All Other
			Salary		Bonus		Awards	Awards	Compensation		Earnings	Compensation		Total
Name and Principal Position	Year		($)		($)		($)	($)	($)		($)	($)		($)

Antonio B. Mon	2007		1,288,408	(1)	898,061	(2)	—	—	—		—	654,864	(3)	2,841,333
Chief Executive Officer	2006		1,200,562		1,000,000		—	—	—		—	264,795	(4)	2,465,357
Stephen M. Wagman	2007		441,663		325,000		—	—	—		—	12,000	(5)	778,663
Executive Vice President &	2006		—		—		—	—	—		—	—
Chief Financial Officer
George C. Yeonas	2007		100,000		1,125,000		—	—	—		—	700,724	(6)	1,925,724
Exec Vice President —	2006		100,000		—		—	—	—		—	700,000	(6)	800,000
TOUSA Homes
Mark Upton	2007	(7)	450,973		2,156,495		—	—	—		—	7,200	(5)	2,614,668
Exec Vice President —	2006		420,000		1,229,900		—	—	770,100	(8)	—	97,294	(9)	2,517,294
TOUSA Homes
John Kraynick	2007	(7)	544,891		1,530,000		—	—	1,343,727	(10)	—	6,833	(11)	3,425,451
Vice President	2006		500,000		640,000		—	—	1,760,000	(10)	—	—		2,900,000
Harry Engelstein	2007	(7)	566,919		3,339,240		—	—	—		—	30,540	(12)	3,936,699
Chairman — TOUSA	2006		500,000		1,550,000		—	—	—		—	104,940	(13)	2,154,940
Homes

(1)	Mr. Mon waived his contractual right to annual 10% salary increases effective October 1, 2007.

(2)	Effective October 1, 2007, Mr. Mon waived his contractual right to an annual bonus of $1 million.

(3)	This amount includes $60,000 paid for life insurance policies, $51,636 paid in tax gross-up payments on such premiums, $36,286 for personal use of a corporate automobile, $38,065 for personal rental of a corporate condominium, $422,500 representing the excess of the fair market value over the purchase price paid by Mr. Mon for the condominium pursuant to the terms of his amended and restated employment agreement dated January 27, 2004, $40,437 tax gross-up on the automobile and condominium, and the balance represents the taxable portion of premiums paid by the Company on group term life insurance and tax gross-up payments on them.

(4)	This amount includes $60,000 paid for life insurance policies, $51,636 paid in tax gross-up payments on such premiums, $36,286 for personal use of a corporate automobile, $54,000 for personal use of a corporate apartment, $29,287 tax gross-up on the automobile and apartment, $25,646 for personal use of a corporate aircraft, and the balance represents the taxable portion of premiums paid by the Company on group term life insurance and tax gross-up payments on them.

(5)	This amount is the annual auto allowance received in 2007.

(6)	The $700,000 in 2006 and 2007 represent earnings from consultant services provided to the Company. The $724 is the taxable portion of premiums paid by the Company for group term life insurance in 2007.

(7)	Employment with the Company terminated December 31, 2007.

(8)	The annual bonus was based on the factors described in the Compensation and Discussion Analysis.

(9)	This amount represents the taxable proceeds from exercise of Company options and sale of shares.

(10)	The annual bonus was based on the factors described in the discussion of Mr. Kraynick’s employment agreement below.

(11)	This amount represents $2,763 for personal use of Company automobile, $2,000 for TOUSA executive physical reimbursement and $2,070 the taxable portion of premiums paid by the Company on group term life Insurance.

(12)	This amount represents the auto allowance, $12,000 and the taxable portion of premiums paid by the Company on group term life insurance, $18,540.

(13)	This amount represents the taxable proceeds from exercise of Company options and sale of shares, $74,400, auto allowance, $12,000 and the taxable portion of premiums paid by the Company on group term life insurance, $18,540.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the unexercised stock options and unvested restricted stock awards held at the end of fiscal year 2007 by the executive officers named in the Executive Compensation Table.

	Option Awards						Stock Awards
	Number of		Number of
	Securities		Securities				Number of	Market Value
	Underlying		Underlying				Shares or Units	of Shares or
	Unexercised		Unexercised		Option		of Stock Held	Units of Stock
	Options		Options		Exercise	Option	That Have	That Have
	Exercisable		Unexercisable		Price	Expiration	Not Vested	Not Vested
	(#)		(#)		($)	Date	(#)	($)

Antonio B. Mon	246,001	(1)(2)	643,160	(1)(2)	9.16	12/31/2012	—	—
	428,097	(1)(3)	—		9.16	12/31/2012	—	—
	658,636	(1)(4)	—		10.08	12/31/2012	—	—
	658,636	(1)(5)	—		11.09	12/31/2012	—	—
	658,639	(1)(6)	—		12.20	12/31/2012	—	—
	661,970		—		23.62	12/31/2017	—	—
	—		661,970	(7)	23.62	12/31/2018	—	—
Stephen Wagman	—		16,666	(8)	10.05	02/16/2017	—	—
	—		16,666	(8)	10.05	02/16/2018	—	—
	—		16,667	(8)	10.05	02/16/2019	—	—
George Yeonas	—		—		n/a	n/a	—	—
Mark Upton	9,375		—		10.08	03/03/2013	—	—
	18,750		—		10.61	03/03/2013	—	—
	18,750		—		11.14	03/03/2013	—	—
	18,750		—		11.67	03/03/2013	—	—
	—		18,750	(9)	12.20	03/03/2013	—	—
John Kraynick	9,375		—		17.25	03/03/2014	—	—
	9,375		—		18.98	03/03/2014	—	—
	9,375		—		20.88	03/03/2014	—	—
	—		9,375	(9)	22.96	03/03/2014	—	—
	—		9,375	(9)	25.25	03/03/2014	—	—
Harry Engelstein	7,500		—		10.61	03/03/2013	—	—
	7,500		—		11.14	03/03/2013	—	—
	7,500		—		11.67	03/03/2013	—	—
	—		7,500	(9)	12.20	03/03/2013	—	—
	11,250		—		17.25	03/03/2014	—	—
	11,250		—		18.98	03/03/2014	—	—
	11,250		—		20.88	03/03/2014	—	—
	—		11,250	(9)	22.96	03/03/2014	—	—
	—		11,250	(9)	25.25	03/03/2014	—	—

(1)	As a result of various gifts and transfers for estate planning purposes, Mr. Mon has transferred stock options to various family-controlled entities. The total set forth above includes (i) 622,749 shares issuable upon exercise of stock options that have already vested that are beneficially owned by Maywood Investment Company, LLC (“MIC”), (ii) 967,307 shares issuable upon exercise of stock options that have already vested that are beneficially owned by a trust for the benefit of Mr. Mon’s adult children (the “Trust”), and (iii) 1,059,953 shares issuable upon exercise of stock options that have already vested that are beneficially owned by Maywood Capital, LLC (“MC”). Mr. Mon is not the managing member of MIC, nor does he own or control majority of the membership interests in MIC, and, accordingly, he disclaims beneficial ownership of the stock options owned by MIC. Mr. Mon disclaims beneficial ownership of the stock options held by the Trust, and, although he has a pecuniary interest in MC, he also disclaims beneficial ownership of the stock options held by MC.

(2)	These options fully vest on December 31, 2009. However, these options are subject to accelerated vesting, in accordance with the following schedule, depending on whether and to what extent the Company’s common stock price exceeds the average common stock price of a specified peer group at the end of each performance period: 246,000 of 296,387 vested on December 31, 2004, none of 296,387 vested on December 31, 2005, and none of 296,387 vested on December 31, 2006.

(3)	These non-qualified options were immediately available on the grant date of December 31, 2002.

(4)	These non-qualified options vested on January 1, 2003.

(5)	These non-qualified options vested on January 1, 2004.

(6)	These non-qualified options vested on January 1, 2005.

(7)	These non-qualified stock options vest on December 31, 2008.

(8)	Mr. Wagman’s employment was voluntarily terminated on January 18, 2008. None of Mr. Wagman’s shares had vested as of the date of termination.

(9)	Mr. Upton, Mr. Kraynick and Mr. Engelstein voluntarily terminated their employment on December 31, 2007. Pursuant to the Amended and Restated Annual Long-Term Incentive Plan, the terminated optionees have three months from the date of termination to exercise their vested options. Any unvested options are cancelled effective the date of termination.

Employment Agreements

Antonio B. Mon

Effective July 26, 2003, Antonio B. Mon and the Company entered into an Amended and Restated Employment Agreement with a term ending on December 31, 2008. Pursuant to that agreement, Mr. Mon serves as our Chief Executive Officer, President, and Executive Vice Chairman, as well as one of our directors. The agreement provides that Mr. Mon will receive an initial base salary of $968,000 with annual increases of a minimum of 10% per year. Effective October 1, 2007, Mr. Mon waived his right to these increases and also waived his right to the remaining balance of $250,000 of his annual bonus of $1,000,000. Mr. Mon has also agreed to limit his right to reimbursement for financial and estate planning, tax advice and related legal costs to $10,000 in 2008 as opposed to the $42,350 to which he was contractually entitled. The employment agreement also allows Mr. Mon to use a corporate automobile and a corporate apartment located in Fort Lauderdale, Florida. In October 2007, Mr. Mon exercised his option to purchase the apartment at the Company’s original cost. On January 13, 2006, Mr. Mon’s employment agreement was amended (the “Amendment”) to replace the provisions in Mr. Mon’s then-existing employment agreement that granted Mr. Mon the right to receive an equity incentive compensation grant in each of 2007 and 2008 in an amount equal to one percent (1%) of the Company’s then outstanding shares on a fully-diluted basis. Although the form of the equity incentive compensation was to be mutually agreed upon by Mr. Mon and the Company, the employment agreement provided that the equity incentive compensation grant was to be the economic equivalent of options to purchase shares of the Company’s common stock with exercise prices (subject to specified adjustments) of $16.23 for the 2007 grant and $17.85 for the 2008 grant, vesting one year from the grant date and exercisable for ten years. If the equity incentive compensation contemplated in Mr. Mon’s employment agreement were granted in the form of stock options having the terms described above, the Company’s ability to deduct the compensation expense associated with such equity incentive compensation could be limited by the provisions of Section 162(m) of the Internal Revenue Code.

In order to avoid the potential for a loss of deductibility to the Company, and to address the impact of the provisions of Section 409A of the Code (which was adopted subsequent to the Company’s agreement to make the equity incentive compensation grants described above), the Amendment provides that in lieu of the foregoing equity incentive compensation, the Company granted Mr. Mon an option to purchase 1,323,940 shares of the Company’s common stock (which equals approximately 2% of the Company’s outstanding common stock on a fully-diluted basis as of December 31, 2005) (the “2006 Option Grant”). The Company also agreed to pay Mr. Mon an additional cash bonus for 2006 of $8,711,525 (the “Additional 2006 Bonus”) upon satisfaction of certain criteria intended to satisfy the requirements of Section 162(m) of the Code. The criteria were not met and the payment was not made. The options have an exercise price of $23.62 per share (which was the closing price of a share of the Company’s common stock on the New York Stock Exchange on January 13, 2006) and vest in equal installments on December 31, 2007 and December 31, 2008, subject to acceleration in the event that Mr. Mon is terminated by the Company for any reason other than cause or if Mr. Mon terminates his employment for good reason. The options are exercisable for ten years from the date of vesting.

On July 24, 2007, the Committee adopted the 2007 CEO Annual Incentive Bonus Plan which is applicable to Mr. Mon. The plan is designed to reward, through additional cash compensation, the CEO for his contributions related to the Company’s recapitalization and restructuring of the Transeastern Joint Venture. Pursuant to the plan, the target annual incentive bonus for 2007 is $4.5 million (the “Target Award”). Fifty percent of the Target Award is earned if, and only if, the Committee in good faith determines that the Company (i) has completed the Transeastern transactions by December 31, 2007 and (ii) is not, as of December 31, 2007, in default of a financial covenant or other material provision under any financing arrangements to which we are a party as of July 24, 2007 (the “Compliance Target”). The other fifty percent of the Target Award (the “EBITDA Target”) is earned, if, and only if, the Committee in good faith determines that the Company has met a specified EBITDA target for calendar year 2007. In the event the Committee determines in good faith that the Company has exceeded the EBITDA Target for 2007, the CEO is entitled to an additional bonus payment in an amount equal to 1.5% of the amount by which the Company’s EBITDA for 2007 exceeds the EBITDA Target.

Mr. Mon and the Company have agreed that the Compliance Target has not been met. The Committee has determined that the EBITDA target has been met and the Company has recorded the liability. However, the obligation is prepetition and any recovery will be part of the bankruptcy claims process.

On May 23, 2008, the Company and Mr. Mon entered into an Executive Vice Chairman Agreement. Subject to the terms of the agreement, effective with the filing of this Annual Report on Form 10-K, Mr. Mon has relinquished the position of Chief Executive Officer and President and will remain in his position as Executive Vice Chairman of TOUSA’s Board of Directors for so long as he is a director of the Company and until the earliest to occur of December 31, 2008, the effective date of the Company’s plan of reorganization submitted in connection with the Company’s and its subsidiaries Chapter 11 cases and thirty (30) days following the delivery of written notice from the Company or Mr. Mon indicating an intention to terminate the Agreement. The agreement provides that Mr. Mon’s current salary decreased to $300,000 per annum commencing August 1, 2008.

George Yeonas

Mr. Yeonas’ employment with the Company is governed by an employment agreement dated January 1, 2008. The agreement provides for an annual salary of seven hundred and fifty thousand dollars ($750,000) and an annual bonus of one hundred percent (100%) of Mr. Yeonas’ annual salary, subject to the approval of the Board of Directors or relevant Board Committee. If Mr. Yeonas’ employment is terminated by the Company without cause or by Mr. Yeonas for good reason, Mr. Yeonas will be entitled to receive (i) his base salary for the greater of one year or the remainder of the agreement term (as it may be extended from time to time), (ii) a bonus for the year of termination calculated in accordance with the terms of the employment agreement, (iii) an additional bonus for one year equal to the bonus paid pursuant to (ii) above, (iv) the value of any benefits and perquisites that would have been provided during the remainder of the agreement term, and (v) any Accrued Obligations. If Mr. Yeonas’ employment is terminated for cause or if Mr. Yeonas resigns, he is entitled to receive any Accrued Obligations. If Mr. Yeonas’ employment is terminated due to disability or death, he or his estate is entitled to receive any Accrued Obligations, plus a pro-rated bonus for the year of termination. In addition, the employment agreement provides Mr. Yeonas the right to terminate the employment agreement in the event of a “change of control” of the Company.

Stephen Wagman

Mr. Wagman entered into an agreement with the Company to terminate his existing employment agreement and to act as a consultant through the end of May 2008. The agreement provides for mutual releases (including certain amounts otherwise owed to Mr. Wagman), continuation of confidentiality requirements, a payment to Mr. Wagman of $212,333 and earned vacation pay, and COBRA reimbursement during the four month period.

John Kraynick

On January 13, 2006, the Company entered into a new employment agreement with John Kraynick pursuant to which he served as Senior Vice-President of Land for the Company’s homebuilding operations. Pursuant to the agreement, Mr. Kraynick was entitled to receive an initial annual base salary of $500,000, subject to adjustment in subsequent years based on Mr. Kraynick’s performance, Company operating results and industry practices, and was eligible to earn an annual performance-based bonus. The 2007 bonus target was $3.0 million comprised of the following four factors and one discretionary component each worth $600,000: (1) achieve 80% of annual business plan; (2) achieve 10% Return On Assets; (3) achieve 80% of 2006 sales in 2007; (4) reorganization incentive; and (5) receive 0.1% of pre-tax earnings. For 2006, Mr. Kraynick’s bonus was calculated by multiplying a Bonus Percentage by a Bonus Factor. The Bonus Factor was determined by multiplying our annual net income by 0.45%. The Bonus Percentage was based on our Return on Equity (“ROE”). ROE was calculated by dividing our annual net income by the average of our total stockholder equity as of the beginning of the fiscal year and the end of each month of the fiscal year, excluding any amounts raised from a public offering during that year.

On December 31, 2007, the employment agreement with Mr. Kraynick was terminated. Mr. Kraynick received a severance payment in 2008 of $111,111 plus earned vacation pay. He also received title to a Company car with a book value of $10,000.

Mark Upton

Effective January 1, 2005 the Company and Mr. Upton entered an employment agreement pursuant to which he served as an Executive Vice President of our homebuilding operations. The agreement expired on, and Mr. Upton’s employment with the Company terminated, December 31, 2007.

Harry Engelstein

Effective December 1, 2004, the Company and Mr. Engelstein entered into an employment agreement pursuant to which he served as Senior Executive Vice President of our homebuilding operations. The agreement expired on December 31, 2006 and was automatically renewed for one year on the same terms and conditions. Mr. Engelstein’s employment with the Company terminated December 31, 2007. Mr. Engelstein received a severance payment in 2008 of $130,000 and earned vacation pay.

Provisions in the Employment Agreements Generally

Each of the employment agreements described above also contains non-compete and non-disclosure provisions in the event of the respective officer’s termination of employment.

Potential Payments upon Termination or Change in Control

Upon a termination by Mr. Yeonas following a change of control, Mr. Yeonas will be entitled to receive a termination payment equal to (a) his base salary for the greater of one year or the remainder of the agreement term and (b) a bonus payment for the year of termination calculated in accordance with the terms of the employment agreement, (c) an additional bonus for one year equal to the bonus paid pursuant to (b) above, (d) the value of any benefits and perquisites that would have been provided during the remainder of the agreement term, and (e) any Accrued Obligations.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2007.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans, Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	7,620,019	$12.89	271,609
Equity compensation plans not approved by security holders	—	—	—

Total	7,620,019	$12.89	271,609

Director Compensation

During 2007 our outside directors (which we consider to be those directors who are not officers of the Company, TOSA, or their affiliates), other than the Senior Outside Director, received an annual fee of $60,000, an annual equity award of either nonqualified stock options or restricted stock valued at $60,000, and reimbursement of reasonable out-of-pocket expenses incurred for attendance at Board and Board committee meetings. Effective January 1, 2008, each of our directors, other than Messrs. Mon and McAden, will receive all of their compensation in cash payable on a quarterly basis. Neither Mr. Mon nor Mr. McAden is paid any director’s fees. Under our policy, Mr. Horner, our designated Senior Outside Director for 2007, received an annual cash retainer of $120,000, an annual equity award of either nonqualified stock options or restricted stock valued at $120,000, and reimbursement of reasonable out-of-pocket expenses incurred for attendance at Board and Board Committee meetings. Mr. Horner has been designated our Senior Outside Director for fiscal year 2008. As chairperson of the Audit Committee for 2007, Mr. Hasler received an additional annual fee of $20,000, and as chairperson of the Human Resources, Compensation, and Benefits Committee for 2007, Mr. Poulos received an additional annual fee of $10,000. The Company owned and maintained a condominium and leased a car in Miami, Florida for the exclusive use of the members of the Board of Directors of the Company in 2007. In 2008, the condominium and car were sold to an entity controlled by the Stengos family. The aggregate incremental cost to the Company in 2007 of providing the condominium and car was approximately $27,000.

The following table shows the compensation of the members of our Board of Directors during fiscal year 2007.

	Fees Earned or	Stock	Option
	Paid in Cash(1)	Awards(2)	Awards(3)	Total

William Hasler	$80,000	—	$60,000	$140,000
Larry D. Horner	$120,000	—	$120,000	$240,000
Susan B. Parks	$60,000	$59,992	—	$119,992
Michael Poulos	$70,000	$59,992	—	$129,992
J. Bryan Whitworth	$60,000	—	$60,000	$120,000

(1)	With respect to Mr. Horner, includes $60,000 paid for services as Senior Outside Director of the Board. With respect to Messrs. Hasler and Poulos, includes $20,000 and $10,000, respectively, paid to each for service as a committee chairperson.

(2)	Each of Susan B. Parks and Michael Poulos received 6,825 shares of restricted stock in 2007. Calculation was based on the $8.79 closing price of our Common Stock on March 2, 2007, the date of grant.

(3)	Fair value of the stock option grants are estimated using the Black-Scholes option-pricing model. Mr. Horner received 44,776 options and each of J. Bryan Whitworth and William Hasler received 22,388 options based on a Black-Scholes value of $2.68 with an exercise price equal to the $8.79 closing price of our Common Stock on March 2, 2007, the date of grant. Each stock option grant vests ratably over a 12 month period beginning on the date of grant.

The directors held options as of December 31, 2007, as follows:

	Vested	Unvested
	Options	Options

William Hasler	46,020	5,597
Larry D. Horner	33,582	11,194
Susan B. Parks	—	—
Michael Poulos	—	—
J. Bryan Whitworth	32,862	5,597

Compensation Committee Interlocks and Insider Participation

Messrs. Poulos and Horner, and Ms. Parks comprised the Human Resources, Compensation, and Benefits Committee during the fiscal year 2007. None of these persons is currently serving or has previously served as an officer or employee of ours or any of our subsidiaries. There were no material transactions between us and any of the members of the Human Resources, Compensation, and Benefits Committee during fiscal year 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 3, 2008, regarding beneficial ownership of our common stock by

•	each person (or group of affiliated persons) who we know to beneficially own more than 5% of the outstanding shares of our common stock;

•	each of our current directors and our Named Executive Officers (as defined below); and

•	all of our current executive officers and directors as a group.

The percentage of beneficial ownership is based on 59,604,169 shares of our common stock outstanding on March 3, 2008.

This table is based on information supplied to us by our executive officers, directors, and principal stockholders and information filed with the Commission.

	Amount and
	Nature of
	Beneficial		Percent
Name and Address of Beneficial Owner†:	Ownership(1)		Owned(1)

Common Stock:
Technical Olympic S.A.(2)	39,899,975		66.94%
Konstantinos Stengos	338,124	(3)	*
Antonio B. Mon	3,316,979	(4)	5.27%
Andreas Stengos	291,249	(3)	*
George Stengos	285,249	(3)	*
Marianna Stengou	301,999	(3)	*
Larry D. Horner	70,342	(5)	*
William A. Hasler	54,167	(6)	*
Michael J. Poulos	19,606		*
Susan B. Parks	13,148		*
J. Bryan Whitworth	40,709	(7)	*
Tommy L. McAden	675,224	(8)	1.12%
John Kraynick	37,500	(9)	*
Mark Upton	37,500	(9)	*
Harry Engelstein	75,000	(9)	*
Stephen Wagman	—		*
All directors and executive officers as a group (19 persons)	5,579,088		8.12%

†	Except as otherwise indicated, the address of each person named in this table is c/o TOUSA, Inc., 4000 Hollywood Boulevard, Suite 500 N, Hollywood, Florida 33021.

*	Less than one percent.

(1)	The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the Commission. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of the security, or “investment power,” which includes the power to dispose of or direct the disposition of the security. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, in determining the number and percentage of shares beneficially owned by each person, shares issuable pursuant to options exercisable within 60 days after April 9, 2007, are deemed outstanding for purposes of determining the total number outstanding for such person and are not deemed outstanding for such purpose for all other stockholders. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

(2)	The principal business address of Technical Olympic S.A. is 20 Solomou Street, Alimos, Athens, Greece, 17456. Mr. Konstantinos Stengos owns more than 5% of the outstanding stock of Technical Olympic S.A.

(3)	Includes 281,249 shares issuable upon exercise of stock options that have already vested.

(4)	As a result of various gifts and transfers for estate planning purposes, Mr. Mon has transferred stock options to various family-controlled entities. The total set forth above includes (i) 622,749 shares issuable upon exercise of stock options that have already vested that are beneficially owned by Maywood Investment Company, LLC (“MIC”), (ii) 967,307 shares issuable upon exercise of stock options that have already vested that are beneficially owned by a trust for the benefit of Mr. Mon’s adult children (the

“Trust”), (iii) 1,059,953 shares issuable upon exercise of stock options that have already vested that are beneficially owned by Maywood Capital, LLC (“MC”), and (iv) 661,970 shares issuable upon exercise of stock options that have already vested that are beneficially owned by Mr. Mon. Mr. Mon is not the managing member of MIC, nor does he own or control majority of the membership interests in MIC, and, accordingly, he disclaims beneficial ownership of the stock options owned by MIC. Mr. Mon disclaims beneficial ownership of the stock options held by the Trust, and, although he has a pecuniary interest in MC, he also disclaims beneficial ownership of the stock options held by MC.

(5)	Includes 44,776 shares issuable upon exercise of stock options that have already vested.

(6)	Includes 51,617 shares issuable upon exercise of stock options that have already vested.

(7)	Includes 38,459 shares issuable upon exercise of stock options that have already vested.

(8)	Includes 675,099 shares issuable upon exercise of stock options that have already vested.

(9)	All shares issuable upon exercise of stock options that have already vested.

Security Ownership of Principal Stockholders

The following table sets forth information with respect to any person who is known to be the beneficial owner of more than 5% of the Company’s Common Stock or 8% Series A Converitble Pay-in-Kind Preferred Stock on March 31, 2007.

		Percent of
	Number of Shares and Nature of	Outstanding
Name and Address	Beneficial Ownership	Shares

Technical Olympic S.A. 20 Solomou Street Athens, Greece 17456	39,899,975 shares of Common Stock	66.94%
8% Series A Convertible Pay-In-Kind Preferred Stock:
Deutsche Bank Trust Companies of America	77,200(1)	44.58%

(1)	Represents 77,200 shares of 8% Series A Convertible Pay-In-Kind Preferred Stock which are convertible into, and have voting rights equivalent to 47,950,311 shares of our common stock.

ITEM 13.	Certain Relationships and Related Transactions

Management Services Agreement

In June 2003, we entered into an Amended and Restated Management Services Agreement with TOI, our former parent company, and in connection with an October 2003 restructuring transaction, TOI assigned its obligations and rights under the Amended and Restated Management Services Agreement to TOSI, a Delaware corporation wholly owned by TOSA. Under the Amended and Restated Management Services Agreement, TOSI provided consultation with and assistance to our Board of Directors and management in connection with issues involving our business, as well as other services requested from time to time by our Board of Directors. In consideration for providing such services, the agreement requires us to pay TOSI an annual management fee of $500,000 and, to the extent our net income for any fiscal year meets established targets, additional annual incentive fees, which may not exceed $3.0 million. Pursuant to the agreement, we have agreed to indemnify TOSI for any liability incurred by it as a result of the performance of its duties other than any liability resulting from TOSI’s gross negligence or willful misconduct. We may terminate the agreement upon six months’ prior written notice. For the years ended December 31, 2006 and December 31, 2007, we have made payments of $500,000 and $500,000, respectively, to TOSI under this agreement. The agreement expired on December 31, 2007.

Purchasing Agreements

In order to consolidate the purchasing function, we and our subsidiary TOUSA Homes, Inc. entered into non-exclusive purchasing agreements with TOSA in November 2000. Under the purchasing agreements, TOSA would purchase certain materials and supplies necessary for operations on our respective behalves and provide them to us at cost. No additional fees or other consideration are paid to TOSA. These agreements may be terminated upon 60 days’ prior notice. TOSA purchased an aggregate of $304.3 million of materials and supplies on our behalf for the year ended December 31, 2007.

Certain Land Bank Transactions

We have sold certain undeveloped real estate parcels to, and entered into a number of agreements (including option contracts and construction contracts) with, Equity Investments, LLC, a limited liability company controlled by Alec Engelstein, Harry Engelstein’s brother. We made payments of approximately $8.47 million to Equity Investments, LLC pursuant to these agreements during the year ended December 31, 2007, and, as of December 31, 2007, had options to purchase from Equity Investments, LLC additional lots for a total aggregate sum of approximately $4.1 million. We believe that the terms of these various agreements approximate those that we would have received in transactions with unrelated third parties.

Other Transactions

During 2007, Design Center, Inc., Coverall Interiors, LLC and Coverall of North Florida have provided the Company with materials and interior design services for our model homes at a cost of $1,274,080. The owner of Design Center, Inc., Coverall Interiors, LLC and Coverall of North Florida is the daughter of Mr. Harry Engelstein, the former Chairman of TOUSA Homes, Inc. through December 31, 2007. We believe that all transactions with Design Center, Inc., Coverall Interiors, LLC and Coverall of North Florida have been on reasonable commercial terms.

Pursuant to the terms of his 2003 employment agreement, on October 17, 2007, Antonio B. Mon, our President and Chief Executive Officer, exercised his option to purchase the condominium in Fort Lauderdale, Florida that was provided to him under his agreement. The purchase price was $950,000, as set forth in his employment agreement.

On January 9, 2008, an entity controlled by the Stengos family, certain of whom are directors of our company, acquired a condominium owned by the Company in Miami, Florida. The condominium unit has an appraised value of $1.3 million. In light of the absence of any broker’s commission and an immediate cash closing, we sold the condominium for $1.2 million.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics covers a wide range of business practices and procedures. The Code is just one part of our comprehensive compliance program. It is designed to supplement, not be a substitute for, other policy statements and compliance documents which may be published from time to time by TOUSA and its subsidiaries. The Code applies to all of our directors, the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer, the Controller, and any other officers, associates, agents and representatives, including consultants. The Code requires that each individual deal fairly, honestly and constructively with governmental and regulatory bodies, customers, suppliers, and competitors, and it prohibits any individual’s taking unfair advantage through manipulation, concealment, abuse of privileged information, or misrepresentation of material fact. Further, it imposes an express duty to act in our best interests and to avoid influences, interests or relationships that could give rise to an actual or apparent conflict of interest. Conflicts of interest are prohibited as a matter of policy, except under guidelines approved by the Board of Directors. Conflicts of interest may not always be clear-cut, so if there is ever a question, associates are instructed to consult with higher levels of management or the Chief of Staff. There can be no waiver of any part of this Code for any director or officer except by a vote of the Board of Directors or a designated board committee that will ascertain whether a waiver is appropriate under all the circumstances. In case a waiver of this Code is granted to a director or officer, notice of such waiver will be posted on our website within five days of the Board of Director’s vote or will be otherwise disclosed as required by applicable law. We granted no waivers under our Code in 2007. A copy of the Code is posted on our website at www.tousa.com.

Independence

As of the record date, TOSA owned 67% of our outstanding common stock. Although our securities will no longer list on the New York Stock Exchange as of May 13, 2008, under its corporate governance standards, we would be a “controlled company.” In the past, we elected to take advantage of the “controlled company” exemption as permitted under Section 303A.00 of the NYSE Listed Company Manual. As a “controlled company,” we were not currently required to have independent directors comprise a majority of our Board of Directors, nor were we required to have a nominating/corporate governance committee and compensation committee comprised entirely of independent directors. The Board of Directors has determined, however, that Messrs. Horner, Hasler, Poulos, and Whitworth, and Ms. Parks each meet the standards of “independence” set forth in the corporate governance standards of the NYSE.

Family Relationships

Konstantinos Stengos is the father of Andreas Stengos, George Stengos, and Marianna Stengou. We have no other familial relationships among the executive officers and directors.

ITEM 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

The aggregate fees billed to TOUSA for the years ended December 31, 2006 and 2007, by our independent registered public accounting firm, Ernst & Young LLP, are as follows:

Audit Fees:  The aggregate fees for professional services rendered by Ernst & Young LLP in connection with (i) the audit of our annual consolidated financial statements (Form 10-K), (ii) the audit of the Company’s internal controls over financial reporting in compliance with Section 404 of the Sarbanes Oxley Act of 2002 (“Section 404”), (iii) reviews of our quarterly financial statements (Forms 10-Q), (iv) assisting us with the preparation and review of our various documents relating to securities offerings, including the preparation of comfort letters, (v) evaluating the effects of various accounting issues and changes in professional standards, (vi) statutory audit of a subsidiary and unconsolidated Engle/Sunbelt Holdings, LLC joint venture, and (vii) assistance with the review of documents filed with the Securities and Exchange Commission including staff comment letters and Securities and Exchange Act of 1934 amended filings were approximately $2.5 million and $3.8 million, respectively.

Audit Related Fees:  The aggregate fees for professional services rendered by Ernst & Young LLP for services reasonably related to the performance of the audit and review of our financial statements, including (i) providing us accounting consultations and (ii) assisting us in documenting internal control policies with respect to information systems and other business processes during the years ended December 31, 2006 and 2007, were approximately $100,000 and $40,000, respectively.

Tax Fees:  The aggregate fees for professional services rendered by Ernst & Young LLP for tax compliance, tax advice, and tax planning during the years ended December 31, 2006 and 2007 were approximately $500,000 and $1.4 million, respectively.

All Other Fees:  No other fees for professional services, not included in audit fees, audit related fees and tax fees above, were paid to Ernst & Young LLP during the fiscal years ended December 31, 2006 and December 31, 2007.

Ernst & Young LLP advised the Audit Committee that it did not believe its independence was impaired by providing such services. As a result, Ernst & Young LLP confirmed that, as of December 31, 2007, it was independent with respect to the Company within the meaning of the Securities Act of 1933 and the requirements of the Independence Standards Board.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services

The Audit Committee has developed policies and procedures requiring the Audit Committee’s pre-approval of all audit and permitted non-audit services to be rendered by Ernst & Young LLP. These policies and procedures are intended to ensure that the provision of such services does not impair Ernst & Young’s independence. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for a period of a fiscal year and any pre-approval is detailed as to the particular service or category of service approved and is generally subject to a specific cap on professional fees for such services.

The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve services to be rendered by Ernst & Young LLP and requires that the Chairman report to the Audit Committee any pre-approval decisions made by him at the next scheduled meeting of the Audit Committee. In connection with making any pre-approval decisions, the Audit Committee and the Chairman must consider whether the provision of such permitted non-audit services by Ernst & Young LLP is consistent with maintaining Ernst & Young’s status as our independent registered public accounting firm.

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Ernst & Young LLP during fiscal year 2007, as described above.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report:

(1) Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable; not required or the information required to be set forth therein is included in the consolidated financial statements referenced above in section (1) of this Item 15.

(3) Exhibits

Number	Exhibit Description

3.1	Certificate of Incorporation of Newark Homes Corp. (incorporated by reference to the Form 8-K, dated March 23, 2001, previously filed by the Registrant).
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-100013)).
3.3	Amended and Restated Bylaws (incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant. (Registration Statement No. 333-100013)).
3.4	Certificate of Amendment to the Certificate of Incorporation, dated April 28, 2004 (incorporated by reference to the Form 10-Q for the quarter ended March 31, 2004, previously filed by the Registrant).
3.5	Certificate of Amendment to the Certificate of Incorporation, dated July 30, 2007 (incorporated by reference to the Form 10-Q for the quarter ended June 30, 2007, previously filed by the Registrant).
3.6	Certificate of Designation, Powers, Preferences and Rights of 8% Series A Convertible Pay-In-Kind Preferred Stock, dated as of July 31, 2007 (incorporated by reference to the Form 10-Q for the quarter ended June 30, 2007, previously filed by the Registrant).
3.7	Amendment No. 1 to the Bylaws of TOUSA, Inc. (incorporated by reference to the Form 10-Q, for the quarter ended September 30, 2007, previously filed by the Registrant).

Number	Exhibit Description

4.1	Indenture, dated as of June 25, 2002, by and among TOUSA, Inc. and the subsidiaries named therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $200,000,000 9% Senior Notes due 2010 (incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.2	Indenture, dated as of June 25, 2002, by and among TOUSA, Inc., the subsidiaries name therein and Wells Fargo Bank Minnesota, National Association, as Trustee covering up to $150,000,000 10 3/8% Senior Subordinated Notes due 2012 (incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.3	Form of TOUSA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.1) (incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.4	Form of TOUSA, Inc. 10 3/8% Senior Subordinated Note due 2012 (included in Exhibit A of Exhibit 4.2) (incorporated by reference to the Form 8-K, dated July 9, 2002, previously filed by the Registrant).
4.6	Specimen of Stock Certificate of TOUSA, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 previously filed by the Registrant (Registration No. 333-99307)).
4.7	Indenture for the 9% Senior Notes due 2010, dated as of February 3, 2003, among TOUSA, Inc., the subsidiaries named therein, Salomon Smith Barney Inc., Deutsche Bank Securities Inc., Fleet Securities, Inc. and Credit Lyonnais Securities (USA) Inc. (incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant).
4.8	Form of TOUSA, Inc. 9% Senior Note due 2010 (included in Exhibit A to Exhibit 4.7) (incorporated by reference to Exhibit 4.13 to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant).
4.9	TOUSA, Inc. 10 3/8% Senior Subordinated Note due 2012, dated as of April 22, 2003, in the amount of $35,000,000 (incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
4.10	Indenture for the 7 1/2% Senior Subordinated Notes due 2011, dated as of March 17, 2004, among TOUSA, Inc., the subsidiaries named therein and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-114587)).
4.11	Form of TOUSA, Inc. 7 1/2% Senior Subordinated Note due 2011 (included in Exhibit A to Exhibit 4.10) (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-114587)).
4.12	Indenture for the 7 1/2% Senior Subordinated Notes due 2015, dated as of December 21, 2004, among TOUSA, Inc., the subsidiaries named therein and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-122450)).
4.13	Form of TOUSA, Inc. 7 1/2% Senior Subordinated Note due 2015 (included in Exhibit A to Exhibit 4.12) (incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration Statement No. 333-122450)).
4.14	Indenture for the 14.75% Senior Subordinated PIK Election Notes due 2015, dated as of July 31, 2007, among TOUSA, Inc., the subsidiaries named therein and Wells Fargo Bank, N.A., as Trustee (included in Exhibit A to Exhibit 4.14) (incorporated by reference to the Form 10-Q for the quarter ended June 30, 2007, previously filed by the Registrant).
4.15	Form of TOUSA, Inc. Senior Subordinated PIK Election Notes due 2015 (incorporated by reference to the Form 10-Q for the quarter ended June 30, 2007, previously filed by the Registrant).
4.16	Stock Purchase Warrant dated July 31, 2007 (incorporated by reference to the Form 10-Q for the quarter ended June 30, 2007, previously filed by the Registrant).
4.17	Registration Rights Agreement dated July 31, 2007 (8% Series A Convertible Pay-In-Kind Preferred Stock) (incorporated by reference to the Form 10-Q for the quarter ended June 30, 2007, previously filed by the Registrant).

Number		Exhibit Description

4.18		Registration Rights Agreement dated July 31, 2007 (14.75% Senior Subordinated PIK Election Notes due 2015) (incorporated by reference to the Form 10-Q for the quarter ended June 30, 2007, previously filed by the Registrant).
4.19		Registration Rights Agreement dated July 31, 2007 (Stock Purchase Warrant) (incorporated by reference to the Form 10-Q for the quarter ended June 30, 2007, previously filed by the Registrant).
10	.1(1)	Form of Indemnification Agreement (incorporated by reference to the Form 10-K for the year ended December 31, 2003, previously filed by the Registrant).
10	.2(1)	Amended and Restated Employment Agreement between TOUSA, Inc. and Antonio B. Mon dated January 27, 2004, effective as of July 26, 2003 (incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended December 31, 2003, previously filed by the Registrant).
10	.3(1)	Employment Agreement between TOUSA, Inc. and Tommy L. McAden dated July 12, 2002, effective June 25, 2002 (incorporated by reference to Exhibit 10.10 to the Form 10-Q for the quarter ended June 30, 2002, previously filed by the Registrant).
10	.4(1)	TOUSA, Inc. Annual and Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10.5		Contractor Agreement, effective as of November 6, 2000, between TOUSA, Inc. (f/k/a Newmark Homes Corp.) and Technical Olympic S.A. (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-106537)).
10.6		Supplemental Contractor Agreement, effective as of January 4, 2001, between TOUSA, Inc. (f/k/a Newmark Homes Corp.) and Technical Olympic S.A. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10.7		Contractor Agreement, effective as of November 22, 2000, between TOUSA Homes, Inc. (f/k/a Engle Homes, Inc.) and Technical Olympic S.A. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10.8		Supplemental Contractor Agreement, effective as of January 3, 2001, between TOUSA Homes, Inc. (f/k/a Engle Homes Inc.) and Technical Olympic S.A. (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10.9		Amended and Restated Management Services Agreement, dated as of June 13, 2003, between TOUSA, Inc. and Technical Olympic, Inc. (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 previously filed by the Registrant (Registration Statement No. 333-106537)).
10	.10(1)	Employment Agreement, dated as of May 1, 2004, between David J. Keller and TOUSA, Inc. (incorporated by reference to Exhibit 10.44 to the Form 10-Q for the quarter ended June 30, 2004, previously filed by the Registrant).
10.12		Revolving Credit and Security Agreement, dated as of October 22, 2004, among Preferred Home Mortgage Company and Countrywide Warehouse Lending (incorporated by reference to Exhibit 10.46 to the Form 10-Q for the quarter ended December 31, 2004, previously filed by the Registrant).
10	.13(1)	TOUSA, Inc. Executive Savings Plan, effective as of December 1, 2004, comprised of the Basic Plan Document and the Adoption Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K, dated November 30, 2004, previously filed by the Registrant).
10	.14(1)	Addendum to TOUSA, Inc. Executive Savings Plan, effective as of December 1, 2004 (incorporated by reference to Exhibit 99.2 to the Form 8-K, dated November 30, 2004, previously filed by the Registrant).
10	.15(1)	Term Sheet for the Performance Unit Program under the TOUSA, Inc. Annual and Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to the Form 10-K, dated March 11, 2005, previously filed by the Registrant).

Number		Exhibit Description

10	.16(1)	Employment Agreement, dated as of February 16, 2005, by and between TOUSA Associates Services Company and Harry Engelstein (incorporated by reference to Exhibit 10.22 to the Form 8-K, dated February 16, 2005, previously filed by the Registrant).
10	.17(1)	Employment Agreement, dated as of February 16, 2005, by and between TOUSA Associates Services Company and Mark Upton (incorporated by reference to Exhibit 10.23 to the Form 8-K, dated February 16, 2005, previously filed by the Registrant).
10	.19(1)	Employment Agreement, dated as of January 1, 2004, between TOUSA Associates Services Company and John Kraynick (incorporated by reference to Exhibit 10.25 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10	.20(1)	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.26 to the Form 8-K, dated March 3, 2005, previously filed by the Registrant).
10	.21(1)	Form of Director Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10	.22(1)	Form of Associate Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.28 to the Form 10-K for the fiscal year ended December 31, 2004, previously filed by the Registrant).
10	.23(1)	Policy for Compensation of Outside Directors of TOUSA, Inc. (incorporated by reference to Exhibit 10.30 to the Form 10-Q for the quarter ended March 31, 2005, previously filed by the Registrant).
10.24		Asset Purchase Agreement, dated as of June 6, 2005, among EH/Transeastern, LLC, Transeastern Properties, Inc. and the other sellers identified therein, Arthur J. Falcone and Edward W. Falcone (incorporated by reference to Exhibit 10.31 to the Form 10-Q for the quarter ended June 30, 2005, previously filed by the Registrant).
10.26		Commitment Letter for Revolving Credit and Security Agreement, dated December 9, 2005, by and between Preferred Home Mortgage Company and Countrywide Warehousing Lending, amending that certain Revolving Credit and Security Agreement, dated as of October 22, 2004, by and between Preferred Home Mortgage Company and Countrywide Warehousing Lending (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10	.27(1)	Amendment to the Amended and Restated Employment Agreement, dated January 13, 2006, by and between TOUSA, Inc. and Antonio B. Mon (incorporated by reference to Exhibit 10.27 to the Form 10-K for the fiscal year ended December 31, 2005, previously filed by the Registrant).
10	.28(1)	Employment Agreement, dated as of January 13, 2006, by and between TOUSA, Inc. and Tommy L. McAden (incorporated by reference to Exhibit 10.28 to the Form 10-K for the fiscal year ended December 31, 2005, previously filed by the Registrant).
10	.29(1)	Employment Agreement, dated as of January 13, 2006, by and between TOUSA, Inc. and John Kraynick (incorporated by reference to Exhibit 10.29 to the Form 10-Q for the fiscal year ended December 31, 2005, previously filed by the Registrant).
10.32		$450,000,000 Credit Agreement dated as of August 1, 2005, by and among EH/Transeastern, LLC and TE/TOUSA Senior, LLC, as the Borrowers, Deutsche Bank Trust Company Americas and the Institutions from time to time party thereto, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Deutsche Bank Securities, Inc., as sole Lead Arranger and Sole Book Running Manager (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 31, 2006, previously filed by the Registrant).
10.33		$137,500,000 Senior Mezzanine Credit Agreement dated as of August 1, 2005, by and among EH/TOUSA Mezzanine, LLC, as the Borrowers, Deutsche Bank Trust Company Americas and the Institutions from time to time party thereto, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Deutsche Bank Securities, Inc., as sole Lead Arranger and Sole Book Running Manager (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended December 31, 2006, previously filed by the Registrant).
10.34		$87,500,000 Junior Mezzanine Credit Agreement dated as of August 1, 2005, by and among EH/TOUSA Mezzanine Two, LLC, as the Borrowers, Deutsche Bank Trust Company Americas and the Institutions from time to time party thereto, as Lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Deutsche Bank Securities, Inc., as sole Lead Arranger and Sole Book Running Manager (incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended December 31, 2006, previously filed by the Registrant).

Number		Exhibit Description

10.35		Completion Guaranty dated as of August 1, 2005, by and Tousa Homes, L.P. and TOUSA, Inc. in favor of Deutsche Bank Trust Company Americas, as Administrative Agent. (Additional guaranties of the same obligations in substantially identical forms were executed in connection with the $137,500,000 Senior Mezzanine Credit Agreement and the $87,500,000 Junior Mezzanine Credit Agreement) (incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended December 31, 2006, previously filed by the Registrant).
10.36		Carve-out Guaranty dated as of August 1, 2005, made by Tousa Homes, L.P. and TOUSA, Inc. in favor of Deutsche Bank Trust Company Americas as Administrative Agent. (Additional guaranties of the same obligations in substantially identical forms were executed in connection with the $137,500,000 Senior Mezzanine Credit Agreement and the $87,500,000 Junior Mezzanine Credit Agreement) (incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended December 31, 2006, previously filed by the Registrant).
10	.37(1)	Employment Agreement, dated January 3, 2007, by and between TOUSA, Inc. and Stephen M. Wagman (incorporated by reference to Exhibit 10.1 to the Form 8-K dated as of January 4, 2007, previously filed by the Registrant).
10.38		Amended and Restated Credit Agreement dated as of January 30, 2007 among TOUSA, Inc., its subsidiaries parties thereto, the Lenders party thereto and Citicorp North America as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 1, 2007, previously filed by the Registrant).
10.39		Security Agreement dated October 23, 2006 among TOUSA, Inc., its subsidiaries parties thereto and Citicorp North America as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 1, 2007, previously filed by the Registrant).
10.40		Amendment No. 1 to Security Agreement dated January 30, 2007 among TOUSA, Inc., its subsidiaries parties thereto and Citicorp North America as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 1, 2007, previously filed by the Registrant).
10.41		Pledge and Security Agreement dated as of February 6, 2007 between TOUSA, Inc. and Citicorp North America, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 6, 2007, previously filed by the Registrant).
10.42		Amendment No. 1 to Amended and Restated Credit Agreement entered into among TOUSA, Inc., certain of its subsidiaries and the lenders parties thereto, dated as of March 13, 2007 (incorporated by reference to Exhibit 10.42 of the Annual Report on Form 10-K dated March 20, 2007, previously filed by the Registrant).
10.43		Settlement and Release Agreement dated as of May 30, 2007, by and among: (i) TOUSA, Inc., f/k/a Technical Olympic USA, Inc.; (ii) TOUSA LLC; (iii) TOUSA Homes, L.P.; (iv) TOI, LLC; (v) TE/TOUSA, LLC; (vi) TE/TOUSA Mezzanine Two, LLC; (vii) TE/TOUSA Mezzanine, LLC; (viii) TE/TOUSA Senior, LLC; (ix) EH/Transeastern, LLC; (x) Falcone/TEP Holdings, LLC, f/k/a Falcone/Ritchie LLC; (xi) TEP Holdings, Inc., f/k/a Transeastern Properties, Inc.; (xii) Arthur J. Falcone; (xiii) Edward W. Falcone; and (xiv) those certain entities identified and listed on Schedule 1 thereto (incorporated by reference to the Form 10-Q for the quarter ended June 30, 2007, previously filed by the Registrant).
10.44		Mutual Release and Consent Agreement dated as of July 31, 2007, by and among EH/Transeastern, LLC, TE/TOUSA Senior, LLC, TOUSA, Inc. (f/k/a Technical Olympic USA, Inc.), TOUSA Homes, LP, TE/TOUSA LLC, TE/TOUSA Mezzanine Two, LLC, TE/TOUSA Mezzanine, LLC, the lenders party to that certain $450,000,000 Senior Credit Agreement dated as of August 1, 2005, by and among EH/Transeastern, LLC, and TE/TOUSA Senior, LLC, as Borrowers, CIT Group/Business Credit, Inc., as successor Administrative Agent, and the lenders a party thereto (incorporated by reference to the Form 10-Q for the quarter ended June 30, 2007, previously filed by the Registrant).

Number		Exhibit Description

10.45		Settlement and Release Agreement dated as of June 29, 2007, by and among: (i) Technical Olympic S.A.; (ii) TOUSA, Inc. f/k/a Technical Olympic USA, Inc.; (iii) TOUSA, LLC; (iv) TOI, LLC.; (v) TOUSA Homes, L.P.; (vi) TE/TOUSA, LLC; (vii) TE/TOUSA Mezzanine Two, LLC; (viii) TE/TOUSA Mezzanine, LLC; (ix) TE/TOUSA Senior, LLC; (x) EH/Transeastern, LLC; and (xi) the lenders party to that certain $137,500,000 Senior Mezzanine Credit Agreement dated as of August 1, 2005, by and among TE/TOUSA Mezz, as Borrower, Deutsche Bank Trust Company Americas, as Administrative Agent, the lenders now or hereafter a party thereto, and Deutsche Bank Securities Inc., as Sole Lead Arranger and Sole Book Running Manager (incorporated by reference to the Form 10-Q for the quarter ended June 30, 2007, previously filed by the Registrant).
10.46		Settlement and Release Agreement dated as of June 29, 2007, by and among: (i) Technical Olympic S.A.; (ii) TOUSA, Inc. f/k/a Technical Olympic USA, Inc.; (iii) TOUSA, LLC; (iv) TOI, LLC; (v) TOUSA Homes, L.P.; (vi) TE/TOUSA, LLC; (vii) TE/TOUSA Mezzanine Two, LLC; (viii) TE/TOUSA Mezzanine, LLC; (ix) TE/TOUSA Senior, LLC; (x) EH/Transeastern, LLC; and (xi) the lenders party to that certain $87,500,000 Junior Mezzanine Credit Agreement dated as of August 1, 2005, by and among TE/TOUSA Mezz Two, as Borrower, Deutsche Bank Trust Company Americas as Administrative Agent, the lenders party thereto, and Deutsche Bank Securities Inc., as Sole Lead Arranger and Sole Book Running Manager (incorporated by reference to the Form 10-Q for the quarter ended June 30, 2007, previously filed by the Registrant).
10.47		Intercreditor agreement among Citicorp North America, Inc. and itself in its capacity as agents for the lenders, dated July 31, 2007 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated November 14, 2007, previously filed by the Registrant).
10.48		Instrument of Resignation, Appointment and Acceptance, dated November 15, 2007, among TOUSA, Inc., Wells Fargo Bank, National Association, and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 15, 2007, previously filed by the Registrant).
10.49		Instrument of Resignation, Appointment and Acceptance, dated November 20, 2007, among TOUSA, Inc., Wells Fargo Bank, National Association, and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 21, 2007, previously filed by the Registrant).
10	.50(1)	Amendment to Employment Agreement, dated December 10th, 2007, between TOUSA, Inc. and Stephen Wagman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 10, 2007, previously filed by the Registrant).
10.51		Amendment No. 2 to the First Lien Term Loan Credit Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated December 11, 2007, previously filed by the Registrant).
10.52		Amendment No. 2 to the Second Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated December 14, 2007, previously filed by the Registrant).
10.53		Senior Secured Super-Priority Debtor In Possession Credit and Security Agreement, dated as of January 29, 2008, by and among TOUSA, Inc., and certain of its subsidiaries party thereto, and the Lenders and Issuers party thereto, Citicorp North America, Inc., as Administrative Agent and Citigroup Global Markets Inc. as Sole Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 5, 2008, previously filed by the Registrant).
10.54		Consent to Termination of Restructuring Support Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 13, 2008, previously filed by the Registrant).
10.55		Amendment No. 1 to Senior Secured Super-Priority Debtor In Possession Credit and Security Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 21, 2008, previously filed by the Registrant).
10	.56(1)(2)	Employment Agreement, dated January 1, 2008, by and between TOUSA, Inc. and George Yeonas.

Number		Exhibit Description

10	.57(1)(2)	Amendment to Employment Agreement, dated January 18, 2008, by and between TOUSA, Inc. and Tommy McAden.
10.58		Letter Agreement between TOUSA, Inc., as Administrative Borrower, and Citicorp North America, Inc., dated April 22, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 23, 2008, previously filed by the Registrant).
10.59		Amendment No. 1 to Senior Secured Super-Priority Debtor In Possession Credit and Security Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 5, 2008, previously filed by the Registrant).
10	.60(1)	Executive Vice-Chairman Agreement, dated May 23, 2008, between TOUSA, Inc. and Antonio B. Mon (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated May 27, 2008, previously filed by the Registrant).
10.61		Order Further Extending Interim Termination Date Under the Senior Secured Super-Priority Debtor-In-Possession Credit and Security Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated May 28, 2008, previously filed by the Registrant).
10.62		Second Order Further Extending Interim Termination Date Under the Senior Secured Super-Priority Debtor-In-Possession Credit and Security Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated June 12, 2008, previously filed by the Registrant).
10.63		Third Order Further Extending Interim Termination Date Under the Senior Secured Super-Priority Debtor-In-Possession Credit and Security Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated June 17, 2008, previously filed by the Registrant).
10.64		Stipulated Final Order (I) Authorizing Limited Use of Cash Collateral Pursuant to Sections 105, 361 and 363 of the Bankruptcy Code, and (II) Granting Replacement Liens, Adequate Protection and Super Priority Administrative Expense priority to Secured Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 24, 2008, previously filed by the Registrant).
21	.0(2)	Subsidiaries of the Registrant.
23	.1(2)	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm.
23	.2(2)	Consent of Ernst & Young LLP Independent Certified Public Accountants.
31	.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2(2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	.1(2)	Consolidated financial statements of TE/TOUSA, LLC and Subsidiaries for the years ended November 30, 2006 and the period from inception (July 1, 2005) to November 30, 2005.
99	.2(2)	Unaudited consolidated financial statements for TE/TOUSA, LLC and subsidiaries for the eight months ended July 30, 2007.
99	.3(2)	Financial statements of Engle/Sunbelt Holdings, LLC for the years ended December 31, 2007 and 2006.

(1)	Management contract or compensatory plan or arrangement.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUSA, Inc.

By:	/s/ Antonio B. Mon
Antonio B. Mon
President and Chief Executive Officer

Date: August 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio B. Mon Antonio B. Mon	Executive Vice Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director	August 12, 2008

/s/ Tommy L. McAden Tommy L. McAden	Executive Vice President and Director, Chief Financial Officer (Principal Financial Officer)	August 12, 2008

/s/ Angela F. Valdes Angela F. Valdes	Vice President & Chief Accounting Officer (Principal Accounting Officer)	August 12, 2008

/s/ Konstantinos Stengos Konstantinos Stengos	Chairman of the Board and Director	August 12, 2008

/s/ Andreas Stengos Andreas Stengos	Executive Vice President and Director	August 12, 2008

/s/ George Stengos George Stengos	Executive Vice President and Director	August 12, 2008

/s/ Marianna Stengou Marianna Stengou	Director	August 12, 2008

/s/ Larry D. Horner Larry D. Horner	Director	August 12, 2008

/s/ William A. Hasler William A. Hasler	Director	August 12, 2008

Signature	Title	Date

/s/ Michael J. Poulos Michael J. Poulos	Director	August 12, 2008

/s/ Susan B. Parks Susan B. Parks	Director	August 12, 2008

/s/ J. Bryan Whitworth J. Bryan Whitworth	Director	August 12, 2008

TOUSA, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein. That report expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

TOUSA, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of TOUSA, Inc.

We have audited the accompanying consolidated statements of financial condition of TOUSA, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of TE/Tousa, LLC and Subsidiaries (a corporation in which the Company, through July 31, 2007, had a 50% interest and which was accounted for under the equity method), as of and for the year ended December 31, 2006, have been audited by other auditors whose report, which has been furnished to us, included an explanatory paragraph that, as more fully described in Note 4, there is substantial doubt about TE/Tousa, LLC and Subsidiaries’ ability to continue as a going concern. Our opinion on the consolidated financial statements, insofar as it relates to the amounts included for TE/Tousa, LLC and Subsidiaries as of and for the year ended December 31, 2006, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in TE/Tousa, LLC and Subsidiaries is stated at $0 at December 31, 2006, and the Company’s equity in the net loss of TE/Tousa, LLC and Subsidiaries is stated at $145.1 million for the year then ended. On July 31, 2007, the Company consummated transactions to settle the disputes regarding the TE/Tousa, LLC and Subsidiaries which resulted in the TE/Tousa, LLC and Subsidiaries becoming a wholly-owned subsidiary of the Company by merger into one of its subsidiaries.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOUSA, Inc. as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that TOUSA, Inc. will continue as a going concern. As more fully described in Note 1, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on January 29, 2008, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Also, the consolidated financial statements of TE/Tousa, LLC and Subsidiaries, as of and for the year ended December 31, 2006, have been audited by other auditors whose report, which has been furnished to us, included an explanatory paragraph that, as more fully described in Note 4, there is substantial doubt about TE/Tousa, LLC and Subsidiaries’ ability to continue as a going concern.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. In addition, as discussed in Note 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TOUSA, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 6, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Certified Public Accountants

West Palm Beach, Florida
August 6, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of TOUSA, Inc.

We have audited TOUSA, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TOUSA, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TOUSA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of TOUSA, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of TOUSA, Inc. and our report dated August 6, 2008 expressed an unqualified opinion thereon and included explanatory paragraphs related to (i) the Company’s ability to continue as a going concern and (ii) changes in accounting for income taxes and share-based compensation.

/s/
Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
August 6, 2008

TOUSA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2007	2006
	(Dollars in millions,
	except par value)

ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$67.2	$47.4
Restricted	5.1	3.8
Inventory:
Deposits	56.9	216.6
Homesites and land under development	633.0	725.6
Residences completed and under construction	555.9	835.7
Inventory not owned	26.0	300.6

	1,271.8	2,078.5
Property and equipment, net	24.6	28.5
Investments in unconsolidated joint ventures	9.0	129.0
Receivables from unconsolidated joint ventures, net of allowance of $0 and $54.8 million at December 31, 2007 and 2006, respectively	0.3	27.2
Other assets	330.0	236.6
Goodwill	11.2	100.9
Assets held for sale	6.1	124.8

	1,725.3	2,776.7
FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	9.3	6.8
Restricted	5.6	4.2
Mortgage loans held for sale	15.0	41.9
Other assets	6.8	12.6

	36.7	65.5

Total assets	$1,762.0	$2,842.2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
HOMEBUILDING:
Accounts payable and other liabilities	$401.8	$554.2
Customer deposits	33.9	62.6
Obligations for inventory not owned	32.0	300.6
Notes payable	1,585.3	1,060.7
Bank borrowings	168.5	—
Liabilities associated with assets held for sale	0.9	47.8

	2,222.4	2,025.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	7.3	6.0
Bank borrowings	7.8	35.4

	15.1	41.4

Total liabilities	2,237.5	2,067.3
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock — $0.01 par value; 3,000,000 shares authorized; 117,500 and none issued and outstanding at December 31, 2007 and 2006, respectively	3.9	—
Common stock — $0.01 par value; 975,000,000 and 97,000,000 shares authorized and 59,604,169 and 59,590,519 shares issued and outstanding at December 31, 2007 and 2006, respectively	0.6	0.6
Additional paid-in capital	570.7	481.2
Retained earnings (accumulated deficit)	(1,050.7)	293.1

Total stockholders’ equity (deficit)	(475.5)	774.9

Total liabilities and stockholders’ equity (deficit)	$1,762.0	$2,842.2

See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions, except
	per share amounts)

HOMEBUILDING:
Revenues:
Home sales	$2,049.4	$2,309.4	$2,174.4
Land sales	109.4	131.9	186.1

	2,158.8	2,441.3	2,360.5
Cost of sales:
Home sales	1,681.8	1,745.1	1,622.4
Land sales	137.4	135.1	143.1
Inventory impairments and abandonment costs	852.7	153.2	6.7
Other	(5.7)	(10.0)	(2.7)

	2,666.2	2,023.4	1,769.5

Gross profit (loss)	(507.4)	417.9	591.0
Selling, general and administrative expenses	362.7	358.3	309.1
(Income) loss from unconsolidated joint ventures, net	14.9	(104.7)	(45.7)
Impairments of investments in and receivables from unconsolidated joint ventures and related accrued obligations	194.1	152.8	—
Provision for settlement of loss contingency	151.6	275.0	—
Goodwill impairments	89.7	5.7	—
Interest expense	31.6	0.6	0.4
Other income, net	(2.7)	(4.7)	(8.9)

Homebuilding pretax income (loss)	(1,349.3)	(265.1)	336.1

FINANCIAL SERVICES:
Revenues	36.5	63.3	47.5
Expenses	36.3	41.8	39.0
Goodwill impairment	3.9	—	—

Financial Services pretax income (loss)	(3.7)	21.5	8.5

Income (loss) from continuing operations before income taxes	(1,353.0)	(243.6)	344.6
Provision (benefit) for income taxes	(33.3)	(42.8)	126.5

Income (loss) from continuing operations, net of taxes	(1,319.7)	(200.8)	218.1
Discontinued operations:
Income (loss) from discontinued operations	(17.0)	(0.6)	0.3
Loss from disposal of discontinued operations	(13.6)	—	—
Provision (benefit) for income taxes	(7.8)	(0.2)	0.1

Income (loss) from discontinued operations, net of taxes	(22.8)	(0.4)	0.2

Net income (loss)	(1,342.5)	(201.2)	218.3
Dividends and accretion of discount on preferred stock	4.7	—	—

Net income (loss) available to common stockholders	$(1,347.2)	$(201.2)	$218.3

EARNINGS (LOSS) PER COMMON SHARE, BASIC:
Earnings (loss) from continuing operations (net of preferred stock dividends and accretion of discount)	$(22.22)	$(3.37)	$3.82
Loss from discontinued operations	(0.38)	(0.01)	—

Basic earnings (loss) per common share	$(22.60)	$(3.38)	$3.82

EARNINGS (LOSS) PER COMMON SHARE, DILUTED:
Earnings (loss) from continuing operations (net of preferred stock dividends and accretion of discount)	$(22.22)	$(3.37)	$3.68
Loss from discontinued operations	(0.38)	(0.01)	—

Diluted earnings (loss) per common share	$(22.60)	$(3.38)	$3.68

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	59,601,887	59,582,697	57,120,031

Diluted	59,601,887	59,582,697	59,359,355

CASH DIVIDENDS PER COMMON SHARE	$—	$0.060	$0.057

See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Retained	Total
					Additional		Earnings	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Unearned	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	(Deficit)
				(Dollars in millions)

Balance at January 1, 2005	—	$—	56,070,510	$0.6	$388.3	$(9.0)	$282.8	$662.7
Common stock issued to directors	—	—	10,842	—	0.3	—	—	0.3
Stock option exercises	—	—	115,625	—	1.9	—	—	1.9
Dividends paid	—	—	—	—	—	—	(3.2)	(3.2)
Sale of common stock	—	—	3,358,000	—	89.2	—	—	89.2
Unearned compensation	—	—	—	—	0.8	1.3	—	2.1
Net income	—	—	—	—	—	—	218.3	218.3

Balance at December 31, 2005	—	—	59,554,977	0.6	480.5	(7.7)	497.9	971.3
Common stock issued to directors	—	—	11,792	—	0.2	—	—	0.2
Stock option exercises	—	—	23,750	—	0.2	—	—	0.2
Excess income tax benefit from exercise of stock options	—	—	—	—	0.1	—	—	0.1
Transfer of unearned compensation upon adoption of SFAS 123(R)	—	—	—	—	(7.7)	7.7	—	—
Modification of stock rights	—	—	—	—	4.1	—	—	4.1
Stock option compensation expense	—	—	—	—	3.8	—	—	3.8
Dividends paid	—	—	—	—	—	—	(3.6)	(3.6)
Net loss	—	—	—	—	—	—	(201.2)	(201.2)

Balance at December 31, 2006	—	—	59,590,519	0.6	481.2	—	293.1	774.9
Adoption of FIN 48	—	—	—	—	—	—	(1.3)	(1.3)
Common stock issued to directors	—	—	13,650	—	0.1	—	—	0.1
Stock option compensation expense	—	—	—	—	4.0	—	—	4.0
Transeastern settlement, net of costs associated with issuance of equity instruments of $2.9 million	117,500	81.7	—	—	7.6	—	—	89.3
Recognition of beneficial conversion feature of preferred stock	—	(82.5)	—	—	82.5	—	—	—
Preferred stock dividends	—	3.9	—	—	(3.9)	—	—	—
Accretion of discount on preferred stock	—	0.8	—	—	(0.8)	—	—	—
Net loss	—	—	—	—	—	—	(1,342.5)	(1,342.5)

Balance at December 31, 2007	117,500	$3.9	59,604,169	$0.6	$570.7	$—	$(1,050.7)	$(475.5)

See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Cash flows from operating activities:
Net income (loss)	$(1,342.5)	$(201.2)	$218.3
(Income) loss from discontinued operations	22.8	0.4	(0.2)

Income (loss) from continuing operations	(1,319.7)	(200.8)	218.1
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities, net of effects of acquisitions and dispositions:
Depreciation and amortization	14.8	13.8	12.7
Non-cash compensation expense	4.1	8.7	3.7
Non-cash interest expense	19.7	—	—
Loss on early termination of debt	2.0	—	—
Provision for settlement of loss contingency	151.6	275.0	—
Inventory impairments and abandonment costs	852.7	153.2	6.7
Goodwill impairments	93.6	5.7	—
Deferred income taxes	(160.6)	(155.6)	2.0
Equity in (earnings) losses from unconsolidated joint ventures	14.9	(59.8)	(18.5)
Distributions of earnings from unconsolidated joint ventures	0.9	73.9	0.4
Impairment of investments in/receivables from unconsolidated joint ventures and related accrued obligations	194.1	152.8	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Restricted cash	25.6	(1.8)	4.0
Inventory	(10.6)	(387.0)	(454.0)
Receivables from unconsolidated joint ventures	5.2	(10.2)	(37.1)
Other assets	99.0	52.1	(67.7)
Mortgage loans held for sale	26.9	2.0	31.9
Accounts payable and other liabilities	(63.0)	(53.1)	128.2
Customer deposits	(30.6)	(15.8)	9.9

Net cash used in operating activities	(79.4)	(146.9)	(159.7)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(7.6)	—	—
Earn-out consideration paid for acquisitions	—	(0.9)	—
Net additions to property and equipment	(8.9)	(16.4)	(13.0)
Loans to unconsolidated joint ventures	—	(11.3)	(20.0)
Investments in unconsolidated joint ventures	(31.8)	(32.1)	(176.1)
Capital distributions from unconsolidated joint ventures	14.3	52.9	9.9

Net cash used in investing activities	(34.0)	(7.8)	(199.2)
Cash flows from financing activities:
Net borrowings from revolving credit facilities	168.5	(65.0)	65.0
Principal payments on notes payable	(1.0)	—	—
Net proceeds from notes offering	—	248.8	—
Net proceeds from (repayments of) Financial Services bank borrowings	(27.6)	0.3	(13.9)
Payments for deferred financing costs	(42.6)	(5.5)	(0.3)
Net proceeds from sale of common stock	—	—	89.2
Payments for issuance costs associated with convertible preferred stock and stock warrants	(2.9)	—	—
Excess income tax benefit from exercise of stock options	—	0.1	—
Proceeds from stock option exercises	—	0.2	1.8
Dividends paid	—	(3.6)	(3.2)

Net cash provided by financing activities	94.4	175.3	138.6

Net cash provided by (used in) continuing operations	(19.0)	20.6	(220.3)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(15.2)	2.1	(14.7)
Net cash provided by (used in) financing activities	56.5	(0.8)	(1.2)

Net cash provided by (used in) discontinued operations	41.3	1.3	(15.9)

Increase (decrease) in cash and cash equivalents	22.3	21.9	(236.2)
Cash and cash equivalents at beginning of year	54.2	32.3	268.5

Cash and cash equivalents at end of year	$76.5	$54.2	$32.3

Supplemental disclosure of non-cash financing activities:
Increase (decrease) in inventory not owned	$(274.6)	$207.7	$(34.0)

Increase (decrease) in obligations for inventory not owned	$(268.6)	$207.7	$(34.0)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20.2	$200.4	$61.4

Supplemental disclosure of non-cash activities:
Refer to Note 3 for the consolidation of other variable interest entities in accordance with FIN 46R
Refer to Note 4 for the settlement of the Transeastern JV and related acquisition of assets

See accompanying notes to consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.	Business and Organization

Business

TOUSA, Inc. (hereinafter referred to as “TOUSA”, the “Company”, “we”, “us” and “our”) is a homebuilder with a geographically diversified national presence. We operate in various metropolitan markets in nine states, located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West. We design, build, and market detached single-family residences, town homes and condominiums. We also provide title insurance and mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights.

Organization

Technical Olympic S.A. owns approximately 67% of our outstanding common stock. Technical Olympic S.A. is a publicly-traded Greek company whose shares are traded on the Athens Stock Exchange. Our ownership could change if the holders of our convertible preferred stock exercise their conversion rights. Our equity structure is likely to change as a result of our Chapter 11 filings. See Note 12.

Chapter 11 Cases

On January 29, 2008, TOUSA, Inc. and certain of our subsidiaries (excluding our financial services subsidiaries and joint ventures) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, Fort Lauderdale Division. The Chapter 11 cases have been consolidated solely on an administrative basis and are pending as Case No. 08-10928-JKO.

We continue to operate our businesses and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, we sought from the Bankruptcy Court in the Chapter 11 cases, we obtained Bankruptcy Court approval to, among other things, continue to pay certain critical vendors and vendors with lien rights, meet our pre-petition payroll obligations, maintain our cash management systems, sell homes free and clear of liens, pay our taxes, continue to provide employee benefits and maintain our insurance programs. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow us to restrict trading in our common stock (and related securities) and has also provided for potentially retroactive application of notice and sell-down procedures for trading in claims against the debtors’ estates (in the event that such procedures are approved in the future) which could negatively impact our accumulated net operating losses and other tax attributes. The Bankruptcy Court has also entered orders to establish procedures for the purchase and disposition of real property by us subject to certain monetary limits without specific approval for each transaction.

On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into the Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the agreement. The agreement was subsequently terminated and we entered into an agreement with our secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). Under the Bankruptcy Court order dated June 20, 2008, we are authorized to use cash collateral of our first lien and second lien lenders (approximately $358.0 million at the time of the order) for a period of six months in a manner consistent with a budget negotiated by the parties. The order further provides for the paydown of

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$175.0 million to our first lien term loan facility secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to paydown an additional $15.0 million to our fist lien term loan facility secured lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the prepetition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.

We have the exclusive right to file a Chapter 11 plan or plans prior to October 25, 2008 and the exclusive right to solicit acceptance thereof until December 24, 2008. Pursuant to section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond 18 months and 20 months, respectively.

As a result of our Chapter 11 cases and other matters described herein, including uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan or plans of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the restructuring process;

•	our ability to comply with the terms of our cash collateral order and, if necessary, seek further extensions of our ability to use cash collateral;

•	our ability to achieve profitability following a restructuring given housing market challenges; and

•	our ability to retain key employees.

These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, such efforts may not be successful.

We have taken and will continue to take aggressive actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the homebuilding market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to major reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. In addition, we are working with our existing suppliers and seeking new suppliers, through competitive bid processes, to reduce construction material and labor costs. We have and will continue to analyze each community based on anticipated sales absorption rates, net cash flows and financial returns taking into consideration current market factors in the homebuilding industry such as the oversupply of homes available for sale in most of our markets, less demand, decreased consumer confidence, tighter mortgage loan underwriting criteria and higher foreclosures. In order to generate cash and to reduce our inventory to levels consistent with our business plan, we have taken and will continue to take the following actions, to the extent possible given the limitations resulting from our Chapter 11 cases:

•	limiting new arrangements to acquire land (by submitting proposals to increased review);

•	engaging in bulk sales of land and unsold homes;

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	reducing the number of unsold homes under construction and limiting and/or curtailing development activities in any development where we do not expect to deliver homes in the near future;

•	renegotiating terms or abandoning our rights under option contracts;

•	considering other asset dispositions including the possible sale of underperforming assets, communities, divisions and joint venture interests (see Note 15 regarding the June 2007 sale of our Dallas/Fort Worth division and Note 14 regarding the September 2007 bulk sale of homesites in our Mid-Atlantic (excluding Nashville) region);

•	reducing our speculative home levels; and

•	pursuing other initiatives designed to monetize our assets.

The foregoing discussion provides general background information regarding our Chapter 11 Cases, and is not intended to be an exhaustive description. Additional information regarding our Chapter 11 Cases, including access to court documents and other general information about the Chapter 11 Cases, is available at www.kccllc.net/tousa. Financial information on the website is prepared according to requirements of federal bankruptcy law and the local Bankruptcy Court. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited and prepared in a format different than that used in our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States and filed under the securities laws. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for investment decisions relating to our stock or debt or for comparison with other financial information filed with the Securities and Exchange Commission.

Mortgage Joint Venture

On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting and closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008.

2.	Summary of Significant Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States and general practices within the homebuilding industry. The following summarizes the more significant of these policies.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For the

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2007, 2006, and 2005, we have eliminated inter-segment Financial Services revenues of $15.1 million, $4.8 million, and $9.8 million, respectively.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis. This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, we do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Those estimates and assumptions which, in the opinion of management, are both significant to the underlying amounts included in the financial statements and as to which future events or information could change those estimates include:

•	impairment assessments of investments in unconsolidated joint ventures, long-lived assets, including our inventory, and goodwill;

•	loss exposures associated with the abandonment of our rights under option contracts, the relinquishment of our rights under certain joint ventures and obligations under joint venture debt agreements and under performance bonds;

•	realization of amounts due from unconsolidated joint ventures;

•	insurance and litigation related contingencies;

•	realization of deferred income tax assets and liability for unrecognized tax benefits; and

•	estimated costs associated with construction and development activities in connection with our homebuilding operations.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 cases. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (3) as to operations, the effect of any changes that may be made to our business. In addition, the financial statements do not reflect the amounts that may be allowed with respect to prepetition claims and liabilities which may, as a result of the filing of proofs of claims by our creditors, result in liabilities in excess of those estimated by us in preparing the accompanying consolidated financial statements.

Due to our normal operating cycle being in excess of one year, we present unclassified consolidated statements of financial condition.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current year classifications. Certain operations have been classified as discontinued. Associated results of operations and financial position are separately reported for all periods presented. For additional information, refer to Note 15. Information in these notes to consolidated financial statements, unless otherwise noted, does not include the accounts of discontinued operations.

Homebuilding

Inventory

Inventory is stated at the lower of cost or fair value. Inventory under development or held for development is stated at an accumulated cost unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are recorded at fair value. Inventory to be

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventory Not Owned and Obligations for Inventory Not Owned

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

In applying FIN 46(R) to our homesite option contracts and other transactions with VIEs, we make estimates regarding cash flows and other assumptions. We believe that our critical assumptions underlying these estimates are reasonable based on historical evidence and industry practice. Based on our analysis of transactions entered into with VIEs, we determined that we are the primary beneficiary of certain of these homesite option contracts. Consequently, FIN 46(R) requires us to consolidate the assets (homesites) at their fair value, although (1) we have no legal title to the assets; (2) our maximum exposure to loss is generally limited to the deposits or letters of credits placed with these entities; and (3) creditors, if any, of these entities have no recourse against us.

In addition to land options recorded pursuant to FIN 46(R), we evaluate land options in accordance with the provisions of SFAS No. 49, Product Financing Arrangements. When our deposits and pre-acquisition development costs exceed certain thresholds, or we have determined that we are compelled to exercise our option, we record the remaining purchase price of the land in the consolidated statements of financial condition under “inventory not owned” and “obligations for inventory not owned”.

Investments in Joint Ventures

We analyze our homebuilding and land development joint ventures under FIN 46(R) and Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). The scope of EITF 04-5 is limited to limited partnerships or similar entities (such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership) that are not VIEs under FIN 46(R) and provides a framework for addressing when a general partner in a limited partnership, or managing member in the case of a limited liability company, controls the entity. EITF 04-5 was effective after June 29, 2005 for new entities formed after such date and for existing entities for which agreements were subsequently modified and was effective for us on January 1, 2006 for all other entities. The adoption of EITF 04-5 did not have a material effect on our consolidated financial statements.

Investments in our unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses generated by the joint venture upon the delivery of homes or homesites to third parties.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All joint venture profits generated from land sales to us are deferred and recorded as a reduction of the cost basis in the homesites purchased until the homes are ultimately sold by us to third parties. Our ownership interests in our unconsolidated joint ventures vary, but are generally less than or equal to 50%. We account for these investments under the equity method because: (1) the entities are not VIEs in accordance with FIN 46(R); (2) for those entities determined to be VIEs, we are not considered the primary beneficiary; (3) we do not have the voting control, and/or, in the case of joint ventures where we are the general partner or managing member, the limited partners (or non-managing members) have substantive participatory rights in accordance with EITF 04-5.

We evaluate our investments in and receivables from our unconsolidated joint ventures in accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Recoverability of our investments in and receivables from unconsolidated joint ventures are measured by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. These evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors involving some amount of uncertainty. Therefore, due to uncertainties in the estimation process, actual results could differ from such estimates.

In some instances, we are liable under the joint venture credit agreements and we have agreed to: complete certain property development commitments in the event the joint ventures default; pay an amount necessary to decrease the principal balance of the joint ventures’ loans to achieve a certain loan to value ratio; and, to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. We evaluate our obligations related to these commitments under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. Because of the high degree of judgment required in determining these estimated obligations, actual amounts could differ from our current estimates.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for the Sales of Real Estate (“SFAS 66”), at December 31, 2007 and 2006, we deferred approximately $1.0 million and $1.7 million, respectively, in profit related to certain homes that were delivered for which our mortgage subsidiary originated interest-only loans or loans with high loan-to-value ratios which did not meet the initial and continuing investment requirements under SFAS 66, and the loans were still held for sale at the respective balance sheet dates. This profit will be recognized upon the sale of the loans to a third party, with non-recourse provisions (except for customary early payment default provisions), which generally occurs within 30 days from the date the loan is originated.

Warranty Costs

We provide homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. We generally have recourse against the subcontractors for claims relating to workmanship and materials. We also provide up to a ten-year homebuyer’s warranty which covers major structural defects. Estimated warranty costs are recorded at the time of sale based on historical experience and current factors, and are included in cost of sales in the accompanying consolidated statements of operations.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To address homebuyer concerns regarding our fulfillment of warranty obligations at the inception of our Chapter 11 cases, we entered into an agreement with an affiliate of Zurich Financial Services Group, which guarantees our warranty obligations for the first ten years and assumes all liability for structural claims in years three through ten. The agreement covered all homes in backlog on January 21, 2008 and homes sold or delivered between January 21, 2008 and June 30, 2008.

Advertising Costs

Advertising costs, consisting primarily of newspaper and trade publications, and the cost of maintaining an internet web-site, are expensed as incurred. Advertising expense included in selling, general and administrative expenses for the years ended December 31, 2007, 2006, and 2005 were $23.5 million, $19.7 million, and $9.1 million, respectively.

Financial Services

Title Company Escrow Deposits

As a service to its customers, our title company subsidiary, Universal Land Title, administers escrow and trust deposits which totaled approximately $27.7 million and $102.1 million at December 31, 2007 and 2006, respectively, representing undisbursed amounts received for settlements of mortgage loans, payments on mortgage loans, and indemnities against specific title risks. These escrow funds are not considered our assets and, therefore, are excluded from the accompanying consolidated statements of financial condition.

Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of aggregate cost or fair value based upon such commitments for loans to be delivered or prevailing market rates for uncommitted loans. The estimated fair value is determined on a loan by loan basis based on the coupon rate and underlying characteristics of each loan. Substantially all of the loans originated by us are sold to private investors within 30 days of origination. In addition, the Company has the ability to sell mortgage loans under an early purchase program based on the delivery of mortgage collateral, which is generally less than five days from closing.

Interest Rate Lock Commitments

Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been properly designated by a company as a “hedging relationship” and is determined to qualify for hedge accounting. To qualify for hedge accounting under SFAS No. 133, at the inception of a hedge, a company must formally document the relationship between the derivative instrument and the hedged item, as well as the risk management objective, the strategy for undertaking the hedge transactions, and the method the company will use to assess the hedge’s effectiveness in achieving offsetting changes in fair value. In addition, the company must document the results of the method used to assess hedge effectiveness on an ongoing basis.

If a company either does not properly designate the “hedging relationship” or subsequently determines that the derivative instruments do not qualify for hedge accounting, the derivative instruments are considered “free standing derivatives.” Free standing derivatives are marked-to-market and included in the balance sheet as either derivative assets or liabilities with corresponding changes in fair value recorded in income as they occur.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We utilize certain derivative instruments in the normal course of operations. These instruments include private investor sales commitments and commitments to originate mortgage loans (interest rate lock commitments or locked pipeline), all of which typically are short-term in nature. Private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans.

We did not designate our derivatives as hedging instruments and applied the lower-of-cost-or-market method to account for mortgage loan inventory in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities.

Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments (“SAB 105”) provides guidance regarding interest rate lock commitments (“IRLCs”) that are accounted for as derivative instruments under SFAS 133. In SAB 105, the SEC stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of the derivative IRLCs and such value should not be recognized until the underlying loans are sold. Our IRLCs were directly offset by forward trades and the valuation of the derivatives did not have a material impact on the Company’s financial position or results of operations.

We entered into three separate builder forward commitments in 2007 for an option to fill a commitment of up to $75.0 million of loans at agreed-upon rates. The purpose of these builder forward commitments was to increase the volume of customers by offering below market mortgage interest rates. The builder forward commitments were accounted for as a reduction of revenue and were immaterial to the consolidated financial statements. The total commitment fee paid for the year ended December 31, 2007 was $0.6 million.

Early Payment Default Reserve

At December 31, 2007, we are obligated under loan purchase agreements (“LPAs”) with third-party investors to repurchase loans if certain terms and conditions defined in the LPAs are not met, and that repurchase risk is primarily related to early payment default. It is our policy to provide for estimated losses related to repurchase risk based on delinquency trends and historical experience. At December 31, 2007 and 2006, we recorded a $0.6 million and $0.1 million, respectively, early payment default reserve. During the year ended December 31, 2007 and 2006, we made indemnification payments of $0.5 million and $0.1 million, respectively. No indemnification payments were made during 2005. In July 2008, we entered into a settlement agreement whereby we paid $2.9 million to be released from all current and future LPA obligations.

Revenue Recognition

Loan origination revenues, net of direct origination costs, and loan discount points are deferred and recorded as an adjustment to the carrying value of the related mortgage loans held for sale, and are recognized as income when the related loans are sold to third-party investors. Gains and losses from the sale of loans are recognized to the extent that the sales proceeds exceed, or are less than, the carrying value of the loans. The Company sells all loans on a servicing released basis. Mortgage interest income is earned during the interim period before mortgage loans are sold and is accrued as earned.

Fees derived from our title services are recognized as revenue in the month of closing of the underlying sale transaction.

General

Cash and Supplemental Cash Flow Information

Cash includes amounts in transit from title companies for home deliveries and highly liquid investments with an initial maturity of three months or less.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash consists of amounts held in escrow as required by purchase contracts and reserve requirements of certain debt facilities.

Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we carry long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the years ended December 31, 2007, 2006, and 2005, we recorded impairment losses on active communities of $180.8 million, $81.9 million and $6.5 million, respectively. In addition, during the years ended December 31, 2007, 2006, and 2005, we also recorded a charges of $671.9 million, $71.3 million and $0.2 million, respectively, for deposits and abandonment costs related to land that we no longer intend to purchase or build on. These losses are included in cost of sales — inventory impairments and abandonment costs in the accompanying consolidated statements of operations.

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

Depreciation generally is provided using the straight-line method over the estimated useful life of the asset, which ranges from 3 to 31 years. At December 31, 2007 and 2006, accumulated depreciation approximated $35.5 million and $28.3 million, respectively.

Deferred Finance Costs

Costs incurred in connection with the issuance of our borrowings are capitalized and amortized using the effective interest method over the life of the related borrowing.

Goodwill

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Additional consideration paid in subsequent periods under the terms of purchase agreements is included as acquisition costs.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment annually or more frequently if certain impairment indicators are present. For purposes of the impairment test, we consider each homebuilding and financial services entity a reporting unit. Our impairment test is based on discounted cash flows derived from internal projections. This process requires us to make assumptions on future revenues, costs, and timing of expected cash flows. Due to the degree of judgment

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required and uncertainties surrounding such estimates, actual results could differ from such estimates. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations.

During the years ending December 31, 2007 and 2006, we determined that the challenging housing market and the asset impairments taken in certain of our homebuilding divisions were indicators of impairment. We performed our interim impairment tests during 2007 and 2006, and our annual impairment tests as of December 31, 2007 and 2006. As a result, we recorded homebuilding goodwill impairment charges of $89.7 million and $5.7 million for the years ended December 31, 2007 and 2006, respectively.

The change in homebuilding goodwill for the years ended December 31, 2007 and 2006 is as follows (dollars in millions):

	Year Ended December 31,
	2007	2006

Balance at January 1	$100.9	$105.7
Earn-out consideration paid on acquisitions	—	0.9
Impairments:
Florida	(45.9)	—
Mid-Atlantic	(27.6)	—
Texas(1)	(0.8)	—
West	(15.4)	(5.7)

Total impairments	(89.7)	(5.7)

Balance at December 31(2)	$11.2	$100.9

(1)	The Texas Region excludes the Dallas division, which is now classified as a discontinued operation.

(2)	The balance at December 31, 2007 consists of $1.6 million related to the Mid-Atlantic region and $9.6 million related to the Texas region.

Additionally, during the year ended December 31, 2007, we wrote-off $3.9 million of goodwill associated with our Financial Services subsidiaries and $3.1 million of goodwill related to our former Dallas division that has been accounted for as discontinued operations.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), as interpreted by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), whereby, income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FIN 48, which became effective for us on January 1, 2007, prescribed the minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements and provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, transition and disclosures. See Note 9, Income Taxes, for additional discussion.

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

The following table represents a reconciliation of the weighted average shares outstanding:

	Year Ended December 31,
	2007	2006	2005

Basic weighted average shares outstanding	59,601,887	59,582,697	57,120,031
Net effect of common stock equivalents assumed to be exercised	—	—	2,239,324

Diluted weighted average shares outstanding	59,601,887	59,582,697	59,359,355

The shares issued and outstanding and the earnings per share amounts in the consolidated financial statements have been adjusted to reflect a five-for-four stock split affected in the form of a 25% stock dividend paid on March 31, 2005.

On September 13, 2005, pursuant to an underwritten public offering, we sold 3,358,000 shares of our common stock at a price of $28.00 per share. The net proceeds of the offering to us were $89.2 million, after deducting offering costs and underwriting fees of $4.8 million. The offering proceeds were used to pay outstanding indebtedness under our revolving credit facility.

For the year ended December 31, 2007 and 2006, the convertible preferred stock, stock warrants, stock options and restricted stock, as applicable, have not been included in diluted earnings per share as their effect is anti-dilutive (see Note 12).

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinions No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation. Share-based employee compensation expense was not recognized in our consolidated statement of operations prior to January 1, 2006, except for certain options with performance-based accelerated vesting criteria and certain outstanding common stock purchase rights, as all other stock option awards granted under the plan had an exercise price equal to or greater than the market value of the common stock on the date of the grant.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2006, we adopted the provisions of SFAS 123(R), Share-Based Payment, including Staff Accounting Bulletin No. 107 (“SAB 107”), which provided supplemental implementation guidance for SFAS 123(R), using the modified-prospective-transition method. Under this transition method, compensation expense recognized for the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified-prospective-transition method, results for prior periods were not restated. Additionally, in connection with the adoption of SFAS 123(R) we recognized a cumulative change in accounting principle of $2.0 million, net of tax, related to certain common stock purchase rights that were accounted for under the variable accounting method. The pre-tax cumulative effect of the change in accounting principle of $3.2 million was not material and therefore was included in selling, general and administrative expenses with the related tax effect of $1.2 million included in the provision for income taxes rather than displayed separately as a cumulative change in accounting principle in the consolidated statement of operations. The adoption of SFAS 123(R) resulted in a charge of $11.3 million and $7.4 million to income (loss) before provision for income taxes and net income, respectively, for the year ended December 31, 2006. The impact of adopting SFAS 123(R) on both basic and diluted earnings was $0.13 per share.

Under the provisions of SFAS 123(R), the unearned compensation caption in our consolidated statement of financial condition, a contra-equity caption representing the amount of unrecognized share-based compensation costs, is no longer presented. The amount that had been previously shown as unearned compensation was reversed through the additional paid-in capital caption in our consolidated statement of financial condition.

In accordance with SFAS 123(R), we present the tax benefits resulting from the exercise of share-based awards as financing cash flows. Prior to the adoption of SFAS 123(R), we reported the tax benefits resulting from the exercise of share-based awards as operating cash flows. The effect of this change was not material to our consolidated statement of cash flows.

If the methodologies of SFAS 123(R) were applied to determine compensation expense for our stock options based on the fair value of our common stock at the grant dates for awards under our option plan, our net income and earnings per share for the year ended December 31, 2005 would have been adjusted to the pro forma amounts indicated below (dollars in millions, except per share amounts):

Year Ended
December 31,
2005

Net income as reported	$218.3
Add: Stock-based employee compensation included in reported net income, net of tax	2.2
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(2.7)

Pro forma net income	$217.8

Reported basic earnings per share	$3.82

Pro forma basic earnings per share	$3.81

Reported diluted earnings per share	$3.68

Pro forma diluted earnings per share	$3.67

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of options granted were estimated on their grant dates using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	0.33 to 0.42
Expected dividend yield	0.00%
Risk-free interest rate	1.47% - 4.85%
Expected life	3 - 10 years

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. The carrying values of cash and mortgage loans held for sale approximate their fair values due to their short-term nature. The fair value of mortgage loans held for sale approximates $15.0 million which includes the unpaid balance, net of loan loss reserves, and the service release premium that is received when the loans are sold. The carrying value of the financial services borrowings, the revolving loan facility, first and second lien term facilities and obligations for inventory not owned approximate their fair value as substantially all have a fluctuating interest rate based upon current market indices. The fair value of the $20.0 million Senior Subordinated PIK Notes is $0.2 million at December 31, 2007, as estimated by reference to similar instruments with quoted market prices. The fair value of the $550.0 million senior notes and $510.0 million senior subordinated notes at December 31, 2007 is $231.6 million and $23.6 million, respectively, as determined by quoted market prices.

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

We adopted FIN 48 effective January 1, 2007. See Note 9 of the consolidated financial statements for discussion of income taxes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. We are currently reviewing the effect of this statement on our consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2006, the FASB issued EITF No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums , (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (January 1, 2008 for us). The effect of EITF 06-8 is not expected to be material to our consolidated financial statements.

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

EITF Topic D-109, Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133, addresses the determination of whether the characteristics of a host contract related to a hybrid financial instrument issued in the form of a share are more akin to a debt instrument or more akin to an equity instrument. EITF D-109 indicates that the determination of the nature of the host contract for a hybrid financial instrument issued in the form of a share (that is, whether the nature of the host contract is more akin to a debt instrument or more akin to an equity instrument) should be based on a consideration of economic characteristics and risks of the host contract including all of the stated or implied substantive terms and features of the hybrid financial instrument. Although the consideration of an individual term or feature may be weighted more heavily in the evaluation, judgment is required based upon an evaluation of all the relevant terms and features. The application of this guidance was considered and evaluated in light of the Preferred Stock issued by us on July 31, 2007 (refer to Note 12) but did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective, and early adoption is not permitted. Adoption of SFAS 141(R) will apply to any business combination beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently reviewing the effect of this statement on our consolidated financial statements.

On February 20, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The FSP addresses whether there are circumstances that would permit a transferor and a transferee to evaluate the accounting for the transfer of a financial asset separately from a repurchase financing when the counterparties to the two transactions are the same. The FSP presumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). However, if certain

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria specified in the FSP are met, the initial transfer and repurchase financing may be evaluated separately under SFAS No. 140. The FSP is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. Adoption of the FSP is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures regarding derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.

3.	Inventory

A summary of homebuilding interest capitalized in inventory is as follows (dollars in millions):

	Year Ended December 31,
	2007	2006	2005

Interest capitalized, beginning of period	$68.7	$44.2	$32.6
Interest incurred(1)	154.8	98.5	79.3
Less interest included in:
Cost of sales	112.8	72.6	63.0
Interest expense	31.6	0.6	0.4
Other adjustments(2)	1.3	0.8	4.3

Interest capitalized, end of period	$77.8	$68.7	$44.2

(1)	Included in interest incurred is the amortization of deferred finance costs which totaled $11.0 million, $3.7 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Included in other adjustments above for the year ended December 31, 2005 is interest which was capitalized to inventory that was subsequently contributed to an unconsolidated joint venture.

In the ordinary course of business, we enter into option contracts to purchase homesites and land held for development. At December 31, 2007 and 2006, we had non-refundable cash deposits totaling $56.9 million and $216.6 million, respectively, included in inventory in the accompanying consolidated statements of financial condition. Under these option contracts, we have the right to buy homesites at predetermined prices on a predetermined takedown schedule anticipated to be commensurate with home starts. Option contracts generally require the payment of a cash deposit and/or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or third party financial entities who have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. During the year ended December 31, 2007, we abandoned our rights under certain option contracts that require us to complete the development of land for a fixed reimbursable amount. We recorded losses totaling $10.3 million for our estimated obligations under these development agreements which are included in accounts payable and other liabilities at December 31, 2007.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, certain of these option contracts give the other party the right to require us to purchase homesites or guarantee certain minimum returns. During the year ended December 31, 2007, we abandoned our rights under certain option contracts that give the other party the right to require us to purchase the homesites. Some of these parties have given notice exercising their right to require us to purchase the homesites. We do not have the ability to comply with these notices due to liquidity constraints. These option contracts were previously consolidated and the inventory was included in inventory not owned and the corresponding liability was included in obligations for inventory not owned. As we do not have the intent or the ability to comply with the requirement to purchase the property, we have deconsolidated these option contracts at December 31, 2007. Impairment charges related to capitalized pre-acquisition costs associated with these option contracts of $10.6 million were written off during the year ended December 31, 2007. In addition, at December 31, 2007, we recorded a loss accrual of $20.1 million, in connection with the abandonment of these option contracts, for our estimated obligations under these option contracts, including $10.5 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts. This amount was computed based on estimated deficiency between the fair value of the underlying inventory compared to our required purchase price under the option contract. This accrual is included in accounts payable and other liabilities in the accompanying consolidated statement of financial condition at December 31, 2007. As of December 31, 2007, the total required purchase price under these option contracts was $25.0 million.

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

The effect of FIN 46(R) at December 31, 2007 was to increase inventory by $16.2 million, excluding cash deposits of $3.8 million, which had been previously recorded, with a corresponding increase to obligations for inventory not owned of $16.2 million in the accompanying consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs. Our potential exposure to loss in VIEs where we are not the primary beneficiary would primarily be the forfeiture of our deposit and/or letters of credit placed on land purchase and option contracts. At December 31, 2007 and December 31, 2006, our non-refundable cash deposits placed on land purchase and option contracts amounted to $56.9 million and $216.6 million, respectively, and our letters of credit placed on land purchase and option contracts amounted to $44.9 million and $257.8 million, respectively.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, we transfer title to certain parcels of land to unrelated third parties and enter into options with the purchasers to acquire fully developed homesites. As we have continuing involvement in these properties, in accordance with SFAS 66, we have accounted for these transactions as financing arrangements. At December 31, 2007, $9.8 million (net of $6.0 million in impairments) of inventory not owned and $15.8 million of obligations for inventory not owned relates to sales where we have continuing involvement.

During the year ended December 31, 2007, additional equity contributions in the form of gap loans were made to an unconsolidated joint venture, which was a VIE. The additional equity contributions constituted reconsideration events under FIN 46(R). Based on an analysis under FIN 46(R), we absorb the majority of expected losses and are the primary beneficiary of this entity. Therefore, in accordance with FIN 46(R), we consolidated this entity as of the period beginning October 1, 2007, resulting in additional revenue of $4.0 million in our consolidated statement of operations. The consolidation also resulted in additional assets of $5.7 million and liabilities of $0.7 million in our consolidated statement of financial condition as of December 31, 2007.

In accordance with SFAS No. 144, we carry long-lived assets held for sale at the lower of the carrying amount or fair value. For active communities (communities under development and construction), we evaluate an asset for impairment when events and circumstances indicate that they may be impaired. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the years ended December 31, 2007, 2006 and 2005, we recorded impairment losses of $180.8 million, $81.9 million and $6.5 million, respectively, on active communities, which are included in cost of sales — inventory impairments and abandonment costs in the accompanying consolidated statements of operations. Included in the impairment charges on active communities for years ended December 31, 2007 is $6.0 million of inventory impairments recognized on properties accounted for as financing arrangements under SFAS 66 for which we do not have title to the underlying asset.

In accordance with SFAS No. 144, we performed an evaluation of impairment on a large land parcel with a carrying value of $92.3 million as of December 31, 2007. As of December 31, 2007, this parcel is not impaired as the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition exceed the carrying value. Changes in the timing or amounts of these cash flows could result in a material impairment charge.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2007, 2006 and 2005, we also recorded charges of $671.9 million, $71.3 million and $0.2 million, respectively, in write-offs of deposits and abandonment costs which is included in cost of sales — inventory impairments and abandonment costs in the accompanying consolidated statements of operations, related to land that we have determined is not probable that we will purchase or build on. The following table summarizes information related to impairment charges on active communities and write-offs of deposits and abandonment costs by region (dollars in millions):

	Year Ended December 31,
	2007	2006	2005

Impairment charges on active communities:
Florida	$95.8	$13.2	$1.8
Mid-Atlantic	16.0	26.2	0.8
Texas(1)	1.0	0.6	—
West	68.0	41.9	3.9

	180.8	81.9	6.5
Write-offs of deposits and abandonment costs:
Florida	370.1	8.3	—
Mid-Atlantic	63.3	11.8	—
Texas(1)	5.3	0.2	0.2
West	233.2	51.0	—

	671.9	71.3	0.2

Inventory impairments and abandonment costs	$852.7	$153.2	$6.7

(1)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

4.	Transeastern Joint Venture Settlement and Acquisition

We acquired our 50% interest in the Transeastern Joint Venture (“Transeastern JV”) on August 1, 2005, when the Transeastern JV acquired substantially all of the homebuilding assets and operations of Transeastern Properties, Inc. including work in process, finished lots and certain land option rights. The Transeastern JV paid approximately $826.2 million for these assets and operations (which included the assumption of $127.1 million of liabilities and certain transaction costs, net of $30.1 million of cash). The other member of the joint venture was an entity controlled by the former majority owners of Transeastern Properties, Inc. We functioned as the managing member of the Transeastern JV through a wholly-owned subsidiary.

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

After experiencing several months of continuous declines in deliveries as compared to forecasted amounts due to higher than expected cancellations and lower than expected gross sales, in early September 2006, management of the Transeastern JV finalized and distributed to its members six-year financial projections based on the build-out and sale of its current controlled land positions. These revised projections from the Transeastern JV indicated that the joint venture would report a loss in the fourth quarter and would not have the liquidity to meet its debt obligations. As a result of these and other factors, in September 2006, we

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluated the recoverability of our investment in the joint venture under APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and determined our investment to be fully impaired. As of September 30, 2006, we wrote off $143.6 million related to our investment in the Transeastern JV, which included $35.0 million of our member loans receivable and $16.2 million of receivables for management fees, advances and interest due to us from the joint venture.

On October 31, 2006 and November 1, 2006, we received demand letters from the administrative agent for the lenders to the Transeastern JV demanding payment under certain guarantees. The demand letters alleged that potential defaults and events of default had occurred under the credit agreements and that such potential defaults or events of default had triggered our obligations under the guarantees. The lenders claimed that our guarantee obligations equaled or exceeded all of the outstanding obligations under each of the credit agreements and that we were liable for default interest, costs and expenses.

On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern JV with the lenders to the Transeastern JV, its land bankers and our joint venture partner in the Transeastern JV. Pursuant to the settlement, among other things,

•	the Transeastern JV became a wholly-owned subsidiary of ours by merger into one of our subsidiaries, which became a guarantor on our credit facilities and note indentures (the acquisition was accounted for using the purchase method of accounting and results of operations have been included in our consolidated results beginning on July 31, 2007);

•	the senior secured lenders of the Transeastern JV were repaid in full, including accrued interest (approximately $400.0 million in cash);

•	the senior mezzanine lenders to the Transeastern JV received $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015 and $117.5 million in initial aggregate liquidation preference of 8% Series A Convertible Preferred PIK Preferred Stock;

•	the junior mezzanine lenders to the Transeastern JV received warrants to purchase shares of our common stock which had an estimated fair value of $8.2 million at issuance (based on the Black-Scholes option pricing model and before issuance costs);

•	we entered into settlement and release agreements with the senior mezzanine lenders and the junior mezzanine lenders to the Transeastern JV which released us from our potential obligations to them; and

•	we entered into a settlement and mutual release agreement with Falcone/Ritchie LLC and certain of its affiliates (the “Falcone Entities”) concerning the Transeastern JV, one of which owned 50% of the equity interests in the Transeastern JV and, among other things, released the Falcone Entities from claims under the 2005 asset purchase agreement pursuant to which we acquired our interest in the Transeastern JV. Pursuant to the settlement agreement, we remain obligated on certain indemnification obligations, including, without limitation, related to certain land bank arrangements.

To effect the settlement of the Transeastern JV dispute, on July 31, 2007, we also entered into:

•	an amendment to our $800.0 million revolving loan facility, dated January 30, 2007;

•	a new $200.0 million aggregate principal amount first lien term loan facility; and

•	a new $300.0 million aggregate principal amount second lien term loan facility.

The proceeds from the first and second lien term loans were used to satisfy claims of the senior secured lenders against the Transeastern JV, and to pay related expenses. Our existing $800.0 million revolving loan facility was amended and restated to reduce the revolving commitments thereunder by $100.0 million and permit the incurrence of the first and second lien term loan facilities (and make other conforming changes

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to the facilities). Net proceeds from these financings at closing were $470.6 million which is net of a 1% discount and transaction costs.

We also paid:

•	$50.2 million in cash to purchase land under existing land bank arrangements with the former Transeastern JV partner; and

•	$33.5 million in interest and expenses.

Additional descriptions of the facilities, preferred stock and the warrants are provided in Notes 8 and 12 to the consolidated financial statements.

In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), and other authoritative guidance, through June 30, 2007, we accrued $385.9 million for settlement of loss contingency (determined by computing the difference between the estimated fair market value of the consideration paid in connection with the global settlement less the estimated fair market value of the business we acquired) of which, $275.0 million was accrued at December 31, 2006 (included in accounts payable and other liabilities in our consolidated statement of financial condition) and $110.9 million was accrued during the six months ended June 30, 2007 based on the final settlement terms. During the three months ended September 30, 2007 we recorded an additional $40.7 million upon completion of the purchase price allocation based on the estimated fair market of the consideration paid and the net assets acquired.

In connection with the Transeastern JV settlement, we recognized a loss of $426.6 million, of which $151.6 million was recognized during the year ended December 31, 2007 and $275.0 million was recognized during the year ended December 31, 2006.

The consideration paid by us in connection with the TE Acquisition approximated $586.8 million, at the time of settlement, which included (dollars in millions):

Purchase price:
Cash consideration paid to Senior Lenders of the Transeastern JV	$400.0
Fair value of convertible preferred stock issued	84.0
Fair value of senior subordinated notes issued	10.9
Fair value of common stock warrants issued	8.2
Payment to purchase land under existing land bank arrangements	50.2
Transaction costs including accrued interest paid to the Senior Lenders	33.5

Total estimated purchase price	$586.8

Allocation of purchase consideration:
Cash and cash equivalents	$10.3
Restricted cash	28.4
Inventory(1)	149.8
Property and equipment	1.0
Accounts payable and other liabilities	(27.4)
Customer deposits	(1.9)
Previously accrued loss contingency(2)	385.9
Additional loss on TE Acquisition(3)	40.7

$586.8

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The fair value of the inventory was determined by estimating future cash flows expected to result from the use of the asset and its eventual disposition, discounted at a market rate of interest.

(2)	In accordance with SFAS 5 and other authoritative guidance, as of June 30, 2007, the Company accrued $385.9 million for settlement of a loss contingency (determined by computing the difference between the estimated fair market value of the consideration paid in connection with the global settlement less the estimated fair market value of the business acquired).

(3)	There were no identifiable intangible assets or goodwill associated with the TE Acquisition.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Transeastern was completed as of January 1 for each of the periods shown below (in millions):

	Year Ended December 31,
	2007	2006

Homebuilding revenues	$2,333.6	$3,088.6
Loss from continuing operations	(1,379.6)	(638.8)
Net loss available to common stockholders	(1,390.0)	(648.4)
EARNINGS (LOSS) PER COMMON SHARE, DILUTED:
Earnings (loss) from continuing operations, net of preferred stock dividends and accretion of discount	(23.32)	(10.88)
Earnings (loss) from discontinued operations	(0.38)	(0.01)

Diluted earnings (loss) per common share	$(23.70)	$(10.89)

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

5.	Investments in Unconsolidated Joint Ventures

We have entered into strategic joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In some cases our Chapter 11 filings have constituted an event of default under the joint venture lender agreements which have resulted in the debt becoming immediately due and payable, limiting the joint ventures’ access to future capital. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation and similar acts. In some cases, we have agreed to make capital contributions to the joint venture sufficient to comply with a specified debt to value ratio. Our obligations become full recourse upon certain bankruptcy events with respect to the joint venture. At December 31, 2007 and 2006, we had investments in unconsolidated joint ventures of $9.0 million and $129.0 million, respectively. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At December 31, 2007 and 2006, we had receivables of $0.3 million and $27.2 million net of allowances, respectively, from these joint ventures due to loans and advances, unpaid management fees and other items.

In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We earned management fees from these unconsolidated entities of $9.9 million, $32.1 million, and $25.3 million for the years ended December 31, 2007, 2006, and 2005,

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. These fees are included in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations. In the aggregate, these joint ventures delivered 927, 1,778, and 1,319 homes for the years ended December 31, 2007, 2006 and 2005, respectively.

As further discussed in Note 4 and below, we evaluated the recoverability of our investments in and receivables from unconsolidated joint ventures under APB 18 and SFAS 114, and recorded total impairments of investments in unconsolidated joint ventures of $194.1 million and $152.8 million during the years ended December 31, 2007 and 2006, respectively.

Engle/Sunbelt Joint Venture

In December 2004, we entered into a joint venture agreement with Suntous Investors, LLC (“Suntous”) to form Engle/Sunbelt Holdings, LLC (“Engle/Sunbelt”). Engle/Sunbelt was formed to develop finished homesites and to build and deliver homes in the Phoenix, Arizona market. Upon its inception, the venture acquired eight of our existing communities in Phoenix, Arizona. We and Suntous contributed capital of approximately $28.0 million and $3.2 million, respectively, and the joint venture itself obtained financing arrangements with an aggregate borrowing capacity of $180.0 million, of which $150.0 million related to a revolving loan and $30.0 million related to a mezzanine financing instrument.

In July 2005, we contributed assets to Engle/Sunbelt resulting in a net capital contribution by us of $5.4 million. At that time, Engle/Sunbelt amended its financing arrangements to increase the revolving loan to $250.0 million. On April 30, 2007, Engle/Sunbelt amended its revolving loan to reduce the aggregate commitment of the lenders from $250.0 million to $200.0 million and extended the maturity date to March 17, 2008. In addition, the amendment increased the minimum adjusted tangible net worth covenant and reduced the minimum interest coverage ratio covenant. On January 16, 2008, the facility was further amended to reduce the revolving loan limit to $115.0 million and terminate the mezzanine financing instrument. In addition, the amendment reduced the minimum interest coverage ratio covenant. While the borrowings by Engle/Sunbelt were non-recourse to us, we had obligations to complete construction of certain improvements and housing units in the event Engle/Sunbelt defaults. Additionally, we agreed to indemnify the lenders for, among other things, potential losses resulting from fraud, misappropriation, bankruptcy filings and similar acts by Engle/Sunbelt.

In connection with the July 2005 contribution of assets to Engle/Sunbelt, we realized a gain of $42.6 million, of which $36.3 million was deferred due to our continuing involvement with these assets through our investment. In March 2006, we assigned to Engle/Sunbelt our rights under a contract to purchase approximately 539 acres of raw land for a price of $18.7 million with a corresponding gain of $15.8 million, of which $13.5 million was deferred. In January 2007, we assigned to Engle/Sunbelt our rights under an option contract for $5.1 million, all of which was deferred, payable in the form of a note with a one year term, bearing interest at 10% per annum. These deferrals were being recognized in the consolidated statement of operations as homes were delivered by the joint venture. During the years ended December 31, 2007, 2006 and 2005, we recognized revenue previously of $5.7 million, $10.0 million and $2.7 million, respectively, related to these transactions which is included in cost of sales-other in the accompanying consolidated statements of operations. At December 31, 2006, $22.8 million was deferred and included in accounts payable and other liabilities in the accompanying consolidated statement of financial condition. There were no amounts deferred at December 31, 2007 due to the write-off of our investment in the joint venture as discussed below.

Although Engle/Sunbelt was not included in our Chapter 11 filings, our Chapter 11 filings constituted an event of default under the financing arrangements and Engle/Sunbelt’s debt became immediately due and payable.

In April 2008, we entered into a settlement agreement with the lenders pursuant to which Engle/Sunbelt has agreed to the appointment of a receiver and further agreed to either, at the election of the lenders, deliver

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a deed in lieu of foreclosure to its assets or consent to a judicial foreclosure. We have also agreed to assist the lenders in their efforts to complete certain construction for which we will receive arm’s length compensation. Upon transfer of title to the lenders, we will be relieved from our obligations under the completion and indemnity agreements. The Bankruptcy Court entered an order approving the settlement agreement.

During the year ended December 31, 2007, we evaluated the recoverability of our investment in and receivables from Engle/Sunbelt for impairment under APB 18 and SFAS 114 respectively, and recorded an impairment charge of $60.7 million representing the full carrying value our investment in and receivables from Engle/Sunbelt, net of deferred gains of $22.5 million. No completion obligation accrual has been established at December 31, 2007 with respect to Engle/Sunbelt due to the settlement agreement reached with the lenders to the joint venture.

Summarized in the tables below is condensed combined financial information of Engle/Sunbelt (dollars in millions).

	December 31,
	2007	2006

Assets:
Cash and cash equivalents	$3.5	$22.5
Inventories	193.2	246.6
Other assets	2.3	2.8

Total assets	$199.0	$271.9

Liabilities and equity:
Accounts payable and other liabilities	$70.2	$44.8
Notes payable	85.4	161.3
Equity of:
TOUSA, Inc.	37.6	56.6
Others	5.8	9.2

Total equity	43.4	65.8

Total liabilities and equity	$199.0	$271.9

	Year Ended December 31,
	2007	2006

Revenues	$230.1	$511.1
Costs and expenses	252.4	449.2

Net income (loss)	$(22.3)	$61.9

TOUSA/Kolter Joint Venture

In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans (the “term loans”) of which $47.0 million and $7.0 million, respectively, were outstanding as of December 31, 2007. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain agreed plans. The term loans required, among other things, TOUSA/Kolter to have

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completed the development of certain lots by January 7, 2007. Due to unforeseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. On June 21, 2007, and in response to missing the development deadline, TOUSA/Kolter amended the existing term loan agreements and we amended the Performance and Completion Agreement to extend the Performance and Completion Agreement development deadline to May 31, 2008. The amendments to the term loan agreements increased the interest rate on the senior term loan by 100 basis points to LIBOR plus 3.25% and by 50 basis points to LIBOR plus 8.5% for the senior subordinated term loan. As a condition to the amendment, we agreed to be responsible for the additional 150 basis points; accordingly, this would be a cost of the lots we acquired from TOUSA/Kolter. The amendment also required us to increase the existing letter of credit by an additional $1.8 million to $12.1 million and place an additional $3.0 million cash deposit on the remaining lots under option. The $3.0 million was used by TOUSA/Kolter to pay down a portion of the senior term loan.

As we have abandoned our rights under the option contract due to non-performance, at December 31, 2007, we recorded an obligation of $12.1 million for the letter of credit we anticipated would be drawn, wrote-off the $3.0 million cash deposit and $1.0 million in capitalized pre-acquisition costs. These costs are included in inventory impairments and abandonment costs in the accompanying consolidated statements of operations.

The lenders to the joint venture have declared the loan to the venture to be in default, but have not demanded performance of our obligations under either the Performance and Completion Agreement or the Remargining Agreement. The Remargining Agreement requires us to pay to the Administrative Agent, upon default of the joint venture, an amount necessary to decrease the principal balance of the loan so that the outstanding balance does not exceed 70% of the value of the joint venture’s assets. Based on the estimated fair value of the assets of the joint venture, we recorded a $54.0 million obligation (which includes the $12.1 million letter of credit accrual), as of December 31, 2007, in connection with our obligation under the re-margining provisions of the loan agreement. We did not record any additional contingent liability under the completion guarantee as the $54.0 million accrual represents the full debt obligation of the joint venture.

During the year ended December 31, 2007, we evaluated the recoverability of our investment and receivables from TOUSA/Kolter for impairment under APB 18 and SFAS 114 respectively, and recorded an impairment charge of $58.8 million representing the full carrying value of our investment in and receivables from TOUSA/Kolter, net of deferred gains of $12.8 million, which were deferred as a result of the contributed assets and contract assignments to TOUSA/Kolter. Additionally, we recorded an obligation of $18.9 million for performance bonds and letters of credit that we placed on behalf of the joint venture, as we consider it probable that we will be required to reimburse these amounts for development remaining to be completed.

Centex/TOUSA at Wellington, LLC

In December 2005, we entered into a joint venture with Centex Corporation to form Centex/TOUSA at Wellington, LLC (“Centex/TOUSA at Wellington”) for the purpose of acquiring, developing and selling approximately 264 homesites in a community in South Florida. The joint venture obtained a term loan of which $31.0 million was outstanding as of December 31, 2007. The credit agreement requires us to construct and complete the horizontal development of the lots and related infrastructure in accordance with certain agreed upon plans. On August 31, 2007, Centex/TOUSA at Wellington received a notice from the lender requiring the joint venture members to contribute approximately $10.0 million to the joint venture to reduce the outstanding term loan in order to comply with the 60% loan-to-value ratio covenant. We have not made the required equity contribution.

We evaluated the recoverability of our investment in and receivables from Centex/TOUSA at Wellington for impairment under APB 18 and SFAS 114 respectively, and recorded an impairment of $27.0 million

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

representing the full carrying value of our investment in and receivables from Centex/TOUSA during the year ended December 31, 2007. Based on the estimated fair value of the assets of the joint venture, we recorded a $15.5 million obligation, as of December 31, 2007, in connection with our obligation under the re-margining provisions of the loan agreement which represents our portion of the joint venture’s outstanding debt. We did not record any additional contingent liability under the completion guarantee as the $15.5 million accrual represents our portion of the full joint venture debt obligation.

Layton Lakes Joint Venture

In connection with our joint venture with Lennar Corporation (the “Layton Lakes Joint Venture”) to acquire and develop land, townhome properties and commercial property in Arizona, we entered into a Completion and Limited Indemnity Agreement for the benefit of the lender to the joint venture. The agreement required us to maintain a tangible net worth of $400.0 million. As a result of the decrease in our tangible net worth, this covenant has been breached and the outstanding $60.0 million loan to the joint venture is in default. The default has not been cured and the lender, in its discretion, may accelerate the loan, foreclose on its liens, and exercise all other contractual remedies, including our completion guaranty. In addition, the operating agreement of the joint venture states that a breach by a member of any covenant of such member contained in any loan agreement entered into in connection with the financing of the property is an event of default. Under the operating agreement, a defaulting member does not have the right to vote or otherwise participate in the management of the joint venture until the default is cured. A defaulting member may not take down any lots from the joint venture.

Additionally, the joint venture’s loan requires that the outstanding loan balance may not exceed 65% of the value of the joint venture’s assets. Based on an appraisal obtained by the bank, the joint venture has been notified that a principal payment is required in order to maintain the specified loan to value ratio. The joint venture has failed to make such principal payment.

We evaluated the recoverability of our investment in and receivables from Layton Lakes Joint Venture for impairment under APB 18 and SFAS 114 respectively, and recorded an impairment charge of $24.9 million representing the full carrying value our investment in and receivables from Layton Lakes Joint Venture during the year ended December 31, 2007. We did not record any obligation under the re-margining provision as we are not a party to the re-margining agreement. Additionally, we recorded an obligation of $4.4 million for performance bonds that we placed on behalf of the joint venture, as we consider it probable that we will be required to reimburse these amounts for development remaining to be completed. We did not record any additional contingent liability under the completion guarantee as based on the estimated fair value of the assets of the joint venture, we do not believe that it is probable that we will called to perform under the completion obligation. Should we be called to perform under the completion agreement in the future, we estimate that our portion of the costs to be incurred approximate $26.6 million.

Other

During the year ended December 31, 2007, we evaluated the recoverability of our investment in and receivables from an unconsolidated joint venture located in Colorado, under APB 18 and SFAS 114 respectively, and recorded an impairment of $2.8 million, which is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Certain of our unconsolidated joint venture agreements require the ventures to allocate earnings to the members using preferred return levels based on actual and expected cash flows throughout the life of the venture. Accordingly, determination of the allocation of the members’ earnings in these joint ventures can only be certain at or near the completion of the project and upon agreement of the partners. In order to allocate earnings, the members of the joint venture must make estimates based on expected cash flows throughout the life of the venture. During the year ended December 31, 2006, two of our unconsolidated joint ventures neared

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completion, which allowed the joint venture to adjust the income allocation to its members based on the final cash flow projections. The reallocation of earnings resulted in the recognition of an additional $5.9 million in income from unconsolidated joint ventures during the year ended December 31, 2006. We have evaluated these revisions in earnings allocations under SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Opinion No. 20 and FASB Statement No. 3, and have appropriately accounted for this change in estimate in our December 31, 2006 consolidated financial statements.

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

During the year ended December 31, 2006, we evaluated the recoverability of our investment in and receivables from an unconsolidated joint venture located in Southwest Florida, under APB 18 and SFAS 114 respectively, and recorded an impairment of $7.7 million, which is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Summarized in the tables below is condensed combined financial information related to our ongoing unconsolidated land development joint ventures, for which we have investments that are accounted for under the equity method of accounting, excluding those joint ventures discussed above in which we have written off our investment (dollars in millions):

	December 31,
	2007	2006

Assets:
Cash and cash equivalents	$3.2	$0.9
Inventories	39.0	46.4
Other assets	0.9	0.3

Total assets	$43.1	$47.6

Liabilities and equity:
Accounts payable and other liabilities	$5.1	$2.1
Notes payable	20.6	24.3
Equity of:
TOUSA, Inc.	7.9	10.7
Others	9.5	10.5

Total equity	17.4	21.2

Total liabilities and equity	$43.1	$47.6

	Year Ended December 31,
	2007	2006

Revenues	$29.0	$19.3
Costs and expenses	27.7	17.4

Net income	$1.3	$1.9

Our share of net income	$1.1	$—

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets

Other assets consist of the following (dollars in millions):

	December 31,
	2007	2006

Homebuilding:
Deferred income taxes, net	$—	$160.6
Income taxes receivable	218.4	12.9
Accounts receivable	34.7	37.0
Deferred finance costs, net	55.8	16.1
Prepaid expenses	20.3	7.4
Other assets	0.8	2.6

Total other assets	$330.0	$236.6

7.	Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following (dollars in millions):

	December 31,
	2007	2006

Homebuilding:
Accrual for settlement of loss contingency (Note 4)	$—	$275.0
Accounts payable	41.8	70.2
Interest	48.4	39.4
Compensation	14.8	27.8
Taxes, including income and real estate	22.6	10.4
Accrual for unpaid invoices on delivered homes	27.9	23.6
Accrued expenses	90.7	42.4
Community development district bond obligations	29.6	7.3
Obligations related to unconsolidated joint ventures	74.6	—
Accrued letters of credit expected to be drawn	43.6	—
Warranty costs	5.0	7.4
Deferred revenue	2.8	50.7

Total accounts payable and other liabilities	$401.8	$554.2

In connection with the development of certain of our communities, community development or improvement districts may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements. Some bonds are repaid directly by us while other bonds only require us to pay non-ad valorem assessments related to lots not yet delivered to residents. These bonds are typically secured by the property and are repaid from assessments levied on the property over time. We also guarantee district shortfalls under certain bond debt service agreements when the revenues, fees and assessments, which are designed to cover principal, interest and other operating costs of the bonds that are insufficient. In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we record a liability for future assessments, which are fixed and determinable for a fixed or determinable period. In addition and in accordance with SFAS No. 5, we evaluate whether it is contingently liable for any of the debt

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the bond issuance. Community development district bond obligations were $29.6 million and $7.3 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, we have total outstanding performance / surety bonds of $207.3 million related to land development activities and have estimated our exposure on our outstanding surety bonds to be $116.9 million based on land development remaining to be completed. At December 31, 2007, we recorded an accrual totaling $48.0 million for surety bonds where we consider it probable that we will be required to reimburse the surety for amounts drawn related to defaulted agreements.

8.	Homebuilding and Financial Services Borrowings

Homebuilding Borrowings

Homebuilding borrowings consisted of the following (dollars in millions):

	December 31,
	2007	2006

Revolving Loan Facility (11.25% at December 31, 2007)	$168.5	$—
First Lien Term Loan Facility due 2012 (9.81% at December 31, 2007)	199.0	—
Discount on First Lien Term Loan Facility	(1.8)	—
Second Lien Term Loan Facility due 2013 (12.81% at December 31, 2007)	317.1	—
Discount on Second Lien Term Loan Facility	(2.8)	—
Senior notes due 2010, at 9%	300.0	300.0
Senior notes due 2011, at 8 1/4%	250.0	250.0
Discount on senior notes	(2.5)	(3.5)
Senior subordinated notes due 2012, at 10 3/8%	185.0	185.0
Senior subordinated notes due 2011, at 7 1/2%	125.0	125.0
Senior subordinated notes due 2015, at 7 1/2%	200.0	200.0
Premium on senior subordinated notes	3.7	4.2
Senior Subordinated PIK Notes due 2015, at 14 3/4%	21.3	—
Discount on Senior Subordinated PIK Notes	(8.7)	—

	$1,753.8	$1,060.7

The filing of the Chapter 11 cases triggered repayment obligations under a number of instruments and agreements relating to our direct and indirect financial obligations. As a result, all our obligations under the notes became automatically and immediately due and payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 cases in the Bankruptcy Court.

On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into the Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the agreement. The agreement was subsequently terminated and we entered into an agreement with our secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). Under the Bankruptcy Court order dated June 20, 2008, we are authorized to use cash collateral of our first lien and second lien lenders (approximately $358.0 million at the time of the order) for a period of six months in a manner consistent with a budget negotiated by the parties. The order further provides for the paydown of $175.0 million to our first lien term loan facility secured lenders, subject to disgorgement provisions in the

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to paydown an additional $15.0 million to our fist lien term loan facility secured lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the prepetition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.

Revolving Loan Facility and First and Second Lien Term Loan Facilities

To effect the TE Acquisition, on July 31, 2007, we entered into (1) the $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (2) the $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”). The proceeds from the credit facilities were used to satisfy claims of the senior lenders against the Transeastern JV. Our existing $800.0 million revolving loan facility (the “Revolving Loan Facility”) was amended and restated to (1) reduce the revolving commitments thereunder by $100.0 million and (2) permit the incurrence of the Facilities (and make other conforming changes relating to the Facilities). Collectively, these transactions are referred to as the “Financing.” Net proceeds from the Financing at closing were $470.6 million which is net of a 1% discount and transaction costs. The Revolving Loan Facility expires on March 9, 2010. The First Lien Term Loan Facility expires on July 31, 2012 and the Second Lien Term Loan Facility expires on July 31, 2013.

On October 25, 2007, our Revolving Loan Facility was amended by Amendment No. 1 to the Second Amended and Restated Revolving Credit Agreement. Among other things, the existing agreement was amended with respect to (1) the pricing of loans, (2) limiting the amounts which may be borrowed prior to December 31, 2007 to $130.0 million, including draws under outstanding letters of credit, (3) modifying the definition of a “Material Adverse Effect,” (4) waiving compliance with certain representations and financial covenants, (5) establishing minimum operating cash flow requirements, (6) requiring compliance with weekly budgets, (7) inclusion of a five week operating cash flow covenant at the end of November, (8) requiring the payment of certain fees, and (9) reducing the Lenders’ commitments by $50.0 million.

On October 25, 2007, the First Lien Term Loan Facility was also amended by Amendment No. 1 to the First Lien Term Loan Credit Agreement to amend certain terms including (1) the pricing of loans, (2) the definition of “Material Adverse Effect,” and (3) waiving compliance with certain financial covenants.

On December 14, 2007, we entered into further amendments to our First Lien Term Loan Credit Agreement and our Revolving Loan Facility to, among other things, (1) extend through February 1, 2008, the waiver of the financial covenants set forth in Amendment No. 1 to the First Lien Term Loan Credit Agreement and the Revolving Loan Facility, (2) revise the material adverse change representation with respect to matters disclosed in our quarterly report on Form 10-Q for the nine months ended September 30, 2007, (3) modify a provision regarding the obligation to pay amounts owed in connection with certain land banking arrangements, and (4) seek waivers of the cross-default provision resulting from any breach of a covenant regarding the matters described in (3) above. In addition, the amendments require us to adhere to a cash flow budget, which has been prepared by us, which does not provide for current payments on our long-term indebtedness including the interest payment due on January 1, 2008 with respect to our 10 3/8% Senior Subordinated Notes due 2012.

The interest rates on the Facilities and the Revolving Loan Facility are based on LIBOR plus a margin or an alternate base rate plus a margin, at our option. For the Revolving Loan Facility, the LIBOR rates are increased by between 2.50% and 5.25% depending on our leverage ratio (as defined in the Agreement) and credit ratings. Loans bearing interest at the base rate (the rate announced by Citibank as its base rate or 0.50% above the Federal Funds Rate) increase between 1.00% and 5.25% in accordance with the same criteria. Based on our current leverage ratio and credit ratings, our LIBOR loans bear interest at LIBOR plus 5.25% and our

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

base rate loans bear interest at the Federal Funds Rate plus 5.25%. For the First Lien Term Loan Facility, the interest rate is LIBOR plus 5.00% or base rate plus 4.00%. For the Second Lien Term Loan Facility, the interest rate is LIBOR plus 7.25% or base rate plus 6.25%. The Second Lien Term Loan Facility allows us to pay interest, at our option, (1) in cash, (2) entirely by increasing the principal amount of the Second Lien Term Loan Facility, or (3) a combination thereof. The Facilities and the New Revolving Loan Facility are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). The obligations are secured by substantially all of our assets, including those of our Guarantors. Our mortgage and title subsidiaries are not Guarantors.

Senior Notes and Senior Subordinated Notes

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

Special Interest

On April 12, 2006, we issued $250.0 million of the 8 1/4% senior notes due 2011 for net proceeds of $248.8 million. In connection with the issuance of the 8 1/4% senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes (except that the exchange notes will not contain terms with respect to special interest or transfer restrictions). The registration statement has not been declared effective within the required 180 days of issuance and, as a result, on October 9, 2006, in accordance with their terms, the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and shall increase by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. For the year ended December 31, 2007, we incurred $2.0 million of additional interest expense as a result of such default. In addition, we accrued a contingency reserve of $2.5 million for such interest expected to be incurred in future periods.

Senior Subordinated PIK Notes

As part of the transactions to settle the disputes regarding the Transeastern JV, on July 31, 2007, the senior mezzanine lenders to the Transeastern JV received $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes (“PIK Notes”) due 2015.

Interest on the PIK Notes is payable semi-annually. The PIK Notes are unsecured senior subordinated obligations of ours, and are guaranteed on an unsecured senior subordinated basis by each of our existing and future subsidiaries that guarantee our 7.5% Senior Subordinated Notes due 2015 (the “Existing Notes”). We are required to pay 1% of the interest in cash and the remaining 13.75%, at our option, (i) in cash, (ii) entirely by increasing the principal amount of the PIK Notes or issuing new notes, or (iii) a combination thereof. The PIK Notes will mature on July 1, 2015. The indenture governing the PIK Notes contains the same covenants

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as contained in the indenture governing the Existing Notes and is subject, in most cases, to any change to such covenants made to the indenture governing the Existing Notes. The PIK Notes are redeemable by us at redemption prices greater than their principal amount. The PIK Notes contain an optional redemption feature that allows us to redeem up to a maximum of 35% of the aggregate principal amount of the PIK Notes using the proceeds of subsequent sales of its equity interest at 114.75% of the aggregate principal amount of the PIK Notes then outstanding, plus accrued and unpaid interest. Additionally, after July 1, 2012, subject to certain terms of our other debt agreements, we may redeem the PIK Notes at a premium to the principal amount as follows: 2012 — 107.375%; 2013 — 103.688%; 2014 and thereafter — 100.000%. The call options exercisable at anytime after July 1, 2012 at a premium do not require bifurcation under SFAS 133 because they are only exercisable by us and they are not contingently exercisable. The redemption option conditionally exercisable based on the proceeds raised from an equity offering at 114.75% of up to 35% of the aggregate outstanding PIK Notes principal represents an embedded call option that must be bifurcated from the PIK Notes; however, the fair value of this call option is not material and has not been bifurcated from the host instrument at December 31, 2007.

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

Financial Services Borrowings

Our mortgage subsidiary has two warehouse lines of credit in place to fund the origination of residential mortgage loans. The revolving warehouse line of credit (the “Warehouse Line of Credit”), which was entered into on December 5, 2007, provides for revolving loans of up to $25.0 million. The Warehouse Line of Credit replaced the $100.0 million revolving warehouse line of credit that expired on December 8, 2007. From January 25, 2008 through December 4, 2008, the availability under the Warehouse Line of Credit is reduced to $15.0 million. The $150.0 million mortgage loan purchase facility (“Purchase Facility”) was amended to decrease the size of the facility to $75.0 million. From January 25, 2008 through December 4, 2008 the availability under the Purchase Facility is reduced to $40.0 million. At no time may the amount outstanding under the Warehouse Line of Credit and the purchased loans pursuant to the Purchase Facility exceed $55.0 million. Both the Warehouse Line of Credit and Purchase Facility expire on December 4, 2008. The Warehouse Line of Credit bears interest at the 30-day LIBOR rate plus a margin of 2.0%, and is secured by funded mortgages, which are pledged as collateral, and requires our mortgage subsidiary to maintain certain financial ratios and minimums. The Warehouse Line of Credit also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities. Our mortgage subsidiary was in compliance with all covenants and restrictions at December 31, 2007. At December 31, 2007, our mortgage subsidiary had $7.8 million in borrowings under its Warehouse Line of Credit, and had the capacity to borrow an additional $17.2 million, subject to our mortgage subsidiary satisfying the relevant borrowing conditions. As discussed above, the borrowing capacity changed on January 25, 2008.

On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting and closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008.

9.	Income Taxes

Components of income tax expense (benefit) attributable to continuing operations consist of the following (dollars in millions):

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$(195.1)	$106.5	$119.9
State	1.2	6.3	4.6

	(193.9)	112.8	124.5
Deferred:
Federal	159.2	(150.6)	2.0
State	1.4	(5.0)	—

	160.6	(155.6)	2.0

Total income tax expense (benefit)	$(33.3)	$(42.8)	$126.5

The difference between total reported income taxes and expected income tax expense (benefit) attributable to continuing operations computed by applying the federal statutory income tax rate of 35% and our effective income tax rate of 2.4% for 2007, 17.6% for 2006, and 36.7% for 2005, respectively, to income before provision for income taxes is reconciled as follows (dollars in millions):

	Year Ended December 31,
	2007	2006	2005

Computed income tax expense (benefit) at statutory rate	$(473.5)	$(85.3)	$120.0
State income taxes	(31.1)	1.2	5.8
Change in valuation allowance	463.5	42.1	—
Liability for unrecognized tax benefits (FIN 48)	2.4	—	—
Non-deductible items	6.6	—	—
Other, net	(1.2)	(0.8)	0.7

Total income tax expense (benefit)	$(33.3)	$(42.8)	$126.5

Primarily as a result of the change in our valuation allowance during the year ended December 31, 2007, the effective tax rate applied to our losses is below the federal statutory rate of 35%.

We have a federal net operating loss of $83.5 million which will expire in 2027. We also have various state net operating losses that expire in years 2022 through 2027.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant temporary differences that give rise to the deferred tax assets and liabilities are as follows (dollars in millions):

	December 31,
	2007	2006

Deferred tax assets:
Property and equipment	$4.4	$—
Warranty, legal and insurance reserves	6.6	6.7
Inventory	384.9	48.6
Goodwill write-off	15.2	—
Accrued compensation	12.0	7.9
Investments in unconsolidated entities	13.5	150.6
Federal and state net operating loss carryforwards	57.1	2.7
Alternative minimum tax carryforwards	12.5	—
Other	3.9	3.6

Total deferred tax assets	510.1	220.1
Deferred tax liabilities:
Property and equipment	—	(1.8)
Amortizable intangibles	—	(13.1)
Prepaid expenses	(3.8)	(0.1)
Prepaid commissions and differences in reporting selling and marketing	(0.7)	(2.4)
Investment in unconsolidated entities	—	—

Total deferred tax liabilities	(4.5)	(17.4)
Valuation allowance	(505.6)	(42.1)

Net deferred tax asset	$—	$160.6

The net deferred tax assets included in other assets in the accompanying consolidated statements of financial condition at December 31, 2006 was $160.6 million (net of valuation allowances) and resulted primarily from deductible temporary differences. There were no net deferred tax assets at December 31, 2007. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. We have considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. The valuation allowance at December 31, 2007 primarily relates to inventory impairments recognized during the year ended December 31, 2007. The majority of the valuation allowance at December 31, 2006 relates to a portion of the settlement offer in connection with the $275.0 million loss contingency recognized (see Note 4 to the consolidated financial statements). The net change in the valuation allowance for the years ended December 31, 2007 and 2006 was $463.5 million and $42.1 million, respectively, with the majority at December 31, 2007 relating to inventory impairments.

As a result of generating taxable income during 2005 and 2006, we have carried back $643.4 million in taxable losses to prior years and have recognized the portion of our deferred tax assets which we have realized through the carrybacks. Due to our cumulative losses in recent years, we have not relied upon future taxable income exclusive of reversing temporary differences and carryforwards for the realization of any of our deferred tax assets. Reliance on future taxable income as a source is difficult when there is negative evidence such as in our situation where we have cumulative losses. Cumulative losses weigh heavily in our overall assessment. We determine cumulative losses on a rolling twelve-quarter basis. Income forecasts were

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered in conjunction with other positive and negative evidence, including our current financial performance, the financial impact of the Transeastern JV settlement, our market environment and other factors. As a result, the conclusion was made that there was not sufficient positive evidence to enable us to conclude that it was more likely than not that the remaining deferred tax assets, after reduction through carrybacks, would be realized. Therefore, we have provided a valuation allowance on our net deferred tax assets. This assessment will continue to be undertaken in the future. Our results of operations may be impacted in the future by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. Our results of operations might be favorably impacted in the future by reversals of valuation allowances if we are able to demonstrate sufficient positive evidence that our deferred tax assets will be realized. In addition, there could be restrictions on the amount of the carryforwards that can be utilized if certain changes in our ownership should occur. In light of the above, we believe that it is more likely than not that we will not realize our net deferred tax asset of $505.6 million.

We are subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. We have effectively closed all U.S. federal income tax matters for years through 2004. The Internal Revenue Service has concluded its examination of our consolidated tax return for fiscal year 2004, resulting in insignificant changes to our tax liability. Management believes that the tax liabilities recorded for the remaining open periods are adequate and the tax receivables recorded properly reflect the amounts due to us from the applicable taxing authorities. However, a significant assessment against us for additional tax liabilities or reduction of tax refunds received could have a material adverse effect on our financial position, results of operations or cash flows.

As a result of the implementation of FIN 48, we recognized an increase of approximately $1.3 million in the liability for unrecognized tax benefits which was accounted for as a reduction to retained earnings at January 1, 2007. After this adjustment, we had a $5.1 million liability recorded for unrecognized tax benefits as of January 1, 2007, which included interest and penalties of $0.4 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (dollars in millions):

2007

Balance at January 1	$4.7
Additions based on tax positions related to the current year	2.7
Additions for tax positions of prior years	2.5
Reductions for tax positions of prior years	(1.2)
Settlements	(1.7)
Lapse of statute of limitations	(0.4)

Balance at December 31	$6.6

As of December 31, 2007, we have accumulated interest and penalties associated with these unrecognized tax benefits of $0.9 million, of which $0.5 million of interest was accrued during the year ended December 31, 2007. The gross unrecognized tax benefits, interest and penalties, is $7.5 million, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of other assets and accounts payable and other liabilities in the consolidated statements of financial condition.

It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. During the year ended December 31, 2007, we recognized $0.5 million of interest and no penalties as part of the provision for income taxes in the consolidated statements of operations.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the twelve months beginning January 1, 2008, it is reasonably possible that we will reduce unrecognized tax benefits, including interest and penalties by approximately $0.8 million to $0.9 million primarily as a result of the expiration of certain statutes of limitations.

In April 2008, we received a $207.3 million refund of previously paid income taxes for 2005 and 2006 through the carryback of our taxable loss from 2007. As with any refund in excess of $2.0 million, this refund is subject to review by the Joint Committee on Taxation of Congress.

10.	Commitments and Contingencies

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Warranty

We provide homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. We generally have recourse against our subcontractors for claims relating to workmanship and materials. We also provide up to a ten-year homeowner’s warranty which covers major structural and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. Estimated warranty costs are recorded at the time of sale based on historical experience and current trends. Warranty costs are included in accounts payable and other liabilities in the accompanying consolidated statements of financial condition.

During the year ended December 31, 2007 and 2006, the activity in our warranty cost accrual consisted of the following (dollars in millions):

	Year Ended
	December 31,
	2007	2006

Accrued warranty costs at January 1	$7.4	$6.6
Liability recorded for warranties issued during the period	4.8	6.9
Warranty work performed	(9.5)	(8.4)
Transeastern warranty obligation acquired	2.0	—
Adjustments	0.3	2.3

Accrued warranty costs at December 31	$5.0	$7.4

Letters of Credit and Performance Bonds

We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and deposits on homesite purchase contracts. Under these arrangements, we had total outstanding letters of credit of $115.5 million as of December 31, 2007. As a result of abandoning our rights under option contracts, as of December 31, 2007, we accrued $43.6 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts. In addition, $98.5 million of letters of credit were drawn as of December 31, 2007 and have increased our borrowings outstanding under our Revolving Loan Facility. Through June 30, 2008 an additional $72.8 million of letters of credit have been drawn related to the abandonment of option contracts. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount.

At December 31, 2007, we have total outstanding performance/surety bonds of $207.3 million and have estimated our exposure on our outstanding surety bonds to be $116.9 million based on development remaining to be completed. At December 31, 2007, we recorded an accrual totaling $48.0 million for surety bonds where we consider it probable that we will be required to reimburse the surety for amounts drawn related to defaulted agreements. We have been experiencing a reduction in availability of security bond capacity. If we are unable to secure such bonds, we may elect to post alternative forms of collateral with government entities or escrow agents, including letters of credit. Other forms of collateral, if available, may result in higher costs to us.

Exposure on Abandoned Homesite Option Contracts

As of December 31, 2007, we have abandoned our rights under option contracts that require us to complete the development of land for a fixed reimbursable amount. At December 31, 2007, we recorded a loss accrual of $10.3 million, in connection with the abandonment of these option contracts, for our estimated obligations under the development agreements. This accrual is included in accounts payable and other liabilities in the accompanying consolidated statement of financial condition at December 31, 2007.

In addition, certain of these option contracts give the other party the right to require us to purchase homesites or guarantee certain minimum returns. As of December 31, 2007, we have abandoned our rights under option contracts that give the other party the right to require us to purchase the homesites. On some of these option contracts, we have received notices in which the other party is exercising their right to require us to purchase the homesites under this provision of the option contracts. We do not have the ability to comply with these notices due to liquidity constraints. These option contracts were previously consolidated and the inventory was included in inventory not owned and the corresponding liability was included in obligations for inventory not owned. As we do not have the intent or the ability to comply with the requirement to purchase the property, we have deconsolidated these option contracts at December 31, 2007. Capitalized pre-acquisition costs associated with these option contracts are impaired and $10.6 million was written off during the year ended December 31, 2007. In addition, at December 31, 2007, we recorded a loss accrual of $20.1 million, in connection with the abandonment of these option contracts, for our estimated obligations under these option contracts.

Chapter 11 Cases

On January 29, 2008, TOUSA, Inc. and certain of our subsidiaries (excluding our financial services subsidiaries and joint ventures) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, Fort Lauderdale Division. The Chapter 11 cases have been consolidated solely on an administrative basis and are pending as Case No. 08-10928-JKO. See Note 1 of the consolidated financial statements for additional discussion.

Pursuant to an order of the Bankruptcy Court, our creditors were required to file proofs of claim with the Bankruptcy Court by May 19, 2008 with respect to and all claims that arose before the Petition Date against any of the debtors. The process of reviewing these claims is on-going. These claims may result in future obligations to the Company.

Class Action Lawsuit

TOUSA, Inc. is a defendant in a class action lawsuit pending in the United States District Court for the Southern District of Florida. The name and case number of the class action suit is Durgin, et al., v. TOUSA, Inc., et al., No. 06-61844-CIV.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in December 2006, various stockholder plaintiffs brought lawsuits seeking class action status in the U.S. District Court for the Southern District of Florida. At a hearing held on March 29, 2007, the Court consolidated the actions and heard arguments on the appointment of lead plaintiff and counsel. On September 7, 2007, the Court appointed Diamondback Capital Management, LLC as the lead plaintiff and approved Diamondback’s selection of counsel. Pursuant to a scheduling order, the lead plaintiff filed a Consolidated Complaint on November 2, 2007.

The Consolidated Complaint names TOUSA, all of TOUSA’s directors, David Keller, Randy Kotler, Beatriz Koltis, Lonnie Fedrick, Technical Olympic, S.A., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and JMP Securities LLC as defendants. The alleged class period is August 1, 2005 to March 19, 2007. The Consolidated Complaint alleges that TOUSA’s public filings and other public statements that described the financing for the Transeastern Joint Venture as non-recourse to TOUSA were false and misleading. The Consolidated Complaint also alleges that certain public filings and statements were misleading or suffered from material omissions in failing to fully disclose or describe the Completion and Carve-Out Guaranties that TOUSA executed in support of the Transeastern Joint Venture financing. The Consolidated Complaint asserts claims under Section 11 of the Securities Act against all defendants other than Ms. Koltis for strict liability and negligence regarding the registration statements and prospectus associated with the September 2005 offering of 4 million shares of stock. Plaintiffs contend that the registration statements and prospectus contained material misrepresentations and suffered from material omissions in the description of the Transeastern Joint Venture financing and TOUSA’s related obligations. The Consolidated Complaint asserts related claims against Technical Olympic, S.A. and Messrs. Konstantinos Stengos, Antonio B. Mon, David Keller and Tommy L. McAden as controlling persons responsible for the statements in the registration statements and prospectus. The Consolidated Complaint also alleges claims under Section 10(b) of the Exchange Act for fraud with respect to various public statements about the non-recourse nature of the Transeastern debt and alleged omissions in disclosing or describing the Guaranties. These claims are alleged against TOUSA, Messrs. Mon, McAden, Keller and Kotler and Ms. Koltis. Finally, the Consolidated Complaint asserts related claims against Messrs. Mon, Keller, Kotler and McAden as controlling persons responsible for the various alleged false disclosures. Plaintiffs seek compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of TOUSA common stock and purchasers and sellers of options on TOUSA common stock.

On January 30, 2008 TOUSA filed a Motion to Dismiss Plaintiffs’ Consolidated Complaint. TOUSA moved to dismiss plaintiffs’ claims on the grounds that plaintiffs: (a) could not establish materially false or misleading statements or omissions; (b) could not establish loss causation; (c) failed to plead with particularity facts giving rise to a strong inference of scienter; and (d) lacked standing to pursue a section 11 claim. Many of the other defendants also filed motions to dismiss and/or signed on to TOUSA’s Motion to Dismiss.

On February 4, 2008 TOUSA filed a Notice of Suggestion of Bankruptcy notifying the Court that TOUSA filed for bankruptcy on January 29, 2008. On February 5, 2008 the Court entered an order staying the action as to TOUSA pursuant to Section 362 of the United States Bankruptcy Code. The action continues with respect to defendants other than TOUSA.

On April 30, 2008, lead plaintiff Diamondback Capital Management moved to withdraw as lead plaintiff. On May 22, 2008, the Court entered an order: granting Diamondback Capital Management’s motion to withdraw as lead plaintiff; establishing a procedure pursuant to which a new lead plaintiff will be appointed; extending the time for plaintiffs to respond to the motions to dismiss until a new lead plaintiff is selected; and acknowledging that the Court may need to set a time for the filing of an amended complaint, if requested by the new lead plaintiff.

On June 6, 2008, two prospective lead plaintiffs filed motions to be appointed the new lead plaintiff. On July 15, 2008, the Court entered an Order appointing the Bricklayers & Trowel Trades International Pension Fund as the new lead plaintiff. The Court further ordered that, within 15 days of the entry of the Order, the

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new plaintiff must either respond to the previously filed Motions to Dismiss, or file a notice of intent to file an amended complaint. On July 30, 2008, the new plaintiff filed a notice of intent to file an amended complaint. On July 31, 2008, following the notice of intent to file an amended complaint, the Court denied as moot, without prejudice, the defendants’ previously filed motion to dismiss the consolidated complaint. Under the current schedule set by the Court, the plaintiff must file its amended complaint by August 29, 2008.

Based upon the early stage of the litigation we are unable to evaluate the likelihood of an unfavorable outcome or the range of liability in such event.

Proceeding by Official Committee of Unsecured Creditors

In re TOUSA, Inc., Docket No. 08-10928-JKO; Adv. Pro No. 08-1435-JKO. TOUSA and certain of our subsidiaries are non-parties in an adversary proceeding brought as part of our Chapter 11 proceedings. This adversary proceeding was brought by the Official Committee of Unsecured Creditors of TOUSA, Inc. on behalf of our bankruptcy estates. The adversary proceeding seeks to avoid certain allegedly fraudulent and preferential pre-petition transfers of up to $800.0 million made in connection with the settlement of litigation related to the Transeastern Joint Venture (the “Transeastern Settlement”), and further seeks to avoid as a preferential transfer any security interest that may have been granted to certain lenders in a tax refund of approximately $210.0 million that the Debtors received in June 2008. The Committee’s complaint names over 60 defendants including the lenders under the credit agreements funding the Transeastern Joint Venture as well as the original lenders (and their successors and assigns) and administrators under the credit agreements entered into as a result of the Transeastern Settlement. We are not defendants in the adversary proceeding.

The complaint alleges that, in order to resolve certain prepetition litigation regarding the Transeastern Joint Venture, the parties to that litigation entered into a series of settlement agreements releasing all claims relating to the Transeastern acquisition. The complaint alleges that, as part of these settlement agreements, certain TOUSA entities agreed to pay over $420.0 million to the administrator of the Transeastern loans and to issue approximately $135.0 million in notes and warrants. The complaint further alleges that to fund these payments, TOUSA, TOUSA Homes, LP and certain of their subsidiaries (the “Conveying Subsidiaries”) entered into the three new credit agreements. According to the complaint, the loans issued under these new credit agreements were secured by liens on the property and assets of all of the debtors, including the Conveying Subsidiaries. The complaint alleges that the Conveying Subsidiaries were not defendants in the prepetition Transeastern litigation and were not obligated on the Transeastern debt that was released in connection with the Transeastern Settlement. Therefore, the complaint alleges, the Conveying Subsidiaries did not receive reasonably equivalent value for the secured debt obligations that they incurred. The complaint also alleges that the Conveying Subsidiaries were either insolvent at the time of the Transeastern Settlement or became insolvent as a result of it, and that the Conveying Subsidiaries were left with unreasonably small capital as a result of the new credit agreements. Based on these allegations, the Committee seeks to have the liens established under the new credit agreements voided and all amounts already repaid under the new credit agreements returned. The Committee also seeks to have the security interest granted on the Debtors’ tax refund voided and the new lenders’ claims seeking allowance of the full amount of the new loans disallowed in their entirety or reduced.

Proofs of Claims

The Bankruptcy Court established May 19, 2008 as the bar date for filing proofs of claim against the Debtors relating to obligations arising before January 29, 2008. To date, approximately 4,130 claims have been filed against us totaling approximately $7.0 billion in asserted liabilities. These claims are comprised of approximately $1.0 million in administrative claims, $182.0 million in secured claims, $73.0 million in priority claims and $6.7 billion in unsecured claims. There are many claims (at least 1,418) that have been asserted in “unliquidated” amounts or that contain an unliquidated component. Notably, among the unliquidated claims

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are the claims of our secured first and second lien lenders. In addition, the indenture trustees under our approximately $1.1 billion of our unsecured debentures each filed an unliquidated claim with respect to such obligations.

Vista Lakes

Plaintiffs, purchasers of homes in the Vista Lakes community near Orlando, filed a class action complaint alleging that their homes were built on the site of a former bombing range. The plaintiffs seek recovery under theories of fraud, breach of contract, strict liability, negligence, and civil conspiracy. Because the plaintiffs named debtor defendants Tousa, Inc., Tousa Homes, Inc., d/b/a Engle Homes Orlando and Tousa Homes, LP as defendants in this action, the action was removed to federal court. The plaintiffs then agreed to dismiss the debtor defendants and the parties entered into a stipulation for remand. The state court case has been re-opened and the parties still remaining as defendants include Tousa Financial Services (which has not been served) and Universal Land Title, Inc.

Plaintiffs have granted an extension on the response to the complaint and the discovery requests up to and including August 18, 2008 in order to re-evaluate their claims against the defendants and amend their complaint.

Based upon the early stage of the litigation we are unable to evaluate the likelihood of an unfavorable outcome or the range of liability in such event.

Other Litigation

We are also involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these other matters will have a material adverse effect on our financial condition or results of operations. As of the date of the Chapter 11 filing, then pending litigation was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on prepetition claims against us.

Unresolved Staff Comments

In the Matter of TOUSA, Inc. SEC Inquiry, File No. FL-3310. In June of 2007, the Company was contacted by the Miami Regional Office of the SEC requesting the voluntary provision of documents, and other information from the Company, relating primarily to corporate and financial information and communications related to the Transeastern JV. The SEC has advised the Company that this inquiry should not be construed as an indication that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. The Company is cooperating with the inquiry.

One-Time Termination Benefits

During the year ended December 31, 2007 and 2006, we recorded $0.6 million and $11.5 million, respectively, of one-time termination benefits and contract termination costs which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The termination benefits related to employees that were involuntarily terminated and are no longer providing services. The contract termination costs related to costs that will continue to be incurred under consulting contracts for their remaining terms for which we are not receiving economic benefit.

PHMC Settlement

On July 10, 2008, PHMC entered into a settlement agreement with one of its primary purchasers of its mortgage loans for $2.9 million. The settlement agreement releases PHMC of all its known and unknown obligations under the Loan Purchase Agreement.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

At December 31, 2007, we are obligated under non-cancellable operating leases of office space, model homes and equipment. For the years ended December 31, 2007, 2006, and 2005 rent expense under operating leases was $25.0 million, $17.5 million, and $13.6 million, respectively. Certain of our leases have renewal periods and/or escalation clauses. Minimum annual lease payments under these leases at December 31, 2007 are as follows (dollars in millions):

2008	$9.3
2009	5.7
2010	4.0
2011	3.0
2012	2.2
Thereafter	5.8

$30.0

11.	Related Party Transactions

In 2000, we entered into a purchasing agreement with our ultimate parent, Technical Olympic S.A. The agreement provided that Technical Olympic S.A. would purchase certain of the materials and supplies necessary for operations and sell them to our entities, all in an effort to consolidate the purchasing function. Although Technical Olympic S.A. would incur certain franchise tax expense, we would not be required to pay such additional purchasing liability. Technical Olympic S.A. purchased $304.3 million, $366.9 million, and $347.1 million of materials and supplies on our behalf during the years ended December 31, 2007, 2006, and 2005, respectively. These materials and supplies bought by Technical Olympic S.A. under the purchasing agreement are provided to us at Technical Olympic S.A.’s cost. We do not pay a fee or other consideration to Technical Olympic S.A. under the purchasing agreement. We may terminate the purchasing agreement upon 60 days prior notice.

In 2000, we entered into a management services agreement with Technical Olympic, Inc., whereby Technical Olympic, Inc. provided certain advisory, administrative and other services. The management services agreement was amended and restated on June 13, 2003. Technical Olympic, Inc. assigned its obligations and rights under the amended and restated management agreement to Technical Olympic Services, Inc., a Delaware corporation wholly-owned by Technical Olympic S.A., effective as of October 29, 2003. For the years ended December 31, 2007, 2006, and 2005, charges totaled $0.5 million, $0.5 million, and $3.5 million, respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The agreement expired on December 31, 2007.

We have sold certain undeveloped real estate tracts to, and entered into a number of agreements (including option contracts and construction contracts) with, Equity Investments LLC, a limited liability company controlled by the brother of one of our executives. We made payments of $8.5 million $15.1 million and $11.8 million to this entity pursuant to these agreements during the years ended December 31, 2007, 2006, and 2005, respectively and, as of December 31, 2007, had options to purchase from Equity Investments LLC additional lots for a total aggregate sum of approximately $4.1 million. We believe that the terms of these agreements include purchase prices that approximate fair market values.

In November 2005, we purchased the right to acquire land from the Transeastern JV that was controlled by the joint venture pursuant to an option arrangement. The owner of the land was a related entity of our former joint venture partner in the Transeastern JV. We paid a net $7.8 million assignment fee to Transeastern for this right. We subsequently exercised our option and purchased the property for $78.2 million.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2006, we entered into compensation arrangements with two board members that are affiliated with our majority shareholder. These arrangements provide for annual compensation of $300,000 for each board member and for a term of one year with automatic annual renewals. We are no longer making payments under these agreements.

During November 2006, we purchased homes in backlog inventory with a total sales value of approximately $17.6 million from the Transeastern JV for a purchase price of $15.2 million, of which $0.2 million has been held in escrow pending the completion of work.

During 2007, Design Center, Inc., Coverall Interiors, LLC and Coverall of North Florida have provided the Company with materials and interior design services for our model homes at a cost of $1.3 million. The owner of Design Center, Inc., Coverall Interiors, LLC and Coverall of North Florida is the daughter of Mr. Harry Engelstein, the former Chairman of TOUSA Homes, Inc. through December 31, 2007. We believe that all transactions with Design Center, Inc., Coverall Interiors, LLC and Coverall of North Florida have been on reasonable commercial terms.

Pursuant to the terms of his employment agreement, on October 17, 2007, Antonio B. Mon, our President and Chief Executive Officer, exercised his option to purchase the condominium in Fort Lauderdale, Florida that was provided to him under his agreement. The purchase price was $1.0 million, as set forth in his employment agreement.

On January 9, 2008, an entity controlled by the Stengos family, certain of whom are directors of our company, acquired a condominium owned by the Company in Miami, Florida. The condominium unit has an appraised value of $1.3 million. In light of the absence of any broker’s commission and an immediate cash closing, we sold the condominium for $1.2 million.

12.	Stockholders’ Equity (Deficit)

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

On January 13, 2006, our chief executive officer’s employment agreement was amended to grant him 1,323,940 options at an exercise price of $23.62 per share and provide for a bonus award of $8.7 million in lieu of the common stock purchase rights described above (see Note 13 to consolidated financial statements).

Convertible PIK Preferred Stock

The preferred stock ranks senior to all of our capital stock with respect to liquidation and dividends and has an initial aggregate liquidation preference of $117.5 million and accrues dividends semi-annually at 8% per annum as follows: (i) 1% payable in cash; (ii) the remaining 7% payable, at our option, in cash, additional

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock, or a combination thereof. The preferred stock is mandatorily redeemable on July 1, 2015 in, at our option, cash, common stock or a combination thereof. The preferred stock is convertible into our common stock, at a conversion price which initially equals the 20-trading day average common stock closing price commencing 60 days immediately after the closing of the settlement (the “Measurement Period”) multiplied by 1.40. The Measurement Period has ended and the resulting conversion price is $1.61 per share. As a result, if all of the holders of the preferred stock exercised the conversion feature, the Company would have to issue approximately 73.0 million shares of its common stock. The conversion price of the preferred stock will be adjusted for certain anti-dilution events including below market price or below the conversion price issuances by us of our common stock, subject to certain exceptions. We believe the preferred stock conversion feature is substantive. The fair value of the preferred stock was $84.0 million on the date of issuance.

Since the redemption of the preferred stock is contingently or optionally redeemable and therefore not certain to occur and the conversion feature is substantive, the preferred stock is not required to be classified as a liability under SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The preferred stock is redeemable in cash solely at the Company’s option, except in normal liquidation. As there are no situations whereby this option is outside of the Company’s control, we believe that the preferred stock meets the requirements of permanent equity classification pursuant to Accounting Series Releases 268. While the preferred stock is redeemable for cash, redemption is not (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within our control. We believe that cash would only be required to be paid to the preferred stock in a liquidation event and, therefore, the criteria for permanent equity classification pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities, have been met. In addition, based on analyses of the requirements of paragraphs 12 through 32 of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the settlement of the conversion and redemption features in shares are within the Company’s control. Therefore, the preferred stock has been classified as a component of stockholders’ equity.

As of December 31, 2007, the preferred stock redemption amount includes amounts representing dividends not currently declared or paid but which will be payable under the redemption features. The preferred stock is currently redeemable because redemption of the instrument, absent the existence of the share settled conversion option, is certain to occur at maturity. As of December 31, 2007, $0.8 million of the redemption amount was accreted to the Preferred Stock and recognized as a reduction to additional paid-in capital, consistent with EITF Topic D-98.

The preferred stock contains a contingent dividend feature, which provides for an increase in the dividend rate of 0.25% during the period in which the Company fails to register the underlying common stock. This increase in the dividend rate becomes effective after 270 days. The contingent dividend feature constitutes an obligation to make future payments or otherwise transfer consideration under a registration payment arrangement. In accordance with FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, the contingent dividend feature should be separately recognized and measured in accordance with SFAS 5. As of December 31, 2007, there was no amount accrued for the Company’s obligation under the registration payment arrangement.

In accordance with EITF 98-5, the intrinsic value of the beneficial conversion feature required measurement at the commitment date by comparing the Company’s stock price at date of closing to the conversion price, which is determinable at the end of the 20 trading days commencing 60 calendar days after closing. The value attributable to the beneficial conversion features has been recognized and measured by allocating a portion of the proceeds to additional paid-in-capital (since there are no retained earnings) and a discount to the preferred stock. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, $84.0 million, representing the maximum intrinsic value of the beneficial conversion feature, is amortized from additional-paid in capital to preferred stock from October 26, 2007 to July 1, 2015.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends and amortization of the discount of the preferred stock are recorded as charges to retained earnings or additional paid in capital, if no retained earnings, and reduce net income in the determination of income available to shareholders for the purposes of computing basic and diluted earnings per share.

We will determine and, if required, measure a beneficial conversion feature based on the fair value of our stock price on the date dividends are declared on the convertible preferred shares and will be recognized as a reduction to retained earnings (or additional paid in capital if no retained earnings) and the convertible preferred shares newly issued if the fair value of the stock on the declaration date is below the contractual conversion price. The “discount” on the convertible preferred shares issued as PIK dividends will then be accreted through the contractual maturity of the instrument.

The preferred stock is not a participating security, as defined in SFAS 128, Earnings per Share, and EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and, therefore, does not require the two-class method of calculating EPS. The preferred stock provides for the adjustment to the conversion price for common stock dividends declared. The common shares underlying the convertible preferred stock have not been included in diluted EPS as its effect is anti-dilutive.

Warrants

The warrants are exercisable for a term of five years from the date of issuance. The warrants had an estimated fair value of $8.2 million at issuance (based on the Black-Scholes option pricing model and certain agreed upon inputs). The warrants were issued in two tranches with exercise prices to be based on the Measurement Period multiplied by 1.25 or 1.50, respectively. The Measurement Period has ended. As a result, the warrants are exercisable as follows (i) 5,045,662 shares of common stock can be purchased at $5.31 per share, and (ii) 5,045,662 shares of common stock can be purchased at $6.38 per share. The exercise prices of the warrants will be adjusted for certain anti-dilution events including below market price or below the conversion price issuances by the Company of its common stock, subject to certain exceptions. Upon exercise of the warrants by the holders thereof, we may, in our sole discretion, satisfy our obligations under any warrant being exercised by: (i) paying the holder the value of the common stock to be delivered in cash less the exercise price; (ii) paying such amount in common stock rather than cash; (iii) delivering shares of common stock upon receiving the cash exercise price therefore; or (iv) any combination of the foregoing.

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

NYSE Delisting

Effective November 19, 2007, NYSE Regulation, Inc. suspended our common stock and debt securities from trading on the NYSE. We appealed the suspension. Following our suspension from the NYSE, we began trading on the Pink Sheet Electronic Quotation Service. On February 15, 2008, the NYSE denied our appeal and affirmed the decision to suspend trading in our common stock and debt securities on the NYSE and commenced delisting procedures. On March 3, 2008, the NYSE filed Forms 25, Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, with the SEC of its intention to remove our common stock, 9% Senior Notes due July 1, 2010, 9% Senior Notes due July 1, 2010, 7 1/2% Senior Subordinated Notes due March 15, 2011, 7 1/2% Senior Subordinated Notes due January 15, 2015 and the 10 3/8% Senior Subordinated Notes due July 1, 2012 at the opening of business May 13, 2008.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stock-Based Compensation

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

Activity under the Plan for the years ended December 31, 2007, 2006, and 2005 was as follows:

	Year Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	7,712,574	$13.04	6,606,611	$11.06	6,827,755	$11.12
Granted	189,552	$9.45	1,339,708	$23.58	16,374	$24.19
Exercised	—	—	(23,750)	$10.84	(115,625)	$10.43
Expired	—	—	—	—	—	—
Forfeited	(147,250)	$17.30	(209,995)	$18.37	(121,893)	$16.47

Options outstanding at end of year	7,754,876	$12.87	7,712,574	$13.04	6,606,611	$11.06

Options exercisable at end of year	6,428,847	$13.51	4,964,676	$10.83	4,881,757	$10.76

Options available for grant at end of year	271,609		327,561		719,061

Weighted average fair market value per share of options granted during the year under SFAS No. 123(R)	$3.40		$7.90		$7.33

There was no aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 since the stock was trading at less than the exercise price.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Options	Life (Years)	Price	Options	Price

$8.33 - $10.08	3,710,203	5.21	$9.47	2,454,298	$9.59
$10.61 - $12.20	2,519,842	5.01	$11.61	2,490,967	$11.61
$17.25 - $19.35	84,375	6.17	$18.13	84,375	$18.13
$20.35 - $21.29	58,893	6.50	$20.74	58,893	$20.74
$22.96 - $25.25	1,381,563	2.22	$23.64	1,340,314	$23.63

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of non-vested stock option transactions is as follows for 2007:

		Weighted
		Average
		Granted-Date
		Fair Value
	Shares	(Per Share)

Nonvested at January 1, 2007	2,747,898	$5.92
Granted	189,552	$9.45
Vested	(1,497,046)	$7.51
Forfeited	(114,375)	$5.72

Nonvested at December 31, 2007	1,326,029	$3.78

During the years ended December 31, 2007 and 2006, we recognized compensation expense related to stock options of $3.9 million (no tax impact) and $11.3 million ($7.4 million net of taxes), respectively. As of December 31, 2007, we had $2.7 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.2 years. The aggregate grant date fair market value of options vested during the year ended December 31, 2007 was $11.2 million.

We use the Black-Scholes valuation model to determine compensation expense and amortize compensation expense over the requisite service period of the grants on a straight-line basis. The following table summarizes the assumptions used:

Expected volatility	0.33 - 0.42
Expected dividend yield	0.00%
Risk-free interest rate	1.47% - 4.85%
Expected life	3 - 10 years

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is derived from historical data and represents the period of time that stock options are expected to be outstanding. The expected volatility is based on historical volatility, implied volatility, and other factors impacting us.

Our chief executive officer had the right to purchase 1% of our outstanding common stock on January 1, 2007 for $16.23 per share and an additional 1% on January 1, 2008 for $17.85 per share. On January 13, 2006, our chief executive officer’s employment agreement was amended primarily to grant him 1,323,940 options at an exercise price of $23.62 per share and provided for a special bonus award of $8.7 million in lieu of the common stock purchase rights provided certain performance criteria were met as of December 31, 2006. The criteria were not met and no amounts were paid.

14.	Operating and Reportable Segments

Our operating segments are aggregated into reportable segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, based primarily upon similar economic characteristics, product type, geographic areas, and information used by the chief operating decision maker to allocate resources and assess performance. Our reportable segments consist of our four major Homebuilding geographic regions (Florida, Mid-Atlantic, Texas and West) and our Financial Services operations.

Through our four homebuilding regions, we design, build and market detached single-family residences, town homes and condominiums in various metropolitan markets in nine states, located as follows:

Florida:  Central Florida, Jacksonville, Southeast Florida, Southwest Florida, Tampa/St. Petersburg

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mid-Atlantic:  Baltimore / Southern Pennsylvania, Nashville, Northern Virginia (on September 25, 2007 we sold in bulk, home sites in our Mid-Atlantic (excluding Nashville) and Virginia divisions)

Texas:  Austin, Houston, San Antonio (on June 6, 2007, we sold substantially all of our Dallas/Fort Worth division)

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

The operational results of each of our segments are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The following tables set forth the financial information relating to our operations, presented by segment (dollars in millions).

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Homebuilding:
Florida	$891.9	$1,018.0	$859.2
Mid-Atlantic	265.0	306.0	290.9
Texas(1)	635.0	602.3	415.4
West	366.9	515.0	795.0

Total Homebuilding	2,158.8	2,441.3	2,360.5
Financial Services	36.5	63.3	47.5

Total revenues	$2,195.3	$2,504.6	$2,408.0

(1)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

(Income) loss from unconsolidated joint ventures:
Florida	$2.1	$(9.7)	$7.2
Mid-Atlantic	(2.2)	(7.4)	(5.8)
Texas	(0.5)	(1.2)	(0.4)
West	15.5	(86.4)	(46.7)

	$14.9	$(104.7)	$(45.7)
Impairments on unconsolidated joint ventures and related accrued obligations:
Florida	$90.6	$152.8	$—
Mid-Atlantic	1.6	—	—
Texas	2.0	—	—
West	99.9	—	—

	$194.1	$152.8	$—

(Income) Loss from unconsolidated joint ventures after impairments and related accrued obligations	$209.0	$48.1	$(45.7)

Results of Operations:
Homebuilding:
Florida	$(543.6)	$11.8	$138.1
Mid-Atlantic	(119.0)	(20.9)	38.1
Texas(1)	52.4	59.4	33.6
West	(473.1)	26.4	186.4

Total Homebuilding	(1,083.3)	76.7	396.2
Financial Services	(0.8)	21.5	8.5
Corporate and unallocated	(268.9)	(341.8)	(60.1)

Total income (loss) from continuing operations before income taxes	$(1,353.0)	$(243.6)	$344.6

(1)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006

Assets:
Homebuilding:
Florida	$631.3	$892.9
Mid-Atlantic	73.0	230.4
Texas(1)	220.0	210.6
West	381.3	721.4
Assets held for sale(1)	6.1	124.8
Financial Services	36.7	65.5
Corporate and unallocated	413.6	596.6

Total assets	$1,762.0	$2,842.2

Investments in Unconsolidated Joint Ventures:
Florida	$—	$29.4
Mid-Atlantic	0.1	5.3
Texas	8.6	6.8
West	0.3	87.5

Total Investments in Unconsolidated Joint Ventures	$9.0	$129.0

(1)	The Texas region excludes the Dallas division, which is now classified as a discontinued operation.

As part of our asset management initiatives, on September 25, 2007, we sold 317 homesites to an unrelated homebuilder. Additionally, as part of the transaction, in the fourth quarter of 2007, the unrelated homebuilder purchased an option interest to acquire 250 homesites as well as 34 owned homesites. The total purchase price for these transactions was $31.3 million and we realized a pre-tax loss of $12.5 million. In July 2008, we received a letter of intent from a party interested in purchasing the remaining assets in our Pennsylvania, Maryland, Delaware and Virginia divisions. The letter of intent is subject to a number of conditions.

15.	Discontinued Operations

On June 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an unrelated third-party for $56.5 million and realized a pre-tax loss on disposal of $13.6 million. Certain communities were not part of the sale. We are actively marketing these communities for sale and it is our intention to exit these communities within a year.

During the three months ended March 31, 2007, we determined that the pending sale of our Dallas/Fort Worth division at a price below the carrying value was an indicator of impairment. We performed an interim goodwill impairment test as of March 31, 2007 and, at that time, determined that the goodwill recorded in our Dallas/Fort Worth division was impaired; accordingly, we wrote off $3.1 million of goodwill which is included in loss from discontinued operations for the year ended December 31, 2007.

In accordance with SFAS 144, results of our Dallas/Fort Worth division have been classified as discontinued operations, and prior periods have been restated to be consistent with the December 31, 2007, presentation. Discontinued operations include Dallas/Fort Worth division revenues of $47.9 million, $132.7 million, and $101.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. For the year ended December 31, 2007, the Dallas/Fort Worth division had a net loss of $22.8 million (including

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an $13.6 million after-tax loss on disposal) as compared to a net loss of $0.4 million and net income of $0.2 for the years ended December 31, 2006 and 2005, respectively. Included in the net loss of the Dallas/Fort Worth division for the year ended December 31, 2007 is $9.5 million of inventory impairments and abandonment costs and a $3.1 million of goodwill impairment.

Assets held for sale, as shown on the consolidated statements of financial condition, consist primarily of $6.1 million and $124.8 million of inventory at December 31, 2007 and 2006, respectively.

16.	Employee Benefit Plans

We have a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees contribute to the plan a percentage of their salaries, subject to certain dollar limitations, and we match a portion of the employees’ contributions. Our contributions to the plan for the years ended December 31, 2007, 2006, and 2005, amounted to $2.2 million, $2.7 million, and $2.7 million, respectively.

As a result of the reduction of the Company’s workforce, there will be a deemed partial termination of the plan in 2008 as required by the IRS which will result in the acceleration of benefit vesting. The additional cost to the Company of the acceleration is estimated to be approximately $0.1 million.

17.	Quarterly Results (Unaudited)

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

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly results for the years ended December 31, 2007 and 2006, which have been restated for discontinued operations in conformity with the year end presentation, are reflected below (dollars in millions, except per share amounts):

	First	Second	Third	Fourth

2007:
Total revenue	$572.7	$576.7	$501.2	$544.7
Inventory impairments and abandonment costs(1)	$(39.1)	$(84.8)	$(504.5)	$(224.3)
Homebuilding gross margin (loss)	$79.9	$17.8	$(437.4)	$(167.7)
Provision for settlement of loss contingency related to Transeastern JV	$(78.9)	$(32.0)	$(40.7)	$—
Net loss	$(66.0)	$(132.0)	$(619.7)	$(524.8)
Net loss available to common stockholders(2)	$(66.0)	$(132.0)	$(621.9)	$(527.3)
Basic loss per common share from continuing operations	$(1.05)	$(2.04)	$(10.36)	$(8.76)
Diluted loss per common share from continuing operations	$(1.05)	$(2.04)	$(10.36)	$(8.76)
2006:
Total revenue	$598.6	$638.8	$592.6	$674.6
Inventory impairments and abandonment costs(1)	$(5.8)	$(1.8)	$(49.8)	$(95.8)
Homebuilding gross margin	$145.8	$159.2	$79.7	$33.2
Provision for settlement of loss contingency related to Transeastern JV	$—	$—	$—	$(275.0)
Net income (loss)	$55.0	$67.6	$(80.0)	$(243.8)
Basic earnings (loss) per common share from continuing operations	$0.91	$1.12	$(1.34)	$(4.07)
Diluted earnings (loss) per common share from continuing operations	$0.89	$1.09	$(1.35)	$(4.06)

(1)	Inventory impairments and abandonment costs are a component of cost of sales.

(2)	Net of preferred stock dividends starting in the third quarter of 2007.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

During the fourth quarter of 2007 and 2006, we recognized $463.5 million and $42.1 million of valuation allowances, respectively, for deferred tax assets that we do not believe are “more likely than not” that we will realize the benefit.

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

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Financial Condition
December 31, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

ASSETS
HOMEBUILDING:
Cash and cash equivalents	$81.3	$(9.0)	$—	$—	$72.3
Inventory	—	1,271.8	—	—	1,271.8
Property and equipment, net	3.3	21.3	—	—	24.6
Investments in unconsolidated joint ventures	—	9.0	—	—	9.0
Receivables from unconsolidated joint ventures, net	—	0.3	—	—	0.3
Investments in/advances to consolidated subsidiaries	989.7	(372.5)	(5.5)	(611.7)	—
Other assets	287.7	42.3	—	—	330.0
Goodwill	—	11.2	—	—	11.2
Assets held for sale	—	6.1	—	—	6.1

	1,362.0	980.5	(5.5)	(611.7)	1,725.3
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	14.9	—	14.9
Mortgage loans held for sale	—	—	15.0	—	15.0
Other assets	—	—	6.8	—	6.8

	—	—	36.7	—	36.7

Total assets	$1,362.0	$980.5	$31.2	$(611.7)	$1,762.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
HOMEBUILDING:
Accounts payable and other liabilities	$83.7	$318.1	$—	$—	$401.8
Customer deposits	—	33.9	—	—	33.9
Obligations for inventory not owned	—	32.0	—	—	32.0
Notes payable	1,585.3	—	—	—	1,585.3
Bank borrowings	168.5	—	—	—	168.5
Liabilities associated with assets held for sale	—	0.9	—	—	0.9

	1,837.5	384.9	—	—	2,222.4
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	8.0	(0.7)	7.3
Bank borrowings	—	—	7.8	—	7.8

	—	—	15.8	(0.7)	15.1

Total liabilities	1,837.5	384.9	15.8	(0.7)	2,237.5
Total stockholders’ equity (deficit)	(475.5)	595.6	15.4	(611.0)	(475.5)

Total liabilities and stockholders’ equity (deficit)	$1,362.0	$980.5	$31.2	$(611.7)	$1,762.0

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Financial Condition
December 31, 2006

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

ASSETS
HOMEBUILDING:
Cash and cash equivalents	$53.6	$(2.4)	$—	$—	$51.2
Inventory	—	2,078.5	—	—	2,078.5
Property and equipment, net	6.5	22.0	—	—	28.5
Investments in unconsolidated joint ventures	—	129.0	—	—	129.0
Receivables from unconsolidated joint ventures, net	—	27.2	—	—	27.2
Investments in/advances to consolidated subsidiaries	1,933.4	(188.9)	8.2	(1,752.7)	—
Other assets	190.1	46.5	—	—	236.6
Goodwill	—	100.9	—	—	100.9
Assets held for sale	—	124.8	—	—	124.8

	2,183.6	2,337.6	8.2	(1,752.7)	2,776.7
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	11.0	—	11.0
Mortgage loans held for sale	—	—	41.9	—	41.9
Other assets	—	—	12.6	—	12.6

	—	—	65.5	—	65.5

Total assets	$2,183.6	$2,337.6	$73.7	$(1,752.7)	$2,842.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$348.0	$206.2	$—	$—	$554.2
Customer deposits	—	62.6	—	—	62.6
Obligations for inventory not owned	—	300.6	—	—	300.6
Notes payable	1,060.7	—	—	—	1,060.7
Bank borrowings	—	—	—	—	—
Liabilities associated with assets held for sale	—	47.8	—	—	47.8

	1,408.7	617.2	—	—	2,025.9
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	6.0	—	6.0
Bank borrowings	—	—	35.4	—	35.4

	—	—	41.4	—	41.4

Total liabilities	1,408.7	617.2	41.4	—	2,067.3
Total stockholders’ equity	774.9	1,720.4	32.3	(1,752.7)	774.9

Total liabilities and stockholders’ equity (deficit)	$2,183.6	$2,337.6	$73.7	$(1,752.7)	$2,842.2

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations
Year Ended December 31, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$2,158.8	$—	$—	$2,158.8
Cost of sales	—	2,666.2	—	—	2,666.2

Gross profit (loss)	—	(507.4)	—	—	(507.4)
Selling, general and administrative expenses	91.2	286.6	—	(15.1)	362.7
Loss from unconsolidated joint ventures, net	—	14.9	—	—	14.9
Impairments of investments in and receivables from unconsolidated joint ventures and related accrued obligations	—	194.1	—	—	194.1
Provision for settlement of loss contingency	151.6	—	—	—	151.6
Goodwill impairments	—	89.7	—	—	89.7
Interest expense	31.1	0.5	—	—	31.6
Other (income) expenses, net	1,078.5	55.6	—	(1,136.8)	(2.7)

Homebuilding pretax income (loss)	(1,352.4)	(1,148.8)	—	1,151.9	(1,349.3)
FINANCIAL SERVICES:
Revenues	—	—	51.6	(15.1)	36.5
Expenses	—	—	41.2	(4.9)	36.3
Goodwill Impairment	—	—	3.9	—	3.9

Financial Services pretax income (loss)	—	—	6.5	(10.2)	(3.7)

Income (loss) from continuing operations before income taxes	(1,352.4)	(1,148.8)	6.5	1,141.7	(1,353.0)
Provision (benefit) for income taxes	(9.9)	(29.8)	6.4	—	(33.3)

Income (loss ) from continuing operations, net of taxes	(1,342.5)	(1,119.0)	0.1	1,141.7	(1,319.7)
Discontinued operations:
Income (loss) from discontinued operations	—	(17.0)	—	—	(17.0)
Loss from disposal of discontinued operations	—	(13.6)	—	—	(13.6)
Provision (benefit) for income taxes	—	(7.8)	—	—	(7.8)

Income (loss) from discontinued operations, net of taxes	—	(22.8)	—	—	(22.8)

Net income (loss)	(1,342.5)	(1,141.8)	0.1	1,141.7	(1,342.5)
Dividends and accretion of discount on preferred stock	4.7	—	—	—	4.7

Net income (loss) available to common stockholders	$(1,347.2)	$(1,141.8)	$0.1	$1,141.7	$(1,347.2)

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations
Year Ended December 31, 2006

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$2,441.3	$—	$—	$2,441.3
Cost of sales	—	2,023.4	—	—	2,023.4

Gross profit	—	417.9	—	—	417.9
Selling, general and administrative expenses	71.2	291.9	—	(4.8)	358.3
Income from unconsolidated joint ventures, net	—	(104.7)	—	—	(104.7)
Impairments of investments in and receivables from unconsolidated joint ventures and related accrued obligations	—	152.8	—	—	152.8
Provision for settlement of loss contingency	275.0	—	—	—	275.0
Goodwill impairments	—	5.7	—	—	5.7
Interest expense	0.3	0.3	—	—	0.6
Other (income) expenses, net	(79.3)	28.2	—	46.4	(4.7)

Homebuilding pretax income (loss)	(267.2)	43.7	—	(41.6)	(265.1)
FINANCIAL SERVICES:
Revenues	—	—	68.1	(4.8)	63.3
Expenses	—	—	50.9	(9.1)	41.8

Financial Services pretax income	—	—	17.2	4.3	21.5

Income (loss) from continuing operations before income taxes	(267.2)	43.7	17.2	(37.3)	(243.6)
Provision (benefit) for income taxes	(66.0)	15.1	8.1	—	(42.8)

Income (loss) from continuing operations, net of taxes	(201.2)	28.6	9.1	(37.3)	(200.8)
Discontinued operations:
Loss from discontinued operations	—	(0.6)	—	—	(0.6)
Benefit for income taxes	—	(0.2)	—	—	(0.2)

Loss from discontinued operations, net of taxes	—	(0.4)	—	—	(0.4)

Net income (loss)	(201.2)	28.2	9.1	(37.3)	(201.2)
Dividends and accretion of discount on preferred stock	—	—	—	—	—

Net income (loss) available to common stockholders	$(201.2)	$28.2	$9.1	$(37.3)	$(201.2)

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations
Year Ended December 31, 2005

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

HOMEBUILDING:
Revenues	$—	$2,360.5	$—	$—	$2,360.5
Cost of sales	—	1,769.5	—	—	1,769.5

Gross profit	—	591.0	—	—	591.0
Selling, general and administrative expenses	75.3	243.6	—	(9.8)	309.1
Income from unconsolidated joint ventures, net	—	(45.7)	—	—	(45.7)
Interest (income) expense	(0.1)	0.5	—	—	0.4
Other (income) expenses, net	(281.7)	29.9	—	242.9	(8.9)

Homebuilding pretax income	206.5	362.7	—	(233.1)	336.1
FINANCIAL SERVICES:
Revenues	—	—	57.3	(9.8)	47.5
Expenses	—	—	44.8	(5.8)	39.0

Financial Services pretax income	—	—	12.5	(4.0)	8.5

Income from continuing operations before income taxes	206.5	362.7	12.5	(237.1)	344.6
Provision (benefit) for income taxes	(11.8)	133.4	4.9	—	126.5

Income from continuing operations, net of taxes	218.3	229.3	7.6	(237.1)	218.1
Discontinued operations:
Income from discontinued operations	—	0.3	—	—	0.3
Provision for income taxes	—	0.1	—	—	0.1

Income from discontinued operations, net of taxes	—	0.2	—	—	0.2

Net income	218.3	229.5	7.6	(237.1)	218.3
Dividends and accretion of discount on preferred stock	—	—	—	—	—

Net income (loss) available to common stockholders	$218.3	$229.5	$7.6	$(237.1)	$218.3

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows
Year Ended December 31, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net cash provided by (used in) operating activities	$(1,037.3)	$(200.5)	$17.4	$1,141.0	$(79.4)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(7.6)	—	—	(7.6)
Earn-out consideration paid for acquisitions	—	—	—	—	—
Net additions to property and equipment	0.1	(8.0)	(1.0)	—	(8.9)
Loans to unconsolidated joint ventures	—	—	—	—	—
Investments in unconsolidated joint ventures	—	(31.8)	—	—	(31.8)
Capital distributions from unconsolidated joint ventures	—	14.3	—	—	14.3

Net cash provided by (used in) investing activities	0.1	(33.1)	(1.0)	—	(34.0)
Cash flows from financing activities:
Net borrowings from revolving credit facilities	168.5	—	—	—	168.5
Principal payments on notes payable	(1.0)	—	—	—	(1.0)
Net proceeds from notes offering	—	—	—	—	—
Net repayments of Financial Services bank borrowings	—	—	(27.6)	—	(27.6)
Payments for deferred financing costs	(42.6)	—	—	—	(42.6)
Payments for issuance of convertible preferred stock and warrants	(2.9)	—	—	—	(2.9)
Proceeds from stock option exercises	—	—	—	—	—
Dividends paid	—	—	—	—	—
Increase (decrease) in intercompany transactions	943.7	183.6	13.7	(1,141.0)	—

Net cash provided by (used in) financing activities	1,065.7	183.6	(13.9)	(1,141.0)	94.4

Net cash provided by (used in) continuing operations	28.5	(50.0)	2.5	—	(19.0)
Net cash provided by (used in) discontinued operations	—	(41.3)	—	—	(41.3)

Increase (decrease) in cash and cash equivalents	28.5	(8.7)	2.5	—	22.3
Cash and cash equivalents at beginning of year	50.6	(3.2)	6.8	—	54.2

Cash and cash equivalents at end of year	$79.1	$(11.9)	$9.3	$—	$76.5

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows
Year Ended December 31, 2006

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net cash provided by (used in) operating activities	$(155.4)	$34.2	$11.6	$(37.3)	$(146.9)
Cash flows from investing activities:
Earn-out consideration paid for acquisitions	—	(0.9)	—	—	(0.9)
Net additions to property and equipment	(2.6)	(12.0)	(1.8)	—	(16.4)
Loans to unconsolidated joint ventures	—	(11.3)	—	—	(11.3)
Investments in unconsolidated joint ventures	—	(32.1)	—	—	(32.1)
Capital distributions from unconsolidated joint ventures	—	52.9	—	—	52.9

Net cash provided by (used in) investing activities	(2.6)	(3.4)	(1.8)	—	(7.8)
Cash flows from financing activities:
Net borrowings from revolving credit facilities	(65.0)	—	—	—	(65.0)
Net proceeds from notes offering	248.8	—	—	—	248.8
Net proceeds from Financial Services bank borrowings	—	—	0.3	—	0.3
Payments for deferred financing costs	(5.5)	—	—	—	(5.5)
Excess income tax benefit from exercise of stock options	0.1	—	—	—	0.1
Proceeds from stock option exercises	0.2	—	—	—	0.2
Dividends paid	(3.6)	—	—	—	(3.6)
Increase (decrease) in intercompany transactions	13.4	(38.7)	(12.0)	37.3	—

Net cash provided by (used in) financing activities	188.4	(38.7)	(11.7)	37.3	175.3

Net cash provided by (used in) continuing operations	30.4	(7.9)	(1.9)	—	20.6
Net cash provided by discontinued operations	—	1.3	—	—	1.3

Increase (decrease) in cash and cash equivalents	30.4	(6.6)	(1.9)	—	21.9
Cash and cash equivalents at beginning of year	20.2	3.4	8.7	—	32.3

Cash and cash equivalents at end of year	$50.6	$(3.2)	$6.8	$—	$54.2

TOUSA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows
Year Ended December 31, 2005

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net cash provided by (used in) operating activities	$309.7	$(272.9)	$40.6	$(237.1)	$(159.7)
Cash flows from investing activities:
Net additions to property and equipment	(4.4)	(6.7)	(1.9)	—	(13.0)
Loans to unconsolidated joint ventures	—	(20.0)	—	—	(20.0)
Investments in unconsolidated joint ventures	—	(176.1)	—	—	(176.1)
Capital distributions from unconsolidated joint ventures	—	9.9	—	—	9.9

Net cash used in investing activities	(4.4)	(192.9)	(1.9)	—	(199.2)
Cash flows from financing activities:
Net borrowings from revolving credit facilities	65.0	—	—	—	65.0
Net repayments of Financial Services bank borrowings	—	—	(13.9)	—	(13.9)
Payments for deferred financing costs	(0.3)	—	—	—	(0.3)
Net proceeds from sale of common stock	89.2	—	—	—	89.2
Proceeds from stock option exercises	1.8	—	—	—	1.8
Dividends paid	(3.2)	—	(8.0)	8.0	(3.2)
Increase (decrease) in intercompany transactions	(596.9)	426.8	(59.0)	229.1	—

Net cash provided by (used in) financing activities	(444.4)	426.8	(80.9)	237.1	138.6

Net cash used in continuing operations	(139.1)	(39.0)	(42.2)	—	(220.3)
Net cash used in discontinued operations	—	(15.9)	—	—	(15.9)

Decrease in cash and cash equivalents	(139.1)	(54.9)	(42.2)	—	(236.2)
Cash and cash equivalents at beginning of year	159.3	58.3	50.9	—	268.5

Cash and cash equivalents at end of year	$20.2	$3.4	$8.7	$—	$32.3