Form 10-Q
period 2008-03-31
TOUSA INC
filed 2008-12-03
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2008
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,604,169 shares of common stock as of December 1, 2008.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in millions, except par value)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$123.5	$67.2
Restricted	34.3	5.1
Inventory:
Deposits	45.7	56.9
Homesites and land under development	525.0	633.0
Residences completed and under construction	444.8	555.9
Inventory not owned	25.1	26.0

	1,040.6	1,271.8
Property and equipment, net	21.6	24.6
Investments in unconsolidated joint ventures	9.4	9.0
Receivables from unconsolidated joint ventures	0.1	0.3
Other assets	275.6	330.0
Goodwill	11.2	11.2
Assets held for sale	4.0	6.1

	1,520.3	1,725.3

FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	10.7	9.3
Restricted	4.6	5.6
Mortgage loans held for sale	11.7	15.0
Other assets	5.4	6.8

	32.4	36.7

Total assets	$1,552.7	$1,762.0

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$129.4	$401.8
Customer deposits	27.5	33.9
Obligations for inventory not owned	—	32.0
Notes payable	—	1,585.3
Bank borrowings	—	168.5
Liabilities associated with assets held for sale	0.2	0.9

	157.1	2,222.4

FINANCIAL SERVICES:
Accounts payable and other liabilities	6.0	7.3
Bank borrowings	3.3	7.8

	9.3	15.1

Total liabilities not subject to compromise	166.4	2,237.5
Liabilities subject to compromise (Note 2)	2,146.1	—

Total liabilities	2,312.5	2,237.5

Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; 117,500 issued and outstanding at March 31, 2008 and December 31, 2007	6.6	3.9
Common stock — $0.01 par value; 975,000,000 shares authorized; 59,604,169 shares issued and outstanding at March 31, 2008 and December 31, 2007	0.6	0.6
Additional paid-in capital	569.0	570.7
Accumulated deficit	(1,336.0)	(1,050.7)

Total stockholders’ (deficit) equity	(759.8)	(475.5)

Total liabilities and stockholders’ (deficit) equity	$1,552.7	$1,762.0

See accompanying notes to unaudited consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
HOMEBUILDING:
Revenues:
Home sales	$290.9	$557.4
Land sales	4.4	3.3

	295.3	560.7

Cost of sales:
Home sales	258.2	442.0
Land sales	4.7	2.3
Inventory impairments and abandonment costs	172.3	39.1
Other	—	(2.6)

	435.2	480.8

Gross profit (loss)	(139.9)	79.9
Selling, general and administrative expenses	54.2	91.4
Income from unconsolidated joint ventures, net	(0.3)	(1.9)
Impairment of investments in and receivables from unconsolidated joint ventures	0.5	5.5
Provision for settlement of loss contingency	—	78.9
Interest expense (see Note 3 for contractual interest)	20.1	0.1
Other income, net	(1.4)	(0.7)

Homebuilding pretax loss	(213.0)	(93.4)

FINANCIAL SERVICES:
Revenues	5.8	12.0
Expenses	7.0	9.3

Financial Services pretax income (loss)	(1.2)	2.7

Loss from continuing operations before reorganization items and taxes	(214.2)	(90.7)
Reorganization items, net (Note 2)	68.5	—
Benefit for income taxes	—	(28.5)

Loss from continuing operations, net of taxes	(282.7)	(62.2)

Discontinued operations:
Loss from discontinued operations	(2.6)	(5.9)
Benefit for income taxes	—	(2.1)

Loss from discontinued operations, net of taxes	(2.6)	(3.8)

Net loss	(285.3)	(66.0)
Dividends and accretion of discount on preferred stock	2.7	—

Net loss available to common stockholders	$(288.0)	$(66.0)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Loss from continuing operations (net of preferred stock dividends and accretion of discount)	$(4.79)	$(1.05)
Loss from discontinued operations	(0.04)	$(0.06)

Loss per common share	$(4.83)	$(1.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	59,604,169	59,594,917
Diluted	59,604,169	59,594,917

CASH DIVIDENDS PER SHARE	$—	$—
See accompanying notes to unaudited consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Dollars in millions)
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2008	117,500	$3.9	59,604,169	$0.6	$570.7	$(1,050.7)	$(475.5)
Stock option compensation expense	—	—	—	—	1.0	—	1.0
Dividends and accretion of preferred stock	—	2.7	—	—	(2.7)	—	—
Net loss	—	—	—	—	—	(285.3)	(285.3)

Balance at March 31, 2008	117,500	$6.6	59,604,169	$0.6	$569.0	$(1, 336.0)	$(759.8)

See accompanying notes to unaudited consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(285.3)	$(66.0)
Loss from discontinued operations	2.6	3.8

Loss from continuing operations	(282.7)	(62.2)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities, net of effects of dispositions:
Depreciation and amortization	3.4	3.6
Non-cash compensation expense	1.0	1.1
Non-cash interest expense	12.7	—
Reorganization items, net	68.5	—
Provision for settlement of loss contingency	—	78.9
Inventory impairments and abandonment costs	172.3	39.1
Equity in (earnings) losses from unconsolidated joint ventures	(0.2)	2.1
Distributions of earnings from unconsolidated joint ventures	0.2	0.3
Impairment of investments in/receivables from unconsolidated joint ventures	0.5	5.5
Changes in operating assets and liabilities, net of effects of dispositions:
Restricted cash	(28.2)	0.3
Inventory	56.2	(21.4)
Receivables from unconsolidated joint ventures	(2.8)	(18.6)
Other assets	11.2	(49.3)
Mortgage loans held for sale	3.3	4.1
Accounts payable and other liabilities	26.3	(32.1)
Customer deposits	(6.4)	(3.8)

Net cash provided by (used in) operating activities	35.3	(52.4)

Cash flows from investing activities:
Net additions to property and equipment	—	(3.3)
Investments in unconsolidated joint ventures	(0.5)	(15.8)
Capital distributions from unconsolidated joint ventures	—	2.7

Net cash used in investing activities	(0.5)	(16.4)

Cash flows from financing activities:
Net borrowings from revolving credit facilities	31.5	50.0
Net repayments of Financial Services bank borrowings	(4.5)	(5.2)
Payments for deferred financing costs	(2.9)	(2.0)

Net cash provided by financing activities	24.1	42.8

Net cash provided by (used in) continuing operations	58.9	(26.0)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(1.2)	0.5

Net cash provided by (used in) discontinued operations	(1.2)	0.5

Increase (decrease) in cash and cash equivalents	57.7	(25.5)
Cash and cash equivalents at beginning of period	76.5	54.2

Cash and cash equivalents at end of period	$134.2	$28.7

Supplemental disclosure of non-cash financing activities:
Decrease in inventory not owned	$(0.9)	$(41.6)
Decrease in obligations for inventory not owned	$(4.8)	$(41.6)

Supplemental disclosure of non-cash investing activities:
Refer to Note 3 for the consolidation of variable interest entities in accordance with FIN 46R.
See accompanying notes to unaudited consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
1. Business and Organization
Business
     TOUSA, Inc. (hereinafter referred to as “TOUSA”, the “Company”, “we”, “us” and “our”) is a homebuilder with a geographically diversified national presence. We operate in various metropolitan markets in nine states, located in four major geographic regions: Florida, the Mid-Atlantic, Texas, and the West. We design, build and market detached single-family residences, town homes and condominiums. We also provide title insurance and mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights. See “Mortgage Joint Venture” discussion below.
Organization
     Technical Olympic S.A. owns approximately 67% of our outstanding common stock. Technical Olympic S.A. is a publicly-traded Greek company whose shares are traded on the Athens Stock Exchange. Our equity structure will likely change as a result of our Chapter 11 filings.
Chapter 11 Cases
     The following discussion provides general background information regarding our Chapter 11 cases, and is not intended to be an exhaustive description. Additional information regarding our Chapter 11 cases, including access to court documents and other general information about the Chapter 11 cases, is available at www.kccllc.net/tousa. Financial information on the website is prepared according to requirements of federal bankruptcy law and the Bankruptcy Court. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited and prepared in a format different than that used in our unaudited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States and filed under the securities laws. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for investment decisions relating to our stock or debt or for comparison with other financial information filed with the Securities and Exchange Commission.
     On January 29, 2008, TOUSA, Inc. and certain of our subsidiaries (excluding our financial services subsidiaries and joint ventures) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida, Fort Lauderdale Division. The Chapter 11 cases have been consolidated solely for procedural purposes and are pending as Case No. 08-10928-JKO.
     We continue to operate our businesses and manage our properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, we obtained Bankruptcy Court approval to, among other things, continue to pay certain critical vendors and vendors with lien rights, meet our pre-petition payroll obligations, maintain our cash management systems, sell homes free and clear of liens, pay our taxes, continue to provide employee benefits and maintain our insurance programs. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow us to restrict trading in our common stock (and related securities) and has also provided for potentially retroactive application of notice and sell-down procedures for trading in claims against the debtors’ estates (in the event that such procedures are approved in the future), which could negatively impact our accumulated net operating losses and other tax attributes. The Bankruptcy Court has also entered orders to establish procedures for the purchase and disposition of real property by us subject to certain monetary limits without specific approval for each transaction.
     On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into the Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the agreement. The agreement was subsequently terminated and we entered into an agreement with our prepetition secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). Pursuant to a Bankruptcy Court order dated June 20, 2008, we are authorized to use cash collateral of our first lien and second lien lenders (approximately $358.0 million at the time of the order) until December 17, 2008 in a manner consistent with a budget negotiated by the parties. The order further provides for the pay-down of $175.0 million of the $358.0 million to our first lien term secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to pay-down an additional $15.0 million to our first lien secured lenders. As of September 30, 2008, we had paid approximately

$97.3 million of the $175.0 million to the first lien secured lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     We were in compliance with the covenants included in the cash collateral order on each of September 30, October 31 and November 30, 2008. The cash collateral order expires by its terms on December 17, 2008. We and the first lien lenders have reached an agreement to extend the use of cash collateral until January 9, 2009 on terms substantially similar to those in the cash collateral order. The new cash collateral order, a proposal version of which was filed with the Bankruptcy Court on December 1, 2008, will be presented to the Bankruptcy Court on December 4, 2008. The order includes a provision permitting extensions, in 30-day increments (in the first lien lenders’ discretion) through March 30, 2009. If the new cash collateral order is not entered or if we fail to comply with the new order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
     The Bankruptcy Court established May 19, 2008 as the bar date for filing proofs of claim against the Debtors relating to obligations arising before January 29, 2008. November 18, 2008, approximately 4,330 claims have been filed against us totaling approximately $7.2 billion in asserted liabilities. These claims are comprised of approximately $4.8 million in administrative claims, $216.0 million in secured claims, $74.0 million in priority claims and $6.9 billion in unsecured claims. There are many claims (at least 700) that have been asserted in “unliquidated” amounts or that contain an unliquidated component. Notably, among the unliquidated claims are the claims of our secured first and second lien lenders. In addition, the indenture trustees under our approximately $1.1 billion of unsecured debentures each filed an unliquidated claim with respect to such obligations.
     On October 13, 2008, we filed with the Bankruptcy Court the (a) Joint Plan of TOUSA, Inc. and its Affiliated Debtors and Debtors in Possession under Chapter 11 of the Bankruptcy Code (as modified or revised, the “Plan”) and (b) Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code relating to the Plan (as modified or revised, the “Disclosure Statement”). On October 24, 2008 and November 12, 2008, the Debtors filed revised versions of the Plan and Disclosure Statement (including projected financial information) with the Bankruptcy Court. Copies of the Plan and Disclosure Statement, as filed with the Bankruptcy Court, are available at http://www.tousa.com/reorg. We have the exclusive right to solicit acceptance thereof until February 22, 2009. Pursuant to section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond April 23, 2009.
     As a result of our Chapter 11 cases and other matters described herein, including uncertainties related to the fact that our filed plan of reorganization has not been confirmed, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:
•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the restructuring process;

•	our ability to comply with the terms of our cash collateral order and seek and receive extensions of our ability to use cash collateral;

•	our ability to achieve profitability following a restructuring given housing market and general economic challenges; and

•	our ability to retain key employees.
     These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, such efforts may not be successful.
     We have taken and will continue to take actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the homebuilding market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to major reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. In addition, we are working with our existing suppliers and seeking new suppliers, through competitive bid processes, to reduce construction material and labor costs. We have and will continue to analyze each community based on anticipated sales absorption rates, net cash flows and financial returns taking into consideration current market factors in the homebuilding industry such as the oversupply of homes available for sale in most of our markets, less demand, decreased consumer confidence, tighter mortgage loan underwriting criteria and higher foreclosures. In order to generate cash and to reduce our inventory to levels consistent with our business plan, we have taken and will continue to take the following actions, to the extent possible given the limitations resulting from our Chapter 11 cases:
•	limiting new arrangements to acquire land (by submitting proposals to increased review);

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of unsold homes under construction and limiting and/or curtailing development activities in any development where we do not expect to deliver homes in the near future or where development is necessary to retain entitlements or sell land;

•	renegotiating terms or abandoning our rights under option and land bank contracts;

•	considering other asset dispositions including the possible sale and/or wind down of underperforming assets, communities, divisions and joint venture interests; and

•	pursuing other initiatives designed to monetize our assets.
Mortgage Joint Venture
     On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting and closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008. Effective April 1, 2008, we will account for the venture as an equity-method investment.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     The unaudited consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in the unaudited consolidated financial statements. For the three months ended March 31, 2008 and 2007, we have eliminated inter-segment Financial Services revenues of $1.6 million and $2.7 million, respectively.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis. This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, we do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern. Due to our Chapter 11 cases there is substantial doubt about our ability to continue as a going concern and there is uncertainty about the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership.
     In accordance with GAAP, we have applied the provisions of American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), in preparing the unaudited consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain items of income, expense, gain or loss realized or incurred because we are in Chapter 11 are recorded in reorganization items, net on the accompanying unaudited consolidated statements of operations. Also, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in liabilities subject to compromise on the unaudited consolidated balance sheet at March 31, 2008. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

     The following table summarizes the components included in reorganization items, net in our unaudited consolidated statement of operations for the three months ended March 31, 2008 (in millions):

Professional fees	$7.5
Write-off of deferred finance costs	51.4
Write-off of debt premium and discounts	11.9
Reversal of previously recorded interest expense	(2.3)

Total reorganization items, net	$68.5

     Net cash paid for reorganization items totaled $10.5 million for the three months ended March 31, 2008 of which $7.9 million relates to professional fees and $2.6 million relates to deferred finance costs.
     The following table summarizes the components included in liabilities subject to compromise on our unaudited consolidated balance sheet as of March 31, 2008 (in millions):

Revolving Loan Facility(1)	$243.0
First Lien Term Loan Facility due 2012(1)	199.0
Second Lien Term Loan Facility due 2013(1)	328.8
Senior notes due 2010, at 9%(1)	300.0
Senior notes due 2011, at 8 1/4%(1)	250.0
Senior subordinated notes due 2012, at 10 3/8%(1)	185.0
Senior subordinated notes due 2011, at 7 1/2%(1)	125.0
Senior subordinated notes due 2015, at 7 1/2%(1)	200.0
Senior Subordinated PIK Notes due 2015, at 14 3/4%(1)	22.1
Accrued interest on notes payable	47.2
Accounts payable and other liabilities	218.8
Obligations for inventory not owned(2)	27.2

Total liabilities subject to compromise	$2,146.1

(1)	See Note 9.

(2)	See Note 3.
     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Those estimates and assumptions which, in the opinion of management, are both significant to the underlying amounts included in the financial statements and as to which future events or information could change those estimates include:
•	impairment assessments of investments in unconsolidated joint ventures, long-lived assets, including our inventory, and goodwill;

•	loss exposures associated with the abandonment of our rights under option and/or land bank contracts, the relinquishment of our rights under certain joint ventures and obligations under joint venture debt agreements and under performance bonds;

•	classification of liabilities subject to compromise;

•	realization of amounts due from unconsolidated joint ventures;

•	insurance and litigation related contingencies;

•	realization of deferred income tax assets and liability for unrecognized tax benefits; and

•	estimated costs associated with construction and development activities in connection with our homebuilding operations.
     The accompanying unaudited consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 cases. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (3) as to operations, the effect of any changes that may be made to our business. In addition, the financial statements do not reflect the amounts that may be allowed with respect to pre-petition claims and liabilities which may, as a result of the filing of proofs of claims by our creditors, result in liabilities in excess of those estimated by us in preparing the accompanying unaudited consolidated financial statements.

     Due to our normal operating cycle being in excess of one year, we present unclassified unaudited consolidated statements of financial condition.
     Certain amounts in the unaudited consolidated financial statements of prior periods have been reclassified to conform to current year classifications. Certain operations have been classified as discontinued. Associated results of operations and financial position are separately reported for all periods presented. For additional information, refer to Note 15. Information in these notes to unaudited consolidated financial statements, unless otherwise noted, does not include the accounts of discontinued operations.
Interim Presentation
     The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through March 31, 2008 are not necessarily indicative of those that may be achieved for the year ending December 31, 2008. The unaudited consolidated statement of financial condition as of December 31, 2007 was derived from audited financial statements included in our 2007 Annual Report on Form 10-K but does not include all disclosures required under GAAP. The unaudited consolidated financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Loss per Common Share
     Basic loss per common share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options or other common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per common share.
     For the three months ended March 31, 2008 and 2007 basic and diluted weighted average shares outstanding were 59,604,169 and 59,594,917, respectively. There were no dilutive common stock equivalents during the three months ended March 31, 2008 and 2007.
Revenue Recognition
     Our primary source of revenue is the sale of homes to homebuyers. To a lesser degree, we engage in the sale of land to other homebuilders and other third-parties. Revenue is recognized on home sales and land sales at closing when title passes to the buyer and all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete, the receivable is not subject to future subordination, the collection of any remaining receivables is reasonably assured and we do not have substantial continuing involvement with the sold asset.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for the Sales of Real Estate (“SFAS 66”), during the three months ended March 31, 2008 and 2007, we deferred approximately $0.5 million and $1.0 million, respectively, in profit related to certain homes that were delivered for which our mortgage subsidiary originated interest-only loans or loans with high loan to value ratios which did not meet the initial and continuing investment requirements under SFAS 66, and the loans were still held for sale at the respective balance sheet date.
Fair Value Disclosures
     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for our financial instruments measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles expands disclosures about fair value measurements and establishes a fair value hierarchy summarized below:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs either directly or indirectly through corroboration with market data.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our financial instruments measured at fair value on a recurring basis at March 31, 2008 are summarized below (in millions):

	Fair Value
Financial Instrument	Hierarchy	Fair Value
Assets:
Mortgage loans held for sale	Level 2	$11.1
Interest rate lock commitments	Level 2	0.1
Liabilities:
Interest rate lock commitments	Level 2	(0.1)
     Mortgage loans held for sale are stated at the lower of aggregate cost or fair value based upon such commitments for loans to be delivered or prevailing market rates for uncommitted loans. The estimated fair value is determined on a loan by loan basis based on the coupon rate and underlying characteristics of each loan originated in the quarter or $5.4 million of the mortgages held for sale. Substantially all of the loans originated by us are sold to private investors within 30 days of origination. In addition, at March 31, 2008 we had the ability to sell mortgage loans under an early purchase program based on the delivery of mortgage collateral, which is generally less than five days from closing. Included in mortgages held for sale is $5.7 million related to loans originated in prior years for which the fair value is determined by third-party opinions establishing the market sales price for the underlying collateral adjusted for customary sales and marketing costs.
     Interest rate lock commitments (“IRLCs”) represent individual borrower agreements that commit us to lend at a specified price for a specified period as long as there is no violation of any condition established in the commitment contract. IRLCs are recorded on the balance sheet in other assets or accounts payable and other liabilities of our Financial Services operations. Forward contracts to sell the loan on a best effort basis represent the individual agreement that commits us to sell the loan for a specified price and deliver to the end investor within a specified period of time. Forward contracts are entered into on a best effort basis with the end loan investor when the customer enters into the IRLC.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We adopted SFAS 157 effective January 1, 2008 for our financial instruments measured at fair value on a recurring basis. For additional information refer to the “Fair Value Disclosures” section above. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. We are currently reviewing the effect of SFAS 157 related to nonfinancial assets and liabilities on our unaudited consolidated financial statements.
     In November 2006, the FASB issued EITF No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 was effective as January 1, 2008 and had no impact on our unaudited consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. While SFAS 159 became effective for us on January 1, 2008, we did not elect the fair value measurement option for any of our financial assets or liabilities.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective, and early adoption is not permitted. Adoption of SFAS 141(R) will apply to any business combination beginning January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained, noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently reviewing the effect of this statement on our unaudited consolidated financial statements.
     On February 20, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The FSP addresses whether there are circumstances that would permit a transferor and a transferee to evaluate the accounting for the transfer of a financial asset separately from a repurchase financing when the counterparties to the two transactions are the same. The FSP presumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). However, if certain criteria specified in the FSP are met, the initial transfer and repurchase financing may be evaluated separately under SFAS 140. The FSP is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. Adoption of the FSP is not expected to have a material effect on our unaudited consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact SFAS 161 will have on our unaudited consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position 90-7-1, “An Amendment of AICPA Statement of Position 90-7,” (FSP 90-7-1). FSP 90-7-1, which was effective immediately and amends SOP 90-7, paragraph 38 to nullify the requirement regarding changes in accounting principles. Previously under paragraph 38 of SOP 90-7, changes in accounting principles that will be required in the financial statements of an emerging entity within the 12 months following the adoption of fresh-start accounting were required to be adopted at the time fresh-start reporting was adopted. As a result of the amendment, an entity emerging from bankruptcy that applies fresh-start reporting should follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.
3. Inventory
     The following is a breakdown of inventory (in millions):

	March 31, 2008
			Residences
		Homesites and	Completed and
		Land Under	Under	Inventory	Total
Region	Deposits	Development	Construction	Not Owned	Inventory
Florida	$7.0	$238.3	$232.9	$7.9	$486.1
Mid-Atlantic	7.9	14.9	26.8	—	49.6
Texas	14.7	72.3	95.9	3.1	186.0
West	16.1	199.5	89.2	14.1	318.9

Total	$45.7	$525.0	$444.8	$25.1	$1,040.6

	December 31, 2007
			Residences
		Homesites and	Completed and
		Land Under	Under	Inventory	Total
Region	Deposits	Development	Construction	Not Owned	Inventory
Florida	$10.2	$294.7	$320.1	$8.1	$633.1
Mid-Atlantic	7.9	21.8	28.6	—	58.3
Texas	15.6	73.3	111.9	3.1	203.9
West	23.2	243.2	95.3	14.8	376.5

Total	$56.9	$633.0	$555.9	$26.0	$1,271.8

A summary of homebuilding interest capitalized in inventory is as follows (in millions):

	Three Months Ended
	March 31,
	2008	2007
Interest capitalized, beginning of period	$77.8	$68.7
Interest incurred(1)(2)	37.3	27.3
Less interest included in:
Cost of sales	(16.0)	(20.3)
Interest expense	(20.1)	(0.1)
Other adjustments	(0.4)	0.7

Interest capitalized, end of period	$78.6	$76.3

(1)	Included in interest incurred is the amortization of deferred finance costs which totaled $2.8 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.

(2)	Had we not filed voluntary petitions for relief under Chapter 11, contractual interest incurred for the three months ended March 31, 2008 is $58.7 million, a portion of which would have been capitalized. Interest on our senior and senior subordinated notes stopped accruing upon filing for Chapter 11. See Note 9.
     In the ordinary course of business, we enter into option contracts to purchase homesites and land held for development. At March 31, 2008 and December 31, 2007, we had non-refundable cash deposits totaling $45.7 million and $56.9 million, respectively, included in inventory in the accompanying unaudited consolidated statements of financial condition. Under these option contracts, we have the right to buy homesites at predetermined prices on a predetermined takedown schedule. Option contracts generally require the payment of a cash deposit and/or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or third party financial entities who have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. We have abandoned our rights under certain option contracts that require us to complete the development of land for a fixed reimbursable amount. We recorded losses totaling $4.0 million for the three months ended March 31, 2008 for our estimated obligations under these development agreements, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statement of operations. At March 31, 2008 and December 31, 2007, $14.3 million and $10.3 million are included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition related to these development agreements.
Financing Transactions under SFAS 66
     Certain of our option contracts give the other party the right to require us to purchase homesites or guarantee certain minimum returns. We have abandoned our rights under certain option contracts that give the other party the right to require us to purchase the homesites. Some of these parties have given notice exercising their right to require us to purchase the homesites. We do not have the ability to comply with these notices due to liquidity constraints. These option contracts were previously recorded as financing transactions under SFAS 66 and the inventory was included in inventory not owned and the corresponding liability was included in obligations for inventory not owned. Since we defaulted under or terminated these contracts, we are no longer accounting for these contracts as financing transactions. During the three months ended March 31, 2008, we recorded a loss of $4.7 million in connection with the abandonment of these option contracts, for our estimated obligations, which is included in inventory impairments and abandonment costs in the accompanying unaudited comsolidated statement of operations. This amount was computed based on the estimated deficiency between the fair value of the underlying inventory compared to our required purchase price under the option contract. The total required purchase price under these option contracts at March 31, 2008 and December 31, 2007 was $28.6 million and $25.0 million, respectively. At March 31, 2008 and December 31, 2007, $14.2 million and $9.5 million is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     From time to time, we transfer title to certain parcels of land to unrelated third parties or enter into agreements pursuant to which third parties purchase land which we have the contractual right to acquire. We then enter into options with the purchasers to acquire fully developed homesites. As we have continuing involvement in these properties, in accordance with SFAS 66, we have accounted for these transactions as financing arrangements. At March 31, 2008, $9.0 million (net of $2.1 million in impairments) of inventory not owned and $11.1 million of obligations for inventory not owned relate to sales where we have continuing involvement. At December 31, 2007, $9.8 million (net of $6.0 million in impairments) of inventory not owned and $15.8 million of obligations for inventory not owned relate to sales where we have continuing involvement.

Consolidation of Variable Interest Entities Under FIN 46(R)
     Some of our option contracts for the purchase of land or homesites are with land sellers and third party financial entities, which qualify as variable interest entities (“VIEs”) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46(R)”). FIN 46(R) addresses consolidation by business enterprises of VIEs in which an entity absorbs a majority of the expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Obligations for inventory not owned in our unaudited consolidated statements of financial condition represent liabilities associated with our land banking and similar activities, including obligations in VIEs which have been consolidated by us and in which we have a less than 50% ownership interest, and the creditors have no recourse against us.
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
     The effect of FIN 46(R) at March 31, 2008 was to increase inventory by $16.0 million, excluding cash deposits of $3.0 million, which had been previously recorded, with a corresponding increase to obligations for inventory not owned of $16.0 million in the accompanying unaudited consolidated statement of financial condition. The effect of FIN 46(R) at December 31, 2007 was to increase inventory by $16.2 million, excluding cash deposits of $3.8 million, which had been previously recorded, with a corresponding increase to obligations for inventory not owned of $16.2 million in the accompanying unaudited consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs. Our potential exposure to loss in VIEs where we are not the primary beneficiary would primarily be the forfeiture of our deposit and/or letters of credit placed on land purchase and option contracts. At March 31, 2008 and December 31, 2007, our non-refundable cash deposits placed on land purchase and option contracts amounted to $45.7 million and $56.9 million, respectively, and our letters of credit placed on land purchase and option contracts amounted to $21.3 million and $44.9 million, respectively.
Inventory Impairments and Abandonment Costs
     In accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we carry long-lived assets held for sale at the lower of the carrying amount or fair value. For active communities (communities under development and construction), we evaluate an asset for impairment when events and circumstances indicate that they may be impaired. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the three months ended March 31, 2008 and 2007, we recorded impairment losses and abandonment costs of $101.7 million and $8.0 million, respectively, on active communities, which are included in cost of sales — inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations.
     In accordance with SFAS 144, we performed an evaluation of impairment on a large land parcel with a carrying value of $104.2 million as of March 31, 2008. As of March 31, 2008, this parcel is not impaired as the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition exceed the carrying value. Changes in the timing or amounts of these cash flows could result in a material impairment charge.
     During the three months ended March 31, 2008 and 2007, we also recorded charges of $70.6 million and $31.1 million, respectively, in write-offs of deposits and abandonment costs which are included in cost of sales — inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations, related to land that we have determined is not probable that we will purchase or build on. The following table summarizes information related to impairment charges on active communities and write-offs of deposits and abandonment costs by region (dollars in millions):

	Three Months Ended
	March 31,
	2008	2007
Impairment charges on active communities:
Florida	$73.9	$5.1
Mid-Atlantic	6.6	2.1
Texas(1)	1.0	0.1
West	20.2	0.7

	101.7	8.0

Write-offs of deposits and abandonment costs:
Florida	22.1	0.7
Mid-Atlantic	0.2	0.4
Texas(1)	1.3	0.1
West	47.0	29.9

	70.6	31.1

Inventory impairments and abandonment costs	$172.3	$39.1

Remaining carrying value of inventory impaired at end of period	$652.0	$370.8

Number of projects impaired during the period	246	91

Total number of projects included in inventory and reviewed for impairment during the period	428	519

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.
4. Transeastern Joint Venture
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

     In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), and other authoritative guidance, as of March 31, 2007, we accrued $353.9 million for settlement of loss contingency of which, $78.9 million was accrued during the three months ended March 31, 2007. The accrual was determined by computing the difference between the estimated fair value of the consideration paid in connection with the global settlement less the estimated fair value of the business we acquired.
     On July 31, 2007, we consummated transactions to settle the disputes regarding the Transeastern JV with the lenders to the Transeastern JV, its land bankers and our joint venture partner in the Transeastern JV. As a result, the Transeastern JV became a wholly-owned subsidiary of ours by merger into one of our subsidiaries.
     Pursuant to the settlement, among other things,
•	the Transeastern JV became a wholly-owned subsidiary of ours by merger into one of our subsidiaries, which became a guarantor on our credit facilities and note indentures (the acquisition was accounted for using the purchase method of accounting and results of operations have been included in our consolidated results beginning on July 31, 2007);

•	the senior secured lenders of the Transeastern JV were repaid in full, including accrued interest (approximately $400.0 million in cash);

•	the senior mezzanine lenders to the Transeastern JV received $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015 and $117.5 million in initial aggregate liquidation preference of 8% Series A Convertible Preferred PIK Preferred Stock;

•	the junior mezzanine lenders to the Transeastern JV received warrants to purchase shares of our common stock which had an estimated fair value of $8.2 million at issuance (based on the Black-Scholes option pricing model and before issuance costs);

•	we entered into settlement and release agreements with the senior mezzanine lenders and the junior mezzanine lenders to the Transeastern JV which released us from our potential obligations to them; and

•	we entered into a settlement and mutual release agreement with Falcone/Ritchie LLC and certain of its affiliates (the “Falcone Entities”) concerning the Transeastern JV, one of which owned 50% of the equity interests in the Transeastern JV and, among other things, released the Falcone Entities from claims under the 2005 asset purchase agreement pursuant to which we acquired our interest in the Transeastern JV. Pursuant to the settlement agreement, we remain obligated on certain indemnification obligations, including, without limitation, certain land bank arrangements.
     To effect the settlement of the Transeastern JV dispute, on July 31, 2007, we also entered into:
•	an amendment to our $800.0 million revolving loan facility, dated January 30, 2007;

•	a new $200.0 million aggregate principal amount first lien term loan facility; and

•	a new $300.0 million aggregate principal amount second lien term loan facility.
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
     Additional descriptions of the facilities, preferred stock and the warrants are provided in Notes 9 and 12 to the unaudited consolidated financial statements.
     In connection with the Transeastern JV settlement, we recognized a loss of $426.6 million, of which $78.9 million was recognized during the three months ended March 31, 2007, $72.7 million was recognized during the remainder of 2007 and $275.0 million was recognized during 2006.

     The consideration paid by us in connection with the TE Acquisition approximated $586.8 million, at the time of settlement (July 31, 2007), which included (in millions):

Purchase price:
Cash consideration paid to Senior Lenders of the Transeastern JV	$400.0
Fair value of convertible preferred stock issued	84.0
Fair value of senior subordinated notes issued	10.9
Fair value of common stock warrants issued	8.2
Payment to purchase land under existing land bank arrangements	50.2
Transaction costs including accrued interest paid to the Senior Lenders	33.5

Total estimated purchase price	$586.8

Allocation of purchase consideration:
Cash and cash equivalents	$10.3
Restricted cash	28.4
Inventory(1)	149.8
Property and equipment	1.0
Accounts payable and other liabilities	(27.4)
Customer deposits	(1.9)
Previously accrued loss contingency(2)	385.9
Additional loss on TE Acquisition(3)	40.7

$586.8

(1)	The fair value of the inventory was determined by estimating future cash flows expected to result from the use of the asset and its eventual disposition, discounted at a market rate of interest.

(2)	In accordance with SFAS 5 and other authoritative guidance, as of June 30, 2007, we accrued $385.9 million for settlement of a loss contingency (determined by computing the difference between the estimated fair value of the consideration paid in connection with the global settlement less the estimated fair value of the business acquired).

(3)	There were no identifiable intangible assets or goodwill associated with the TE Acquisition.
5. Investments in Unconsolidated Joint Ventures
     We have entered into strategic joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In some cases our Chapter 11 filings have constituted an event of default under the joint venture lender agreements which have resulted in the debt becoming immediately due and payable, limiting the joint ventures’ access to future capital. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation, violations of environmental laws and similar acts. In some cases, we have agreed to make capital contributions to the joint venture sufficient to comply with a specified debt to value ratio. Our obligations become full recourse upon certain bankruptcy events with respect to the joint venture. At March 31, 2008 and December 31, 2007, we had investments in unconsolidated joint ventures of $9.4 million and $9.0 million, respectively. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At March 31, 2008 and December 31, 2007, we had receivables of $0.1 million and $0.3 million net of allowances, respectively, from these joint ventures due to loans and advances, unpaid management fees and other items.
     In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We earned management fees from these unconsolidated entities of $0.1 million and $3.7 million for the three months ended March 31, 2008 and 2007, respectively. These fees are included in income (loss) from unconsolidated joint ventures in the accompanying unaudited consolidated statements of operations.
     We evaluated the recoverability of our investments in and receivables from unconsolidated joint ventures under APB 18 and SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), and recorded total impairments of investments in unconsolidated joint ventures of $0.5 million and $5.5 million during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007 the accrual related to joint venture obligations was $74.6 million, which primarily relates to limited guarantees we issued in connection with our unconsolidated joint ventures.

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
     At December 31, 2007, the joint venture had financing arrangements with an aggregate borrowing capacity of $230.0 million, of which $200.0 million related to a revolving loan and $30.0 million related to a mezzanine financing instrument. On January 16, 2008, the facility was amended to reduce the revolving loan limit to $115.0 million and terminate the mezzanine financing instrument. While the borrowings by Engle/Sunbelt were non-recourse to us, we had obligations to complete construction of certain improvements and housing units in the event Engle/Sunbelt defaulted. Additionally, we agreed to indemnify the lenders for, among other things, potential losses resulting from violations of environmental laws, misappropriation, bankruptcy filings and similar acts by Engle/Sunbelt.
     Although Engle/Sunbelt was not included in our Chapter 11 filings, our Chapter 11 filings constituted an event of default under the financing arrangements and Engle/Sunbelt’s debt became immediately due and payable.
     In April 2008, we entered into a settlement agreement with the lenders pursuant to which Engle/Sunbelt agreed to the appointment of a receiver and further agreed to either, at the election of the lenders, deliver a deed in lieu of foreclosure to its assets or consent to a judicial foreclosure. We also agreed to assist the lenders in their efforts to complete certain construction for which we will receive arm’s length compensation. The Bankruptcy Court entered an order approving the settlement agreement. Pursuant to the settlement agreement, on November 20, 2008, we were relieved from our obligations under the completion and indemnity agreements.
     During 2007, we evaluated the recoverability of our investment in and receivables from Engle/Sunbelt for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $60.7 million representing the full carrying value our investment in and receivables from Engle/Sunbelt, net of deferred gains of $22.5 million. No completion obligation accrual has been established at March 31, 2008 or December 31, 2007 with respect to Engle/Sunbelt due to the settlement agreement reached with the lenders to the joint venture.
TOUSA/Kolter Joint Venture
     In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain plans. The loans required, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforeseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. On June 21, 2007, and in response to missing the development deadline, TOUSA/Kolter amended the existing loan agreements and we amended the Performance and Completion Agreement to extend the Performance and Completion Agreement development deadline to May 31, 2008. The amendments to the term loan agreements increased the interest rate on the senior term loan by 100 basis points to LIBOR plus 3.25% and by 50 basis points to LIBOR plus 8.5% for the senior subordinated term loan. As a condition to the amendment, we agreed to be responsible for the additional 150 basis points; accordingly, this would be a cost of the lots we acquired from TOUSA/Kolter. The amendment also required us to increase our existing letter of credit by an additional $1.8 million to $12.1 million and place an additional $3.0 million cash deposit on the remaining lots under option. The $3.0 million was used by TOUSA/Kolter to pay down a portion of the senior term loan.
     As we had abandoned our rights under the option contract due to non-performance, we recorded an obligation of $12.1 million for the letter of credit we anticipated would be drawn, wrote-off the $3.0 million cash deposit and $1.0 million in capitalized pre-acquisition costs in 2007. In 2008, the letter of credit was drawn and used to reduce the joint venture’s term loan outstanding.
     The lenders to the joint venture have declared the loan to the venture to be in default, but have not demanded performance of our obligations under either the Performance and Completion Agreement or the Remargining Agreement. The Remargining Agreement requires us to pay to the Administrative Agent, upon default of the joint venture, an amount necessary to decrease the principal balance of the loan so that the outstanding balance does not exceed 70% of the value of the joint venture’s assets. Based on the estimated fair value of the assets of the joint venture, we recorded a $54.0 million obligation (which includes the $12.1 million letter of credit accrual) in 2007 in connection with our obligation under the re-margining provisions of the loan agreement. We did not record any additional contingent liability under the completion guarantee as the $54.0 million accrual represents the full debt obligation of the joint venture. At March 31, 2008 and December 31, 2007, the obligation of $54.0 million is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     During 2007, we evaluated the recoverability of our investment and receivables from TOUSA/Kolter for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $58.8 million representing the full carrying value of our investment in and receivables from TOUSA/Kolter, net of deferred gains of $12.8 million, which were deferred as a result of the contributed assets and contract assignments to TOUSA/Kolter. Additionally, in 2007 we recorded an obligation of $18.9 million for performance bonds and letters of credit that we placed on behalf of the joint venture, as we considered it probable that we would be required to reimburse these amounts for development remaining to be completed. At March 31, 2008 and December 31, 2007, the obligation for performance bonds and letters of credit of $18.9 million is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
Centex/TOUSA at Wellington, LLC
     In December 2005, we entered into a joint venture with Centex Corporation to form Centex/TOUSA at Wellington, LLC (“Centex/TOUSA at Wellington”) for the purpose of acquiring, developing and selling approximately 264 homesites in a community in South Florida. The joint venture obtained a term loan of which $31.0 million was outstanding as of March 31, 2008 and December 31, 2007. The credit agreement requires us to construct and complete the horizontal development of the lots and related infrastructure in accordance with certain agreed upon plans. On August 31, 2007, Centex/TOUSA at Wellington received a notice from the lender requiring the joint venture members to contribute approximately $10.0 million to the joint venture to reduce the outstanding term loan in order to comply with the 60% loan-to-value ratio covenant. We have not made the required equity contribution.
     We evaluated the recoverability of our investment in and receivables from Centex/TOUSA at Wellington for impairment under APB 18 and SFAS 114 respectively, and recorded an impairment of $27.0 million representing the full carrying value of our investment in and receivables from Centex/TOUSA during 2007. Based on the estimated fair value of the assets of the joint venture, we recorded a $15.5 million obligation in 2007, in connection with our obligation under the re-margining provisions of the loan agreement which represents our portion of the joint venture’s outstanding debt. We did not record any additional contingent liability under the completion guarantee as the $15.5 million accrual represents our portion of the full joint venture debt obligation. At March 31, 2008 and December 31, 2007, the $15.5 million obligation is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
Layton Lakes Joint Venture
     In connection with our joint venture with Lennar Corporation (the “Layton Lakes Joint Venture”) to acquire and develop land, townhome properties and commercial property in Gilbert, Arizona, we entered into a Completion and Limited Indemnity Agreement for the benefit of the lender to the joint venture. The agreement required us to maintain a tangible net worth of $400.0 million. This covenant has been breached and the outstanding $60.0 million loan plus interest to the joint venture is in default. The default has not been cured and the lender. In addition, the operating agreement of the joint venture states that a breach by a member of any covenant of such member contained in any loan agreement entered into in connection with the financing of the property is an event of default. Under the operating agreement, a defaulting member does not have the right to vote or otherwise participate in the management of the joint venture until the default is cured. A defaulting member may not take down any lots from the joint venture.
     Additionally, the joint venture’s loan requires that the outstanding loan balance may not exceed 65% of the value of the joint venture’s assets. Based on an appraisal obtained by the bank, the joint venture was been notified in November 2007 that a principal payment was required to maintain the specified loan to value ratio. The joint venture failed to make such principal payment.
     We evaluated the recoverability of our investment in and receivables from the Layton Lakes Joint Venture for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $24.9 million representing the full carrying value of our investment in and receivables from the Layton Lakes Joint Venture during 2007. At that time, we did not record any obligation under the re-margining provision as we were not a party to the re-margining agreement. Additionally, in 2007 we recorded an obligation of $4.4 million for performance bonds that we placed on behalf of the joint venture, as we considered it probable that we would be required to reimburse these amounts for development remaining to be completed. We did not record any additional contingent liability under the completion guarantee as based on the estimated fair value of the assets of the joint venture, we did not believe that it was probable that we would be called to perform under the completion obligation.
     Tousa, Tousa Homes, Inc., Lennar and the Town of Gilbert, Arizona entered into a series of agreements pursuant to which, among other things, we have surrendered our interest in the joint venture and have paid $1.3 million toward completion of certain offsite improvements. In exchange, we have been granted an option to continue acquiring lots and the Town of Gilbert has agreed to issue certificates of occupancy for certain homes under construction. Tousa, Tousa Homes, Inc. Lennar and Bank Midwest each agreed to mutual releases of claims related to the Layton Lakes Joint Venture. The Bankruptcy Court approved these agreements on November 25, 2008. As a result of this settlement, we reversed $2.6 million of our accrual for estimated obligations under the performance bonds during the three months ended March 31, 2008.
Other
     Certain of our other ongoing unconsolidated land development joint ventures have outstanding debt obligations totaling $19.5 million and $20.6 million at March 31, 2008 and December 31, 2007, respectively. These joint venture borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint venture defaults and to indemnify the lenders for losses resulting from fraud, misappropriation, violations of environmental laws and similar acts.
     Summarized in the tables below is condensed combined financial information related to our ongoing unconsolidated land development joint ventures, primarily located in Texas, for which we have investments that are accounted for under the equity method of accounting, excluding those joint ventures discussed above in which we have written off our investment (in millions):

	March 31,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$3.6	$3.2
Inventories	40.8	39.0
Other assets	1.3	0.9

Total assets	$45.7	$43.1

Liabilities and equity:
Accounts payable and other liabilities	$3.7	$5.1
Notes payable	19.5	20.6
Equity of:
TOUSA, Inc.	11.5	7.9
Others	11.0	9.5

Total equity	22.5	17.4

Total liabilities and equity	$45.7	$43.1

	Three Months ended March 31,
	2008	2007
Revenues	$2.2	$16.0
Costs and expenses	1.9	16.0

Net income	$0.3	$—

6. Other Assets
     Other assets consist of the following (in millions):

	March 31,	December 31,
	2008	2007

Homebuilding:
Income taxes receivable	$208.6	$218.4
Accounts receivable	26.6	34.7
Deferred finance costs, net	4.5	55.8
Prepaid expenses	21.8	20.3
Other assets	14.1	0.8

Total other assets	$275.6	$330.0

     During the three months ended March 31, 2008, we wrote off $51.4 million of deferred finance costs related to our unsecured and under-secured debt obligations which have been classified as liabilities subject to compromise and are recorded at amounts expected to be allowed by the Bankruptcy Court.
7. Goodwill
     Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Additional consideration paid in subsequent periods under the terms of purchase agreements is included as acquisition costs.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment annually or more frequently if certain impairment indicators are present. For purposes of the impairment test, we consider each homebuilding and financial services entity a reporting unit. Our impairment test is based on discounted cash flows derived from internal projections. This process requires us to make assumptions on future revenues, costs, and timing of expected cash flows. Due to the degree of judgment required and uncertainties surrounding such estimates, actual results could differ from such estimates. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations. During the three months ended March 31, 2008, we determined that the challenging housing market and the asset impairments taken in certain of our homebuilding divisions were indicators of impairment. We performed our interim impairment tests and determined that there was no impairment of goodwill for the three months ended March 31, 2008. During the three months ended March 31, 2007, we wrote-off $3.1 million of goodwill related to our Dallas division that has been accounted for as a discontinued operation.
     At March 31, 2008 and December 31, 2007 total goodwill is $11.2 million, which consists of $1.6 million related to the Mid-Atlantic region and $9.6 million related to the Texas region. We will perform additional interim impairment tests, if and when circumstances change and certain impairment indicators are present in the future.
8. Accounts Payable and Other Liabilities
     Accounts payable and other liabilities consist of the following (in millions):

	March 31,	December 31,
	2008	2007
Homebuilding:
Accounts payable	$45.3	$41.8
Interest	4.0	48.4
Compensation	10.6	14.8
Taxes, including income and real estate	11.1	22.6
Accrual for unpaid invoices on delivered homes	12.0	27.9
Accrued expenses	9.5	90.7
Community development district bond obligations	29.7	29.6
Obligations related to unconsolidated joint ventures	—	74.6
Accrued letters of credit expected to be drawn	—	43.6
Warranty costs	4.7	5.0
Deferred revenue	2.5	2.8

Total accounts payable and other liabilities(1)	$129.4	$401.8

(1)	Certain accounts payable and other liabilities at March 31, 2008 have been classified as liabilities subject to compromise (see Note 2).
     In connection with the development of certain of our communities, community development or improvement districts may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements. Some bonds are repaid directly by us while other bonds only require us to pay non-ad valorem assessments related to lots not yet delivered to residents. These bonds are typically secured by the property and are repaid from assessments levied on the property over time. We also guarantee district shortfalls under certain bond debt service agreements when the revenues, fees and assessments, which are designed to cover principal, interest and other operating costs of the bonds, are insufficient. In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we record a liability for future assessments, which are fixed and determinable for a fixed or determinable period. In addition and in accordance with SFAS 5, we evaluate whether we are contingently liable for any of the debt related to the bond issuance. Community development district bond obligations were $29.7 million and $29.6 million at March 31, 2008 and December 31, 2007, respectively.
     At March 31, 2008, we have total outstanding performance / surety bonds of $186.2 million related to land development activities and have estimated our exposure on our outstanding surety bonds to be $83.2 million based on land development remaining to be completed. At March 31, 2008 and December 31, 2007, our accrual totaled $42.5 million and $48.0 million, respectively, for surety bonds where we consider it probable that we will be required to reimburse the surety for amounts drawn related to defaulted agreements, which is included as a liability subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.

9. Homebuilding and Financial Services Borrowings
Homebuilding Borrowings
     Homebuilding borrowings consist of the following (in millions):

	March 31,	December 31,
	2008	2007

Revolving Loan Facility	$243.0	$168.5
First Lien Term Loan Facility due 2012	199.0	199.0
Discount on First Lien Term Loan Facility(1)	—	(1.8)
Second Lien Term Loan Facility due 2013	328.8	317.1
Discount on Second Lien Term Loan Facility(1)	—	(2.8)
Senior notes due 2010, at 9%	300.0	300.0
Senior notes due 2011, at 8 1/4%	250.0	250.0
Discount on senior notes(1)	—	(2.5)
Senior subordinated notes due 2012, at 10 3/8%	185.0	185.0
Senior subordinated notes due 2011, at 7 1/2%	125.0	125.0
Senior subordinated notes due 2015, at 7 1/2%	200.0	200.0
Premium on senior subordinated notes(1)	—	3.7
Senior Subordinated PIK Notes due 2015, at 14 3/4%	22.1	21.3
Discount on Senior Subordinated PIK Notes(1)	—	(8.7)

	1,852.9	1,753.8
Less: Amounts classified as liabilities subject to compromise (see Note 2)	(1,852.9)	—

	$—	$1,753.8

(1) During the three months ended March 31, 2008, we wrote off $11.9 million of debt premium and discounts related to our debt obligations which have been classified as liabilities subject to compromise (see Note 2).
     The filing of the Chapter 11 cases triggered repayment obligations under a number of instruments and agreements relating to our direct and indirect financial obligations. As a result, all our borrowings became automatically and immediately due and payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 cases.
     Under a Bankruptcy Court order dated June 20, 2008, we are authorized to use cash collateral of our first lien and second lien lenders (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008 totaling approximately $358.0 million at the time of the order) until December 17, 2008 in a manner consistent with a budget negotiated by the parties. The order further provides for the pay-down of $175.0 million of the $358.0 million to our revolving loan facility and first lien term loan facility secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to pay-down an additional $15.0 million to our revolving loan facility and first lien term loan facility secured lenders. As of September 30, 2008, we had paid $97.3 million of the $175.0 million to the lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     We were in compliance with the covenants included in the cash collateral order on each of September 30, October 31 and November 30, 2008. The cash collateral order expires by its terms on December 17, 2008. We and the first lien lenders have reached an agreement to extend the use of cash collateral until January 9, 2009 on terms substantially similar to those in the cash collateral order. The new cash collateral order, a proposal version of which was filed with the Bankruptcy Court on December 1, 2008, will be presented to the Bankruptcy Court on December 4, 2008. The order includes a provision permitting extensions, in 30-day increments (in the first lien lenders’ discretion) through March 30, 2009. If the new cash collateral order is not entered or if we fail to comply with the new order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
Revolving Loan Facility and First and Second Lien Term Loan Facilities
     To effect the TE Acquisition, on July 31, 2007, we entered into (1) the $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (2) the $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”). At March 31, 2008 and December 31, 2007, we had $243.0 million and $168.5 million, respectively, outstanding under our revolving loan facility (the “Revolving Loan Facility”). There is no additional capacity available under the Revolving Loan Facility other than for letters of credit presented to the bank. The Revolving Loan Facility expires on March 9, 2010. The First Lien Term Loan Facility expires on July 31, 2012 and the Second Lien Term Loan Facility expires on July 31, 2013. At March 31, 2008, the Revolving Loan Facility and the Facilities are classified as liabilities subject to compromise (see Note 2).
     The interest rates on the Facilities and the Revolving Loan Facility are based on LIBOR plus a margin or an alternate base rate plus a margin, at our option. For the Revolving Loan Facility, the LIBOR rates are increased by between 2.50% and 5.25% depending on our leverage ratio (as defined in the Agreement) and credit ratings. Loans bearing interest at the base rate (the rate announced by Citibank as its base rate or 0.50% above the Federal Funds Rate) increase between 1.00% and 5.25% in accordance with the same criteria. Based on our current leverage ratio and credit ratings, our LIBOR loans bear interest at LIBOR plus 5.25% and our base rate loans bear interest at the Federal Funds Rate plus 5.25%. For the First Lien Term Loan Facility, the interest rate is LIBOR plus 5.00% or base rate plus 4.00%. For the Second Lien Term Loan Facility, the interest rate is LIBOR plus 7.25% or base rate plus 6.25%. The Second Lien Term Loan Facility allows us to pay interest, at our option, (1) in cash, (2) entirely by increasing the principal amount of the Second Lien Term Loan Facility, or (3) a combination thereof. The Facilities and the New Revolving Loan Facility are guaranteed by substantially all of our domestic subsidiaries (“Guarantor Subsidiaries”). The obligations are secured by substantially all of our assets, including those of our subsidiaries other than our mortgage and title subsidiaries.
Senior Notes and Senior Subordinated Notes
     Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-Guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt. The indentures governing the senior notes and senior subordinated notes generally require us to maintain a minimum consolidated net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or declare dividends or other restricted payments, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts and merge or consolidate with other entities. Interest on our outstanding senior notes and senior subordinated notes is payable semi-annually. In accordance with SOP 90-7, as of January 29, 2008, the petition date, we ceased accruing interest on the senior notes and the senior subordinated notes as these are unsecured claims and are not entitled to interest upon filing of petitions for relief under Chapter 11. At March 31, 2008, the senior notes and senior subordinated notes are classified as liabilities subject to compromise (see Note 2).
Special Interest
     In connection with the issuance of the $250.0 million 8 1/4 % senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes. The registration statement was not declared effective within the required 180 days of issuance and, in 2008 has been withdrawn. As a result, on October 9, 2006, in accordance with their terms, the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and increases by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. In accordance with SOP 90-7, as of January 29, 2008, the petition date, we ceased accruing special interest and reversed $2.3 million of the interest expense that have been previously accrued as this is an unsecured claim and is not entitled to interest upon filing petitions for relief under Chapter 11.
Senior Subordinated PIK Notes
     As part of the transactions to settle the disputes regarding the Transeastern JV, on July 31, 2007, the senior mezzanine lenders to the Transeastern JV received $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes (“PIK Notes”) due 2015.
Interest on the PIK Notes is payable semi-annually. The PIK Notes are unsecured senior subordinated obligations of ours, and are guaranteed on an unsecured senior subordinated basis by each of our existing and future subsidiaries that guarantee our 7.5% Senior Subordinated Notes due 2015 (the “Existing Notes”). We are required to pay 1% of the interest in cash and the remaining 13.75%, at our option, (i) in cash, (ii) entirely by increasing the principal amount of the PIK Notes or issuing new notes, or (iii) a combination thereof. The PIK Notes mature on July 1, 2015. The indenture governing the PIK Notes contains the same covenants as contained in the indenture governing the Existing Notes and is subject, in most cases, to any change to such covenants made to the indenture governing the Existing Notes. The PIK Notes are redeemable by us at redemption prices greater than their principal amount. The PIK Notes contain an optional redemption feature that allows us to redeem up to a maximum of 35% of the aggregate principal amount of the PIK Notes using the proceeds of subsequent sales of its equity interest at 114.75% of the aggregate principal amount of the PIK Notes then outstanding, plus accrued and unpaid interest. Additionally, after July 1, 2012, subject to certain terms of our other debt agreements, we may redeem the PIK Notes at a premium to the principal amount as follows: 2012 — 107.375%; 2013 — 103.688%; 2014 and thereafter — 100.000%. The call options exercisable at anytime after July 1, 2012 at a premium do not require bifurcation under SFAS 133 because they are only exercisable by us and they are not contingently exercisable. The redemption option is conditionally exercisable based on the proceeds raised from an equity offering at 114.75% of up to 35% of the aggregate outstanding PIK Notes principal and represents an embedded call option that must be bifurcated from the PIK Notes; however, the fair value of this call option is not material and has not been bifurcated from the host instrument .
     The PIK Notes provide for registration rights for the holders whereby the interest rate increases by 0.25% per annum for the first 90 days of a registration default, as defined, which amount increases by an additional 0.25% every 90 days a registration default is continuing, not to exceed 1.0% in the aggregate, from and including the date of the registration default to and excluding the date on which the registration default is cured. Registration default payments may be paid, at our option, in cash, additional Notes, or a combination thereof.
     At March 31, 2008, the PIK Notes are classified as liabilities subject to compromise (see Note 2).
Financial Services Borrowings
     Our mortgage subsidiary has two warehouse lines of credit in place to fund the origination of residential mortgage loans. The revolving warehouse line of credit (the “Warehouse Line of Credit”), which was entered into on December 5, 2007, provides for revolving loans of up to $25.0 million. The Warehouse Line of Credit replaced the $100.0 million revolving warehouse line of credit that expired on December 8, 2007. From January 25, 2008 through December 4, 2008, the availability under the Warehouse Line of Credit is reduced to $15.0 million. The $150.0 million mortgage loan purchase facility (“Purchase Facility”) was amended to decrease the size of the facility to $75.0 million. From January 25, 2008 through December 4, 2008 the availability under the Purchase Facility is reduced to $40.0 million. At no time may the amount outstanding under the Warehouse Line of Credit and the purchased loans pursuant to the Purchase Facility exceed $55.0 million. Both the Warehouse Line of Credit and Purchase Facility expire on December 4, 2008; however, we have agreed with the lender not to utilize these facilities. The Warehouse Line of Credit bears interest at the 30-day LIBOR rate plus a margin of 2.0%, and is secured by funded mortgages, which are pledged as collateral, and requires our mortgage subsidiary to maintain certain financial ratios and minimums. The Warehouse Line of Credit also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities. Our mortgage subsidiary was in compliance with all covenants and restrictions at March 31, 2008. At March 31, 2008, our mortgage subsidiary had $3.3 million in borrowings under its Warehouse Line of Credit.
     On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting and closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008. Effective April 1, 2008, we will account for the venture as an equity-method investment.
10. Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), as interpreted by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under SFAS 109, income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized based on the anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     We are subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. We have effectively closed all U.S. federal income tax matters for years through 2004. The Internal Revenue Service has informed us that it will be examining our consolidated tax return for fiscal years 2005 through 2007 under the normal procedures applicable to taxpayers with refunds in excess of $2.0 million, which are subject to Joint Committee on Taxation reviews. Management believes that the tax liabilities recorded are adequate and the tax refunds received properly reflect the amounts due to us from the applicable taxing authorities. However, a significant assessment against us (if in excess of the tax benefits from the available $176.3 million net operating loss carrybacks) could have a material adverse effect on our financial position, results of operations or of cash flows.

     It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense.
     SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. We assess our deferred tax assets quarterly to determine if valuation allowances are required. Pursuant to SFAS 109, we were unable to record an income tax benefit for the three months ended March 31, 2008, as all recognizable tax benefits under current tax law were recorded in prior years. Our valuation allowance increased by $99.9 million for the three months ended March 31, 2008 to $605.5 million at March 31, 2008.
     Our results of operations may be impacted in the future by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. Our results of operations might be favorably impacted in the future by reversals of valuation allowances if we are able to demonstrate sufficient positive evidence that our deferred tax assets will be realized. However, there could be restrictions on the amount of the carryforwards that can be utilized if certain changes in our ownership should occur which would likely significantly limit potential future benefit, even if we could demonstrate sufficient positive evidence that our deferred taxes could otherwise be realized.
     In April 2008, we received a $207.3 million refund of previously paid income taxes for 2005 and 2006 through the carryback of our taxable loss from 2007.
     During the three months ended March 31, 2008, there were no significant changes to the amount of unrecognized tax benefits under FIN 48 from those reported in our Form 10-K for the year ended December 31, 2007.
11. Commitments and Contingencies
     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our unaudited consolidated financial position or results of operations.
Warranty
     We provide homebuyers with a limited warranty of workmanship and materials from the date of sale for up to two years. We generally have recourse against our subcontractors for claims relating to workmanship and materials. In some cases, we also provide up to a ten-year homeowner’s warranty which covers major structural and design defects related to homes sold by us during the policy period, subject to a significant self-insured retention per occurrence. Estimated warranty costs are recorded at the time of sale based on historical experience and current trends. Warranty costs are included in accounts payable and other liabilities in the accompanying unaudited consolidated statements of financial condition.
     During the three months ended March 31, 2008 and 2007, the activity in our warranty cost accrual consisted of the following (in millions):

	Three Months Ended
	March 31,
	2008	2007
Accrued warranty costs at January 1	$5.0	$7.4
Liability recorded for warranties issued during the period	1.4	2.6
Warranty work performed	(3.3)	(2.1)
Adjustments	1.5	(1.3)

Accrued warranty costs at March 31	$4.6	$6.6

Letters of Credit and Performance Bonds
     We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and deposits on homesite purchase contracts. Under these arrangements, we had total outstanding letters of credit of $64.7 million as of March 31, 2008. As a result of abandoning our rights under option contracts, as of March 31, 2008, we accrued $29.5 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts. From April 1, 2008 through September 30, 2008, an additional $21.4 million of letters of credit have been drawn related to the abandonment of option contracts which have increased our borrowings outstanding under our Revolving Loan Facility. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount.

     At March 31, 2008, we have total outstanding performance/surety bonds of $186.2 million and have estimated our exposure on our outstanding surety bonds to be $83.2 million based on development remaining to be completed. At March 31, 2008, we recorded an accrual totaling $42.5 million for surety bonds where we consider it probable that we will be required to reimburse the surety for amounts drawn related to defaulted agreements which is included as a liability subject to compromise in the accompanying unaudited consolidated statement of financial condition.
     We currently have no ability to obtain new security bonds or letters of credit. In some cases, we may elect to post cash deposits with government entities or escrow agents.
Exposure on Abandoned Homesite Option Contracts
     See Note 3.
Chapter 11 Cases
     On January 29, 2008, TOUSA, Inc. and certain of our subsidiaries (excluding our financial services subsidiaries and joint ventures) filed voluntary petitions relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida, Fort Lauderdale Division. The Chapter 11 cases have been consolidated solely for procedural purposes and are pending as Case No. 08-10928-JKO. See Note 1 for additional discussion.
Class Action Lawsuit
     TOUSA, Inc. is a defendant in a class action lawsuit pending in the United States District Court for the Southern District of Florida. The name and case number of the class action suit is Durgin, et al., v. TOUSA, Inc., et al., No. 06-61844-CIV.
     Beginning in December 2006, various stockholder plaintiffs brought lawsuits seeking class action status in the United States District Court for the Southern District of Florida. The actions were consolidated, and on September 7, 2007, the Court appointed Diamondback Capital Management, L.C. (“Diamondback”) as the lead plaintiff and approved Diamondback’s selection of counsel. The lead plaintiff filed a consolidated complaint on November 2, 2007. The consolidated complaint set forth a proposed class period of August 1, 2005 to March 19, 2007 and alleged that TOUSA’s public filings and other public statements were false and misleading in describing the financing for the Transeastern Joint Venture as non-recourse to TOUSA, and in describing the Transeastern Joint Venture’s financial condition during the class period. Plaintiffs also alleged in the consolidated complaint that certain public filings and statements were misleading or suffered from material omissions in failing to fully disclose or describe the Completion and Carve-Out Guarantees that TOUSA executed in support of the Transeastern Joint Venture’s financing. The consolidated complaint included claims under Section 11 of the Securities Act for strict liability and negligence regarding the registration statements and prospectus associated with the September 2005 offering of 4 million shares of stock. Plaintiffs asserted related claims against certain of the defendants as controlling persons responsible for the statements in the registration statements and prospectus. Finally, plaintiffs alleged claims under Section 10(b) of the Exchange Act for fraud with respect to various public statements regarding the non-recourse nature of the Transeastern debt, regarding the Completion and Carve-Out Guarantees, and regarding the financial condition of the Transeastern Joint Venture. Plaintiffs sought by way of the consolidated complaint compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of TOUSA common stock and purchasers and sellers of options on TOUSA common stock.
     On January 30, 2008, TOUSA and various other defendants filed motions to dismiss plaintiffs’ Consolidated Complaint. On February 4, 2008, TOUSA filed a Notice of Suggestion of Bankruptcy notifying the court that TOUSA filed a bankruptcy petition. On February 5, 2008, the Court entered an order staying the action as to TOUSA pursuant to Section 362 of the United States Bankruptcy Code.
     On April 30, 2008, lead plaintiff Diamondback filed a motion to withdraw as lead plaintiff, which the court granted on May 22, 2008. On July 15, 2008, the court appointed the Bricklayers & Trowel Trades International Pension Fund (the “Bricklayers”) as the new lead plaintiff. On July 30, 2008, the Bricklayers filed a notice of an intent to file an amended complaint and accordingly, on July 31, 2008, the court denied as moot without prejudice the defendants’ previously filed motions to dismiss the consolidated complaint.
     On September 19, 2008, the Bricklayers filed a Consolidated Amended Class Action Complaint (the “amended complaint”). This amended complaint dropped many of the parties previously named as defendants in the consolidated complaint, including TOUSA, leaving only Antonio B. Mon, Tommy McAden, David J. Keller and Randy L. Kotler as defendants in the suit. The amended complaint also dropped the Section 11 and Section 15 claims, leaving the claims under Section 10(b) of the Exchange Act and Rule 10b-5, as well as the claims made under Section 20(a) of the Exchange Act.

The defendants’ motions to dismiss the amended complaint were due and were filed on November 21, 2008, and the plaintiffs’ opposition to those motions is due in January 2009. Defendants will then have an opportunity to file replies on February 27, 2009. A trial date has not yet been set.
Proceeding by Official Committee of Unsecured Creditors
     In re TOUSA, Inc., Docket No. 08-10928-JKO; Adv. Pro No. 08-1435-JKO. We and certain of our subsidiaries are non-parties in an adversary proceeding brought as part of our Chapter 11 proceedings. On July 14, 2008, the Official Committee of Unsecured Creditors of TOUSA, Inc. (the “Committee”) commenced an adversary proceeding (the “Committee Action”) as part of our and certain of our subsidiaries’ (collectively, the “Debtors”) chapter 11 proceedings in United States Bankruptcy Court for the Southern District of Florida. The Debtors were originally non-parties to the Committee Action, but have since been named as third-party defendants by two of the original defendants in the Committee Action.
     The Committee Action seeks to avoid certain allegedly fraudulent and preferential pre-petition transfers of up to $800 million the Debtors made in connection with the settlement of litigation related to the Transeastern Joint Venture (the “Transeastern Settlement”), and further seeks to avoid as a preferential transfer any security interest that may have been granted by any of the Debtors to certain lenders in a tax refund of $207.3 million that the Debtors received in 2008. The Committee’s original complaint (the “Complaint”) named over 60 defendants, including the lenders under the credit agreements funding the Transeastern Joint Venture (the “Transeastern Lenders”), as well as the original lenders (and their successors and assigns) and administrators under the credit agreements entered into as a result of the Transeastern Settlement (the “New Credit Agreements”). The Debtors are not defendants to the Committee Action.
     The Committee’s Complaint alleged that, in order to resolve certain prepetition litigation regarding the Transeastern Joint Venture, the parties to that litigation entered into a series of settlement agreements releasing all claims relating to the Transeastern acquisition. The Complaint alleges that, as part of these settlement agreements, certain of our entities agreed to pay over $420 million to the administrator of the Transeastern loans and to issue approximately $135 million in preferred stock, notes and warrants. The Complaint further alleged that to fund these payments, we and certain of our subsidiaries (the “Conveying Subsidiaries”) entered into the three New Credit Agreements. According to the Complaint, the loans issued under these New Credit Agreements were secured by liens on the property and assets of all of the Debtors, including the Conveying Subsidiaries. The Complaint alleged that the Conveying Subsidiaries were not defendants in the prepetition Transeastern litigation and were not obligated on the Transeastern debt that was released in connection with the Transeastern Settlement. Therefore, the Complaint alleged, the Conveying Subsidiaries did not receive reasonably equivalent value for the secured debt obligations that they incurred. The Complaint also alleged that the Conveying Subsidiaries were either insolvent at the time of the Transeastern Settlement or became insolvent as a result of it, and that the Conveying Subsidiaries were left with unreasonably small capital as a result of the New Credit Agreements. Based on these allegations, the Committee seeks to have the liens established under the New Credit Agreements voided and all amounts already repaid under the New Credit Agreements returned. The Committee also seeks to have the security interest the Debtors granted to the New Lenders on the Debtors’ tax refund voided and the New Lenders’ claims seeking allowance of the full amount of the New Loans disallowed in their entirety or reduced.
     On September 19, 2008, the Bankruptcy Court held a hearing on motions to dismiss that had been filed by Defendants Citicorp North America, Inc., and Wells Fargo Bank, N.A. Well Fargo’s motion to dismiss was denied. Citicorp’s motion to dismiss sought dismissal of claims relating to only one of the three New Credit Agreements, the Second Amended And Restated Revolving Credit Agreement (the “Revolver”). The Court granted Citicorp’s motion to dismiss, but granted the Committee leave to file an amended complaint.
     On October 17, 2008, the Committee filed an Amended Complaint. The Amended Complaint contained additional allegations regarding the Revolver, and added new defendants. Citicorp has moved to dismiss the claims in the Amended Complaint relating to the Revolver. In addition, the Transeastern Lenders have moved to dismiss all claims against them. Those motions to dismiss are currently scheduled to be heard on December 4, 2008.
     In addition, on August 13, 2008, Citicorp North America, Inc., in its capacity as the Administrative Agent for the First Lien Term Loan, answered the Complaint in the Committee Action, and filed a third-party complaint (the “Citigroup Third-Party Complaint”) against TOUSA, Inc. and each of the Debtor signatories, co-borrowers and co-guarantors under the First Lien Term Loan. The Citigroup Third-Party Complaint alleges that, to the extent the Committee establishes its allegations in the Committee Action, the defendants to the Citigroup Third-Party Complaint will have “materially breached the First Lien Term Loan” by “(a) not having assets whose fair value exceeded their debts and liabilities, subordinated, contingent or otherwise, (b) not having assets whose fair saleable value exceed their debts and other liabilities, subordinated, contingent or otherwise, (c) not being able to pay their debts and liabilities, subordinated, contingent, or otherwise, and/or (d) having unreasonably small capital with which to conduct their business.” On September 30, 2008 the Debtors filed their answer to the Citigroup Third-Party Complaint, generally denying Citigroup’s allegations and asserting affirmative defenses.

     On November 6, 2008, Wells Fargo Bank, N.A., in its capacity as the Second Lien Term Agent, filed its answer to the Committee’s Amended Complaint in the Committee Action, and filed a third-party complaint (the “Wells Fargo Third-Party Complaint”) against TOUSA, Inc. and each of the Debtor signatories, co-borrowers and co-guarantors under the Second Lien Term Loan (except for Engle/Gilligan, LLC, Engle Homes Delaware, Inc., Newmark Homes Business Trust, TOUSA Delaware, Inc., and TOUSA Funding, LLC). The Wells Fargo Third-Party Complaint alleges that, to the extent the Committee establishes its allegations in the Committee Action, the defendants to the Wells Fargo Third-Party Complaint will have “materially breached the Second Lien Term Loan” by “(a) not having assets whose fair value exceeded their debts and liabilities, subordinated, contingent or otherwise, (b) not having assets whose fair saleable value exceed their debts and other liabilities, subordinated, contingent or otherwise, (c) not being able to pay their debts and liabilities, subordinated, contingent, or otherwise, and/or (d) having unreasonably small capital with which to conduct their business.” The answer to the Wells Fargo Third-Party Complaint was filed.
     Discovery in the Committee Action, the Citicorp Third-Party Complaint, and the Wells Fargo Third-Party Complaint is currently ongoing. An amended case management order entered by the court on November 11, 2008 states that fact depositions will take place between December 1, 2008 and March 6, 2009. Current and former employees of the Debtors are likely to be deposed. Trial is currently scheduled for the weeks of July 13, 2009 and July 20, 2009.
Vista Lakes
     Plaintiffs, purchasers of homes in the Vista Lakes community near Orlando, filed a class action complaint alleging that their homes were built on the site of a former bombing range. The plaintiffs seek recovery under theories of fraud, breach of contract, strict liability, negligence, and civil conspiracy. Because the plaintiffs named debtor defendants Tousa, Inc., Tousa Homes, Inc., d/b/a Engle Homes Orlando and Tousa Homes, LP as defendants in this action, the action was removed to federal court. The plaintiffs then agreed to dismiss the debtor defendants and the parties entered into a stipulation for remand. The state court case has been re-opened and the parties still remaining as defendants in the second amended complaint include Universal Land Title, Inc. and Preferred Home Mortgage Company.
     Plaintiffs have granted an extension for Universal Land Title, Inc. and Preferred Home Mortgage Company to respond to the second amended complaint and pending discovery requests up to and including December 12, 2008. Plaintiffs are also seeking to consolidate this action for purposes of discovery with eight other class actions that relate to the Pinecastle Bombing Range.
     Based upon the early stage of the litigation we are unable to evaluate the likelihood of an unfavorable outcome or the range of liability in such event.
EMF Fund III, LLC, et al., v. Antonio P. Mon, et al., No. 0845087 (Fla. Cir. Ct.).
     On September 29, 2008, plaintiffs EMF Fund III, LLC, EMF Fund IV, LLC and EMF Fund V, LLC filed a lawsuit in the Circuit Court for Broward County, Florida against four of TOUSA’s current or former individual officers. The lawsuit, which does not name TOUSA as a defendant, alleges that the plaintiffs entered into an option agreement with TOUSA based on allegedly false oral and written representations attributed to the current or former individual officers. The lawsuit seeks damages, together with interest and costs in an unspecified amount. No further pleadings have been filed in this case.
Other Litigation
     We are also involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these other matters will have a material adverse effect on our financial condition or results of operations. As of the date of the Chapter 11 filing, then pending litigation was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on pre-petition claims against us.
Informal Inquiry/Unresolved Staff Comments
     In the Matter of TOUSA, Inc. SEC Inquiry, File No. FL-3310. In June of 2007, we were contacted by the Miami Regional Office of the SEC requesting the voluntary provision of documents, and other information from us, relating primarily to corporate and financial information and communications related to the Transeastern JV. The SEC has advised us that this inquiry should not be construed as an indication that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. We are cooperating with the inquiry.
     On September 8, 2008, we received a comment letter from the SEC concerning our December 31, 2007 Form 10-K. We responded to this comment letter on October 20, 2008. The comment letter requested clarification of certain disclosures and revisions to future filings. Such revisions, where applicable, have been incorporated in this Form 10-Q. On November 17, 2008, we received a letter from the SEC with regard to our response. We are in the process of addressing these comments regarding additional clarification of certain disclosures.

PHMC Settlement
     On July 10, 2008, PHMC entered into a settlement agreement with one of its primary purchasers of its mortgage loans. In connection with the settlement, we recorded a loss accrual of $2.9 million in 2007. The settlement agreement releases PHMC of all its known and unknown obligations under the Loan Purchase Agreement.
12. Stockholders’ (Deficit) Equity
Convertible PIK Preferred Stock
     The preferred stock ranks senior to all of our capital stock with respect to liquidation and dividends and has an initial aggregate liquidation preference of $117.5 million and accrues dividends semi-annually at 8% per annum as follows: (i) 1% payable in cash; (ii) the remaining 7% payable, at our option, in cash, additional preferred stock, or a combination thereof. The preferred stock is mandatorily redeemable on July 1, 2015 at $1.61 per share. The conversion price of the preferred stock will be adjusted for certain anti-dilution events including below market price or below the conversion price issuances by us of our common stock, subject to certain exceptions.
     At March 31, 2008 and December 31, 2007, the preferred stock redemption amount includes amounts representing dividends not currently declared or paid but which will be payable under the redemption features. The preferred stock is currently redeemable because redemption of the instrument, absent the existence of the share settled conversion option, is certain to occur at maturity. At March 31, 2008, the accreted redemption balance is $0.8 million.
     The preferred stock contains a contingent dividend feature, which provides for an increase in the dividend rate of 0.25% during the period in which the Company fails to register the underlying common stock. This increase in the dividend rate becomes effective after 270 days. The contingent dividend feature constitutes an obligation to make future payments or otherwise transfer consideration under a registration payment arrangement. In accordance with FSP EITF No. 00-19-2, Accounting for Registration Payment Arrangements, the contingent dividend feature should be separately recognized and measured in accordance with SFAS 5. At March 31, 2008, $0.3 million was accrued for our obligation under the registration payment arrangement. Although there is no limitation on the amount that could be paid under this arrangement, our estimate is based on our estimated date of exit from bankruptcy of March 2009 since this liability is expected to be extinguished as part of the Chapter 11 cases.
     In accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the intrinsic value of the beneficial conversion feature required measurement at the commitment date by comparing our stock price at date of closing to the conversion price, which is determinable at the end of the 20 trading days commencing 60 calendar days after closing. The value attributable to the beneficial conversion features has been recognized and measured by allocating a portion of the proceeds to additional paid-in-capital (since there are no retained earnings) and a discount to the preferred stock. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, $84.0 million, representing the maximum intrinsic value of the beneficial conversion feature, is amortized from additional-paid in capital to preferred stock from October 26, 2007 to July 1, 2015.
     Dividends and amortization of the discount of the preferred stock are recorded as charges to retained earnings or additional paid in capital, if there are no retained earnings, and reduce net income in the determination of income available to shareholders for the purposes of computing basic and diluted earnings per share. For the three months ended March 31, 2008, dividends on and accretion of preferred stock was $2.7 million, which was recorded as a charge to additional paid-in-capital.
     We will determine and, if required, measure a beneficial conversion feature based on the fair value of our stock price on the date dividends are declared on the convertible preferred shares, which will be recognized as a reduction to retained earnings (or additional paid in capital if there no retained earnings) and the convertible preferred shares newly issued if the fair value of the stock on the declaration date is below the contractual conversion price. The “discount” on the convertible preferred shares issued as PIK dividends will then be accreted through the contractual maturity of the instrument.
     The preferred stock is not a participating security, as defined in SFAS No. 128, Earnings per Share, and EITF No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 , and, therefore, does not require the two-class method of calculating EPS. The preferred stock provides for the adjustment to the conversion price for common stock dividends declared. The common shares underlying the convertible preferred stock have not been included in diluted EPS as its effect is anti-dilutive.
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
NYSE Delisting
     Effective November 19, 2007, NYSE Regulation, Inc. suspended our common stock and debt securities from trading on the NYSE. We appealed the suspension. Following our suspension from the NYSE, we began trading on the Pink Sheet Electronic Quotation Service. On February 15, 2008, the NYSE denied our appeal and affirmed the decision to suspend trading in our common stock and debt securities on the NYSE and commenced delisting procedures. On March 3, 2008, the NYSE filed Forms 25, Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, with the SEC of its intention to remove our common stock, 9% Senior Notes due July 1, 2010, 9% Senior Notes due July 1, 2010, 7 1 / 2 % Senior Subordinated Notes due March 15, 2011, 7 1 / 2 % Senior Subordinated Notes due January 15, 2015 and the 10 3 / 8 % Senior Subordinated Notes due July 1, 2012 at the opening of business May 13, 2008.
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
     During the three months ended March 31, 2008 and 2007, we recognized compensation expense related to stock options of $1.0 million and $0.9 million, respectively. At March 31, 2008 and December 31, 2007, outstanding stock options were 7.7 million and 7.8 million, respectively. During the three months ended March 31, 2008, 55,625 stock options were forfeited.
14. Operating and Reporting Segments
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
     Through our four homebuilding regions, we design, build and market detached single-family residences, town homes and condominiums in various metropolitan markets in nine states, located as follows:
Florida: Central Florida, Jacksonville, Southeast Florida, Southwest Florida, Tampa/St. Petersburg
Mid-Atlantic: Baltimore / Southern Pennsylvania, Nashville, Northern Virginia (on September 25, 2007, we sold in bulk, home sites in our
   Mid-Atlantic (excluding Nashville) and Virginia divisions)
Texas: Austin, Houston, San Antonio (on June 6, 2007, we sold substantially all of our Dallas/Fort Worth division)
West: Colorado, Las Vegas, Phoenix
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
     The operational results of each of our segments are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The following tables set forth the financial information relating to our operations, presented by segment (in millions).

	Three Months Ended March 31,
	2008	2007

Revenues:
Homebuilding:
Florida	$120.6	$257.3
Mid-Atlantic	16.7	52.2
Texas(1)	108.4	149.2
West	49.6	102.0

Total Homebuilding	295.3	560.7
Financial Services	5.8	12.0

Total revenues	$301.1	$572.7

(Income) loss from unconsolidated joint ventures:
Florida	$—	$(2.1)
Mid-Atlantic	—	1.9
Texas	(0.2)	—
West	(0.1)	(1.7)

	(0.3)	(1.9)
Impairments on unconsolidated joint ventures:
Florida	0.1	5.5
West	0.4	—

	0.5	5.5

Loss from unconsolidated joint ventures after impairments	$0.2	$3.6

Results of Operations:
Homebuilding:
Florida	$(104.1)	$23.8
Mid-Atlantic	(8.4)	(3.6)
Texas(1)	5.1	14.3
West	(75.9)	(29.6)

Total Homebuilding	(183.3)	4.9
Financial Services	(1.2)	2.7
Corporate and unallocated	(29.7)	(98.3)

Total loss from continuing operations before reorganization items and income taxes	$(214.2)	$(90.7)

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

	March 31,	December 31,
	2008	2007
Assets:
Homebuilding:
Florida	$493.7	$631.3
Mid-Atlantic	58.1	73.0
Texas(1)	208.2	220.0
West	325.2	381.3
Assets held for sale(1)	4.0	6.1
Financial Services	32.4	36.7
Corporate and unallocated	431.1	413.6

Total assets	$1,552.7	$1,762.0

Investments in Unconsolidated Joint Ventures:
Florida	$—	$—
Mid-Atlantic	0.1	0.1
Texas	9.3	8.6
West	—	0.3

Total Investments in Unconsolidated Joint Ventures	$9.4	$9.0

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.
15. Discontinued Operations
     On June 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an unrelated third-party for $56.5 million and realized a pre-tax loss on disposal of $13.6 million. Certain communities were not part of the sale. We are actively marketing these communities for sale.
     In accordance with SFAS 144, results of our Dallas/Fort Worth division have been classified as discontinued operations for all periods presented. Discontinued operations include Dallas/Fort Worth division revenues and net loss of $0.2 million and $2.6 million, respectively, for the three months ended March 31, 2008 and $27.5 million and $3.8 million, respectively, for the three months ended March 31, 2007. Included in the net loss of the Dallas/Fort Worth division for the three months ended March 31, 2008 and 2007 is $1.6 million and $2.9 million of inventory impairments and abandonment costs. Additionally, during the three months ended March 31, 2007, we determined that the pending sale of our Dallas/Fort Worth division at a price below the carrying value was an indicator of goodwill impairment. We performed an interim goodwill impairment test as of March 31, 2007 and, at that time, determined that the goodwill recorded in our Dallas/Fort Worth division was impaired; accordingly, we wrote off $3.1 million of goodwill which is included in loss from discontinued operations for the three months ended March 31, 2007.
     Assets held for sale, as shown on the unaudited consolidated statements of financial condition, consist primarily of $4.0 million and $6.1 million of inventory at March 31, 2008 and December 31, 2007, respectively.
16. Summarized Financial Information
     Our outstanding senior notes and senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of the Company’s material direct and indirect subsidiaries, other than our mortgage and title operations subsidiaries (the Non-guarantor Subsidiaries). Each of the Guarantor Subsidiaries is directly or indirectly 100% owned by the Company. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, consolidated condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors. Substantially all of our subsidiaries are included in the Chapter 11 cases, excluding our financial services subsidiaries and unconsolidated joint ventures.

Consolidated Statement of Financial Condition
March 31, 2008

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$161.4	$(3.6)	$—	$—	$157.8
Inventory	—	1,040.6	—	—	1,040.6
Property and equipment, net	2.3	19.3	—	—	21.6
Investments in unconsolidated joint ventures	—	9.4	—	—	9.4
Receivables from unconsolidated joint ventures, net	—	0.1	—	—	0.1
Investments in/advances to consolidated subsidiaries	783.6	(349.3)	(8.0)	(426.3)	—
Other assets	240.3	35.3	—	—	275.6
Goodwill	—	11.2	—	—	11.2
Assets held for sale	—	4.0	—	—	4.0

	1,187.6	767.0	(8.0)	(426.3)	1,520.3
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	15.3	—	15.3
Mortgage loans held for sale	—	—	11.7	—	11.7
Other assets	—	—	5.4	—	5.4

	—	—	32.4	—	32.4

Total assets	$1,187.6	$767.0	$24.4	$(426.3)	$1,552.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
HOMEBUILDING:
Accounts payable and other liabilities	$25.8	$103.6	$—	$—	$129.4
Customer deposits	—	27.5	—	—	27.5
Liabilities associated with assets held for sale	—	0.2	—	—	0.2

	25.8	131.3	—	—	157.1
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	6.2	(0.2)	6.0
Bank borrowings	—	—	3.3	—	3.3

	—	—	9.5	(0.2)	9.3

Total liabilities not subject to compromise	25.8	131.3	9.5	(0.2)	166.4
Liabilities subject to compromise	1,921.6	224.5	—	—	2,146.1
Total stockholders’ equity (deficit)	(759.8)	411.2	14.9	(426.1)	(759.8)

Total liabilities and stockholders’ equity (deficit)	$1,187.6	$767.0	$24.4	$(426.3)	$1,552.7

Consolidated Statement of Financial Condition
December 31, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$81.3	$(9.0)	$—	$—	$72.3
Inventory	—	1,271.8	—	—	1,271.8
Property and equipment, net	3.3	21.3	—	—	24.6
Investments in unconsolidated joint ventures	—	9.0	—	—	9.0
Receivables from unconsolidated joint ventures, net	—	0.3	—	—	0.3
Investments in/advances to consolidated subsidiaries	989.7	(372.5)	(5.5)	(611.7)	—
Other assets	287.7	42.3	—	—	330.0
Goodwill	—	11.2	—	—	11.2
Assets held for sale	—	6.1	—	—	6.1

	1,362.0	980.5	(5.5)	(611.7)	1,725.3
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	14.9	—	14.9
Mortgage loans held for sale	—	—	15.0	—	15.0
Other assets	—	—	6.8	—	6.8

	—	—	36.7	—	36.7

Total assets	$1,362.0	$980.5	$31.2	$(611.7)	$1,762.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
HOMEBUILDING:
Accounts payable and other liabilities	$83.7	$318.1	$—	$—	$401.8
Customer deposits	—	33.9	—	—	33.9
Obligations for inventory not owned	—	32.0	—	—	32.0
Notes payable	1,585.3	—	—	—	1,585.3
Bank borrowings	168.5	—	—	—	168.5
Liabilities associated with assets held for sale	—	0.9	—	—	0.9

	1,837.5	384.9	—	—	2,222.4
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	8.0	(0.7)	7.3
Bank borrowings	—	—	7.8	—	7.8

	—	—	15.8	(0.7)	15.1

Total liabilities not subject to compromise	1,837.5	384.9	15.8	(0.7)	2,237.5
Total stockholders’ equity (deficit)	(475.5)	595.6	15.4	(611.0)	(475.5)

Total liabilities and stockholders’ equity (deficit)	$1,362.0	$980.5	$31.2	$(611.7)	$1,762.0

Consolidated Statement of Operations
Three Months Ended March 31, 2008

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
HOMEBUILDING:
Revenues	$—	$295.3	$—	$—	$295.3
Cost of sales	—	435.2	—	—	435.2

Gross loss	—	(139.9)	—	—	(139.9)
Selling, general and administrative expenses	11.7	44.1	—	(1.6)	54.2
Income from unconsolidated joint ventures, net	—	(0.3)	—	—	(0.3)
Impairment of investments in and receivables from unconsolidated joint ventures	—	0.5	—	—	0.5
Interest expense	20.0	0.1	—	—	20.1
Other (income) expenses, net	185.1	(2.4)	—	(184.1)	(1.4)

Homebuilding pretax income (loss)	(216.8)	(181.9)	—	185.7	(213.0)
FINANCIAL SERVICES:
Revenues	—	—	7.4	(1.6)	5.8
Expenses	—	—	7.8	(0.8)	7.0

Financial Services pretax loss	—	—	(0.4)	(0.8)	(1.2)

Income (loss) from continuing operations before reorganization items and taxes	(216.8)	(181.9)	(0.4)	184.9	(214.2)
Reorganization items, net	68.5	—	—	—	68.5

Loss from continuing operations, net of taxes	(285.3)	(181.9)	(0.4)	184.9	(282.7)

Discontinued operations:
Loss from discontinued operations	—	(2.6)	—	—	(2.6)
Provision (benefit) for income taxes	—	—	—	—	—

Loss from discontinued operations, net of taxes	—	(2.6)	—	—	(2.6)

Net loss	(285.3)	(184.5)	(0.4)	184.9	(285.3)

Dividends and accretion of discount on preferred stock	2.7	—	—	—	2.7

Net loss available to common stockholders	$(288.0)	$(184.5)	$(0.4)	$184.9	$(288.0)

Consolidated Statement of Operations
Three Months Ended March 31, 2007

				Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
HOMEBUILDING:
Revenues	$—	$560.7	$—	$—	$560.7
Cost of sales	—	480.8	—	—	480.8

Gross profit	—	79.9	—	—	79.9
Selling, general and administrative expenses	21.7	72.4	—	(2.7)	91.4
Income from unconsolidated joint ventures, net	—	(1.9)	—	—	(1.9)
Impairment of investments	—	5.5	—	—	5.5
in and receivables from unconsolidated joint ventures
Provision for settlement of loss contingency	78.9	—	—	—	78.9
Interest expense	—	0.1	—	—	0.1
Other (income) expenses, net	(6.1)	8.3	—	(2.9)	(0.7)

Homebuilding pretax income (loss)	(94.5)	(4.5)	—	5.6	(93.4)
FINANCIAL SERVICES:
Revenues	—	—	14.7	(2.7)	12.0
Expenses	—	—	11.1	(1.8)	9.3

Financial Services pretax income (loss)	—	—	3.6	(0.9)	2.7

Income (loss) from continuing operations before reorganization items and taxes	(94.5)	(4.5)	3.6	4.7	(90.7)
Provision (benefit) for income taxes	(28.5)	(1.6)	1.6	—	(28.5)

Income (loss) from continuing operations, net of taxes	(66.0)	(2.9)	2.0	4.7	(62.2)

Discontinued operations:
Loss from discontinued operations	—	(5.9)	—	—	(5.9)
Benefit for income taxes	—	(2.1)	—	—	(2.1)

Loss from discontinued operations, net of taxes	—	(3.8)	—	—	(3.8)

Net income (loss)	(66.0)	(6.7)	2.0	4.7	(66.0)
Dividends and accretion of discount on preferred stock	—	—	—	—	—

Net income (loss) available to common stockholders	$(66.0)	$(6.7)	$2.0	$4.7	$(66.0)

Consolidated Statement of Cash Flows
Three Months Ended March 31, 2008

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Net cash provided by (used in) operating activities	$(182.1)	$28.6	$3.4	$185.4	$35.3
Cash flows from investing activities:
Net additions to property and equipment	0.5	(0.5)	—	—	—
Investments in unconsolidated joint ventures	—	(0.5)	—	—	(0.5)

Net cash provided by (used in) investing activities	0.5	(1.0)	—	—	(0.5)

Cash flows from financing activities:
Net borrowings from revolving credit facilities	31.5	—	—	—	31.5
Net repayments of Financial Services bank borrowings	—	—	(4.5)	—	(4.5)
Payments for deferred financing costs	(2.9)	—	—	—	(2.9)
Increase (decrease) in intercompany transactions	206.1	(23.2)	2.5	(185.4)	—

Net cash provided by (used in) financing activities	234.7	(23.2)	(2.0)	(185.4)	24.1

Net cash provided by continuing operations	53.1	4.4	1.4	—	58.9
Net cash used in discontinued operations	—	(1.2)	—	—	(1.2)

Increase in cash and cash equivalents	53.1	3.2	1.4	—	57.7
Cash and cash equivalents at beginning of period	79.1	(11.9)	9.3	—	76.5

Cash and cash equivalents at end of period	$132.2	$(8.7)	$10.7	$—	$134.2

Consolidated Statement of Cash Flows
Three Months Ended March 31, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Net cash provided by (used in) operating activities	$(47.7)	$(15.4)	$6.0	$4.7	$(52.4)
Cash flows from investing activities:
Net additions to property and equipment	(0.3)	(2.9)	(0.1)	—	(3.3)
Investments in unconsolidated joint ventures	—	(15.8)	—	—	(15.8)
Capital distributions from unconsolidated joint ventures	—	2.7	—	—	2.7

Net cash used in investing activities	(0.3)	(16.0)	(0.1)	—	(16.4)
Cash flows from financing activities:
Net borrowings from revolving credit facilities	50.0	—	—	—	50.0
Net repayments of Financial Services bank borrowings	—	—	(5.2)	—	(5.2)
Payments for deferred financing costs	(2.0)	—	—	—	(2.0)
Increase (decrease) in intercompany transactions	(40.7)	45.7	(0.3)	(4.7)	—

Net cash provided by (used in) financing activities	7.3	45.7	(5.5)	(4.7)	42.8

Net cash provided by (used in) continuing operations	(40.7)	14.3	0.4	—	(26.0)
Net cash provided by discontinued operations	—	0.5	—	—	0.5

Increase (decrease) in cash and cash equivalents	(40.7)	14.8	0.4	—	(25.5)
Cash and cash equivalents at beginning of period	50.6	(3.2)	6.8	—	54.2

Cash and cash equivalents at end of period	$9.9	$11.6	$7.2	$—	$28.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this report.
     As used in this Form 10-Q, “consolidated” information refers only to information relating to our continuing operations which are consolidated in our financial statements and exclude the results of our Dallas/Fort Worth division which we have classified as a discontinued operation; and “combined” information includes consolidated information and information relating to our unconsolidated joint ventures. Unless otherwise noted, the information contained herein is shown on a consolidated basis. Our unaudited consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to our Chapter 11 cases there is substantial doubt about our ability to continue as a going concern and there is uncertainty about the realization of assets and satisfaction of liabilities, without material adjustments and/or changes in ownership.
Explanatory Note
     In some instances we have attempted to provide information as of a date more current than March 31, 2008. The housing market has continued to deteriorate significantly since March 31, 2008 and we have not yet completed the analyses and processes required for the preparation of our quarterly reports on Form 10-Q for the periods ended June 30, 2008 and September 30, 2008. Therefore, the information contained herein does not include reserves or provisions for any period after the period ended March 31, 2008. As a result of the continued homebuilding and overall macroeconomic market deterioration and the impact of our Chapter 11 filing on our operations, it is likely that we will have material impairments, losses and provisions upon completion of the analyses and processes in connection with the preparation of our quarterly reports on Form 10-Q for the periods ended June 30, 2008 and September 30, 2008.
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
Southwest Florida
Tampa/St. Petersburg
     We conduct our Homebuilding operations through our consolidated subsidiaries and through various unconsolidated joint ventures that also build and market homes.
     Since 2006, the homebuilding industry has experienced a significant and sustained decrease in demand for new homes, an oversupply of new and existing homes available for sale and a more restrictive mortgage lending environment. Although we operate in a number of markets, approximately 53% of our operations are concentrated in Florida and the West, based on 2007 deliveries, which suffered particularly severe downturns in home buying activity. The weakness in the housing market has accelerated during 2008 as a result of increased foreclosures, fewer home sales, increased buyer difficulty in obtaining financing, lack of consumer confidence, inability to sell existing homes that would enable prospective buyers to purchase new homes, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives, price concessions, broker commissions and advertising to close home sales compared to the past several years. The deterioration in the homebuilding industry has been negatively impacted by significant disruptions in the broader financial markets and severe constraints in the credit markets. Further deterioration in the homebuilding industry is expected for the foreseeable future and may have a material adverse effect on our business, financial condition and results of operations.
     Reflecting these trends, we, like many other homebuilders, experienced severe liquidity challenges in the credit and mortgage markets, diminished consumer confidence, increased home inventories and foreclosures and downward pressure on home prices. Potential buyers have exhibited both a reduction in confidence as to the economy in general and a willingness to delay purchase decisions based on a perception that prices will continue to decline. Prospective homebuyers continue to be concerned about interest rates and the inability to sell their current homes or to obtain appraisals at sufficient amounts to secure mortgage financing as a result of the recent disruption in the mortgage markets and the tightening of credit standards. Our Chapter 11 filings were a further factor contributing to decreased performance.
     As a result of deteriorating market conditions and liquidity constraints, we did not exercise certain homesite option and land bank contracts and reviewed our inventories, goodwill, investments in joint ventures and other assets for possible impairment charges. As a result, we recognized charges in continuing operations totaling $172.8 million and $123.5 million for three months ended March 31, 2008 and 2007, respectively, related to inventory impairments, abandonment costs, joint venture impairments and the settlement of a loss contingency. Inventory impairment charges totaling $1.6 million and $6.0 million for the three months ended March 31, 2008 and 2007, respectively, were recognized in discontinued operations.
     For the three months ended March 31, 2008, we reported a loss from continuing operations, net of taxes, of $282.7 million compared to $62.2 million for the three months ended March 31, 2007. Home deliveries from continuing operations decreased 35%, Homebuilding revenues decreased 47%, and net sales orders from continuing operations decreased 43% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. During the three months ended March 31, 2008, our unconsolidated joint ventures had a decrease in deliveries and net sales orders of 100% as compared to the three months ended March 31, 2008 as the results of the Transeastern joint venture, previously included in our unconsolidated joint venture results, are consolidated into our Florida operations for the three months ended March 31, 2008. Additionally, we have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three months ended March 31, 2008 due to the settlement agreement reached with respect to the joint venture and the expectation that the joint venture will not provide a contribution to our future results. During the three months ended March 31, 2008, we also recognized $68.5 million of reorganization expenses related to our bankruptcy.
Recent Developments
Chapter 11 Cases
     On January 29, 2008, TOUSA, Inc. and certain of our subsidiaries (excluding our financial services subsidiaries and joint ventures) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, Fort Lauderdale Division. The Chapter 11 cases have been consolidated solely for procedural purposes and are pending as Case No. 08-10928-JKO.
     We continue to operate our businesses and manage our properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, we obtained Bankruptcy Court approval to, among other things, continue to pay certain critical vendors and vendors with lien rights, meet our pre-petition payroll obligations, maintain our cash management systems, sell homes free and clear of liens, pay our taxes, continue to provide employee benefits and maintain our insurance programs. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow us to restrict trading in our common stock (and related securities) and has also provided for potentially retroactive application of notice and sell-down procedures for trading in claims against the debtors’ estates (in the event that such procedures are approved in the future), which could negatively impact our accumulated net operating losses and other tax attributes. The Bankruptcy Court has also entered orders to establish procedures for the purchase and disposition of real property by us subject to certain monetary limits without specific approval for each transaction.
     On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into the Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the agreement. The agreement was subsequently terminated and we entered into an agreement with our prepetition secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). Pursuant to a Bankruptcy Court order dated June 20, 2008, we are authorized to use cash collateral of our first lien and second lien lenders (approximately $358.0 million at the time of the order) until December 17, 2008 in a manner consistent with a budget negotiated by the parties. The order further provides for the pay-down of $175.0 million of the $358.0 million to our first lien secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to pay-down an additional $15.0 million to our first lien secured lenders. As of September 30, 2008, we had paid approximately $97.3 million of the $175.0 million to the first lien secured lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.

     We were in compliance with the covenants included in the cash collateral order on each of September 30, October 31 and November 30, 2008. The cash collateral order expires by its terms on December 17, 2008. We and the first lien lenders have reached an agreement to extend the use of cash collateral until January 9, 2009 on terms substantially similar to those in the cash collateral order. The new cash collateral order, a proposal version of which was filed with the Bankruptcy Court on December 1, 2008, will be presented to the Bankruptcy Court on December 4, 2008. The order includes a provision permitting extensions, in 30-day increments (in the first lien lenders’ discretion) through March 30, 2009. If the new cash collateral order is not entered or if we fail to comply with the new order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
     The Bankruptcy Court established May 19, 2008 as the bar date for filing proofs of claim against the Debtors relating to obligations arising before January 29, 2008. As of November 18, 2008, approximately 4,330 claims have been filed against us totaling approximately $7.2 billion in asserted liabilities. These claims are comprised of approximately $4.8 million in administrative claims, $216.0 million in secured claims, $74.0 million in priority claims and $6.9 billion in unsecured claims. There are many claims (at least 700) that have been asserted in “unliquidated” amounts or that contain an unliquidated component. Notably, among the unliquidated claims are the claims of our secured first and second lien lenders. In addition, the indenture trustees under our approximately $1.1 billion of unsecured debentures each filed an unliquidated claim with respect to such obligations.
     On October 13, 2008, we filed with the Bankruptcy Court the (a) Joint Plan of TOUSA, Inc. and its Affiliated Debtors and Debtors in Possession under Chapter 11 of the Bankruptcy Code (as modified or revised, the “Plan”) and (b) Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code relating to the Plan (as modified or revised, the “Disclosure Statement”). On October 24, 2008 and November 12, 2008, the Debtors filed revised versions of the Plan and Disclosure Statement (including projected financial information) with the Bankruptcy Court. Copies of the Plan and Disclosure Statement, as filed with the Bankruptcy Court, are available at http://www.tousa.com/reorg. We have the exclusive right to solicit acceptance thereof until February 22, 2009. Pursuant to section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond April 23, 2009.
     As a result of our Chapter 11 cases and other matters described herein, including uncertainties related to the fact that our filed plan of reorganization has not been confirmed, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:
•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the restructuring process;

•	our ability to comply with the terms of our cash collateral order and seek and receive extensions of our ability to use cash collateral;

•	our ability to achieve profitability following a restructuring given housing market and general economic challenges; and

•	our ability to retain key employees.
     These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, such efforts may not be successful.
     We have taken and will continue to take actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the homebuilding market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to major reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. In addition, we are working with our existing suppliers and seeking new suppliers, through competitive bid processes, to reduce construction material and labor costs. We have and will continue to analyze each community based on anticipated sales absorption rates, net cash flows and financial returns taking into consideration current market factors in the homebuilding industry such as the oversupply of homes available for sale in most of our markets, less demand, decreased consumer confidence, tighter mortgage loan underwriting criteria and higher foreclosures. In order to generate cash and to reduce our inventory to levels consistent with our business plan, we have taken and will continue to take the following actions, to the extent possible given the limitations resulting from our Chapter 11 cases:

•	limiting new arrangements to acquire land (by submitting proposals to increased review);

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of unsold homes under construction and limiting and/or curtailing development activities in any development where we do not expect to deliver homes in the near future or where development is necessary to retain entitlements or sell land;

•	renegotiating terms or abandoning our rights under option and land bank contracts;

•	considering other asset dispositions including the possible sale and/or wind down of underperforming assets, communities, divisions and joint venture interests and;

•	pursuing other initiatives designed to monetize our assets.
     The foregoing discussion provides general background information regarding our Chapter 11 cases, and is not intended to be an exhaustive description. Additional information regarding our Chapter 11 cases, including access to court documents and other general information about the Chapter 11 cases, is available at www.kccllc.net/tousa. Financial information on the website is prepared according to requirements of federal bankruptcy law and the Bankruptcy Court. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited and prepared in a format different than that used in our unaudited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States and filed under the securities laws. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for investment decisions relating to our stock or debt or for comparison with other financial information filed with the Securities and Exchange Commission.
Mortgage Joint Venture
     On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting and closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008. Effective April 1, 2008, we will account for the venture as an equity-method investment.
NYSE Delisting
     Effective November 19, 2007, NYSE Regulation, Inc. suspended our common stock and debt securities from trading on the NYSE. We appealed the suspension. Following our suspension from the NYSE, we began trading on the Pink Sheet Electronic Quotation Service. On February 15, 2008, the NYSE denied our appeal and affirmed the decision to suspend trading in our common stock and debt securities on the NYSE and commenced delisting procedures. On March 3, 2008, the NYSE filed Forms 25, Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, with the SEC of its intention to remove our common stock, 9% Senior Notes due July 1, 2010, 9% Senior Notes due July 1, 2010, 7 1 / 2 % Senior Subordinated Notes due March 15, 2011, 7 1 / 2 % Senior Subordinated Notes due January 15, 2015 and the 10 3 / 8 % Senior Subordinated Notes due July 1, 2012 at the opening of business May 13, 2008.
Sale of Dallas/Fort Worth Operations
     On June 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an unrelated third party for $56.5 million and realized a pre-tax loss on disposal of $13.6 million. Results of our Dallas/Fort Worth operations have been classified as a discontinued operation and prior periods have been restated, accordingly.
Informal Inquiry/Unresolved Staff Comments
     In the Matter of TOUSA, Inc. SEC Inquiry, File No. FL-3310. In June of 2007, we were contacted by the Miami Regional Office of the SEC requesting the voluntary provision of documents, and other information from us, relating primarily to corporate and financial information and communications related to the Transeastern JV. The SEC has advised us that this inquiry should not be construed as an indication that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security. We are cooperating with the inquiry.

     On September 8, 2008, we received a comment letter from the SEC concerning our December 31, 2007 Form 10-K. We responded to this comment letter on October 20, 2008. The comment letter requested clarification of certain disclosures and revisions to future filings. Such revisions, where applicable, have been incorporated in this Form 10-Q. On November 17, 2008, we received a letter from the SEC with regard to our response. We are in the process of addressing these comments regarding additional clarification of certain disclosures.
Total Controlled Homesites by our Homebuilding Operations (Including Joint Ventures)
     The following is a summary of our controlled homesites:

	March 31, 2008			December 31, 2007
			Total			Total
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Region:
Florida	8,200	300	8,500	8,600	600	9,200
Mid-Atlantic	400	1,100	1,500	400	800	1,200
Texas(1)	2,300	3,600	5,900	2,500	4,000	6,500
West	9,900	400	10,300	9,900	5,400	15,300

Continuing operations	20,800	5,400	26,200	21,400	10,800	32,200
Discontinued operations(1)	100	—	100	100	100	200

Total consolidated homesites	20,900	5,400	26,300	21,500	10,900	32,400
Unconsolidated joint ventures	—	—	—	2,500	1,100	3,600

Combined total	20,900	5,400	26,300	24,000	12,000	36,000

(1)	The Texas region excludes the Dallas/Fort Worth division, which is classified as a discontinued operation.
     The following is a summary breakdown of our owned homesites:

	Residences Completed		Homesites Finished		Raw Land Held for		Total Consolidated
	or Under Construction		or Under Construction		Future Development		Homesites
	3/31/08	12/31/07	3/31/08	12/31/07	3/31/08	12/31/07	3/31/08	12/31/07
Region:
Florida	1,100	1,400	6,600	6,600	500	600	8,200	8,600
Mid-Atlantic	100	100	200	300	100	—	400	400
Texas(1)	500	700	1,400	1,400	400	400	2,300	2,500
West	600	700	2,600	2,500	6,700	6,700	9,900	9,900

Continuing operations	2,300	2,900	10,800	10,800	7,700	7,700	20,800	21,400
Discontinued operations(1)	—	—	—	—	100	100	100	100

Total	2,300	2,900	10,800	10,800	7,800	7,800	20,900	21,500

(1)	The Texas region excludes the Dallas/Fort Worth division, which is classified as a discontinued operation.
     We use option contracts in addition to land joint ventures in order to acquire land whenever feasible. Option contracts allow us to control large homesite positions with reduced capital investment.
     From time to time, we transfer title to certain parcels of land to unrelated third parties or enter into agreements pursuant to which third parties purchase land which we have the contractual right to acquire. We then enter into options with the purchasers to acquire fully developed homesites. As we have continuing involvement in these properties, in accordance with SFAS 66, we have accounted for these transactions as financing arrangements. At March 31, 2008, $9.0 million (net of $2.1 million in impairments) of inventory not owned and $11.1 million of obligations for inventory not owned relate to sales where we have continuing involvement. At December 31, 2007, $9.8 million (net of $6.0 million in impairments) of inventory not owned and $15.8 million of obligations for inventory not owned relate to sales where we have continuing involvement.
     Controlled homesites represent homesites either owned or under option by our consolidated subsidiaries or by our unconsolidated joint ventures that build and market homes. We do not include as controlled homesites those homesites which are included in land development joint ventures where we do not intend to build homes. These joint ventures will acquire and develop land to be sold to us for use in our homebuilding operations or sold to others. As of March 31, 2008 and December 31, 2007, these joint ventures owned 3,000 homesites for each period. We did not have any options to acquire homesites from these joint ventures at March 31, 2008 and December 31, 2007. Any profits generated from the purchase of homesites from these joint ventures are deferred until the ultimate sale to an unrelated third party. See additional discussion regarding our joint ventures located in “Liquidity and Capital Resources” section.

     Due to worsening market conditions impacting the new home industry, we have applied increasingly conservative standards to our land retention and option exercise decisions. We have analyzed each of our communities to determine if they are aligned with our immediate and mid term goals which are focused on our ability to monetize assets within a relatively short period of time. As part of the analysis, we have reviewed our construction processes including our bid procedures, bid templates and engineering designs in an attempt to reduce costs from home construction. Preacquisition costs, development costs and the number of home starts and speculative homes have also been reduced in light of the new challenges facing the market.
     At March 31, 2008, the number of homesites controlled by our consolidated continuing operations has decreased by 6,000 or 19%, as compared to December 31, 2007. Due to our liquidity constraints, during the three months ended March 31, 2008, we did not exercise certain option contracts which resulted in a reduction of approximately 4,900 optioned homesites.
Homebuilding Operations
     For the three months ended March 31, 2008 total consolidated home deliveries from continuing operations decreased 35%, consolidated Homebuilding revenues decreased 47% and consolidated net sales orders from continuing operations decreased 43% as compared to the three months ended March 31, 2007. We had a net loss from continuing operations of $282.7 million for the three months ended March 31, 2008 as compared to a net loss from continuing operations of $62.2 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, our unconsolidated joint ventures had a decrease in net sales orders and deliveries of 100% as compared to the three months ended March 31, 2007 as the results of the Transeastern joint venture, previously included in our unconsolidated joint venture results, are consolidated into our Florida operations for the three months ended March 31, 2008. Additionally, we have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three months ended March 31, 2008 due to the settlement agreement reached with respect to the joint venture and the expectation that the joint venture will not provide a contribution to our future results. During the three months ended March 31, 2008, we also recognized $68.5 million of reorganization expenses related to our bankruptcy.
     Compared to March 31, 2007, consolidated sales value in backlog from continuing operations at March 31, 2008 decreased 52% to $667.7 million. Our sales orders cancellation rate was approximately 36% for the three months ended March 31, 2008 as compared to 28% for three months ended March 31, 2007. Cancellation rates continue to be affected by worsening market conditions.
     We build homes for inventory (speculative homes) and on a pre-sold basis. At March 31, 2008, we had 2,300 homes completed or under construction compared to 2,900 homes at December 31, 2007. Approximately 38% of these homes were unsold at March 31, 2008, a decrease from 42% at December 31, 2007. At March 31, 2008, we had 279 completed unsold homes in our inventory, down 48% from 532 homes at December 31, 2007. Approximately 61% of our completed, unsold homes at March 31, 2008 had been completed for more than 90 days. We are focusing our efforts on diligently managing the number and geographic allocation of our speculative homes, addressing our inventory levels and timing our construction starts, together with other actions, to strengthen our balance sheet.
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

     During the three months ended March 31, 2008, approximately 1% to 2% of the homebuyers, including those in our unconsolidated joint ventures, that utilized our mortgage subsidiary obtained sub-prime loans. We define a sub-prime loan as one where the buyer’s FICO score is below 620 and is not an FHA or VA loan. At March 31, 2008, none of our backlog that utilized our mortgage subsidiary included homebuyers seeking sub-prime financing. Since 2007, the mortgage markets have experienced a significant disruption, which commenced with increasing rates of default on “sub-prime” loans and declines in the market value of those loans. These events led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tighter credit underwriting standards, reduced mortgage loan liquidity and increased credit risk premiums, all of which affected the availability of nonconforming mortgage products. The tightening of credit standards in the sub-prime market had an impact on the Alt-A and prime loans and further negatively impacted current homebuilding market conditions.
     On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting and closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008. Effective April 1, 2008, we will account for the venture as an equity-method investment.
Critical Accounting Policies
     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates included in our 2007 Form 10-K except as follows.
Impairment of Long-Lived Assets
     Housing communities and land/homesites under development are stated at the lower of cost or net realizable value. Property and equipment is carried at cost less accumulated depreciation. We assess these assets for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
     We review inventories for impairment on a community by community basis. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Our evaluation for impairment is impacted by margins on homes that have been delivered, margins in sales contracts in backlog, projected margins with regard to future home sales over the life of the community, projected margins with regard to future land sales, and the fair value of the land itself. We pay particular attention to trends that indicate a downward market such as slow-moving inventories and lower sales prices.
     If the undiscounted cash flows are less than the carrying amount of inventory, then the impairment is measured based on estimated future cash flows, discounted at a market rate of interest. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Local economy and community factors that may affect our assumptions include current market economic and demographic conditions, competitors’ presence and activities in the local market, current market trends and forecasts, historical results, specific community features such as location, amenities, unique attributes and future potential alternatives for product offerings in response to market conditions. The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. We generally use discount rates ranging from 10% to 21% with an average of 18%, depending on the perceived risks associated with the community’s cash flow streams relative to its inventory. Our cash flow projection models begin to assume a minimal price appreciation in all of our markets in 2009 based on third-party market studies based on third-party market studies.

     We believe that the accounting for impairment of long-lived assets is a critical accounting policy because of the assumptions inherent in the evaluations and the impact of recognizing impairments would be material to our unaudited consolidated financial statements. Evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors involving some amount of uncertainty since they are based on current market conditions and current assumptions of future markets made by management. These assumptions include: the expected sales prices and sales incentives to be offered; the timing of sales within a community; the expected cancellation rates based on local housing market conditions and competition; the number and type of homes available and pricing and incentives being offered in other communities by us or by other builders in the surrounding areas; total costs expended to date and expected to be incurred in the future, including, sales and marketing costs; alternative products that may be offered that could have an impact on sales pace, sales price and/or building costs; and, alternative uses for the property such as the possibility of a sale of lots to a third party versus the sale of individual homes. Many of these assumptions are interdependent and changing one assumption generally requires a corresponding change to one or more of the other assumptions. For example, increasing or decreasing the sales absorption rate has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and promotional and advertising campaign costs). Depending on what objective we are trying to accomplish with a community, it could have a significant impact on the community cash flow analysis. For example, if our business objective is to drive delivery levels, our project cash flow analysis will be different than if the business objective is to preserve operating margins. These objectives may vary significantly from community to community, from division to division, and over time with respect to the same community. Continuing uncertainties in economic and market conditions and assumptions and estimates required of our management in valuing inventory during changing market conditions, could result in actual future results differing materially from management’s assumptions and may require material inventory impairment charges to be recorded in the future. For example, further market deterioration may lead to additional sales incentives and decreases in sales prices and/or volumes resulting in additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired but for which indicators of impairment may arise if further market deterioration occurs.
     During the three months ended March 31, 2008 and 2007, we recorded impairment losses and abandonment costs of $101.7 million and $8.0 million, respectively, on active communities, which are included in cost of sales — inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations. Included in the impairment charges on active communities for the three months ended March 31, 2008 is $6.0 million of inventory impairments recognized on properties accounted for as financing arrangements under SFAS 66 for which we do not have title to the underlying asset.
Financial Reporting Under SOP 90-7
     In accordance with GAAP, we have applied the provisions of American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), in preparing the unaudited consolidated financial statements. SOP 90-7 requires that financial statements, for periods subsequent to our Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of our business. Accordingly, certain items of income, expense, gain or loss realized or incurred because we are in Chapter 11 are recorded in reorganization items, net on the accompanying unaudited consolidated statements of operations. Also, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in liabilities subject to compromise on the unaudited consolidated statement of financial condition at March 31, 2008. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
     We believe that financial reporting under SOP 90-7 is a critical accounting policy because it has a significant impact on our business processes and internal control over financial reporting related to the proper separation and payment of pre-petition and post-petition obligations and the preparation of unaudited consolidated financial statements and related disclosures reflecting the accounting required for the restructuring activities and reorganization expenses resulting from our Chapter 11 proceedings. Application of SOP 90-7 involves estimates for amounts expected to be allowed claims, among other things.
Results of Operations — Consolidated
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Total revenues decreased 47% to $301.1 million for the three months ended March 31, 2008, from $572.7 million for the three months ended March 31, 2007. This decrease is primarily attributable to a decrease in Homebuilding revenues of 47%.
     For the three months ended March 31, 2008, we reported a loss from continuing operations before reorganization items and the benefit for income taxes of $214.2 million as compared to a loss from continuing operations before benefit for income taxes of $90.7 million for the three months ended March 31, 2007. Results from continuing operations for the three months ended March 31, 2008 and 2007 include charges totaling $172.8 million and $123.5 million, respectively, related to inventory impairments, abandonment costs, joint venture impairments and the provision for settlement of loss contingency.

Inventory impairment charges totaling $1.6 million and $6.0 million for the three months ended March 31, 2008 and 2007, respectively, were recognized in discontinued operations. During the three months ended March 31, 2008, we also recognized $68.5 million of reorganization expenses related to our bankruptcy.
     Our effective tax rate from continuing operations was 0.0% and 31.4% for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate for the three months ended March 31, 2008 was primarily impacted by a valuation allowance on our deferred tax asset.
     For the three months ended March 31, 2008, we reported a loss from continuing operations, net of taxes, of $282.7 million (or a loss of $4.79 per basic and diluted share) compared to a loss from continuing operations, net of taxes, of $62.2 million (or a loss of $1.05 per basic and diluted share) for the three months ended March 31, 2007.
Homebuilding
     Homebuilding revenues decreased 47% to $295.3 million for the three months ended March 31, 2008, from $560.7 million for the three months ended March 31, 2007. This decrease is primarily due to a decrease in revenue from home sales to $290.9 million for the three months ended March 31, 2008 from $557.4 million for the three months ended March 31, 2007. The decrease in revenue from home sales, which is net of buyer incentives, was due to a 35% decrease in the number of deliveries from continuing operations to 1,119 for the three months ended March 31, 2008 from 1,718 for the three months ended March 31, 2007. The average price of homes delivered from continuing operations decreased 20% to $260,000 for the three months ended March 31, 2008, from $324,000 for the three months ended March 31, 2007. Our home sales revenues have continued to decrease through the fourth quarter of 2008 as the number of home deliveries declined as a result of severe market conditions in the new and existing home industry combined with diminished consumer confidence, the oversupply of new and existing homes available for sale, increased foreclosures and downward pressure on home prices. These factors were exacerbated by our Chapter 11 filings.
     For the three months ended March 31, 2008, we had a homebuilding gross loss of $139.9 million as compared to a gross profit of $79.9 million for the three months ended March 31, 2007. This decrease is primarily due to an increase in inventory impairments and abandonment costs during the three months ended March 31, 2008 in addition to the decrease in the number of deliveries coupled with higher incentives on homes delivered in response to challenging homebuilding market conditions. Inventory impairments and abandonment costs were $172.3 million for the three months ended March 31, 2008 compared to $39.1 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, our incentives from continuing operations increased to $62,100 per home delivered from $38,100 per home delivered for the three months ended March 31, 2007.
     SG&A expenses decreased to $54.2 million for the three months ended March 31, 2008, from $91.4 million for the three months ended March 31, 2007. This decrease in expenses is due to a decrease of $18.6 million in selling and marketing expenses primarily due to a $12.6 million decrease in commissions resulting from a decrease in both deliveries and average selling prices; a decrease of $7.5 million in professional fees related to the Transeastern JV settlement in 2007; and a reduction in overhead and related expenses due to reduced levels of business during the three months ended March 31, 2008.
     SG&A expenses as a percentage of revenues from home sales for the three months ended March 31, 2008 increased to 18%, as compared to 16% for the three months ended March 31, 2007. The increase in SG&A expenses as a percentage of home sales revenues is due to the decrease in deliveries and average selling prices.
     For the three months ended March 31, 2008, we had a loss from unconsolidated joint ventures of $0.2 million compared to a loss from unconsolidated joint ventures of $3.6 million for the three months ended March 31, 2007. The increase in our earnings from unconsolidated joint ventures is primarily due to the reduction in impairment losses from unconsolidated joint ventures to $0.5 million for the three months ended March 31, 2007 compared to $5.5 million for the three months ended March 31, 2007.
Net Sales Orders and Homes in Backlog (Consolidated)
     For the three months ended March 31, 2008, net sales orders from continuing operations decreased by 43% to 987 as compared to 1,730 for the three months ended March 31, 2007. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates. These factors have continued to negatively impact our net sales orders through the fourth quarter of 2008.
     Our cancellation rate increased to 36% for the three months ended March 31, 2008 from 28% for the three months ended March 31, 2007. All of our regions experienced increases in cancellation rates for the three months ended March 31, 2008 when compared with the same period in 2007. Our Florida and Mid-Atlantic regions had the largest increases in cancellation rate to 43% and 29%, respectively, for the three months ended March 31, 2008 as compared to 30% and 17%, respectively, for the three months ended March 31, 2007.

     We had 2,247 homes in backlog from continuing operations as of March 31, 2008, as compared to 3,881 homes in backlog as of March 31, 2007. The 42% decrease in backlog units is primarily due to a decline in sales orders and an increase in cancellation rates as a result of decreased demand. The sales value of backlog from continuing operations decreased 52% to $667.7 million at March 31, 2008, from $1.4 billion at March 31, 2007, due to the decrease in the number of homes in backlog in addition to a decrease in the average selling price of homes in backlog to $297,000 from $356,000 from period to period. The decrease in the average selling price of homes in backlog was primarily due to increased incentives and a change in product mix. At September 30, 2008, our consolidated continuing operations had 1,258 homes in backlog representing $364.4 million in revenue.
Net Sales Orders and Homes in Backlog (Unconsolidated Joint Ventures)
     For the three months ended March 31, 2008, net sales orders decreased by 100% as compared to the three months ended March 31, 2007. The decrease in net sales orders was due to the results for the Transeastern joint venture, previously included in our unconsolidated joint venture results, are consolidated into our Florida operations for the three months ended March 31, 2008. Additionally, we have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three months ended March 31, 2008 due to the settlement agreement reached with respect to the joint venture and the current expectation that the joint venture will not provide a contribution to our future results.
     We had no homes in backlog as of March 31, 2008, as compared to 884 homes in backlog as of March 31, 2008. The 100% decrease in backlog due to the factors described above regarding the Transeastern and Engle/Sunbelt joint ventures.
Financial Services
     Financial Services revenues decreased to $5.8 million for the three months ended March 31, 2008, from $12.0 million for the three months ended March 31, 2007. This 52% decrease is due primarily to a decrease in the number of closings at our mortgage and title operations. For the three months ended March 31, 2008, our mix of mortgage originations was 2% adjustable rate mortgages (of which approximately 44% were interest only) and 98% fixed rate mortgages, which is a shift from 11% adjustable rate mortgages (of which approximately 96% were interest only) and 89% fixed rate mortgages in the comparable period of the prior year. The average FICO score of our homebuyers during the three months ended March 31, 2008 was 723 and the average loan-to-value ratio on first mortgages was 81%. For the three months ended March 31, 2008 and 2007, approximately 18% and 12%, respectively, of our homebuyers paid in cash. Our combined mortgage operations capture ratio for non-cash homebuyers increased to 71% for the three months ended March 31, 2008 from 67% for the three months ended March 31, 2007. The number of closings at our mortgage operations decreased to 700 for the three months ended March 31, 2008, from 1,427 for the three months ended March 31, 2007. Our combined title operations capture ratio was 97% for the three months ended March 31, 2008 and 2007. The number of closings at our title operations decreased to 2,268 for the three months ended March 31, 2008, from 4,114 for the same period in 2007 as a result of deteriorating market conditions. Non-affiliated customers accounted for approximately 49% of our title company revenues for the three months ended March 31, 2008.
     Financial Services expenses decreased to $7.0 million for the three months ended March 31, 2008, from $9.3 million for the three months ended March 31, 2007. This 24% decrease is a result of reduced staff levels and related overhead expenses in 2008 versus 2007 in response to reduced levels of business.
Discontinued Operations
     On June 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an independent third-party. In accordance with SFAS 144, results of our Dallas/Fort Worth division have been classified as a discontinued operation, and prior periods have been restated. Discontinued operations include Dallas/Fort Worth division revenues and a net loss of $0.2 million and $2.6 million, respectively, for the three months ended March 31, 2008 and $27.5 million and $3.8 million, respectively, for the three months ended March 31, 2007.
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
Texas: Austin, Houston, San Antonio
West: Colorado, Las Vegas, Phoenix
Selected Homebuilding Operations and Financial Data
     The following tables set forth selected operational and financial data for our Homebuilding operations for the periods indicated (dollars in millions, except average price in thousands):

	Three Months Ended March 31,
	2008	2007
Homebuilding revenues:
Florida:
Sales of homes	$118.9	$256.3
Sales of land	1.7	1.0

Total Florida	120.6	257.3
Mid-Atlantic:
Sales of homes	14.5	52.2
Sales of land	2.2	—

Total Mid-Atlantic	16.7	52.2
Texas (1):
Sales of homes (1)	107.9	146.9
Sales of land (1)	0.5	2.3

Total Texas (1)	108.4	149.2
West:
Sales of homes	49.6	102.0
Sales of land	—	—

Total West	49.6	102.0

Total homebuilding revenues	$295.3	$560.7

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

	Three Months Ended March 31,
	2008	2007
Results of Operations:
Homebuilding:
Florida	$(104.1)	$23.8
Mid-Atlantic	(8.4)	(3.6)
Texas (1)	5.1	14.3
West	(75.9)	(29.6)

Total Homebuilding	(183.3)	4.9
Financial Services	(1.2)	2.7
Corporate and unallocated	(29.7)	(98.3)

Total loss from continuing operations before reorganization items and taxes	$(214.2)	$(90.7)

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

	Three Months Ended
	March 31,
	2008	2007
Impairment charges on active communities:
Florida	$73.9	$5.1
Mid-Atlantic	6.6	2.1
Texas(1)	1.0	0.1
West	20.2	0.7

	101.7	8.0

Write-offs of deposits and abandonment costs:
Florida	22.1	0.7
Mid-Atlantic	0.2	0.4
Texas(1)	1.3	0.1
West	47.0	29.9

	70.6	31.1

Inventory impairments and abandonment costs	$172.3	$39.1

Remaining carrying value of inventory impaired at end of period	$652.0	$370.8

Number of projects impaired during the period	246	91

Total number of projects included in inventory and reviewed for impairment during the period	428	519

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

	Three Months Ended March 31,
	2008		2007
Deliveries:	Homes	$	Homes	$

Consolidated:
Florida (2)	467	$118.9	720	$256.3
Mid-Atlantic	46	14.5	152	52.2
Texas (1)	424	107.9	572	146.9
West	182	49.6	274	102.0

Continuing operations	1,119	290.9	1,718	557.4
Discontinued operations (1)	1	0.2	113	27.5

Total	1,120	291.1	1,831	584.9
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	3	0.9
Transeastern (2)	—	—	279	73.0
Mid-Atlantic	—	—	1	0.3
West (3)	—	—	318	101.2

Total unconsolidated joint ventures	—	—	601	175.4

Combined total	1,120	$291.1	2,432	$760.3

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three months ended March 31, 2008 have been included in our consolidated results. Results of operations for the three months ended March 31, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

(3)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three months ended March 31, 2008 due to the settlement agreement reached in 2008. See Note 5 of the notes to the unaudited consolidated financial statements.

	Three Months Ended March 31,
	2008		2007
Net Sales Orders(1):	Homes	$	Homes	$

Consolidated:
Florida (3)	333	$51.9	598	$217.3
Mid-Atlantic	87	25.9	221	81.6
Texas (2)	400	101.7	658	164.8
West	167	42.8	253	80.8

Continuing operations	987	222.3	1,730	544.5
Discontinued operations (2)	7	0.6	71	19.3

Total	994	222.9	1,801	563.8
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	4	0.9
Transeastern (3)	—	—	36	(7.3)
Mid-Atlantic	—	—	3	0.7
West (4)	—	—	243	63.9

Total unconsolidated joint ventures	—	—	286	58.2

Combined total	994	$222.9	2,087	$622.0

(1)	Net of cancellations.

(2)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(3)	The results of operations for Transeastern for the three months ended March 31, 2008 have been included in our consolidated results. Results of operations for the three months ended March 31, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

(4)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three months ended March 31, 2008 due to the settlement agreement reached in 2008. See Note 5 of the notes to the unaudited consolidated financial statements.

	Three Months Ended March 31,
	2008			2007
Sales Backlog:	Homes	$	Avg. Price	Homes	$	Avg. Price

Consolidated:
Florida (2)	1,196	$368.8	$308	2,106	$812.8	$386
Mid-Atlantic	121	39.5	$326	275	109.9	$400
Texas (1) (3)	525	148.5	$283	1,060	291.5	$275
West	405	110.9	$274	440	168.8	$384

Continuing operations	2,247	667.7	$297	3,881	1,383.0	$356
Discontinued operations (1)	9	1.2	$133	180	46.9	$261

Consolidated total	2,256	668.9	$296	4,061	1,429.9	$352
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	$—	47	14.2	$302
Transeastern (2)	—	—	$—	454	114.0	$251
Mid-Atlantic	—	—	$—	5	1.8	$351
West (4)	—	—	$—	378	118.5	$314

Total unconsolidated joint ventures	—	—	$—	884	248.5	$281

Combined total	2,256	$668.9	$296	4,945	$1,678.4	$339

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three months ended March 31, 2008 have been included in our consolidated results. Results of operations for the three months ended March 31, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

(3)	Contracts with a third-party that marketed homes in the United Kingdom included in backlog at March 31, 2008 were cancelled in June 2008. These contracts were for 511 homes representing $115.6 million of revenue.

(4)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three months ended March 31, 2008 due to the settlement agreement reached in 2008. See Note 5 of the notes to the unaudited consolidated financial statements.

	Three Months Ended March 31,
	2008	2007
Cancellation rates:
Consolidated:
Florida	43%	30%
Mid-Atlantic	29%	17%
Texas	28%	25%
West	40%	38%
Continuing Operations	36%	28%

	Three Months Ended March 31,
	2008		2007
		Sales		Sales
Average Price:	Deliveries	Orders	Deliveries	Orders
Consolidated:
Florida (2)	$255	$156	$356	$363
Mid-Atlantic	$315	$297	$344	$369
Texas (1)	$255	$254	$257	$250
West	$272	$256	$372	$319
Continuing operations	$260	$225	$324	$315
Discontinued operations (1)	$242	$98	$244	$272
Consolidated total	$260	$224	$319	$313
Unconsolidated joint ventures:
Florida (excluding Transeastern)	$—	$—	$291	$229
Transeastern (2)	$—	$—	$262	$(202)
Mid-Atlantic	$—	$—	$281	$244
West (3)	$—	$—	$318	$263
Total unconsolidated joint ventures	$—	$—	$292	$204
Combined total	$260	$224	$313	$298

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three months ended March 31, 2008 have been included in our consolidated results. Results of operations for the three months ended March 31, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

(3)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three months ended March 31, 2008 due to the settlement agreement reached in 2008. See Note 5 of the notes to the unaudited consolidated financial statements.
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
     Florida: Homebuilding revenues decreased 53% to $120.6 million for the three months ended March 31, 2008 from $257.3 million for the three months ended March 31, 2007. The decrease in Homebuilding revenues was primarily due to a decrease in revenues from home sales during the three months ended March 31, 2008 as a result of a 35% decrease in the number of home deliveries to 467 homes delivered for the three months ended March 31, 2008 from 720 homes delivered for the three months ended March 31, 2007, and a 28% decrease in the average selling price of homes to $255,000 for the three months ended March 31, 2008 from $356,000 for the three months ended March 31, 2007.

     During the three months ended March 31, 2008, we recognized $73.9 million in impairment charges compared to $5.1 million for the three months ended March 31, 2007. Gross margin on home sales, excluding impairments, was 6% for the three months ended March 31, 2008, compared to 23% for the three months ended March 31, 2007. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 93% to $100,600 per home for the three months ended March 31, 2008, from $52,200 for the three months ended March 31, 2007.
     For the three months ended March 31, 2008, we incurred a loss of $22.4 million from land sales, which included write-offs of deposits and abandonment costs of $22.1 million, as compared to a loss on land sales of $0.3 million during the three months ended March 31, 2007, which included $0.7 million of write-offs of deposits and abandonment costs.
     For the three months ended March 31, 2008, we incurred $0.1 million of impairment charges related to our unconsolidated joint ventures as compared to $4.0 million of impairment charges for the three months ended March 31, 2007.
     Mid-Atlantic: Homebuilding revenues decreased 68% to $16.7 million for the three months ended March 31, 2008 from $52.2 million for the three months ended March 31, 2007. The decrease in Homebuilding revenues was due to a 72% decrease in revenues from home sales to $14.5 million for the three months ended March 31, 2008 from $52.2 million for the three months ended March 31, 2007, partially offset by an increase in revenue from land sales to $2.2 million for the three months ended March 31, 2008. The decrease in revenue from home sales was due to a 70% decrease in the number of home deliveries to 46 homes delivered for the three months ended March 31, 2008 from 152 homes delivered for the three months ended March 31, 2007, and a 8% decrease in the average selling price of homes to $315,000 for the three months ended March 31, 2008 from $344,000 for the three months ended March 31, 2007.
     During the three months ended March 31, 2008, we recognized $6.6 million in impairment charges compared to $2.1 million for the three months ended March 31, 2007. Gross margin on home sales, excluding impairments, remained stable at 15% for the three months ended March 31, 2008 and 2007 due to a decrease in the cost of sales per unit delivered. The average sales incentive per home delivered increased 25% to $33,200 per home for the three months ended March 31, 2008, from $26,600 for the three months ended March 31, 2007.
     For the three months ended March 31, 2008, we incurred a loss of $0.1 million from land sales, which included write-offs of deposits and abandonment costs of $0.2 million, as compared to a loss on land sales of $0.4 million during the three months ended March 31, 2007, which included $0.4 million of write-offs of deposits and abandonment costs.
     There were no impairment charges related to our unconsolidated joint ventures during the three months ended March 31, 2008. For the three months ended March 31, 2007, we incurred $1.5 million of impairment charges related to our unconsolidated joint ventures.
     Texas: Homebuilding revenues decreased 27% to $108.4 million for the three months ended March 31, 2008 from $149.2 million for the three months ended March 31, 2007. The decrease in Homebuilding revenues was due to a 26% decrease in revenues from home sales to $107.9 million for the three months ended March 31, 2008 from $146.9 million for the three months ended March 31, 2007 and a decrease in revenue from land sales to $0.5 million for the three months ended March 31, 2008 from $2.3 million for the three months ended March 31, 2007. The decrease in revenue from home sales was primarily due to a 26% decrease in the number of home deliveries to 424 homes delivered for the three months ended March 31, 2008 from 572 homes delivered for the three months ended March 31, 2007 and a slight decrease in the average selling price of homes to $255,000 for the three months ended March 31, 2008 from $257,000 for the three months ended March 31, 2007. Our Texas region has been less affected by the challenging market conditions experienced in other regions. We believe that this is the result of the overall moderate growth rates and price appreciation experienced in Texas in prior periods and the relative health of the Texas economy as compared to other markets in which we sell.
     During the three months ended March 31, 2008, we recognized $1.0 million in impairment charges. There were no impairment charges for the three months ended March 31, 2007. Gross margin on home sales, excluding impairments, was 20% for the three months ended March 31, 2008, compared to 22% for the three months ended March 31, 2007. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 66% to $25,700 per home for the three months ended March 31, 2008, from $15,500 for the three months ended March 31, 2007.
     For the three months ended March 31, 2008, we incurred a loss of $1.4 million from land sales, which included write-offs of deposits and abandonment costs of $1.3 million, as compared to a gain on land sales of $0.6 million during the three months ended March 31, 2007, which included $0.1 million of write-offs of deposits and abandonment costs.

     West: Homebuilding revenues decreased 51% to $49.6 million for the three months ended March 31, 2008 from $102.0 million for the three months ended March 31, 2007 as a result of a decrease in home sales. The decrease in revenue from home sales was due to a 34% decrease in the number of home deliveries to 182 homes delivered for the three months ended March 31, 2008 from 274 homes delivered for the three months ended March 31, 2007, and a 27% decrease in the average selling price of homes to $272,000 for the three months ended March 31, 2008 from $372,000 for the three months ended March 31, 2007.
     During the three months ended March 31, 2008, we recognized $20.2 million in impairment charges compared to $0.7 million for the three months ended March 31, 2007. Gross margin on home sales, excluding impairments, was 4% for the three months ended March 31, 2008, compared to 15% for the three months ended March 31, 2007. This decrease in gross margin was primarily due to the decrease in average selling prices discussed above. The average sales incentive per home delivered remained stable at $55,000 per home for both periods.
     For the three months ended March 31, 2008, we incurred a loss of $47.0 million from land sales due to the write-offs of deposits and abandonment costs, as compared to a loss on land sales of $27.6 million during the three months ended March 31, 2007, which included $29.9 million of write-offs of deposits and abandonment costs.
     For the three months ended March 31, 2008, we incurred $0.4 million of impairment charges related to our unconsolidated joint ventures. There was no impairment charges related to our unconsolidated joint ventures during the three months ended March 31, 2007.
     Financial Services Operations
     The following table presents selected financial data related to our Financial Services reportable segment for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2008	2007
Revenues	$5.8	$12.0
Expenses	7.0	9.3

Financial Services pretax income (loss)	$(1.2)	$2.7

Seasonality
     The homebuilding industry tends to be seasonal, as generally there are more homes sold in the spring and summer months when the weather is milder. Because new home deliveries trail new home contracts by a number of months, we typically have the greatest percentage of home deliveries in the fall and winter, and slow sales in the spring and summer months could negatively affect our full year results. We operate primarily in the Southwest and Southeast, where weather conditions are more suitable to a year-round construction process than in other parts of the country. Our operations in Florida and Texas are at risk of repeated and potentially prolonged disruptions during the Atlantic hurricane season, which lasts from June 1 until November 30.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
  Sources and Uses of Cash
     Our Homebuilding operations’ primary uses of cash have been for land acquisitions, construction and development expenditures, joint venture investments and SG&A expenditures. Our sources of cash to finance these uses have been primarily cash generated from operations and cash from our financing activities.
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
     At March 31, 2008, our homebuilding operations had unrestricted cash and cash equivalents of $123.5 million as compared to $67.2 million at December 31, 2007.
     We are operating our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result, we are subject to the risks and uncertainties associated with our Chapter 11 cases which include, among other things:

•	the availability of and our ability to operate subject to the terms of the cash collateral order and related budget;

•	limitations on our ability to implement and execute our business plans and strategy;

•	our ability to obtain and maintain normal terms with existing and potential homebuyers, vendors and service providers and maintain contracts and leases that are critical to our operations;

•	our ability to obtain needed approval from the Bankruptcy Court for transactions outside of the ordinary course of business, which may limit our ability to respond on a timely basis to certain events or take advantage of certain opportunities;

•	limitations on our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases that we may seek from time to time or potentially adverse decisions by the Bankruptcy Court with respect to such motions, including as a result of the actions of our creditors and other third parties, who may oppose our requested relief or who may seek to require us to take actions that we oppose;

•	limitations on our ability to reject contracts or leases that are burdensome or uneconomical;

•	limitations on our ability to raise capital, including through sales of assets; and

•	our ability to attract, motivate and retain key and essential personnel is impacted by the Bankruptcy Code which limits our ability to implement a retention program or take other measures intended to motivate employees to remain with us.
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
     As a result of our Chapter 11 cases and the other matters described herein, including the uncertainties related to the fact that our filed plan of reorganization has not been confirmed, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:
•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the restructuring process;

•	our ability to comply with the terms of our cash collateral order and seek and receive extensions of our ability to use cash collateral;

•	our ability to achieve profitability following a restructuring given housing market and general economic challenges; and

•	our ability to retain key employees.
     These challenges are in addition to those operational and competitive challenges that we face in connection with our business.
     As a result of severe market conditions and our liquidity constraints, during the three months ended March 31, 2008, we abandoned our rights under certain option agreements which resulted in an approximately 4,900 unit decline in our optioned homesites. Abandonment decisions were made following in depth community by community analyses of all option contracts based on projected returns, amount and timing of incremental cash flow, and owned homesites. As a result of abandoning our rights under option contracts, as of March 31, 2008, we accrued $29.5 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts. From April 1, 2008 through September 30, 2008, an additional $21.4 million of letters of credit have been drawn related to the abandonment of option contracts which have increased our borrowings outstanding under our Revolving Loan Facility. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. We recorded a loss of $4.0 million in connection with the abandonment of option contracts for our obligations under the development agreements, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statement of operations. Through the fourth quarter of 2008, we have continued to reduce inventory in an attempt to further align our inventory levels to housing demand in those markets we serve, reduce our cost of sales relating to construction and labor costs for the homes we build and reduce our selling, general and administrative costs to levels consistent with fewer home deliveries to operate within our liquidity constraints. These or future actions may not be sufficient to allow us to continue our operations.
     Our unaudited consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have $1.8 billion in borrowings and have experienced significant operating losses. For the three months ended March 31, 2008, we incurred a loss from continuing operations, net of taxes, of $282.7 million and had stockholders’ deficit of $759.8 million. There is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and emerge successfully from our Chapter 11 cases will depend upon our development and consummation of a plan of reorganization. The accompanying unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
     For the three months ended March 31, 2008, cash provided by/(used in) operating activities was $35.3 million, as compared to $(52.4) million during the three months ended March 31, 2007. The improvement in the use of cash by our operating activities is primarily a result of a decrease in our inventory and accounts payable and other liabilities during the three months ended March 31, 2008.
     Cash used in investing activities was $0.5 million during the three months ended March 31, 2008, as compared to $16.4 million during the three months ended March 31, 2007. The decrease in cash used in investing activities is primarily due to reductions in the investments in our unconsolidated joint ventures to $0.5 million during the three months ended March 31, 2008 from $15.8 million for the prior year.
Refunds of Federal & State Income Taxes
     In April 2008, we received a $207.3 million refund of previously paid income taxes for 2005 and 2006 through the carryback of our taxable loss from 2007. In addition to this refund loss, through June 2008 we have received refunds of overpayments of federal and state income taxes reflected on our 2006 returns and a quick refund application for 2007 estimated tax payments totaling $33.4 million. We are subject to Joint Committee on Taxation reviews under the normal procedures applicable to taxpayers with refunds in excess of $2.0 million.
Financing Activities
     Our consolidated borrowings at March 31, 2008 were $1.9 billion (see Note 9 to the unaudited consolidated financial statements).
     The filing of the Chapter 11 cases triggered repayment obligations under a number of instruments and agreements relating to our direct and indirect financial obligations. As a result, all our borrowings became automatically and immediately due and payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 cases.
     On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into the Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the agreement. The agreement was subsequently terminated and we entered into an agreement with our secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). Under the Bankruptcy Court order dated June 20, 2008, we are authorized to use cash collateral of our first lien and second lien lenders (approximately $358.0 million at the time of the order) until December 17, 2008 in a manner consistent with a budget negotiated by the parties. The order further provides for the pay-down of $175.0 million of the $358.0 million to our revolving loan facility and first lien term loan facility secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to pay-down an additional $15.0 million to our revolving loan facility and first lien term loan facility secured lenders. As of September 30, 2008, we had paid $97.3 million of the $175.0 million to the lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.

     We were in compliance with the covenants included in the cash collateral order on each of September 30, October 31 and November 30, 2008. The cash collateral order expires by its terms on December 17, 2008. We and the first lien lenders have reached an agreement to extend the use of cash collateral until January 9, 2009 on terms substantially similar to those in the cash collateral order. The new cash collateral order, a proposal version of which was filed with the Bankruptcy Court on December 1, 2008, will be presented to the Bankruptcy Court on December 4, 2008. The order includes a provision permitting extensions, in 30-day increments (in the first lien lenders’ discretion) through March 30, 2009. If the new cash collateral order is not entered or if we fail to comply with the new order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
Revolving Loan Facility and First and Second Lien Term Loan Facilities
     To effect the TE Acquisition, on July 31, 2007, we entered into (1) the $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (2) the $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”). At March 31, 2008 and December 31, 2007, we had $243.0 million and $168.5 million, respectively, outstanding under our revolving loan facility (the “Revolving Loan Facility”). There is no additional capacity available under the Revolving Loan Facility other than for letters of credit presented to the bank. The Revolving Loan Facility expires on March 9, 2010. The First Lien Term Loan Facility expires on July 31, 2012 and the Second Lien Term Loan Facility expires on July 31, 2013. At March 31, 2008, the Revolving Loan Facility and the Facilities are classified as liabilities subject to compromise (see Note 2 to the unaudited consolidated financial statements).
     The interest rates on the Facilities and the Revolving Loan Facility are based on LIBOR plus a margin or an alternate base rate plus a margin, at our option. For the Revolving Loan Facility, the LIBOR rates are increased by between 2.50% and 5.25% depending on our leverage ratio (as defined in the Agreement) and credit ratings. Loans bearing interest at the base rate (the rate announced by Citibank as its base rate or 0.50% above the Federal Funds Rate) increase between 1.00% and 4.25% in accordance with the same criteria. Based on our current leverage ratio and credit ratings, our LIBOR loans bear interest at LIBOR plus 5.25% and our base rate loans bear interest at the Federal Funds Rate plus 4.25%. For the First Lien Term Loan Facility, the interest rate is LIBOR plus 5.00% or base rate plus 4.00%. For the Second Lien Term Loan Facility, the interest rate is LIBOR plus 7.25% or base rate plus 6.25%. The Second Lien Term Loan Facility allows us to pay interest, at our option, (i) in cash, (ii) entirely by increasing the principal amount of the Second Lien Term Loan Facility, or (iii) a combination thereof. The Facilities and the New Revolving Loan Facility are guaranteed by substantially all of our domestic subsidiaries. The obligations are secured by substantially all of our assets, including those of our subsidiaries other than our mortgage and title subsidiaries.
Senior Notes and Senior Subordinated Notes
     In connection with the issuance of the $250.0 million 8 1/4% senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes. The registration statement was not declared effective within the required 180 days of issuance and, in 2008 has been withdrawn. As a result, on October 9, 2006, in accordance with their terms, the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and increases by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. In accordance with SOP 90-7, as of January 29, 2008, the petition date, we ceased accruing special interest and reversed $2.3 million of the interest expense that have been previously accrued as these are unsecured claims and are not entitled to interest upon filing petitions for relief under Chapter 11. For the three months ended March 31, 2008 and 2007, we incurred $0.2 million and $0.3 million, respectively, of additional interest expense as a result of such default.
     Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-Guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt. The indentures governing the senior notes and senior subordinated notes generally require us to maintain a minimum consolidated net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or declare dividends or other restricted payments, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts and merge or consolidate with other entities. Interest on our outstanding senior notes and senior subordinated notes is payable semi-annually. In accordance with SOP 90-7, as of January 29, 2008, the petition date, we ceased accruing interest on the senior notes and the senior subordinated notes as these are unsecured claims and are not entitled to interest upon filing petitions for relief under Chapter 11. At March 31, 2008, the senior notes and senior subordinated notes are classified as liabilities subject to compromise (see Note 2 to the unaudited consolidated financial statements).

Senior Subordinated PIK Notes
     As part of the transactions to settle the disputes regarding the Transeastern JV, on July 31, 2007, the senior mezzanine lenders to the Transeastern JV received $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015.
     Interest on the PIK Notes is payable semi-annually. The Notes are unsecured senior subordinated obligations of ours, and are guaranteed on an unsecured senior subordinated basis by each of our existing and future subsidiaries that guarantee our 7.5% Senior Subordinated Notes due 2015 (the “Existing Notes”). We are required to pay 1% of the interest in cash and the remaining 13.75%, at our option, (i) in cash, (ii) entirely by increasing the principal amount of the Notes or issuing new notes, or (iii) a combination thereof. The PIK Notes mature on July 1, 2015. The indenture governing the Notes contains the same covenants as contained in the indenture governing the Existing Notes and is subject, in most cases, to any change to such covenants made to the indenture governing the Existing Notes. The Notes are redeemable by us at redemption prices greater than their principal amount. The PIK Notes contain an optional redemption feature that allows us to redeem up to a maximum of 35% of the aggregate principal amount of the PIK Notes using the proceeds of subsequent sales of its equity interest at 114.75% of the aggregate principal amount of the PIK Notes then outstanding, plus accrued and unpaid interest. Additionally, after July 1, 2012, subject to certain terms of our other debt agreements, we may redeem the PIK Notes at a premium to the principal amount as follows: 2012 — 107.375%; 2013 — 103.688%; 2014 and thereafter — 100.000%. The call options exercisable at anytime after July 1, 2012 at a premium do not require bifurcation under SFAS 133 because they are only exercisable by us and they are not contingently exercisable. The redemption option is conditionally exercisable based on the proceeds raised from an equity offering at 114.75% of up to 35% of the aggregate outstanding PIK Notes principal and represents an embedded call option that must be bifurcated from the PIK Notes; however, the fair value of this call option is not material and has not been bifurcated from the host instrument.
     The PIK Notes provide for registration rights for the holders whereby the interest rate increases by 0.25% per annum for the first 90 days of a registration default, as defined, which amount increases by an additional 0.25% every 90 days a registration default is continuing, not to exceed 1.0% in the aggregate, from and including the date of the registration default to and excluding the date on which the registration default is cured. Registration default payments may be paid, at our option, in cash, additional Notes, or a combination thereof. For the three months ended March 31, 2008, we have not incurred additional interest expense as a result of such default.
     At March 31, 2008, the PIK Notes are classified as liabilities subject to compromise (see Note 2 to the unaudited consolidated financial statements).
Financial Services Borrowings
     Our mortgage subsidiary has two warehouse lines of credit in place to fund the origination of residential mortgage loans. The revolving warehouse line of credit (the “Warehouse Line of Credit”), which was entered into on December 5, 2007, provides for revolving loans of up to $25.0 million. The Warehouse Line of Credit replaced the $100.0 million revolving warehouse line of credit that expired on December 8, 2007. From January 25, 2008 through December 4, 2008 the availability under the Warehouse Line of Credit is reduced to $15.0 million. The $150.0 million mortgage loan purchase facility (“Purchase Facility”) was amended to decrease the size of the facility to $75.0 million. From January 25, 2008 through December 4, 2008 the availability under the Purchase Facility is reduced to $40.0 million. At no time may the amount outstanding under the Warehouse Line of Credit and the purchased loans pursuant to the Purchase Facility exceed $55.0 million. Both the Warehouse Line of Credit and Purchase Facility expire on December 4, 2008; however, we have agreed with the lender not to utilize these facilities. The Warehouse Line of Credit bears interest at the 30-day LIBOR rate plus a margin of 2.0%, and is secured by funded mortgages, which are pledged as collateral, and requires our mortgage subsidiary to maintain certain financial ratios and minimums. The Warehouse Line of Credit also places certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates and merge or consolidate with other entities. Our mortgage subsidiary was in compliance with all covenants and restrictions at March 31, 2008. At March 31, 2008, our mortgage subsidiary had $3.3 million in borrowings under its Warehouse Line of Credit.
     On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Effective April 1, 2008, we will account for the venture as an equity-method investment.
Liquidity Needs
     We continue to have substantial liquidity needs in the operation of our business and face liquidity challenges. Our business depends upon our ability to obtain financing for the development of our residential communities and to provide bonds to ensure the completion of our projects. We expect to have sufficient resources and borrowing capacity to meet all of our commitments throughout the projected term of our Chapter 11 cases as a result of an agreement we entered in June 2008 with our secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). Under the Bankruptcy Court order dated June 20, 2008, we are authorized to use cash collateral of our first lien and second lien lenders (approximately $358.0 million at the time of the order) until December 17, 2008 in a manner consistent with a budget negotiated by the parties. The order further provides for the pay-down of $175.0 million of the $358.0 million to our revolving loan facility and first lien term loan facility secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to pay-down an additional $15.0 million to our revolving loan facility and first lien term loan facility secured lenders. As of September 30, 2008, we had paid $97.3 million of the $175.0 million to the lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     We were in compliance with the covenants included in the cash collateral order on each of September 30, October 31 and November 30, 2008. The cash collateral order expires by its terms on December 17, 2008. We and the first lien lenders have reached an agreement to extend the use of cash collateral until January 9, 2009 on terms substantially similar to those in the cash collateral order. The new cash collateral order, a proposal version of which was filed with the Bankruptcy Court on December 1, 2008, will be presented to the Bankruptcy Court on December 4, 2008. The order includes a provision permitting extensions, in 30-day increments (in the first lien lenders’ discretion) through March 30, 2009. If the new cash collateral order is not entered or if we fail to comply with the new order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
     In order to successfully emerge from our Chapter 11 cases as a viable company, we must develop, obtain requisite creditor and Bankruptcy Court approval of, and consummate a Chapter 11 plan of reorganization. This process requires us to meet certain statutory requirements under the Bankruptcy Code with respect to adequacy of disclosure regarding a plan of reorganization, soliciting and obtaining creditor acceptances of a plan and fulfilling other statutory conditions for confirmation. We may not receive the requisite acceptances to confirm a plan of reorganization. Even if the requisite acceptances to a plan of reorganization are received, the Bankruptcy Court may not confirm the plan. In addition, even if a plan of reorganization is confirmed, we may not be able to consummate such plan.
     If we fail to comply with our cash collateral order, we may not be able to borrow in an amount sufficient to enable us to operate our business and restructure our business in bankruptcy.
     If a plan of reorganization is not confirmed by the Bankruptcy Court, or if we are unable to successfully consummate a plan after confirmation, we may not be able to reorganize our businesses. If an alternative reorganization could not be agreed upon, we may have to liquidate our assets.
     The Bankruptcy Court established May 19, 2008 as the bar date for filing proofs of claim against the Debtors relating to obligations arising before January 29, 2008. As of November 18, 2008, approximately 4,330 claims have been filed against us totaling approximately $7.2 billion in asserted liabilities. These claims are comprised of approximately $4.8 million in administrative claims, $216.0 million in secured claims, $74.0 million in priority claims and $6.9 billion in unsecured claims. There are many claims (at least 700) that have been asserted in “unliquidated” amounts or that contain an unliquidated component. Notably, among the unliquidated claims are the claims of our secured first and second lien lenders. In addition, the indenture trustees under our approximately $1.1 billion of unsecured debentures each filed an unliquidated claim with respect to such obligations.
     On October 13, 2008, we filed with the Bankruptcy Court the (a) Joint Plan of TOUSA, Inc. and its Affiliated Debtors and Debtors in Possession under Chapter 11 of the Bankruptcy Code (as modified or revised, the “Plan”) and (b) Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code relating to the Plan (as modified or revised, the “Disclosure Statement”). On October 24, 2008 and November 12, 2008, the debtors filed revised versions of the Plan and Disclosure Statement (including projected financial information) with the Bankruptcy Court. Copies of the Plan and Disclosure Statement, as filed with the Bankruptcy Court, are available at http://www.tousa.com/reorg. We have the exclusive right to solicit acceptance thereof until February 22, 2009. Pursuant to section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond April 23, 2009.
  Off Balance Sheet Arrangements
   Land and Homesite Option Contracts
     In the ordinary course of business, we enter into option contracts to purchase homesites and land held for development. At March 31, 2008 and December 31, 2007, we had non-refundable cash deposits totaling $45.7 million and $56.9 million, respectively, included in inventory in the accompanying unaudited consolidated statements of financial condition. Under these option contracts, we have the right to buy homesites at predetermined prices on a predetermined takedown schedule. Option contracts generally require the payment of a cash deposit and/or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or third party financial entities who have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. We have abandoned our rights under certain option contracts that require us to complete the development of land for a fixed reimbursable amount. We recorded losses totaling $4.0 million for the three months ended March 31, 2008 for our estimated obligations under these development agreements, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statement of operations. At March 31, 2008 and December 31, 2007, $14.3 million and $10.3 million is included in liabilities subject comprise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition related to these development agreements. See Note 3 to our unaudited consolidated financial statements included herein.
     Certain of our option contracts give the other party the right to require us to purchase homesites or guarantee certain minimum returns. We have abandoned our rights under certain option contracts that give the other party the right to require us to purchase the homesites. Some of these parties have given notice exercising their right to require us to purchase the homesites. We do not have the ability to comply with these notices due to liquidity constraints. These option contracts were previously recorded as financing transactions under SFAS 66 and the inventory was included in inventory not owned and the corresponding liability was included in obligations for inventory not owned. Since we defaulted under or terminated these contracts, we are no longer accounting for these contracts as financing transactions. During the three months ended March 31, 2008, we recorded a loss of $4.7 million in connection with the abandonment of these option contracts, for our estimated obligations, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statement of operations. This amount was computed based on the estimated deficiency between the fair value of the underlying inventory compared to our required purchase price under the option contract. The total required purchase price under these option contracts at March 31, 2008 and December 31, 2007 was $28.6 million and $25.0 million, respectively. At March 31, 2008 and December 31, 2007, $14.2 million and $9.5 million is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statement of financial condition.
     We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and deposits on homesite purchase contracts. Under these arrangements, we had total outstanding letters of credit of $64.7 million as of March 31, 2008. As a result of abandoning our rights under option contracts, as of March 31, 2008, we accrued $29.5 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts. From April 1, 2008 through September 30, 2008, an additional $21.4 million of letters of credit have been drawn related to the abandonment of option contracts which have increased our borrowings outstanding under our Revolving Loan Facility. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount.
     At March 31, 2008, we have total outstanding performance/surety bonds of $186.2 million and have estimated our exposure on our outstanding surety bonds to be $83.2 million based on development remaining to be completed. At March 31, 2008, we recorded an accrual totaling $42.5 million for surety bonds where we consider it probable that we will be required to reimburse the surety for amounts drawn related to defaulted agreements which is included as a liability subject to compromise in the accompanying unaudited consolidated statement of financial condition.
     We currently have no ability to obtain new security bonds or letters of credit. We currently have no ability to obtain new security bonds. In some cases, we may elect to post cash deposits with government entities or escrow agents.
   Investments in Unconsolidated Joint Ventures
     We have entered into strategic joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In some cases our Chapter 11 filings have constituted an event of default under the joint venture lender agreements which have resulted in the debt becoming immediately due and payable, limiting the joint ventures’ access to future capital. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation, violations of environmental laws and similar acts. In some cases, we have agreed to make capital contributions to the joint venture sufficient to comply with a specified debt to value ratio. Our obligations become full recourse upon certain bankruptcy events with respect to the joint venture. At March 31, 2008 and December 31, 2007, we had investments in unconsolidated joint ventures of $9.4 million and $9.0 million, respectively. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At March 31, 2008 and December 31, 2007, we had receivables of $0.1 million and $0.3 million net of allowances, respectively, from these joint ventures due to loans and advances, unpaid management fees and other items.
     In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We earned management fees from these unconsolidated entities of $0.1 million and $3.7 million for the three months ended March 31, 2008 and 2007, respectively. These fees are included in income (loss) from unconsolidated joint ventures in the accompanying unaudited consolidated statements of operations.
     We evaluated the recoverability of our investments in and receivables from unconsolidated joint ventures under APB 18 and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and recorded total impairments of investments in unconsolidated joint ventures of $0.5 million and $5.5 million during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007 the accrual related to joint venture obligations was $74.6 million, which primarily relates to limited guarantees we issued in connection with our unconsolidated joint ventures.
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
     At December 31, 2007, the joint venture had financing arrangements with an aggregate borrowing capacity of $230.0 million, of which $200.0 million related to a revolving loan and $30.0 million related to a mezzanine financing instrument. On January 16, 2008, the facility was amended to reduce the revolving loan limit to $115.0 million and terminate the mezzanine financing instrument. While the borrowings by Engle/Sunbelt were non-recourse to us, we had obligations to complete construction of certain improvements and housing units in the event Engle/Sunbelt defaulted. Additionally, we agreed to indemnify the lenders for, among other things, potential losses resulting from violations of environmental laws, misappropriation, bankruptcy filings and similar acts by Engle/Sunbelt.
     Although Engle/Sunbelt was not included in our Chapter 11 filings, our Chapter 11 filings constituted an event of default under the financing arrangements and Engle/Sunbelt’s debt became immediately due and payable.
     In April 2008, we entered into a settlement agreement with the lenders pursuant to which Engle/Sunbelt agreed to the appointment of a receiver and further agreed to either, at the election of the lenders, deliver a deed in lieu of foreclosure to its assets or consent to a judicial foreclosure. We also agreed to assist the lenders in their efforts to complete certain construction for which we will receive arm’s length compensation. The Bankruptcy Court entered an order approving the settlement agreement. Pursuant to the settlement agreement, on November 20, 2008, we were relieved from our obligations under the completion and indemnity agreements.
     During 2007, we evaluated the recoverability of our investment in and receivables from Engle/Sunbelt for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $60.7 million representing the full carrying value our investment in and receivables from Engle/Sunbelt, net of deferred gains of $22.5 million. No completion obligation accrual has been established at March 31, 2008 or December 31, 2007 with respect to Engle/Sunbelt due to the settlement agreement reached with the lenders to the joint venture.
  TOUSA/Kolter Joint Venture
     In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain agreed plans. The loans required, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforeseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. On June 21, 2007, and in response to missing the development deadline, TOUSA/Kolter amended the existing loan agreements and we amended the Performance and Completion Agreement to extend the Performance and Completion Agreement development deadline to May 31, 2008. The amendments to the term loan agreements increased the interest rate on the senior term loan by 100 basis points to LIBOR plus 3.25% and by 50 basis points to LIBOR plus 8.5% for the senior subordinated term loan. As a condition to the amendment, we agreed to be responsible for the additional 150 basis points; accordingly, this would be a cost of the lots we acquired from TOUSA/Kolter. The amendment also required us to increase our existing letter of credit by an additional $1.8 million to $12.1 million and place an additional $3.0 million cash deposit on the remaining lots under option. The $3.0 million was used by TOUSA/Kolter to pay down a portion of the senior term loan.
     As we had abandoned our rights under the option contract due to non-performance, we recorded an obligation of $12.1 million for the letter of credit we anticipated would be drawn, wrote-off the $3.0 million cash deposit and $1.0 million in capitalized pre-acquisition costs in 2007. In 2008, the letter of credit was drawn and used to reduce the joint venture’s term loan outstanding.
     The lenders to the joint venture have declared the loan to the venture to be in default, but have not demanded performance of our obligations under either the Performance and Completion Agreement or the Remargining Agreement. The Remargining Agreement requires us to pay to the Administrative Agent, upon default of the joint venture, an amount necessary to decrease the principal balance of the loan so that the outstanding balance does not exceed 70% of the value of the joint venture’s assets. Based on the estimated fair value of the assets of the joint venture, we recorded a $54.0 million obligation (which includes the $12.1 million letter of credit accrual) in 2007 in connection with our obligation under the re-margining provisions of the loan agreement. We did not record any additional contingent liability under the completion guarantee as the $54.0 million accrual represents the full debt obligation of the joint venture. At March 31, 2008 and December 31, 2007, the obligation of $54.0 million is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     During 2007, we evaluated the recoverability of our investment and receivables from TOUSA/Kolter for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $58.8 million representing the full carrying value of our investment in and receivables from TOUSA/Kolter, net of deferred gains of $12.8 million, which were deferred as a result of the contributed assets and contract assignments to TOUSA/Kolter. Additionally, in 2007 we recorded an obligation of $18.9 million for performance bonds and letters of credit that we placed on behalf of the joint venture, as we considered it probable that we would be required to reimburse these amounts for development remaining to be completed. At March 31, 2008 and December 31, 2007, the obligation for performance bonds and letters of credit of $18.9 million is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
  Centex/TOUSA at Wellington, LLC
     In December 2005, we entered into a joint venture with Centex Corporation to form Centex/TOUSA at Wellington, LLC (“Centex/TOUSA at Wellington”) for the purpose of acquiring, developing and selling approximately 264 homesites in a community in South Florida. The joint venture obtained a term loan of which $31.0 million was outstanding as of March 31, 2008 and December 31, 2007. The credit agreement requires us to construct and complete the horizontal development of the lots and related infrastructure in accordance with certain agreed upon plans. On August 31, 2007, Centex/TOUSA at Wellington received a notice from the lender requiring the joint venture members to contribute approximately $10.0 million to the joint venture to reduce the outstanding term loan in order to comply with the 60% loan-to-value ratio covenant. We have not made the required equity contribution.
     We evaluated the recoverability of our investment in and receivables from Centex/TOUSA at Wellington for impairment under APB 18 and SFAS 114 respectively, and recorded an impairment of $27.0 million representing the full carrying value of our investment in and receivables from Centex/TOUSA in 2007. Based on the estimated fair value of the assets of the joint venture, we recorded a $15.5 million obligation, as of December 31, 2007, in connection with our obligation under the re-margining provisions of the loan agreement which represents our portion of the joint venture’s outstanding debt. We did not record any additional contingent liability under the completion guarantee as the $15.5 million accrual represents our portion of the full joint venture debt obligation. At March 31, 2008 and December 31, 2007, the $15.5 million obligation is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
  Layton Lakes Joint Venture
     In connection with our joint venture with Lennar Corporation (the “Layton Lakes Joint Venture”) to acquire and develop land, townhome properties and commercial property in Gilbert, Arizona, we entered into a Completion and Limited Indemnity Agreement for the benefit of the lender to the joint venture. The agreement required us to maintain a tangible net worth of $400.0 million. This covenant has been breached and the outstanding $60.0 million loan plus accrued interest to the joint venture is in default. The default has not been cured. In addition, the operating agreement of the joint venture states that a breach by a member of any covenant of such member contained in any loan agreement entered into in connection with the financing of the property is an event of default. Under the operating agreement, a defaulting member does not have the right to vote or otherwise participate in the management of the joint venture until the default is cured. A defaulting member may not take down any lots from the joint venture.

     Additionally, the joint venture’s loan requires that the outstanding loan balance may not exceed 65% of the value of the joint venture’s assets. Based on an appraisal obtained by the bank, the joint venture was been notified in November 2007 that a principal payment was required to maintain the specified loan to value ratio. The joint venture failed to make such principal payment.
     We evaluated the recoverability of our investment in and receivables from the Layton Lakes Joint Venture for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $24.9 million representing the full carrying value of our investment in and receivables from the Layton Lakes Joint Venture during 2007. At that time, we did not record any obligation under the re-margining provision as we were not a party to the re-margining agreement. Additionally, in 2007 we recorded an obligation of $4.4 million for performance bonds that we placed on behalf of the joint venture, as we considered it probable that we would be required to reimburse these amounts for development remaining to be completed. We did not record any additional contingent liability under the completion guarantee as based on the estimated fair value of the assets of the joint venture, we did not believe that it was probable that we would be called to perform under the completion obligation.
     Tousa, Tousa Homes, Inc., Lennar and the Town of Gilbert, Arizona entered into a series of agreements pursuant to which, among other things, we have surrendered our interest in the joint venture an have paid $1.3 million toward completion of certain offsite improvements. In exchange, we have been granted an option to continue acquiring lots and the Town of Gilbert has agreed to issue certificates of occupancy for certain homes under construction. Tousa, Tousa Homes, Inc. Lennar and Bank Midwest each agreed to mutual releases of claims related to the Layton Lakes Joint Venture. The Bankruptcy Court approved these agreements on November 25, 2008. As a result of this settlement, we reversed $2.6 million of our accrual for estimated obligations under the performance bonds during the three months ended March 31, 2008.
Other
     Certain of our other ongoing unconsolidated land development joint ventures have outstanding debt obligations totaling $19.5 million and $20.6 million at March 31, 2008 and December 31, 2007, respectively. These joint venture borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint venture defaults and to indemnify the lenders for losses resulting from fraud, misappropriation, violations of environmental laws and similar acts.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in the material set forth in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, and typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project”, and “future.” Specifically, this Form 10-Q contains forward-looking statements including with respect to:
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
     These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as increases in interest rates, inflation, or unemployment rates or declines in median income growth, consumer confidence or the demand for, or the price of, housing;

•	the risks and uncertainties associated with our Chapter 11 cases, including our ability to successfully reorganize and emerge from Chapter 11;

•	a long period of operating under Chapter 11 may harm our business;

•	we may not be able to obtain confirmation of our Chapter 11 plan;

•	operating under the Bankruptcy Code may restrict our ability to pursue our business strategies;

•	our debt instruments include restrictive and financial covenants that limit our operating flexibility;

•	our ability to attract, motivate and retain key and essential personnel is impacted by the Bankruptcy Code which limits our ability to implement a retention program or take other measures intended to motivate employees to remain with us;

•	we require a significant amount of cash, which may not be available to us;

•	our ability to confirm or consummate a plan of reorganization;

•	financial results that may be volatile and may reflect historical trends;

•	our belief that our ability to continue as a going concern will depend upon our ability to restructure our capital structure;

•	our belief that failure to restructure our capital structure would result in depleting our available funds and not being able to pay our obligations when they become due;

•	our ability to borrow or otherwise finance our business in the future;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies in our homebuilding operations and financial services business;

•	events which would impede our ability to open new communities and/or deliver homes within anticipated time frames and/or within anticipated budgets;

•	our ability to enter successfully into, utilize, and recognize the anticipated benefits of, joint ventures and option contracts;

•	a further decline in the value of our land and home inventories;

•	an increase in the cost of, or shortages in the availability of, qualified labor and materials;

•	our ability to dispose successfully of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our ability to compete in our existing and future markets;

•	the impact of hurricanes, tornadoes or other natural disasters or weather conditions on our business, including the potential for shortages and increased costs of materials and qualified labor and the potential for delays in construction and obtaining government approvals;

•	an increase or change in government regulations or in the interpretation and/or enforcement of existing government regulations;

•	the impact of any or all of the above risks on the operations or financial results of our unconsolidated joint ventures; and

•	a change in ownership of our stock, as defined in Section 382 of the Internal Revenue Code, which would limit our ability to receive anticipated income tax refunds.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a result of our senior and senior subordinated notes offerings, as of March 31, 2008, $1.1 billion of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility, term loans and warehouse lines. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. As of March 31, 2008, we had an aggregate of approximately $774.1 million drawn under our Revolving Loan Facility, term loans and warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $7.7 million per year.
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
     Our Annual Report on Form 10-K for the year ended December 31, 2007 contains further information regarding our market risk. As of March 31, 2008, there have been no material changes in our market risk since December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2008. Based on such evaluation, such officers have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective solely due to our failure to file our Form 10-Q on a timely basis. This failure was the result of our Chapter 11 bankruptcy process and our reorganization plans which have required substantial effort from our limited finance, accounting and management personnel. We continue to apply controls and procedures consistent with prior periods.
Changes In Internal Control
     During the three months ended March 31, 2008, we made the following change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting:
•	Our Chapter 11 proceedings have had a significant impact on our business processes and internal control over financial reporting related to the proper separation and payment of pre-petition and post-petition obligations and the preparation of unaudited consolidated financial statements reflecting the accounting required for the restructuring activities and reorganization expenses resulting from the Chapter 11 proceedings. Management continues to take actions necessary to address the resources, processes and controls related to these restructuring activities, while maintaining controls over routine daily operations.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     Chapter 11
Chapter 11 Cases
     On January 29, 2008, TOUSA, Inc. and certain of our subsidiaries (excluding our financial services subsidiaries and joint ventures) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, Fort Lauderdale Division. The Chapter 11 cases have been consolidated solely for procedural purposes and are pending as Case No. 08-10928-JKO. See Part I, Item 2 for additional information.
Class Action Lawsuit
     TOUSA, Inc. is a defendant in a class action lawsuit pending in the United States District Court for the Southern District of Florida. The name and case number of the class action suit is Durgin, et al., v. TOUSA, Inc., et al., No. 06-61844-CIV.
     Beginning in December 2006, various stockholder plaintiffs brought lawsuits seeking class action status in the United States District Court for the Southern District of Florida. The actions were consolidated, and on September 7, 2007, the Court appointed Diamondback Capital Management, L.C. (“Diamondback”) as the lead plaintiff and approved Diamondback’s selection of counsel. The lead plaintiff filed a consolidated complaint on November 2, 2007. The consolidated complaint set forth a proposed class period of August 1, 2005 to March 19, 2007 and alleged that TOUSA’s public filings and other public statements were false and misleading in describing the financing for the Transeastern Joint Venture as non-recourse to TOUSA, and in describing the Transeastern Joint Venture’s financial condition during the class period. Plaintiffs also alleged in the consolidated complaint that certain public filings and statements were misleading or suffered from material omissions in failing to fully disclose or describe the Completion and Carve-Out Guarantees that TOUSA executed in support of the Transeastern Joint Venture’s financing. The consolidated complaint included claims under Section 11 of the Securities Act for strict liability and negligence regarding the registration statements and prospectus associated with the September 2005 offering of 4 million shares of stock. Plaintiffs asserted related claims against certain of the defendants as controlling persons responsible for the statements in the registration statements and prospectus. Finally, plaintiffs alleged claims under Section 10(b) of the Exchange Act for fraud with respect to various public statements regarding the non-recourse nature of the Transeastern debt, regarding the Completion and Carve-Out Guarantees, and regarding the financial condition of the Transeastern Joint Venture. Plaintiffs sought by way of the consolidated complaint compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of TOUSA common stock and purchasers and sellers of options on TOUSA common stock.
     On January 30, 2008, TOUSA and various other defendants filed motions to dismiss plaintiffs’ Consolidated Complaint. On February 4, 2008, TOUSA filed a Notice of Suggestion of Bankruptcy notifying the court that TOUSA filed a bankruptcy petition. On February 5, 2008, the Court entered an order staying the action as to TOUSA pursuant to Section 362 of the United States Bankruptcy Code.
     On April 30, 2008, lead plaintiff Diamondback filed a motion to withdraw as lead plaintiff, which the court granted on May 22, 2008. On July 15, 2008, the court appointed the Bricklayers & Trowel Trades International Pension Fund (the “Bricklayers”) as the new lead plaintiff. On July 30, 2008, the Bricklayers filed a notice of an intent to file an amended complaint and accordingly, on July 31, 2008, the court denied as moot without prejudice the defendants’ previously filed motions to dismiss the consolidated complaint.
     On September 19, 2008, the Bricklayers filed a Consolidated Amended Class Action Complaint (the “amended complaint”). This amended complaint dropped many of the parties previously named as defendants in the consolidated complaint, including TOUSA, leaving only Antonio B. Mon, Tommy McAden, David J. Keller and Randy L. Kotler as defendants in the suit. The amended complaint also dropped the Section 11 and Section 15 claims, leaving the claims under Section 10(b) of the Exchange Act and Rule 10b-5, as well as the claims made under Section 20(a) of the Exchange Act. The defendants’ motions to dismiss the amended complaint were due and were filed on November 21, 2008, and the plaintiffs’ opposition to those motions is due in January 2009. Defendants will then have an opportunity to file replies on February 27, 2009. A trial date has not yet been set.
Proceeding by Official Committee of Unsecured Creditors
     In re TOUSA, Inc., Docket No. 08-10928-JKO; Adv. Pro No. 08-1435-JKO. We and certain of our subsidiaries are non-parties in an adversary proceeding brought as part of our Chapter 11 proceedings. On July 14, 2008, the Official Committee of Unsecured Creditors of TOUSA, Inc. (the “Committee”) commenced an adversary proceeding (the “Committee Action”) as part of our and certain of our subsidiaries’ (collectively, the “Debtors”) chapter 11 proceedings in United States Bankruptcy Court for the Southern District of Florida. The Debtors were originally non-parties to the Committee Action, but have since been named as third-party defendants by two of the original defendants in the Committee Action.

     The Committee Action seeks to avoid certain allegedly fraudulent and preferential pre-petition transfers of up to $800 million the Debtors made in connection with the settlement of litigation related to the Transeastern Joint Venture (the “Transeastern Settlement”), and further seeks to avoid as a preferential transfer any security interest that may have been granted by any of the Debtors to certain lenders in a tax refund of $207.3 million that the Debtors received in 2008. The Committee’s original complaint (the “Complaint”) named over 60 defendants, including the lenders under the credit agreements funding the Transeastern Joint Venture (the “Transeastern Lenders”), as well as the original lenders (and their successors and assigns) and administrators under the credit agreements entered into as a result of the Transeastern Settlement (the “New Credit Agreements”). The Debtors are not defendants to the Committee Action.
     The Committee’s Complaint alleged that, in order to resolve certain prepetition litigation regarding the Transeastern Joint Venture, the parties to that litigation entered into a series of settlement agreements releasing all claims relating to the Transeastern acquisition. The Complaint alleges that, as part of these settlement agreements, certain of our entities agreed to pay over $420 million to the administrator of the Transeastern loans and to issue approximately $135 million in preferred stock, notes and warrants. The Complaint further alleged that to fund these payments, we and certain of our subsidiaries (the “Conveying Subsidiaries”) entered into the three New Credit Agreements. According to the Complaint, the loans issued under these New Credit Agreements were secured by liens on the property and assets of all of the Debtors, including the Conveying Subsidiaries. The Complaint alleged that the Conveying Subsidiaries were not defendants in the prepetition Transeastern litigation and were not obligated on the Transeastern debt that was released in connection with the Transeastern Settlement. Therefore, the Complaint alleged, the Conveying Subsidiaries did not receive reasonably equivalent value for the secured debt obligations that they incurred. The Complaint also alleged that the Conveying Subsidiaries were either insolvent at the time of the Transeastern Settlement or became insolvent as a result of it, and that the Conveying Subsidiaries were left with unreasonably small capital as a result of the New Credit Agreements. Based on these allegations, the Committee seeks to have the liens established under the New Credit Agreements voided and all amounts already repaid under the New Credit Agreements returned. The Committee also seeks to have the security interest the Debtors granted to the New Lenders on the Debtors’ tax refund voided and the New Lenders’ claims seeking allowance of the full amount of the New Loans disallowed in their entirety or reduced.
     On September 19, 2008, the Bankruptcy Court held a hearing on motions to dismiss that had been filed by Defendants Citicorp North America, Inc., and Wells Fargo Bank, N.A. Well Fargo’s motion to dismiss was denied. Citicorp’s motion to dismiss sought dismissal of claims relating to only one of the three New Credit Agreements, the Second Amended And Restated Revolving Credit Agreement (the “Revolver”). The Court granted Citicorp’s motion to dismiss, but granted the Committee leave to file an amended complaint.
     On October 17, 2008, the Committee filed an Amended Complaint. The Amended Complaint contained additional allegations regarding the Revolver, and added new defendants. Citicorp has moved to dismiss the claims in the Amended Complaint relating to the Revolver. In addition, the Transeastern Lenders have moved to dismiss all claims against them. Those motions to dismiss are currently scheduled to be heard on December 4, 2008.
     In addition, on August 13, 2008, Citicorp North America, Inc., in its capacity as the Administrative Agent for the First Lien Term Loan, answered the Complaint in the Committee Action, and filed a third-party complaint (the “Citigroup Third-Party Complaint”) against TOUSA, Inc. and each of the Debtor signatories, co-borrowers and co-guarantors under the First Lien Term Loan. The Citigroup Third-Party Complaint alleges that, to the extent the Committee establishes its allegations in the Committee Action, the defendants to the Citigroup Third-Party Complaint will have “materially breached the First Lien Term Loan” by “(a) not having assets whose fair value exceeded their debts and liabilities, subordinated, contingent or otherwise, (b) not having assets whose fair saleable value exceed their debts and other liabilities, subordinated, contingent or otherwise, (c) not being able to pay their debts and liabilities, subordinated, contingent, or otherwise, and/or (d) having unreasonably small capital with which to conduct their business.” On September 30, 2008 the Debtors filed their answer to the Citigroup Third-Party Complaint, generally denying Citigroup’s allegations and asserting affirmative defenses.
     On November 6, 2008, Wells Fargo Bank, N.A., in its capacity as the Second Lien Term Agent, filed its answer to the Committee’s Amended Complaint in the Committee Action, and filed a third-party complaint (the “Wells Fargo Third-Party Complaint”) against TOUSA, Inc. and each of the Debtor signatories, co-borrowers and co-guarantors under the Second Lien Term Loan (except for Engle/Gilligan, LLC, Engle Homes Delaware, Inc., Newmark Homes Business Trust, TOUSA Delaware, Inc., and TOUSA Funding, LLC). The Wells Fargo Third-Party Complaint alleges that, to the extent the Committee establishes its allegations in the Committee Action, the defendants to the Wells Fargo Third-Party Complaint will have “materially breached the Second Lien Term Loan” by “(a) not having assets whose fair value exceeded their debts and liabilities, subordinated, contingent or otherwise, (b) not having assets whose fair saleable value exceed their debts and other liabilities, subordinated, contingent or otherwise, (c) not being able to pay their debts and liabilities, subordinated, contingent, or otherwise, and/or (d) having unreasonably small capital with which to conduct their business.” The answer to the Wells Fargo Third-Party Complaint was filed.

     Discovery in the Committee Action, the Citicorp Third-Party Complaint, and the Wells Fargo Third-Party Complaint is currently ongoing. An amended case management order entered by the court on November 11, 2008 states that fact depositions will take place between December 1, 2008 and March 6, 2009. Current and former employees of the Debtors are likely to be deposed. Trial is currently scheduled for the weeks of July 13, 2009 and July 20, 2009.
Vista Lakes
     Plaintiffs, purchasers of homes in the Vista Lakes community near Orlando, filed a class action complaint alleging that their homes were built on the site of a former bombing range. The plaintiffs seek recovery under theories of fraud, breach of contract, strict liability, negligence, and civil conspiracy. Because the plaintiffs named debtor defendants Tousa, Inc., Tousa Homes, Inc., d/b/a Engle Homes Orlando and Tousa Homes, LP as defendants in this action, the action was removed to federal court. The plaintiffs then agreed to dismiss the debtor defendants and the parties entered into a stipulation for remand. The state court case has been re-opened and the parties still remaining as defendants in the second amended complaint include Universal Land Title, Inc. and Preferred Home Mortgage Company.
     Plaintiffs have granted an extension for Universal Land Title, Inc. and Preferred Home Mortgage Company to respond to the second amended complaint and pending discovery requests up to and including December 12, 2008. Plaintiffs are also seeking to consolidate this action for purposes of discovery with eight other class actions that relate to the Pinecastle Bombing Range.
     Based upon the early stage of the litigation we are unable to evaluate the likelihood of an unfavorable outcome or the range of liability in such event.
EMF Fund III, LLC, et al., v. Antonio P. Mon, et al., No. 0845087 (Fla. Cir. Ct.).
     On September 29, 2008, plaintiffs EMF Fund III, LLC, EMF Fund IV, LLC and EMF Fund V, LLC filed a lawsuit in the Circuit Court for Broward County, Florida against four of TOUSA’s current or former individual officers. The lawsuit, which does not name TOUSA as a defendant, alleges that the plaintiffs entered into an option agreement with TOUSA based on allegedly false oral and written representations attributed to the current or former individual officers. The lawsuit seeks damages, together with interest and costs in an unspecified amount. No further pleadings have been filed in this case.
Other Litigation
     We are also involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these other matters will have a material adverse effect on our financial condition or results of operations. As of the date of the Chapter 11 filing, then pending litigation was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on pre-petition claims against us.
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
     The cash collateral order requires us to maintain certain financial budgets and covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include, among other things, restrictions on our ability to:
•	incur indebtedness;

•	incur liens and enter sale/leaseback transactions except for model homes subject to certain limitations;

•	make or own investments;

•	enter into transactions with affiliates;

•	engage in new lines of business;

•	consolidate, merge, sell all or substantially all of our assets;

•	issue guarantees of debt;

•	agree to amendment or modification to our organizational documents;

•	incur or create claims; and

•	make additional payments on pre-petition indebtedness.

     The cash collateral order contains monthly budgets covering the period beginning May 23, 2008 through the week ending November 30, 2008. Subject to the provisions of the cash collateral order, we are authorized to use the cash collateral in a manner that is not materially inconsistent with the budgets. Modifications to the budgets may be made subject to approval. Our use of the cash collateral is conditioned upon compliance with financial covenants which stipulate that: (i) the actual monthly operating cash flow, as defined, must not be less than the projected monthly operating cash flow set forth in the Budget minus $10 million; and (ii) cumulative operating cash flow, as defined.
     We were in compliance with the covenants included in the cash collateral order on each of September 30, October 31 and November 30, 2008. The cash collateral order expires by its terms on December 17, 2008. We and the first lien lenders have reached an agreement to extend the use of cash collateral until January 9, 2009 on terms substantially similar to those in the cash collateral order. The new cash collateral order, a proposal version of which was filed with the Bankruptcy Court on December 1, 2008, will be presented to the Bankruptcy Court on December 4, 2008. The order includes a provision permitting extensions, in 30-day increments (in the first lien lenders’ discretion) through March 30, 2009. If the new cash collateral order is not entered or if we fail to comply with the new order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.

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

TOUSA, Inc.
Date: December 3, 2008	By:	/s/ Tommy L. McAden
		Name:	Tommy L. McAden
		Title:	Executive Vice President, Director and Chief Financial Officer

Date: December 3, 2008	By:	/s/ Angela F. Valdes
		Name:	Angela F. Valdes
		Title:	Vice President and Chief Accounting Officer