Form 10-K/A
period 2007-12-31
TOUSA INC
filed 2009-01-07
CIK 1046578

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
103/8% Senior Subordinated Notes due 2012 (CUSIP No. 872962 AD7)
71/2% Senior Subordinated Notes due 2011 (CUSIP No. 872962 AC9)
71/2% Senior Subordinated Notes due 2015 (CUSIP No. 872962 AE5)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $82.6 million as of June 30, 2007.
     As of August 6, 2008, there were 59,604,169 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Item 9A of the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2008. We have modified Part II Item 9A, “Controls and Procedures,” in this Amendment in response to a comment letter received from the SEC to modify our disclosure in the Original Annual Report regarding management’s conclusion of the effectiveness of disclosure controls and procedures. In addition, we are also including current Exhibits 31.1 and 31.2, the certifications of our Chief Executive Officer and Chief Financial Officer required by Item 601(b)(31)(i) of Regulation S-K as of the date of this Amendment.
     Except as described above, we have not modified or updated other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report.
PART II
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2007. Based on such evaluation, such officers have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective solely due to our failure to file our Annual Report on Form 10-K on a timely basis. This failure was the result of our Chapter 11 bankruptcy process and our reorganization plans which have required substantial effort from our limited finance, accounting and management personnel. We continue to apply controls and procedures consistent with prior periods. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Management’s Report on Internal Control over Financial Reporting was included on page F-2 of our Original Annual Report. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 was audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their attestation report which was included on page F-3 of our Original Annual Report.
PART IV
ITEM 15. EXHIBITS

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

TOUSA, Inc.
Date: January 7, 2009	By:	/s/ Tommy L. McAden
		Name:	Tommy L. McAden
		Title:	Executive Vice President, Director and Chief Financial Officer

Date: January 7, 2009	By:	/s/ Angela F. Valdes
		Name:	Angela F. Valdes
		Title:	Vice President and Chief Accounting Officer

4