Form 10-Q
period 2008-06-30
TOUSA INC
filed 2009-03-19
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 001-32322
TOUSA, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0460831
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4000 Hollywood Blvd., Suite 400 N
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,604,169 shares of common stock as of March 8, 2009.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in millions, except par value)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$192.4	$67.2
Restricted	185.8	5.1
Inventory:
Deposits	30.2	56.9
Homesites and land under development	288.1	633.0
Residences completed and under construction	337.9	555.9
Inventory not owned	10.3	26.0

	666.5	1,271.8
Property and equipment, net	19.0	24.6
Investments in unconsolidated joint ventures	8.7	9.0
Receivables from unconsolidated joint ventures	0.1	0.3
Other assets	61.3	330.0
Goodwill	—	11.2
Assets held for sale	2.9	6.1

	1,136.7	1,725.3

FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	11.3	9.3
Restricted	4.3	5.6
Mortgage loans held for sale	6.1	15.0
Other assets	4.1	6.8

	25.8	36.7

Total assets	$1,162.5	$1,762.0

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
HOMEBUILDING:
Accounts payable and other liabilities	$130.8	$401.8
Customer deposits	21.8	33.9
Obligations for inventory not owned	—	32.0
Notes payable	—	1,585.3
Bank borrowings	—	168.5
Liabilities associated with assets held for sale	0.2	0.9

	152.8	2,222.4

FINANCIAL SERVICES:
Accounts payable and other liabilities	4.7	7.3
Bank borrowings	—	7.8

	4.7	15.1

Total liabilities not subject to compromise	157.5	2,237.5
Liabilities subject to compromise (Note 2)	2,143.8	—

Total liabilities	2,301.3	2,237.5

Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; 117,500 issued and outstanding at June 30, 2008 and December 31, 2007	9.1	3.9
Common stock — $0.01 par value; 975,000,000 shares authorized; 59,604,169 shares issued and outstanding at June 30, 2008 and December 31, 2007	0.6	0.6
Additional paid-in capital	567.2	570.7
Accumulated deficit	(1,715.7)	(1,050.7)

Total stockholders’ (deficit) equity	(1,138.8)	(475.5)

Total liabilities and stockholders’ (deficit) equity	$1,162.5	$1,762.0

See accompanying notes to unaudited consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
HOMEBUILDING:
Revenues:
Home sales	$276.9	$535.3	$567.8	$1,092.7
Land sales	17.3	30.4	21.7	33.7

	294.2	565.7	589.5	1,126.4
Cost of sales:
Home sales	260.8	437.9	519.0	879.9
Land sales	12.1	26.8	16.8	29.1
Inventory impairments and abandonment costs	304.7	84.8	477.0	123.9
Other	—	(1.6)	—	(4.2)

	577.6	547.9	1,012.8	1,028.7

Gross profit (loss)	(283.4)	17.8	(423.3)	97.7
Selling, general and administrative expenses	55.6	85.0	109.8	176.4
Loss (income) from unconsolidated joint ventures, net	—	1.5	(0.3)	(0.4)
Impairment (recovery) of investments in and receivables from unconsolidated joint ventures	(9.3)	—	(8.8)	5.5
Provision for settlement of loss contingency	—	32.0	—	110.9
Goodwill impairments	11.2	38.2	11.2	38.2
Interest expense (see Note 3 for contractual interest)	16.7	0.1	36.8	0.2
Other income, net	(0.5)	(1.4)	(1.9)	(2.1)

Homebuilding pretax loss	(357.1)	(137.6)	(570.1)	(231.0)

FINANCIAL SERVICES:
Revenues	3.3	11.0	9.1	23.0
Expenses	6.4	8.7	13.4	18.0

Financial Services pretax income (loss)	(3.1)	2.3	(4.3)	5.0

Loss from continuing operations before reorganization items and taxes	(360.2)	(135.3)	(574.4)	(226.0)
Reorganization items, net (see Note 2)	18.2	—	86.7	—
Provision (benefit) for income taxes	0.7	(13.2)	0.7	(41.7)

Loss from continuing operations, net of taxes	(379.1)	(122.1)	(661.8)	(184.3)

Discontinued operations:
Loss from discontinued operations	(0.6)	(2.0)	(3.2)	(7.9)
Loss from disposal of discontinued operations	—	(13.6)	—	(13.6)
Benefit for income taxes	—	(5.7)	—	(7.8)

Loss from discontinued operations, net of taxes	(0.6)	(9.9)	(3.2)	(13.7)

Net loss	(379.7)	(132.0)	(665.0)	(198.0)
Dividends and accretion of discount on preferred stock	2.5	—	5.2	—

Net loss available to common stockholders	$(382.2)	$(132.0)	$(670.2)	$(198.0)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Loss from continuing operations	$(6.40)	$(2.04)	$(11.19)	$(3.09)
Loss from discontinued operations	(0.01)	(0.17)	(0.05)	(0.23)

Loss per common share	$(6.41)	$(2.21)	$(11.24)	$(3.32)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	59,604,169	59,604,169	59,604,169	59,599,569

Diluted	59,604,169	59,604,169	59,604,169	59,599,569

See accompanying notes to unaudited consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Dollars in millions)
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2008	117,500	$3.9	59,604,169	$0.6	$570.7	$(1,050.7)	$(475.5)

Stock option compensation expense	—	—	—	—	1.7	—	1.7
Dividends and accretion of preferred stock	—	5.2	—	—	(5.2)	—	—
Net loss	—	—	—	—	—	(665.0)	(665.0)

Balance at June 30, 2008	117,500	$9.1	59,604,169	$0.6	$567.2	$(1,715.7)	$(1,138.8)

See accompanying notes to unaudited consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(665.0)	$(198.0)
Loss from discontinued operations	3.2	13.7

Loss from continuing operations	(661.8)	(184.3)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7.6	7.4
Non-cash compensation expense	1.7	2.1
Non-cash interest expense	25.4	—
Reorganization items, net	86.7	—
Provision for settlement of loss contingency	—	110.9
Inventory impairments and abandonment costs	477.0	123.9
Goodwill impairments	11.2	38.2
Write-down of receivables	5.7	—
Deferred income taxes	—	(27.9)
Loss (income) from unconsolidated joint ventures	(0.3)	9.4
Distributions of earnings from unconsolidated joint ventures	0.2	0.6
Impairment of investments in and receivables from unconsolidated joint ventures	(8.8)	5.5
Changes in operating assets and liabilities, net of effects of dispositions:
Restricted cash	(179.4)	0.7
Inventory	113.1	(45.9)
Receivables from unconsolidated joint ventures	(3.7)	(23.9)
Other assets	222.8	(52.5)
Mortgage loans held for sale	8.9	5.7
Accounts payable and other liabilities	15.0	(45.4)
Customer deposits	(12.1)	(7.7)

Net cash provided by (used in) operating activities	109.2	(83.2)

Cash flows from investing activities:
Net additions to property and equipment	(0.4)	(7.5)
Investments in unconsolidated joint ventures	(1.6)	(21.1)
Capital distributions from unconsolidated joint ventures	—	9.7

Net cash used in investing activities	(2.0)	(18.9)

Cash flows from financing activities:
Net borrowings from revolving credit facilities	31.5	50.0
Net repayments of Financial Services bank borrowings	(7.8)	(6.8)
Payments for deferred financing costs	(2.9)	(11.2)

Net cash provided by financing activities	20.8	32.0

Net cash provided by (used in) continuing operations	128.0	(70.1)

Cash flows from discontinued operations:
Net cash used in operating activities	(0.8)	(8.5)
Net cash provided by investing activities	—	52.3

Net cash provided by (used in) discontinued operations	(0.8)	43.8

	Six Months Ended
	June 30,
	2008	2007
Increase (decrease) in cash and cash equivalents	127.2	(26.3)
Cash and cash equivalents at beginning of period	76.5	54.2

Cash and cash equivalents at end of period	$203.7	$27.9

Supplemental disclosure of non-cash financing activities:
Decrease in inventory not owned	$(15.7)	$(79.5)
Decrease in obligations for inventory not owned	$(15.3)	$(73.5)

Supplemental disclosure of non-cash investing activities:
Refer to Note 3 for the consolidation of variable interest entities in accordance with FIN 46R.
See accompanying notes to unaudited consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
1. Business and Organization
Business
     TOUSA, Inc. (“TOUSA”, the “Company”, “we”, “us” and “our”) is a homebuilder with a geographically diversified national presence. We operate in various metropolitan markets in nine states, located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West. We design, build and market detached single-family residences, town homes and condominiums. We also provide title insurance and mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights. See “Mortgage Joint Venture” discussion below.
Organization
     Technical Olympic S.A. owns approximately 67% of our outstanding common stock. Technical Olympic S.A. is a publicly-traded Greek company whose shares are traded on the Athens Stock Exchange. Our equity structure will likely change as a result of our Chapter 11 filings.
Chapter 11 Cases
     The following discussion provides general background information regarding our cases under Chapter 11 of the Bankruptcy Code, and is not intended to be an exhaustive description. Additional information regarding our Chapter 11 cases, including access to court documents and other general information about the Chapter 11 cases, is available at www.kccllc.net/tousa. Financial information on the website is prepared according to requirements of federal bankruptcy law and the United States Bankruptcy Court for the Southern District of Florida, Fort Lauderdale Division (the “Bankruptcy Court”). While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited and prepared in a format different than that used in our unaudited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States and filed under the securities laws. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for investment decisions relating to our stock or debt or for comparison with other financial information filed with the Securities and Exchange Commission.
     On January 29, 2008, TOUSA, Inc. and certain of our subsidiaries (excluding our financial services subsidiaries and joint ventures) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court. The Chapter 11 cases have been consolidated solely for procedural purposes and are pending as Case No. 08-10928-JKO.
     We continue to operate our businesses and manage our properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At the onset of the Chapter 11 cases, we obtained Bankruptcy Court approval to, among other things, continue to pay certain critical vendors and vendors with lien rights, meet our pre-petition payroll obligations, maintain our cash management systems, sell homes free and clear of liens, pay our taxes, continue to provide employee benefits and maintain our insurance programs. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow us to restrict trading in our common stock (and related securities) and has also provided for potentially retroactive application of notice and sell-down procedures for trading in claims against the debtors’ estates (in the event that such procedures are approved in the future), which could negatively impact our accumulated net operating losses and other tax attributes. The Bankruptcy Court has also entered orders to establish procedures for the purchase and disposition of real property by us subject to certain monetary limits without specific approval for each transaction.
     On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into a Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the agreement.
     The agreement was subsequently terminated and we entered into an agreement with our prepetition secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). We are authorized by the Bankruptcy Court to use cash collateral of our first lien and second lien lenders in a manner consistent with a budget negotiated by the parties. The order further provided for the pay-down of $175.0 million to our first lien term secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. We also have the right to pay-down an additional $15.0 million to our first lien secured lenders. As of March 6, 2009, we had paid-down approximately $143.0 million to the first lien secured lenders. We may incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. We have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     We and the first lien lenders reached an agreement to extend the use of cash collateral until April 30, 2009 on terms substantially similar to those in the original cash collateral order. The new cash collateral order was approved by the Bankruptcy Court on January 28, 2009. If we fail to comply with the order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.

     The Bankruptcy Court established May 19, 2008 as the bar date for filing proofs of claim against the Debtors relating to obligations arising before January 29, 2008. As of February 25, 2009, approximately 4,400 claims have been filed against us totaling $7.3 billion in asserted liabilities. These claims are comprised of approximately $5.0 million in administrative claims, $219.0 million in secured claims, $75.0 million in priority claims and $7.0 billion in unsecured claims. There are many claims (at least 700) that have been asserted in “unliquidated” amounts or that contain an unliquidated component. Notably, among the unliquidated claims are the claims of our secured first and second lien lenders. In addition, the indenture trustees under our approximately $1.1 billion of unsecured debentures each filed an unliquidated claim with respect to such obligations.
     On October 13, 2008, we filed with the Bankruptcy Court the (a) Joint Plan of TOUSA, Inc. and its Affiliated Debtors and Debtors in Possession under Chapter 11 of the Bankruptcy Code (as modified or revised, the “Plan”) and (b) Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code relating to the Plan (as modified or revised, the “Disclosure Statement”). On October 24, 2008 and November 12, 2008, the Debtors filed revised versions of the Plan and Disclosure Statement (including projected financial information) with the Bankruptcy Court. Copies of the Plan and Disclosure Statement, as filed with the Bankruptcy Court, are available at http://www.tousa.com/reorg. We have the exclusive right to solicit acceptance thereof until April 30, 2009. Pursuant to Section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond June 29, 2009.
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
     We have taken and will continue to take actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the homebuilding market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to major reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. In addition, we are working with our existing suppliers and seeking new suppliers, through competitive bid processes, to reduce construction material and labor costs. We have and will continue to analyze each community based on anticipated sales absorption rates, net cash flows and financial returns taking into consideration current market factors in the homebuilding industry such as the oversupply of homes available for sale in most of our markets, less demand, decreased consumer confidence, tighter mortgage loan underwriting criteria and higher foreclosures. Subject to, in certain situations, receiving approvals from the Bankruptcy Court, we have taken and will continue to take the following actions:
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

Mortgage Joint Venture
     On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting and closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008. Effective April 1, 2008, we began to account for the venture as an equity-method investment.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     The unaudited consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in the unaudited consolidated financial statements. For the three months ended June 30, 2008 and 2007, we have eliminated inter-segment Financial Services revenues of $0.7 million and $4.5 million, respectively. For the six months ended June 30, 2008 and 2007, we have eliminated inter-segment Financial Services revenues of $2.3 million and $7.2 million, respectively.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis. This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, we do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern. Due to our Chapter 11 cases, there is substantial doubt about our ability to continue as a going concern and there is uncertainty about the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in capital structure.
     In accordance with GAAP, we have applied the provisions of American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), in preparing the unaudited consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain items of income, expense, gain or loss realized or incurred because we are in Chapter 11 are recorded in reorganization items, net on the accompanying unaudited consolidated statements of operations. Also, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in liabilities subject to compromise on the unaudited consolidated statement of financial condition at June 30, 2008. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”), even if they may be settled for lesser amounts. As of June 30, 2008, the pre-petition liabilities included in liabilities subject to compromise have not been reduced.
     The following table summarizes the components included in reorganization items, net, in our unaudited consolidated statements of operations for the three and six months ended June 30, 2008 (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Professional fees	$15.3	$22.8
Write-off of deferred finance costs	3.0	54.4
Write-off of debt premium and discounts	—	11.9
Interest income	(0.1)	(0.1)
Reversal of previously recorded interest expense	—	(2.3)

Total reorganization items, net	$18.2	$86.7

     Net cash paid for reorganization items totaled $13.8 million related to professional fees and $24.6 million ($21.7 million professional fees and $2.9 million deferred finance costs) for the three and six months ended June 30, 2008, respectively.

     The following table summarizes the components included in liabilities subject to compromise on our unaudited consolidated statement of financial condition as of June 30, 2008 (in millions):

Revolving Loan Facility(1)	$272.8
First Lien Term Loan Facility due 2012(1)	199.0
Second Lien Term Loan Facility due 2013(1)	340.5
Senior notes due 2010, at 9% (1)	300.0
Senior notes due 2011, at 8 1/4%(1)	250.0
Senior subordinated notes due 2012, at 10 3/8%(1)	185.0
Senior subordinated notes due 2011, at 7 1/2%(1)	125.0
Senior subordinated notes due 2015, at 7 1/2%(1)	200.0
Senior Subordinated PIK Notes due 2015, at 14 3/4%(1)	23.1
Accrued interest on notes payable	47.2
Accounts payable and other liabilities	184.5
Obligations for inventory not owned(2)	16.7

Total liabilities subject to compromise	$2,143.8

(1)	See Note 9

(2)	See Note 3
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
     The accompanying unaudited consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 cases. In particular, the financial statements do not purport to show: (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (3) as to operations, the effect of any changes that may be made to our business. In addition, the financial statements do not reflect the amounts that may be allowed with respect to pre-petition claims and liabilities which may, as a result of the filing of proofs of claims by our creditors, result in liabilities in excess of those estimated by us in preparing the accompanying unaudited consolidated financial statements.
     Due to our normal operating cycle being in excess of one year, we present unclassified unaudited consolidated statements of financial condition.
Interim Presentation
     The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through June 30, 2008 are not necessarily indicative of those that may be achieved for the year ending December 31, 2008. The unaudited consolidated statement of financial condition as of December 31, 2007 was derived from audited financial statements included in our 2007 Annual Report on Form 10-K, but does not include all disclosures required under GAAP. The unaudited consolidated financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     For the three months ended June 30, 2008 and 2007, basic and diluted weighted average shares outstanding were 59,604,169. For the six months ended June 30, 2008 and 2007, basic and diluted weighted average shares outstanding were 59,604,169 and 59,599,569, respectively. There were no dilutive common stock equivalents during the three and six months ended June 30, 2008 and 2007.
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
     In accordance with SFAS No. 66, Accounting for the Sales of Real Estate (“SFAS 66”), at June 30, 2008 and December 31, 2007, we deferred approximately $0.5 million and $1.0 million, respectively, in profit related to certain homes that were delivered for which our mortgage subsidiary originated interest-only loans or loans with high loan to value ratios which did not meet the initial and continuing investment requirements under SFAS 66, and the loans were still held for sale at the respective balance sheet date.
Fair Value Disclosures
     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for our financial instruments measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and establishes a fair value hierarchy summarized below:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs either directly or indirectly through corroboration with market data.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.
Our financial instruments measured at fair value on a recurring basis at June 30, 2008 are summarized below (in millions):

	Fair Value
Financial Instrument	Hierarchy	Fair Value
Assets:
Mortgage loans held for sale	Level 2	$6.1
     Mortgage loans held for sale of $6.1 million represents loans originated in prior years for which the fair value is determined by third-party opinions establishing the market sales price for the underlying collateral adjusted for customary sales and marketing costs.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We adopted SFAS 157 effective January 1, 2008 for our financial instruments measured at fair value on a recurring basis. For additional information refer to the “Fair Value Disclosures” section above. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. We are currently reviewing the effects, if any, of SFAS 157 related to nonfinancial assets and liabilities on our unaudited consolidated financial statements.
     In November 2006, the FASB issued EITF No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 was effective as of January 1, 2008 and had no impact on our unaudited consolidated financial statements.
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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective, and early adoption is not permitted. Adoption of SFAS 141(R) will apply to any business combination beginning January 1, 2009.
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
     On February 20, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The FSP addresses whether there are circumstances that would permit a transferor and a transferee to evaluate the accounting for the transfer of a financial asset separately from a repurchase financing when the counterparties to the two transactions are the same. The FSP presumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140"). However, if certain criteria specified in the FSP are met, the initial transfer and repurchase financing may be evaluated separately under SFAS 140. The FSP is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. Adoption of the FSP is not expected to have a material effect on our unaudited consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the disclosure requirements of SFAS 161 and their impact on our unaudited consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position 90-7-1, An Amendment of AICPA Statement of Position 90-7 (FSP 90-7-1). FSP 90-7-1, which was effective immediately and amends SOP 90-7, paragraph 38 to nullify the requirement regarding changes in accounting principles. Previously under paragraph 38 of SOP 90-7, changes in accounting principles that will be required in the financial statements of an emerging entity within the 12 months following the adoption of fresh-start accounting were required to be adopted at the time fresh-start reporting was adopted. As a result of the amendment, an entity emerging from bankruptcy that applies fresh-start reporting should follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early. This will be applicable to us on upon emergence from bankruptcy.
     In November 2008, the FASB issued EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact EITF 08-6 will have on our unaudited consolidated financial statements.
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP 140-4 and FIN 46(R)-8). FSP 140-4 and FIN 46(R)-8 requires additional disclosures about transfers of financial assets and involvement with variable interest entities. FSP 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008. The implementation of this standard is not expected to have a material impact on our unaudited consolidated financial statements.
3. Inventory
     The following is a breakdown of inventory (in millions):

	June 30, 2008
			Residences
		Homesites and	Completed and
		Land Under	Under	Inventory	Total
Region	Deposits	Development	Construction	Not Owned	Inventory
Florida	$0.1	$140.0	$146.7	$—	$286.8
Mid-Atlantic	4.7	12.5	24.7	—	41.9
Texas	11.9	56.1	103.1	1.2	172.3
West	13.5	79.5	63.4	9.1	165.5

Total	$30.2	$288.1	$337.9	$10.3	$666.5

	December 31, 2007
			Residences
		Homesites and	Completed and
		Land Under	Under	Inventory	Total
Region	Deposits	Development	Construction	Not Owned	Inventory
Florida	$10.2	$294.7	$320.1	$8.1	$633.1
Mid-Atlantic	7.9	21.8	28.6	—	58.3
Texas	15.6	73.3	111.9	3.1	203.9
West	23.2	243.2	95.3	14.8	376.5

Total	$56.9	$633.0	$555.9	$26.0	$1,271.8

     A summary of homebuilding interest capitalized in inventory is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest capitalized, beginning of period	$78.6	$76.3	$77.8	$68.7
Interest incurred(1)(2)	27.9	29.4	65.2	56.7
Less interest included in:
Cost of sales	(19.8)	(23.1)	(35.8)	(43.4)
Interest expense	(16.7)	(0.1)	(36.8)	(0.2)
Other adjustments	0.1	(0.9)	(0.3)	(0.2)

Interest capitalized, end of period(3)	$70.1	$81.6	$70.1	$81.6

(1)	Included in interest incurred is the amortization of deferred finance costs which amounted to $1.5 million and $1.6 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $4.3 million and $2.7 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

(2)	Had we not filed voluntary petitions for relief under Chapter 11, contractual interest incurred for the three and six months ended June 30, 2008 is $36.7 million and $91.6 million, respectively, a portion of which would have been capitalized. Interest on our senior and senior subordinated notes stopped accruing upon filing for Chapter 11. See Note 9.

(3)	We have incurred significant inventory impairments in recent years, which are determined based on total inventory, including capitalized interest. However, the capitalized interest amounts above are gross amounts before allocating any portion of the impairments to capitalized interest.
     In the ordinary course of business, we enter into option contracts to purchase homesites and land held for development. At June 30, 2008 and December 31, 2007, we had non-refundable cash deposits totaling $30.2 million and $56.9 million, respectively, included in inventory in the accompanying unaudited consolidated statements of financial condition. Under these option contracts, we have the right to buy homesites at predetermined prices on a predetermined takedown schedule. Option contracts generally require the payment of a cash deposit and/or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or third party financial entities which have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements in connection with option contracts, which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. We have abandoned our rights under certain option contracts that require us to complete the development of land for a fixed reimbursable amount. We recorded losses of $4.0 million for the six months ended June 30, 2008 for our estimated obligations under these development agreements, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statement of operations. No such losses were recorded during the three months ended June 30, 2008. At June 30, 2008 and December 31, 2007, $14.3 million and $10.3 million are included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition related to these development agreements.
Financing Transactions under SFAS 66
     Certain of our option contracts give the other party the right to require us to purchase homesites or guarantee certain minimum returns. We have abandoned our rights under certain of these option contracts and we have not complied with the notices given to us. These option contracts were previously recorded as financing transactions under SFAS 66 and the inventory was included in inventory not owned and the corresponding liability was included in obligations for inventory not owned. Since we defaulted under or terminated these contracts, we are no longer accounting for these contracts as financing transactions. During the three and six months ended June 30, 2008, we recorded losses of $4.8 million and $9.5 million, respectively, in connection with the abandonment of these option contracts, for our estimated obligations, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations. These amounts were computed based on the estimated deficiency between the fair value of the underlying inventory compared to our required purchase price under the option contract. The total required purchase price under these option contracts at June 30, 2008 and December 31, 2007 was $28.6 million and $25.0 million, respectively. At June 30, 2008 and December 31, 2007, $19.0 million and $9.5 million is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.

     From time to time, we transfer title to certain parcels of land to unrelated third parties or enter into agreements pursuant to which third parties purchase land which we have the contractual right to acquire. We then enter into options with the purchasers to acquire fully developed homesites. As we have continuing involvement in these properties, in accordance with SFAS 66, we have accounted for these transactions as financing arrangements. At June 30, 2008 and December 31, 2007, $8.3 million (net of $2.1 million in impairments) and $9.8 million (net of $6.0 million in impairments), respectively, of inventory not owned and $10.4 million and $15.8 million, respectively, of obligations for inventory not owned relate to sales where we have continuing involvement.
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
     The effect of FIN 46(R) at June 30, 2008 was to increase inventory by $2.0 million, excluding cash deposits of $0.2 million, which had been previously recorded, with a corresponding increase to obligations for inventory not owned of $2.0 million in the accompanying unaudited consolidated statement of financial condition. The effect of FIN 46(R) at December 31, 2007 was to increase inventory by $16.2 million, excluding cash deposits of $3.8 million, which had been previously recorded, with a corresponding increase to obligations for inventory not owned of $16.2 million in the accompanying unaudited consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs. Our potential exposure to loss in VIEs where we are not the primary beneficiary would primarily be the forfeiture of our deposit and/or letters of credit placed on land purchase and option contracts. At June 30, 2008 and December 31, 2007, our non-refundable cash deposits placed on land purchase and option contracts amounted to $30.2 million and $56.9 million, respectively, and our letters of credit placed on land purchase and option contracts amounted to $10.4 million and $44.9 million, respectively.
Inventory Impairments and Abandonment Costs
     In accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we carry long-lived assets held for sale at the lower of the carrying amount or fair value. For active communities (communities under development and construction), we evaluate an asset for impairment when events and circumstances indicate that they may be impaired. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the three months ended June 30, 2008 and 2007, we recorded impairment losses and abandonment costs of $175.5 million and $41.4 million, respectively, on active communities. During the six months ended June 30, 2008 and 2007, we recorded impairment losses and abandonment costs of $277.2 million and $49.4 million, respectively, on active communities. These losses are included in cost of sales — inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations.
     In accordance with SFAS 144, we performed an evaluation of impairment on a large land parcel located in Arizona as of June 30, 2008 and determined that it is was impaired as the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition did not exceed the carrying value. We based our computation of the future undiscounted cash flows on management estimates and projections which assume that the land parcel will be subdivided into super-pads (entitled and engineered, level but not graded, subdivided land parcels with the required master plan infrastructure and utilities for merchant builders to custom finish lots for retail home construction) with super-pad sales estimated to commence in 2010 in anticipation of retail new home demand in 2012. This computation also included other assumptions related to market supply and demand, product type, homesite sizes, sales pace, sales prices, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs and costs of materials. The undiscounted cash flows are based on a long-term project horizon of nine years; accordingly, all project costs are variable. The undiscounted cash flows used to evaluate this parcel, assume a nine-year average annual retail home price appreciation of 2.5%. As a result, an impairment charge of $85.0 million was recognized during the three months ended June 30, 2008 related to this parcel, which is included in the write-off of deposits and abandonment costs for the West region in the table below leaving a remaining book value of $19.6 million.
     During the three and six months ended June 30, 2008, we also recorded charges of $129.2 million and $199.8 million, respectively, in write-offs of deposits and abandonment costs which are included in cost of sales — inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations, related to land that we have determined is not probable that we will purchase or build on (including land to be sold as lots), compared to $43.4 million and $74.5 million, respectively, for the three and six months ended June 30, 2007. The following table summarizes information related to impairment charges on active communities and write-offs of deposits and abandonment costs by region (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Impairment charges on active communities:
Florida	$132.0	$23.6	$205.9	$28.7
Mid-Atlantic	5.9	4.5	12.5	6.6
Texas	2.1	0.5	3.1	0.6
West	35.5	12.8	55.7	13.5

	175.5	41.4	277.2	49.4
Write-offs of deposits and abandonment costs:
Florida	14.3	12.1	36.4	12.8
Mid-Atlantic	9.2	13.5	9.4	13.9
Texas	5.5	0.2	6.8	0.3
West	100.2	17.6	147.2	47.5

	129.2	43.4	199.8	74.5

Inventory impairments and abandonment costs	$304.7	$84.8	$477.0	$123.9

Remaining carrying value of inventory impaired at end of period	$529.4	$696.0	$529.4	$696.0

Number of projects impaired during the period	168	115	224	131

Total number of projects included in inventory and reviewed for impairment during the period	354	457	354	457

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
     Pursuant to the settlement, among other things,
•	the Transeastern JV became a wholly-owned subsidiary of ours by merger into one of our subsidiaries, which became a guarantor on our credit facilities and note indentures (the acquisition was accounted for using the purchase method of accounting and results of operations have been included in our consolidated results beginning on July 31, 2007);

•	the senior secured lenders of the Transeastern JV were repaid in full, including accrued interest (approximately $400.0 million in cash);

•	the senior mezzanine lenders to the Transeastern JV received $20.0 million in aggregate principal amount of 14.75% Senior Subordinated PIK Election Notes due 2015 and $117.5 million in initial aggregate liquidation preference of 8% Series A Convertible Preferred PIK Preferred Stock;

•	the junior mezzanine lenders to the Transeastern JV received warrants to purchase shares of our common stock which had an estimated fair value of $8.2 million at issuance (based on the Black-Scholes option pricing model and before issuance costs);

•	we entered into settlement and release agreements with the senior mezzanine lenders and the junior mezzanine lenders to the Transeastern JV which released us from our potential obligations to them; and

•	we entered into a settlement and mutual release agreement with Falcone/Ritchie LLC and certain of its affiliates (the “Falcone Entities”) concerning the Transeastern JV, one of which owned 50% of the equity interests in the Transeastern JV and, among other things, released the Falcone Entities from claims under the 2005 asset purchase agreement pursuant to which we acquired our interest in the Transeastern JV. Pursuant to the settlement agreement, we remain obligated on certain indemnification obligations, including, without limitation, certain land bank arrangements.
     To effect the settlement of the Transeastern JV dispute, on July 31, 2007, we also entered into:
•	an amendment to our $800.0 million revolving loan facility dated January 30, 2007;

•	a new $200.0 million aggregate principal amount first lien term loan facility; and

•	a new $300.0 million aggregate principal amount second lien term loan facility.
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
     In connection with the Transeastern JV settlement, we recognized a loss of $426.6 million, of which $32.0 million was recognized during the three months ended June 30, 2007, $119.6 million was recognized during the remainder of 2007 and $275.0 million was recognized during 2006.
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

5. Investments in Unconsolidated Joint Ventures
     We have entered into strategic joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In some cases our Chapter 11 filings have constituted an event of default under the joint venture lender agreements which have resulted in the debt becoming immediately due and payable, limiting the joint ventures’ access to future capital. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation, violations of environmental laws and similar acts. In some cases, we have agreed to make capital contributions to the joint venture sufficient to comply with a specified debt to value ratio. Our obligations become full recourse upon certain bankruptcy events with respect to the joint venture. At June 30, 2008 and December 31, 2007, we had investments in unconsolidated joint ventures of $8.7 million and $9.0 million, respectively. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At June 30, 2008 and December 31, 2007, we had receivables of $0.1 million and $0.3 million net of allowances, respectively, from these joint ventures due to loans and advances, unpaid management fees and other items.
     In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We earned management fees from these unconsolidated entities of $0 and $4.5 million for the three months ended June 30, 2008 and 2007, respectively, and $0.1 million and $8.1 million for the six months ended June 30, 2008 and 2007, respectively. These fees are included in income (loss) from unconsolidated joint ventures in the accompanying unaudited consolidated statements of operations.
     We evaluated the recoverability of our investments in and receivables from unconsolidated joint ventures under APB 18 and SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), and recorded total impairments of investments in unconsolidated joint ventures of $2.3 million for the three months ended June 30, 2008 and $2.8 million and $5.5 million for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, the accrual related to joint venture obligations was $59.5 million and $74.6 million, respectively, which primarily relates to limited guarantees we issued in connection with our unconsolidated joint ventures. As explained in further detail below, the decrease in the accrual is primarily due to the reduction of loss accruals totaling $11.6 million for certain joint venture obilgations established in 2007 and reversed during the three months ended June 30, 2008.
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
TOUSA/Kolter Joint Venture
     In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain plans. The loans required, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforeseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. On June 21, 2007, and in response to missing the development deadline, TOUSA/Kolter amended the existing loan agreements and we amended the Performance and Completion Agreement to extend the Performance and Completion Agreement development deadline to May 31, 2008. The amendments to the term loan agreements increased the interest rate on the senior term loan by 100 basis points to LIBOR plus 3.25% and by 50 basis points to LIBOR plus 8.5% for the senior subordinated term loan. As a condition to the amendment, we agreed with Kolter Real Estate Group LLC to be responsible for the additional 150 basis points; accordingly, this would be a cost of the lots we acquired from TOUSA/Kolter. The amendment also required us to increase our existing letter of credit by an additional $1.8 million to $12.1 million and place an additional $3.0 million cash deposit on the remaining lots under option. The $3.0 million was used by TOUSA/Kolter to pay down a portion of the senior term loan.

     As we had abandoned our rights under the option contract due to non-performance, we recorded an obligation of $12.1 million for the letter of credit we anticipated would be drawn, wrote-off the $3.0 million cash deposit and $1.0 million in capitalized pre-acquisition costs in 2007. In 2008, the letter of credit was drawn and used to reduce the joint venture’s term loan outstanding.
     The lenders to the joint venture have declared the loan to the venture to be in default. The Remargining Agreement requires us to pay to the Administrative Agent, upon default of the joint venture, an amount necessary to decrease the principal balance of the loan so that the outstanding balance does not exceed 70% of the value of the joint venture’s assets. Based on the estimated fair value of the assets of the joint venture, we recorded a $54.0 million obligation (which included the $12.1 million letter of credit accrual) in 2007 in connection with our obligation under the re-margining provisions of the loan agreement. We did not record any additional contingent liability under the completion guarantee as the $54.0 million accrual represented the full debt obligation of the joint venture. At December 31, 2007, the obligation of $54.0 million is included in accounts payable and other liabilities in the accompanying unaudited consolidated statements of financial condition. As result of the 2009 transaction discussed below, we reduced the obligation for $8.5 million of loan forgiveness, $11.7 million of drawn letters of credit and $2.3 million of escrowed interest applied to the loan balance, leaving a remaining obligation at June 30, 2008 of $31.5 million, which is included in liabilities subject to compromise in the accompanying unaudited consolidated statement of financial condition.
     During 2007, we evaluated the recoverability of our investment and receivables from TOUSA/Kolter for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $58.8 million representing the full carrying value of our investment in and receivables from TOUSA/Kolter, net of deferred gains of $12.8 million, which were deferred as a result of the contributed assets and contract assignments to TOUSA/Kolter. Additionally, in 2007 we recorded an obligation of $18.9 million for performance bonds and letters of credit that we placed on behalf of the joint venture, as we considered it probable that we would be required to reimburse these amounts for development remaining to be completed. At June 30, 2008 and December 31, 2007, the obligation for performance bonds and letters of credit of $13.7 million and $18.9 million, respectively, is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     On January 28, 2009, we entered into an agreement with CC Loan Acquisition LLC, which had purchased the loans to the joint venture and the Community Development District Bonds related to the project. The joint venture deeded the property to CC Loan Acquisition LLC and received an extension of the maturity of the “B Bonds” until May 1, 2013. A portion of the outstanding joint venture indebtedness was also satisfied and the amount collectible from CC Loan Acquisition LLC under filed proofs of claim related to the Completion Agreement was limited. This agreement was approved by the Bankruptcy Court on January 9, 2009.
Centex/TOUSA at Wellington, LLC
     In December 2005, we entered into a joint venture with Centex Corporation to form Centex/TOUSA at Wellington, LLC (“Centex/TOUSA at Wellington”) for the purpose of acquiring, developing and selling approximately 264 homesites in a community in South Florida. The joint venture obtained a term loan of which $31.0 million was outstanding as of June 30, 2008 and December 31, 2007. The credit agreement requires us to construct and complete the horizontal development of the lots and related infrastructure in accordance with certain agreed upon plans. On August 31, 2007, Centex/TOUSA at Wellington received a notice from the lender requiring the joint venture members to contribute approximately $10.0 million to the joint venture to reduce the outstanding term loan in order to comply with the 60% loan-to-value ratio covenant. We have not made the required equity contribution.
     We evaluated the recoverability of our investment in and receivables from Centex/TOUSA at Wellington for impairment under APB 18 and SFAS 114 respectively, and recorded an impairment of $27.0 million representing the full carrying value of our investment in and receivables from Centex/TOUSA during 2007. Based on the estimated fair value of the assets of the joint venture, we recorded a $15.5 million obligation in 2007, in connection with our obligation under the re-margining provisions of the loan agreement which represents our portion of the joint venture’s outstanding debt. We did not record any additional contingent liability under the completion guarantee as the $15.5 million accrual represents our portion of the full joint venture debt obligation. At June 30, 2008 and December 31, 2007, the $15.5 million obligation is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
Layton Lakes Joint Venture
     In connection with our joint venture with Lennar Corporation (the “Layton Lakes Joint Venture”) to acquire and develop land, townhome properties and commercial property in Gilbert, Arizona, we entered into a Completion and Limited Indemnity Agreement for the benefit of the lender to the joint venture.
     We evaluated the recoverability of our investment in and receivables from the Layton Lakes Joint Venture for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $24.9 million representing the full carrying value of our investment in and receivables from the Layton Lakes Joint Venture during 2007. At that time, we did not record any obligation under the re-margining provision as we were not a party to the re-margining agreement. The remargining agreement required that the outstanding loan balance not exceed 65% of the value of the joint venture’s assets. Additionally, in 2007 we recorded an obligation of $4.4 million for performance bonds that we placed on behalf of the joint venture, as we considered it probable that we would be required to reimburse these amounts for development remaining to be completed. We did not record any additional contingent liability under the completion guarantee as based on the estimated fair value of the assets of the joint venture, we did not believe that it was probable that we would be called to perform under the completion obligation.
     The joint venture also breached various other loan covenants. As a result of our defaults, including our failure to maintain a required net worth, we did not have the right to take down lots or vote as a member of the joint venture.

     Tousa, Tousa Homes, Inc., Lennar and the Town of Gilbert, Arizona entered into a series of agreements pursuant to which, among other things, we have surrendered our interest in the joint venture and have paid $1.3 million toward completion of certain offsite improvements. In exchange, we have been granted an option to continue acquiring lots and the Town of Gilbert has agreed to issue certificates of occupancy for certain homes under construction. Tousa, Tousa Homes, Inc., Lennar and Bank Midwest each agreed to mutual releases of claims related to the Layton Lakes Joint Venture. The Bankruptcy Court approved these agreements on November 25, 2008. As a result of this settlement and certain work performed by our joint venture, we reversed $4.3 million of our accrual for estimated obligations under the performance bonds during the six months ended June 30, 2008.
Other
     Certain of our other ongoing unconsolidated land development joint ventures have outstanding debt obligations totaling $17.6 million and $20.6 million at June 30, 2008 and December 31, 2007, respectively. These joint venture borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint venture defaults and to indemnify the lenders for losses resulting from fraud, misappropriation, violations of environmental laws and similar acts.
     Summarized in the tables below is the unaudited condensed combined financial information related to our ongoing unconsolidated land development joint ventures, primarily located in Texas, for which we have investments that are accounted for under the equity method of accounting, excluding those joint ventures discussed above in which we have written off our investment (in millions):

	June 30,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$2.8	$3.2
Inventories	38.1	39.0
Other assets	5.1	0.9

Total assets	$46.0	$43.1

Liabilities and equity:
Accounts payable and other liabilities	2.7	5.1
Notes payable	17.6	20.6
Equity of:
TOUSA, Inc.	12.7	7.9
Others	13.0	9.5

Total equity	25.7	17.4

Total liabilities and equity	$46.0	$43.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$4.5	$4.0	$6.7	$20.0
Cost and expenses	3.9	4.0	5.8	20.0

Net income	$0.6	$—	$0.9	$—

6. Other Assets
     Other assets consist of the following (in millions):

	June 30,	December 31,
	2008	2007
Homebuilding:
Income taxes receivable	$—	$218.4
Accounts receivable	25.8	34.7
Deferred finance costs, net	—	55.8
Prepaid expenses	17.7	20.3
Other assets	17.8	0.8

Total other assets	$61.3	$330.0

     During the three and six months ended June 30, 2008, we wrote off $3.0 million and $54.4 million, respectively, of deferred finance costs related to our unsecured and under-secured debt obligations which have been classified as liabilities subject to compromise and are recorded at amounts expected to be allowed by the Bankruptcy Court.
     In April 2008, we received a $207.3 million refund of previously paid income taxes for 2005 and 2006 through the carryback of our taxable loss from 2007 of which $175.0 million has been has been included in restricted cash at June 30, 2008 as required by the cash collateral order (see Note 1).

7. Goodwill
     Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the net assets acquired. Additional consideration paid in subsequent periods under the terms of purchase agreements is included as acquisition costs.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment annually or more frequently if certain impairment indicators are present. For purposes of the impairment test, we consider each homebuilding and financial services entity a reporting unit. Our impairment test is based on discounted cash flows derived from internal projections. This process requires us to make assumptions on future revenues, costs, and timing of expected cash flows. Due to the degree of judgment required and uncertainties surrounding such estimates, actual results could differ from such estimates. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations. During the three months ended June 30, 2008, we determined that the challenging housing market and the asset impairments taken in certain of our homebuilding divisions were indicators of impairment. We performed our interim impairment tests and determined that there was a goodwill impairment for the three months ended June 30, 2008 of $11.2 million ($1.6 million related to the Mid-Atlantic region and $9.6 million related to the Texas region). During 2007, we recorded goodwill impairments in our Virginia ($6.5 million), Mid-Atlantic ($21.2 million) and Las Vegas ($10.5 million) divisions; accordingly, we recognized a $38.2 million goodwill impairment charge for the three and six months ended June 30, 2007. Additionally, during the six months ended June 30, 2007, we wrote-off $3.1 million of goodwill related to our Dallas division that has been accounted for as a discontinued operation.
     At June 30, 2008, there is no remaining goodwill. At December 31, 2007, total goodwill is $11.2 million, which consists of $1.6 million related to the Mid-Atlantic region and $9.6 million related to the Texas region.
8. Accounts Payable and Other Liabilities
     Accounts payable and other liabilities consist of the following (in millions):

	June 30,	December 31,
	2008	2007
Homebuilding:
Accounts payable	$36.4	$41.8
Interest	8.1	48.4
Compensation	13.1	14.8
Taxes, including income and real estate	13.2	22.6
Accrual for unpaid invoices on delivered homes	20.0	27.9
Accrued expenses	8.4	90.7
Community development district bond obligations	27.7	29.6
Obligations related to unconsolidated joint ventures	—	74.6
Accrued letters of credit expected to be drawn	—	43.6
Warranty costs	3.8	5.0
Deferred revenue	0.1	2.8

Total accounts payable and other liabilities(1)	$130.8	$401.8

(1)	Certain accounts payable and other liabilities at June 30, 2008 have been classified as liabilities subject to compromise (see Note 2).
     In connection with the development of certain of our communities, community development or improvement districts may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements. Some bonds are repaid directly by us while other bonds only require us to pay non-ad valorem assessments related to lots not yet delivered to residents. These bonds are typically secured by the property and are repaid from assessments levied on the property over time. We also guarantee district shortfalls under certain bond debt service agreements when the revenues, fees and assessments, which are designed to cover principal, interest and other operating costs of the bonds, are insufficient. In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we record a liability for future assessments, which are fixed and determinable for a fixed or determinable period. In addition and in accordance with SFAS 5, we evaluate whether we are contingently liable for any of the debt related to the bond issuance. Community development district bond obligations were $27.7 million and $29.6 million at June 30, 2008 and December 31, 2007, respectively.
     At June 30, 2008, we have total outstanding performance / surety bonds of $170.1 million related to land development activities and have estimated our exposure on our outstanding surety bonds to be $58.6 million based on land development remaining to be completed. At June 30, 2008 and December 31, 2007, our accrual totaled $42.0 million and $48.0 million, respectively, for surety bonds where we consider it probable that we will be required to reimburse the surety for amounts drawn related to defaulted agreements, which is included as a liability subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.

9. Homebuilding and Financial Services Borrowings
Homebuilding Borrowings
     Homebuilding borrowings consist of the following (in millions):

	June 30,	December 31,
	2008	2007
Revolving Loan Facility	$272.8	$168.5
First Lien Term Loan Facility due 2012	199.0	199.0
Discount on First Lien Term Loan Facility(1)	—	(1.8)
Second Lien Term Loan Facility due 2013	340.5	317.1
Discount on Second Lien Term Loan Facility(1)	—	(2.8)
Senior notes due 2010, at 9%	300.0	300.0
Senior notes due 2011, at 8 1/4%	250.0	250.0
Discount on senior notes(1)	—	(2.5)
Senior subordinated notes due 2012, at 10 3/8%	185.0	185.0
Senior subordinated notes due 2011, at 7 1/2%	125.0	125.0
Senior subordinated notes due 2015, at 7 1/2%	200.0	200.0
Premium on senior subordinated notes(1)	—	3.7
Senior Subordinated PIK Notes due 2015, at 14 3/4%	23.1	21.3
Discount on Senior Subordinated PIK Notes(1)	—	(8.7)

	1,895.4	1,753.8
Less: Amounts classified as liabilities subject to compromise (see Note 2)	(1,895.4)	—

	$—	$1,753.8

(1)	During the six months ended June 30, 2008, we wrote-off $11.9 million of debt premium and discounts related to our debt obligations which have been classified as liabilities subject to compromise (see Note 2).
     The filing of the Chapter 11 cases triggered repayment obligations under a number of instruments and agreements relating to our direct and indirect financial obligations. As a result, all our borrowings became automatically and immediately due and payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 cases.
     We are authorized by the Bankruptcy Court order to use cash collateral of our first lien and second lien lenders in a manner consistent with a budget negotiated by the parties. The order further provided for the pay-down of $175.0 million to our first lien term secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. We also have the right to pay-down an additional $15.0 million to our first lien secured lenders. As of March 6, 2009, we had paid-down approximately $143.0 million to the first lien secured lenders. We may incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. We have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     We and the first lien lenders reached an agreement to extend the use of cash collateral until April 30, 2009 on terms substantially similar to those in the original cash collateral order. The new cash collateral order was approved by the Bankruptcy Court on January 28, 2009. If we fail to comply with the order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
Revolving Loan Facility and First and Second Lien Term Loan Facilities
     To effect the TE Acquisition, on July 31, 2007, we entered into (1) the $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (2) the $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”). At June 30, 2008 and December 31, 2007, we had $272.8 million and $168.5 million, respectively, outstanding under our revolving loan facility (the “Revolving Loan Facility”). There is no additional capacity available under the Revolving Loan Facility other than for letters of credit presented to the bank. The Revolving Loan Facility expires on March 9, 2010. The First Lien Term Loan Facility expires on July 31, 2012 and the Second Lien Term Loan Facility expires on July 31, 2013. At June 30, 2008, the Revolving Loan Facility and the Facilities are classified as liabilities subject to compromise (see Note 2).
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

Senior Notes and Senior Subordinated Notes
     Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-Guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt. The indentures governing the senior notes and senior subordinated notes generally require us to maintain a minimum consolidated net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or declare dividends or other restricted payments, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts and merge or consolidate with other entities. Interest on our outstanding senior notes and senior subordinated notes is payable semi-annually. In accordance with SOP 90-7, as of January 29, 2008, the petition date, we ceased accruing interest on the senior notes and the senior subordinated notes as these are unsecured claims and are not entitled to interest upon filing of petitions for relief under Chapter 11. At June 30, 2008, the senior notes and senior subordinated notes are classified as liabilities subject to compromise (see Note 2).
Special Interest
     In connection with the issuance of the $250.0 million 8 1 / 4 % senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes. The registration statement was not declared effective within the required 180 days of issuance and was withdrawn in 2008. As a result, on October 9, 2006, in accordance with their terms, the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and increases by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. In accordance with SOP 90-7, as of January 29, 2008, the petition date, we ceased accruing special interest and reversed $2.3 million of the interest expense that had been previously accrued as these are unsecured claims and not entitled to interest upon filing petitions for relief under Chapter 11.
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
     At June 30, 2008, the PIK Notes are classified as liabilities subject to compromise (see Note 2).
Financial Services Borrowings
     On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting and closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008. Effective April 1, 2008, we began to account for the venture as an equity-method investment.

     Until December 4, 2008, the joint venture had two warehouse lines of credit in place to fund the origination of residential mortgage loans. The revolving warehouse line of credit (the “Warehouse Line of Credit”), which was entered into on December 5, 2007, provided for revolving loans of up to $25.0 million. The Warehouse Line of Credit replaced the $100.0 million revolving warehouse line of credit that expired on December 8, 2007. From January 25, 2008 through December 4, 2008, the availability under the Warehouse Line of Credit was reduced to $15.0 million. The $150.0 million mortgage loan purchase facility (“Purchase Facility”) was amended to decrease the size of the facility to $75.0 million. From January 25, 2008 through December 4, 2008, the availability under the Purchase Facility was reduced to $40.0 million. However, we had agreed with the lender not to utilize these facilities. The Warehouse Line of Credit bore interest at the 30-day LIBOR rate plus a margin of 2.0%, was secured by funded mortgages, which were pledged as collateral, and required our mortgage subsidiary to maintain certain financial ratios and minimums. The Warehouse Line of Credit also placed certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities. Our mortgage subsidiary was in compliance with all covenants and restrictions at June 30, 2008. At June 30, 2008, our mortgage subsidiary had no outstanding borrowings.
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
     We are subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. We have effectively closed all U.S. federal income tax matters for years through 2004. The Internal Revenue Service has informed us that it will be examining our consolidated tax return for fiscal years 2005 through 2007 under the normal procedures applicable to taxpayers with refunds in excess of $2.0 million, which are subject to Joint Committee on Taxation reviews. Management believes that the tax liabilities recorded are adequate and the tax refunds received properly reflect the amounts due to us from the applicable taxing authorities. However, a significant assessment against us could have a material adverse effect on our financial position, results of operations or cash flows.
     It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense.
     SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. We assess our deferred tax assets quarterly to determine if valuation allowances are required. Pursuant to SFAS 109, we were unable to record an income tax benefit for the three and six months ended June 30, 2008, as all recognizable tax benefits under current tax law were recorded in prior years. Our valuation allowance increased by $132.5 million and $232.4 million, respectively, for the three and six months ended June 30, 2008 to $738.1 million at June 30, 2008.
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
     During the three and six months ended June 30, 2008, we recorded $0.7 million of additions to unrecognized tax benefits under FIN 48, consisting primarily of interest on previously recorded amounts.
11. Commitments and Contingencies
     We are involved in various claims and actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our unaudited consolidated financial position or results of operations.
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
     During the six months ended June 30, 2008 and 2007, the activity in our warranty cost accrual consisted of the following (in millions):

	Six Months Ended
	June 30,
	2008	2007
Accrued warranty costs at January 1	$5.0	$7.4
Liability recorded for warranties issued during the period	1.7	2.7
Warranty work performed	(6.3)	(4.2)
Adjustments	3.4	1.0

Accrued warranty costs at June 30	$3.8	$6.9

     To address potential homebuyer concerns regarding fulfillment of warranty obligations at the inception of our Chapter 11 cases, we entered into an agreement with a third party to guarantee our warranty obligations for the first ten years after closing and assume all liability for structural claims in years three through ten. The agreement covered all homes in backlog on January 21, 2008 and all homes sold or delivered between January 21, 2008 and June 30, 2008.
Letters of Credit and Performance Bonds
     We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and deposits on homesite purchase contracts. Under these arrangements, we had total outstanding letters of credit of $31.7 million as of June 30, 2008. As a result of abandoning our rights under option contracts, as of June 30, 2008, we accrued $4.8 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts. From July 1, 2008 through February 28, 2009, an additional $2.5 million of letters of credit have been drawn related to the abandonment of option contracts which have increased our borrowings outstanding under our Revolving Loan Facility. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount.
     At June 30, 2008, we have total outstanding performance / surety bonds of $170.1 million related to land development activities and have estimated our exposure on our outstanding surety bonds to be $58.6 million based on land development remaining to be completed. At June 30, 2008 and December 31, 2007, our accrual totaled $42.0 million and $48.0 million, respectively, for surety bonds where we consider it probable that we will be required to reimburse the surety for amounts drawn related to defaulted agreements, which is included as a liability subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     Until the establishment of a surety bond program in January 2009, we had no ability to obtain new surety bonds or letters of credit and in some cases, had to post cash deposits with government entities or escrow agents. Under the program approved by the Bankruptcy Court, we have an aggregate $15.0 million available for surety bonds. Surety bonds are issued after notice to creditors who have a right to object. The surety bonds are collateralized by cash deposits maintained in escrow accounts. At February 28, 2009, $2.5 million was maintained as collateral for surety bonds.
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
Securities Class Action Lawsuit
     Beginning in December 2006, various stockholder plaintiffs brought lawsuits seeking class action status in the United States District Court for the Southern District of Florida. The actions were consolidated, and the consolidated suit is pending under the caption Durgin, et al., v. TOUSA, Inc., et al., No. 06-61844-CIV. On September 7, 2007, the Court appointed Diamondback Capital Management, L.C. (“Diamondback”) as the lead plaintiff and approved Diamondback’s selection of counsel. Diamondback filed a consolidated complaint on November 2, 2007. The consolidated complaint set forth a proposed class period of August 1, 2005 to March 19, 2007 and alleged that TOUSA’s public filings and other public statements were false and misleading in describing the financing for the Transeastern Joint Venture as non-recourse to TOUSA, and in describing the Transeastern Joint Venture’s financial condition during the class period. Plaintiffs also alleged in the consolidated complaint that certain public filings and statements were misleading or suffered from material omissions in failing to fully disclose or describe the Completion and Carve-Out Guarantees that TOUSA executed in support of the Transeastern Joint Venture’s financing. The consolidated complaint included claims under Section 11 of the Securities Act for strict liability and negligence regarding the registration statements and prospectus associated with the September 2005 offering of four million shares of stock. Plaintiffs asserted related claims against certain of the defendants as controlling persons responsible for the statements in the registration statements and prospectus. Finally, plaintiffs alleged claims under Section 10(b) of the Exchange Act for fraud with respect to various public statements regarding the non-recourse nature of the Transeastern debt, regarding the Completion and Carve-Out Guarantees, and regarding the financial condition of the Transeastern Joint Venture. Plaintiffs sought by way of the consolidated complaint compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of TOUSA common stock and purchasers and sellers of options on TOUSA common stock.

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
     On September 19, 2008, the Bricklayers filed a Consolidated Amended Class Action Complaint (the “amended complaint”). This amended complaint dropped many of the parties previously named as defendants in the consolidated complaint, including TOUSA, leaving only Antonio B. Mon, Tommy McAden, David J. Keller and Randy L. Kotler as defendants in the suit. The amended complaint also dropped the Section 11 and Section 15 claims, leaving the claims under Section 10(b) of the Exchange Act and Rule 10b-5, as well as the claims made under Section 20(a) of the Exchange Act. Defendants Mon, Keller and Kotler filed motions to dismiss the amended complaint on November 21, 2008. Defendant McAden had not yet been served, but his counsel recently entered an appearance and filed a motion to dismiss on March 2, 2009. The deadline for the plaintiffs’ opposition to the motions to dismiss has been extended to March 24, 2009. Defendants will have an opportunity to file replies in support of their motions to dismiss. A trial date has not yet been set.
Proceeding by Official Committee of Unsecured Creditors
     In re TOUSA, Inc., Docket No. 08-10928-JKO; Adv. Pro No. 08-1435-JKO. We and certain of our subsidiaries are involved in an adversary proceeding brought as part of our Chapter 11 proceedings. On July 14, 2008, the Official Committee of Unsecured Creditors of TOUSA, Inc. (the “Committee”) commenced an adversary proceeding (the “Committee Action”) as part of our and certain of our subsidiaries’ (collectively, the “Debtors”) Chapter 11 proceedings in United States Bankruptcy Court for the Southern District of Florida. The Debtors were originally non-parties to the Committee Action, but have since been named as third-party defendants by two of the original defendants in the Committee Action.
     The Committee Action seeks to avoid certain allegedly fraudulent and preferential pre-petition transfers of up to $800 million the Debtors made in connection with the settlement of litigation related to the Transeastern Joint Venture (the “Transeastern Settlement”), and further seeks to avoid as a preferential transfer any security interest that may have been granted by any of the Debtors to certain lenders in a tax refund of approximately $207.0 million that the Debtors received in 2008. The Committee’s original complaint (the “Complaint”) named over 60 defendants, including the lenders under the credit agreements funding the Transeastern Joint Venture (the “Transeastern Lenders”), as well as the original lenders (and their successors and assigns) and administrators under the credit agreements entered into as a result of the Transeastern Settlement (the “New Credit Agreements”). The Debtors are not defendants to the Committee Action.
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
     On October 17, 2008, the Committee filed an Amended Complaint. The Amended Complaint contained additional allegations regarding the Revolver, and added new defendants. Citicorp has moved to dismiss the claims in the Amended Complaint relating to the Revolver. In addition, the Transeastern Lenders have moved to dismiss all claims against them. The Court denied the Transeastern Lenders’ motion to dismiss. The Court granted Citicorp’s motion to dismiss the Revolver claims in the Amended Complaint, but again granted the Committee leave to file a second amended complaint consistent with the Court’s specific guidance on the revolver issue. After initially filing a Second Amended Complaint again including claims related to the Revolver, on February 4, 2009, the Committee filed a Third Amended Complaint which did not include claims relating to the Revolver. The Committee has, however, appealed to the District Court the dismissal of the Revolver claims in the Amended Complaint.
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
     On November 6, 2008, Wells Fargo Bank, N.A., in its capacity as the Second Lien Term Agent, filed its answer to the Committee’s Amended Complaint in the Committee Action, and filed a third-party complaint (the “Wells Fargo Third-Party Complaint”) against TOUSA, Inc. and each of the Debtor signatories, co-borrowers and co-guarantors under the Second Lien Term Loan (except for Engle/Gilligan, LLC, Engle Homes Delaware, Inc., Newmark Homes Business Trust, TOUSA Delaware, Inc., and TOUSA Funding, LLC). The Wells Fargo Third-Party Complaint alleges that, to the extent the Committee establishes its allegations in the Committee Action, the defendants to the Wells Fargo Third-Party Complaint will have “materially breached the Second Lien Term Loan” by “(a) not having assets whose fair value exceeded their debts and liabilities, subordinated, contingent or otherwise, (b) not having assets whose fair saleable value exceed their debts and other liabilities, subordinated, contingent or otherwise, (c) not being able to pay their debts and liabilities, subordinated, contingent, or otherwise, and/or (d) having unreasonably small capital with which to conduct their business.” On November 25, 2008, the Debtors filed their answer to the Wells Fargo Third-Party Complaint, generally denying Wells Fargo’s allegations and asserting affirmative defenses.
     On February 24, 2009, the Senior Transeastern Lenders and the CIT Group/Business Credit, Inc. (“CIT”) each filed a Counterclaim and Third-Party Complaint against certain of the Debtors. The Senior Transeastern Lenders and CIT allege that they are entitled to indemnification against any recovery the Committee receives as a result of the Committee’s fraudulent transfer claims under the terms of the August 1, 2005 Senior Credit Agreement signed by certain of the Debtors in connection with the formation of the Transeastern Joint Venture. The Senior Transeastern Lenders and CIT seek recoupment for the full amount of any recovery against them on each of the Committee’s fraudulent transfer claims. Under the current schedule, the Debtors have until March 20, 2009 to respond to the Counterclaims and Third-Party Complaints.
     Discovery in the Committee Action, the Citicorp Third-Party Complaint, and the Wells Fargo Third-Party Complaint is currently ongoing. Pursuant to the amended case management order entered by the Court on November 11, 2008, current and former employees of the Debtors the parties and various non-parties have been deposed.
     On February 26, 2009, the court entered an order granting the Debtors’ motion to compel mediation of the case. The non-binding mediation is currently scheduled to take place on March 23, 2009 and March 24, 2009.
     Trial is currently scheduled for the weeks of July 13, 2009 and July 20, 2009.
     On October 26, 2007, the TOUSA Board of Directors received a letter from counsel to a group of holders of TOUSA senior and subordinated notes (the“Noteholder Group”). TOUSA did not file for bankruptcy protection as requested by the Noteholder Group, but did later file for bankruptcy on January 2008. On February 27, 2009 the Official Committee of Unsecured Creditors of TOUSA filed a motion seeking standing to pursue claims against members of certain Debtor-Subsidiaries’ boards of directors as well as the majority shareholder of TOUSA, Tech SA, in connection with the July 31, 2007 transaction.
Vista Lakes
     Plaintiffs, purchasers of homes in the Vista Lakes community near Orlando, filed a class action complaint alleging that their homes were built on the site of a former bombing range. The plaintiffs seek recovery under theories of fraud, breach of contract, strict liability, negligence, and civil conspiracy. Because the plaintiffs named debtor defendants Tousa, Inc., Tousa Homes, Inc., d/b/a Engle Homes Orlando and Tousa Homes, LP as defendants in this action, the action was removed to federal court. The plaintiffs then agreed to dismiss the debtor defendants and the parties entered into a stipulation for remand. The state court case was re-opened and the parties remaining as defendants included Universal Land Title, Inc. and Preferred Home Mortgage Company.
     Universal Land Title, Inc. and Preferred Home Mortgage Company filed a motion to dismiss the second amended complaint. On February 13, 2009, the court dismissed all nine counts of the second amended complaint as to both Universal Land Title, Inc. and Preferred Home Mortgage Company, but granted Plaintiffs leave to amend their complaint by March 23, 2009.
     Based upon the early stage of the litigation, and depending upon whether Plaintiffs will choose to pursue any claims against Universal Land Title, Inc. or Preferred Home Mortgage Company by filing a third amended complaint, we are unable to evaluate the likelihood of an unfavorable outcome or the range of liability in such event.
Chinese Drywall
     TOUSA Homes, Inc. was named as a defendant in a purported class action lawsuit pending in the United States District Court for the Southern District of Florida on behalf of certain homeowner plaintiffs in Southwest Florida. (Karen Vickers, et al., v. TOUSA Homes, Inc., et al., No. 09-20510-CIV-GOLD/MCALILEY). The lawsuit has been filed, but TOUSA has not been served.
     The complaint alleges the plaintiff homeowners were sold homes containing drywall that is inherently defective, (“Chinese Drywall”), because it emits various sulfide gasses and/or other chemicals through “off gassing” that purportedly causes property damage and potential health hazards. Only one TOUSA homeowner is named as a plaintiff.
     Due to the Chapter 11 cases, Plaintiff’s counsel has agreed not to serve TOUSA. TOUSA is currently in the process of filing a motion to have all claims against TOUSA dismissed based on the protection of the bankruptcy filing.
     TOUSA is in the process of responding to notice of the alleged defect and of the plaintiff homeowners intent to file the class action lawsuit pursuant to Florida Statutes chapter 558.
     TOUSA Homes, Inc. was named, but has not been served in an additional purported class action lawsuit making similar allegations (Joyce Dowdy Revocable Trust, et. al v. Tousa Homes, Inc. et. al).
     Diligence is currently being conducted by TOUSA to determine the number of homes sold and unsold containing the Chinese drywall product which is alleged to be defective.
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

Informal Inquiry
     In the Matter of TOUSA, Inc. SEC Inquiry, File No. FL-3310. In June of 2007, we were contacted by the Miami Regional Office of the SEC requesting the voluntary provision of documents, and other information from us, relating primarily to corporate and financial information and communications related to the Transeastern JV. The SEC has advised us that this inquiry should not be construed as an indication that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. We have cooperated with the inquiry and have not received any further requests in a number of months.
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
     At June 30, 2008 and December 31, 2007, the preferred stock redemption amount includes amounts representing dividends not currently declared or paid but which will be payable under the redemption features. The preferred stock is currently redeemable because redemption of the instrument, absent the existence of the share settled conversion option, is certain to occur at maturity. At June 30, 2008, the accreted redemption balance is $0.8 million.
     The preferred stock contains a contingent dividend feature, which provides for an increase in the dividend rate of 0.25% during the period in which the Company fails to register the underlying common stock. This increase in the dividend rate becomes effective after 270 days. The contingent dividend feature constitutes an obligation to make future payments or otherwise transfer consideration under a registration payment arrangement. In accordance with FSP EITF No. 00-19-2, Accounting for Registration Payment Arrangements, the contingent dividend feature should be separately recognized and measured in accordance with SFAS 5. At June 30, 2008, $0.4 million was accrued for our obligation under the registration payment arrangement. Although there is no limitation on the amount that could be paid under this arrangement, our estimate is based on our estimated date of exit from bankruptcy of June 2009 since this liability is expected to be extinguished as part of the Chapter 11 cases.
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
     Dividends and amortization of the discount of the preferred stock are recorded as charges to retained earnings or additional paid in capital, if there are no retained earnings, and reduce net income in the determination of income available to shareholders for the purposes of computing basic and diluted earnings per share. For the three and six months ended June 30, 2008, dividends on and accretion of preferred stock was $2.5 million and $5.2 million, respectively, which was recorded as a charge to additional paid-in-capital.
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

NYSE Delisting
     Effective November 19, 2007, NYSE Regulation, Inc. suspended our common stock and debt securities from trading on the NYSE. We appealed the suspension. Following our suspension from the NYSE, we began trading on the Pink Sheet Electronic Quotation Service. On February 15, 2008, the NYSE denied our appeal and affirmed the decision to suspend trading in our common stock and debt securities. On March 3, 2008, the NYSE filed Forms 25, Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, with the SEC of its intention to remove our common stock, 9% Senior Notes due July 1, 2010, 9% Senior Notes due July 1, 2010, 7 1 / 2 % Senior Subordinated Notes due March 15, 2011, 7 1 / 2 % Senior Subordinated Notes due January 15, 2015 and the 10 3 / 8 % Senior Subordinated Notes due July 1, 2012 at the opening of business May 13, 2008. Our common stock and debt securities were delisted on that date.
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
     During the three months ended June 30, 2008 and 2007, we recognized compensation expense related to stock options of $0.7 million and $0.9 million, respectively. During the six months ended June 30, 2008 and 2007, we recognized compensation expense related to stock options of $1.7 million and $2.0 million, respectively. At June 30, 2008 and December 31, 2007, outstanding stock options totaled 7.5 million and 7.8 million, respectively. During the six months ended June 30, 2008, 220,625 stock options were forfeited.
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
     Evaluation of segment performance is based on the segment’s results of operations without consideration of income taxes. Results of operations for our four homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings from unconsolidated joint ventures, and other income / expense less the cost of homes and land sold and selling, general and administrative expenses. The results of operations for our Financial Services segment consists of revenues generated from mortgage financing, title insurance and other ancillary services less the cost of such services and certain selling, general and administrative expenses. Effective April 1, 2008, our mortgage subsidiary became part of a joint venture and has been accounted for as an equity-method investment (see “Mortgage Joint Venture” discussion in Note 1).
     The operational results of each of our segments are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The following tables set forth the financial information relating to our operations, presented by segment (in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Homebuilding:
Florida(2)	$109.9	$218.2	$230.5	$475.5
Mid-Atlantic	13.9	62.5	30.6	114.7
Texas(1)	103.9	170.8	212.3	320.0
West	66.5	114.2	116.1	216.2

Total Homebuilding	294.2	565.7	589.5	1,126.4
Financial Services	3.3	11.0	9.1	23.0

Total revenues	$297.5	$576.7	$598.6	$1,149.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Loss (income) from unconsolidated joint ventures:
Florida	$—	$2.5	$—	$0.4
Mid-Atlantic	—	(2.6)	—	(0.7)
Texas	—	—	(0.2)	—
West(3)	—	1.6	(0.1)	(0.1)

	—	1.5	(0.3)	(0.4)

Impairments (recoveries) on unconsolidated joint ventures:
Florida	(10.8)	—	(10.7)	5.5
Texas	2.3	—	2.3	—
West	(0.8)	—	(0.4)	—

	(9.3)	—	(8.8)	5.5

Loss (income) from unconsolidated joint ventures after impairments	$(9.3)	$1.5	$(9.1)	$5.1

Results of Operations:
Homebuilding:
Florida(2)	$(143.4)	$(14.7)	$(247.5)	$9.1
Mid-Atlantic	(19.9)	(42.1)	(28.3)	(45.7)
Texas(1)	(22.4)	14.4	(17.3)	28.7
West	(142.5)	(47.2)	(218.4)	(76.8)

Total Homebuilding	(328.2)	(89.6)	(511.5)	(84.7)
Financial Services	(3.1)	2.3	(4.3)	5.0
Corporate and unallocated	(28.9)	(48.0)	(58.6)	(146.3)

Loss from continuing operations before reorganization items and taxes	$(360.2)	$(135.3)	$(574.4)	$(226.0)

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three and six months ended June 30, 2008 have been included in our consolidated results. Results of operations for the three and six months ended June 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4.

(3)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and six months ended June 30, 2008 due to the settlement agreement reached in 2008. See Note 5.

	June 30,	December 31,
	2008	2007
Assets:
Homebuilding:
Florida	$309.4	$631.3
Mid-Atlantic	50.4	73.0
Texas(1)	182.5	220.0
West	176.0	381.3
Assets held for sale	2.9	6.1
Financial Services	25.8	36.7
Corporate and unallocated	415.5	413.6

Total assets	$1,162.5	$1,762.0

Investments in Unconsolidated Joint Ventures:
Mid-Atlantic	$0.1	$0.1
Texas	8.6	8.6
West	—	0.3

Total Investments in Unconsolidated Joint Ventures	$8.7	$9.0

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

15. Discontinued Operations
     On June 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an unrelated third-party for $56.5 million and realized a pre-tax loss on disposal of $13.6 million. Certain communities were not part of the sale. We are actively marketing these communities for sale.
     In accordance with SFAS 144, the results of our Dallas/Fort Worth division have been classified as discontinued operations for all periods presented. Discontinued operations include Dallas/Fort Worth division revenues and net loss of $0.8 million and $0.6 million, respectively, for the three months ended June 30, 2008 and $16.1 million and $9.9 million, respectively, for the three months ended June 30, 2007. Included in the net loss of the Dallas/Fort Worth division for the three months ended June 30, 2008 and 2007 is $0.3 million and $0.1 million, respectively, of inventory impairments and abandonment costs. Discontinued operations include Dallas/Fort Worth division revenues and net loss of $1.0 million and $3.2 million, respectively, for the six months ended June 30, 2008 and $43.6 million and $13.7 million, respectively, for the six months ended June 30, 2007. Included in the net loss of the Dallas/Fort Worth division for the six months ended June 30, 2008 and 2007 is $1.9 million and $2.8 million, respectively, of inventory impairments and abandonment costs. Additionally, during the six months ended June 30, 2007, we wrote off $3.1 million of goodwill which is included in loss from discontinued operations for the six months ended June 30, 2007 related to the sale of our Dallas/Fort Worth division.
     Assets held for sale, as shown on the unaudited consolidated statements of financial condition, consist primarily of $2.9 million and $6.1 million of inventory at June 30, 2008 and December 31, 2007, respectively.
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

Consolidated Statement of Financial Condition
June 30, 2008

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$376.3	$1.9	$—	$—	$378.2
Inventory	—	666.5	—	—	666.5
Property and equipment, net	1.8	17.2	—	—	19.0
Investments in unconsolidated joint ventures	—	8.7	—	—	8.7
Receivables from unconsolidated joint ventures, net	—	0.1	—	—	0.1
Investments in/ advances to consolidated subsidiaries	445.8	(353.0)	(7.1)	(85.7)	—
Other assets	25.0	36.3	—	—	61.3
Assets held for sale	—	2.9	—	—	2.9

	848.9	380.6	(7.1)	(85.7)	1,136.7
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	15.6	—	15.6
Mortgage loans held for sale	—	—	6.1	—	6.1
Other assets	—	—	4.1	—	4.1

	—	—	25.8	—	25.8

Total assets	$848.9	$380.6	$18.7	$(85.7)	$1,162.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
HOMEBUILDING:
Accounts payable and other liabilities	$23.4	$107.4	$—	$—	$130.8
Customer deposits	—	21.8	—	—	21.8
Liabilities associated with assets held for sale	—	0.2	—	—	0.2

	23.4	129.4	—	—	152.8
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	4.8	(0.1)	4.7

Total liabilities not subject to compromise	23.4	129.4	4.8	(0.1)	157.5

Liabilities subject to compromise	1,964.2	179.6	—	—	2,143.8
Total stockholders’ equity (deficit)	(1,138.7)	71.6	13.9	(85.6)	(1,138.8)

Total liabilities and stockholders’ equity (deficit)	$848.9	$380.6	$18.7	$(85.7)	$1,162.5

Consolidated Statement of Financial Condition
December 31, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$81.3	$(9.0)	$—	$—	$72.3
Inventory	—	1,271.8	—	—	1,271.8
Property and equipment, net	3.3	21.3	—	—	24.6
Investments in unconsolidated joint ventures	—	9.0	—	—	9.0
Receivables from unconsolidated joint ventures, net	—	0.3	—	—	0.3
Investments in/ advances to consolidated subsidiaries	989.7	(372.5)	(5.5)	(611.7)	—
Other assets	287.7	42.3	—	—	330.0
Goodwill	—	11.2	—	—	11.2
Assets held for sale	—	6.1	—	—	6.1

	1,362.0	980.5	(5.5)	(611.7)	1,725.3
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	14.9	—	14.9
Mortgage loans held for sale	—	—	15.0	—	15.0
Other assets	—	—	6.8	—	6.8

	—	—	36.7	—	36.7

Total assets	$1,362.0	$980.5	$31.2	$(611.7)	$1,762.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
HOMEBUILDING:
Accounts payable and other liabilities	$83.7	$318.1	$—	$—	$401.8
Customer deposits	—	33.9	—	—	33.9
Obligations for inventory not owned	—	32.0	—	—	32.0
Notes payable	1,585.3	—	—	—	1,585.3
Bank borrowings	168.5	—	—	—	168.5
Liabilities associated with assets held for sale	—	0.9	—	—	0.9

	1,837.5	384.9	—	—	2,222.4
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	8.0	(0.7)	7.3
Bank borrowings	—	—	7.8	—	7.8

	—	—	15.8	(0.7)	15.1

Total liabilities not subject to compromise	1,837.5	384.9	15.8	(0.7)	2,237.5

Liabilities subject to compromise	—	—	—	—	—
Total stockholders’ equity (deficit)	(475.5)	595.6	15.4	(611.0)	(475.5)

Total liabilities and stockholders’ equity (deficit)	$1,362.0	$980.5	$31.2	$(611.7)	$1,762.0

Consolidated Statement of Operations
Three Months Ended June 30, 2008

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	( in millions)
HOMEBUILDING:
Revenues	$—	$294.2	$—	$—	$294.2
Cost of sales	—	577.6	—	—	577.6

Gross loss	—	(283.4)	—	—	(283.4)
Selling, general and administrative expenses	13.2	43.2	—	(0.8)	55.6
Recovery of investments in and receivables from unconsolidated joint ventures	—	(9.3)	—	—	(9.3)
Goodwill impairment	—	11.2	—	—	11.2
Interest expense	16.8	(0.1)	—	—	16.7
Other expense (income), net	330.8	8.6	—	(339.9)	(0.5)

Homebuilding pretax loss	(360.8)	(337.0)	—	340.7	(357.1)

FINANCIAL SERVICES:
Revenues	—	—	4.0	(0.7)	3.3
Expenses	—	—	7.0	(0.6)	6.4

Financial Services pretax loss	—	—	(3.0)	(0.1)	(3.1)

Loss from continuing operations before reorganization items and taxes	(360.8)	(337.0)	(3.0)	340.6	(360.2)
Reorganization items, net	18.2	—	—	—	18.2
Benefit for income taxes	0.7	—	—	—	0.7

Loss from continuing operations, net of taxes	(379.7)	(337.0)	(3.0)	340.6	(379.1)
Discontinued operations:

Loss from discontinued operations	—	(0.6)	—	—	(0.6)

Loss from discontinued operations, net of taxes	—	(0.6)	—	—	(0.6)

Net loss	(379.7)	(337.6)	(3.0)	340.6	(379.7)
Dividends and accretion of discount on preferred stock	2.5	—	—	—	2.5

Net loss available to common stockholders	$(382.2)	$(337.6)	$(3.0)	$340.6	$(382.2)

Consolidated Statement of Operations
Six Months Ended June 30, 2008

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	( in millions)
HOMEBUILDING:
Revenues	$—	$589.5	$—	$—	$589.5
Cost of sales	—	1,012.8	—	—	1,012.8

Gross loss	—	(423.3)	—	—	(423.3)
Selling, general and administrative expenses	24.9	87.3	—	(2.4)	109.8
Income from unconsolidated joint ventures, net	—	(0.3)	—	—	(0.3)
Recovery of investments in and receivables from unconsolidated joint ventures	—	(8.8)	—	—	(8.8)
Goodwill impairment	—	11.2			11.2
Interest expense	36.8	—	—	—	36.8
Other expense (income), net	515.9	6.2	—	(524.0)	(1.9)

Homebuilding pretax loss	(577.6)	(518.9)	—	526.4	(570.1)

FINANCIAL SERVICES:
Revenues	—	—	11.4	(2.3)	9.1
Expenses	—	—	14.8	(1.4)	13.4

Financial Services pretax loss	—	—	(3.4)	(0.9)	(4.3)

Loss from continuing operations before reorganization items and taxes	(577.6)	(518.9)	(3.4)	525.5	(574.4)
Reorganization items, net	86.7	—	—	—	86.7
Benefit for income taxes	0.7	—	—	—	0.7

Loss from continuing operations, net of taxes	(665.0)	(518.9)	(3.4)	525.5	(661.8)
Discontinued operations:

Loss from discontinued	—	(3.2)	—	—	(3.2)

Loss from discontinued operations, net of taxes	—	(3.2)	—	—	(3.2)

Net loss	(665.0)	(522.1)	(3.4)	525.5	(665.0)
Dividends and accretion of discount on preferred stock	5.2	—	—	—	5.2

Net loss available to common stockholders	$(670.2)	$(522.1)	$(3.4)	$525.5	$(670.2)

Consolidated Statement of Operations
Three Months Ended June 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
HOMEBUILDING:
Revenues	$—	$565.7	$—	$—	$565.7
Cost of sales	—	547.9	—	—	547.9

Gross profit	—	17.8	—	—	17.8
Selling, general and administrative expenses	18.1	71.3	—	(4.4)	85.0
Loss from unconsolidated joint ventures, net	—	1.5	—	—	1.5
Provision for settlement of loss contingency	32.0	—	—	—	32.0
Goodwill impairment	—	38.2	—	—	38.2
Interest expense	—	0.1	—	—	0.1
Other expense (income), net	64.0	2.0	—	(67.4)	(1.4)

Homebuilding pretax loss	(114.1)	(95.3)	—	71.8	(137.6)

FINANCIAL SERVICES:
Revenues	—	—	15.4	(4.4)	11.0
Expenses	—	—	10.7	(2.0)	8.7

Financial Services pretax income	—	—	4.7	(2.4)	2.3

Income (loss) from continuing operations before income taxes	(114.1)	(95.3)	4.7	69.4	(135.3)
Provision (benefit) for income taxes	17.9	(33.1)	2.0	—	(13.2)

Income (loss) from continuing operations	(132.0)	(62.2)	2.7	69.4	(122.1)

Discontinued operations:
Loss from discontinued operations	—	(2.0)	—	—	(2.0)
Loss from disposal of discontinued operations	—	(13.6)	—	—	(13.6)
Benefit for income taxes	—	(5.7)	—	—	(5.7)

Loss from discontinued operations, net of taxes	—	(9.9)	—	—	(9.9)

Net income (loss)	$(132.0)	$(72.1)	$2.7	$69.4	$(132.0)

Consolidated Statement of Operations
Six Months Ended June 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	( in millions)
HOMEBUILDING:
Revenues	$—	$1,126.4	$—	$—	$1,126.4
Cost of sales	—	1,028.7	—	—	1,028.7

Gross profit	—	97.7	—	—	97.7
Selling, general and administrative expenses	39.8	143.7	—	(7.1)	176.4
Income from unconsolidated joint ventures, net	—	(0.4)	—	—	(0.4)
Impairment of investments in and receivables from unconsolidated joint ventures	—	5.5	—	—	5.5
Provision for settlement of loss contingency	110.9	—	—	—	110.9
Goodwill impairment	—	38.2	—	—	38.2
Interest expense	—	0.2	—	—	0.2
Other expense (income), net	57.9	10.3	—	(70.3)	(2.1)

Homebuilding pretax loss	(208.6)	(99.8)	—	77.4	(231.0)

FINANCIAL SERVICES:
Revenues	—	—	30.1	(7.1)	23.0
Expenses	—	—	21.8	(3.8)	18.0

Financial Services pretax income	—	—	8.3	(3.3)	5.0

Income (loss) from continuing operations before income taxes	(208.6)	(99.8)	8.3	74.1	(226.0)
Provision (benefit) for income taxes	(10.6)	(34.7)	3.6	—	(41.7)

Income (loss) from continuing operations	(198.0)	(65.1)	4.7	74.1	(184.3)

Discontinued operations:
Loss from discontinued operations	—	(7.9)	—	—	(7.9)
Loss from disposal of discontinued operations	—	(13.6)	—	—	(13.6)
Benefit for income taxes	—	(7.8)	—	—	(7.8)

Loss from discontinued operations, net of taxes	—	(13.7)	—	—	(13.7)

Net income (loss)	$(198.0)	$(78.8)	$4.7	$74.1	$(198.0)

Consolidated Statement of Cash Flows
Six Months Ended June 30, 2008

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	( in millions)
Net cash provided by (used in) operating activities	$(454.7)	$29.7	$8.2	$526.0	$109.2

Cash flows from investing activities:
Net additions to property and equipment	0.5	(0.9)	—	—	(0.4)
Investments in unconsolidated joint ventures	—	(1.6)	—	—	(1.6)

Net cash used in investing activities	0.5	(2.5)	—	—	(2.0)

Cash flows from financing activities:
Net borrowings from revolving credit facilities	31.5	—	—	—	31.5
Net repayments of from Financial Services bank borrowings	—	—	(7.8)	—	(7.8)
Payments for deferred financing costs	(2.9)	—	—	—	(2.9)
Increase (decrease) in intercompany transactions	543.9	(19.5)	1.6	(526.0)	—

Net cash provided by (used in) financing activities	572.5	(19.5)	(6.2)	(526.0)	20.8

Net cash provided by continuing operations	118.3	7.7	2.0	—	128.0
Net cash used in discontinued operations	—	(0.8)	—	—	(0.8)

Increase in cash and cash equivalents	118.3	6.9	2.0	—	127.2
Cash and cash equivalents at beginning of period	79.1	(11.9)	9.3	—	76.5

Cash and cash equivalents at end of period	$197.4	$(5.0)	$11.3	$—	$203.7

Consolidated Statement of Cash Flows
Six Months Ended June 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Net cash provided by (used in) operating activities	$(159.7)	$(9.3)	$11.7	$74.1	$(83.2)

Cash flows from investing activities:
Net additions to property and equipment	(0.8)	(6.1)	(0.6)	—	(7.5)
Investments in unconsolidated joint ventures	—	(21.1)	—	—	(21.1)
Capital distributions from unconsolidated joint ventures	—	9.7	—	—	9.7

Net cash used in investing activities	(0.8)	(17.5)	(0.6)	—	(18.9)

Cash flows from financing activities:
Net borrowings from revolving credit facilities	50.0	—	—	—	50.0
Net repayments of Financial Services bank borrowings	—	—	(6.8)	—	(6.8)
Payments for deferred financing costs	(11.2)	—	—	—	(11.2)
Increase (decrease) in intercompany transactions	88.1	(9.9)	(4.1)	(74.1)	—

Net cash provided by (used in) financing activities	126.9	(9.9)	(10.9)	(74.1)	32.0

Net cash provided by (used in) continuing operations	(33.6)	(36.7)	0.2	—	(70.1)
Net cash provided by discontinued operations	—	43.8	—	—	43.8

Increase (decrease) in cash and cash equivalents	(33.6)	7.1	0.2	—	(26.3)
Cash and cash equivalents at beginning of period	50.6	(3.2)	6.8	—	54.2

Cash and cash equivalents at end of period	$17.0	$3.9	$7.0	$—	$27.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this report.
     As used in this Form 10-Q, “consolidated” information refers only to information relating to our continuing operations which are consolidated in our financial statements and exclude the results of our Dallas/Fort Worth division which we have classified as a discontinued operation; and “combined” information includes consolidated information and information relating to our unconsolidated joint ventures. Unless otherwise noted, the information contained herein is shown on a consolidated basis. Our unaudited consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Due to our Chapter 11 cases, there is substantial doubt about our ability to continue as a going concern and there is uncertainty about the realization of assets and satisfaction of liabilities, without material adjustments and/or changes in ownership.
Explanatory Note
     In some instances we have attempted to provide information as of a date more current than June 30, 2008. The housing market has continued to deteriorate significantly since June 30, 2008 and we have not yet completed the analyses and processes required for the preparation of our quarterly report on Form 10-Q for the period ended September 30, 2008. Therefore, the information contained herein does not include reserves or provisions for any period after the period ended June 30, 2008. As a result of the continued homebuilding and overall macroeconomic market deterioration and the impact of our Chapter 11 filing on our operations, it is likely that we will have material impairments, losses and provisions upon completion of the analyses and processes in connection with the preparation of future reports.
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
     As a result of deteriorating market conditions and liquidity constraints, we did not exercise certain homesite option and land bank contracts and reviewed our inventories, goodwill, investments in joint ventures and other assets for possible impairment charges. We recognized charges in continuing operations totaling $306.6 million and $155.0 million for three months ended June 30, 2008 and 2007, respectively, and $479.4 million and $278.5 million for six months ended June 30, 2008 and 2007, respectively related to inventory impairments, abandonment costs, joint venture impairments and the settlement of a loss contingency.

     For the three and six months ended June 30, 2008, we reported a loss from continuing operations, net of taxes, of $379.1 million and $661.8 million compared to $122.1 million and $184.3 million for the three and six months ended June 30, 2007. Home deliveries from continuing operations decreased 38% and 37%, Homebuilding revenues decreased 48%, and net sales orders from continuing operations decreased 78% and 59% for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007. During the three and six months ended June 30, 2008, our unconsolidated joint ventures had a decrease in deliveries and net sales orders of 100% as compared to the three and six months ended June 30, 2007 due to the consolidation of the results of our Transeastern joint venture, previously included in our unconsolidated joint venture results, into our Florida operations for the three and six months ended June 30, 2008. Additionally, we have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and six months ended June 30, 2008 due to the settlement agreement reached with respect to the joint venture and the expectation that the joint venture will not provide a contribution to our future results. During the three and six months ended June 30, 2008, we also recognized $18.2 million and $86.7 million of reorganization expenses related to our bankruptcy cases.
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
     We continue to operate our businesses and manage our properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At the onset of the Chapter 11 cases, we obtained Bankruptcy Court approval to, among other things, continue to pay certain critical vendors and vendors with lien rights, meet our pre-petition payroll obligations, maintain our cash management systems, sell homes free and clear of liens, pay our taxes, continue to provide employee benefits and maintain our insurance programs. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow us to restrict trading in our common stock (and related securities) and has also provided for potentially retroactive application of notice and sell-down procedures for trading in claims against the debtors’ estates (in the event that such procedures are approved in the future), which could negatively impact our accumulated net operating losses and other tax attributes. The Bankruptcy Court has also entered orders to establish procedures for the purchase and disposition of real property by us subject to certain monetary limits without specific approval for each transaction.
     On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into a Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the agreement.
     The agreement was subsequently terminated and we entered into an agreement with our prepetition secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). We are authorized by the Bankruptcy Court to use cash collateral of our first lien and second lien lenders in a manner consistent with a budget negotiated by the parties. The order further provided for the pay-down of $175.0 million to our first lien term secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. We also have the right to pay-down an additional $15.0 million to our first lien secured lenders. As of March 6, 2009, we had paid-down approximately $143.0 million to the first lien secured lenders. We may incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. We have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     We and the first lien lenders reached an agreement to extend the use of cash collateral until April 30, 2009 on terms substantially similar to those in the original cash collateral order. The new cash collateral order was approved by the Bankruptcy Court on January 28, 2009. If we fail to comply with the order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
     The Bankruptcy Court established May 19, 2008 as the bar date for filing proofs of claim against the Debtors relating to obligations arising before January 29, 2008. As of February 25, 2009, approximately 4,400 claims have been filed against us totaling approximately $7.3 billion in asserted liabilities. These claims are comprised of approximately $5.0 million in administrative claims, $219.0 million in secured claims, $75.0 million in priority claims and $7.0 billion in unsecured claims. There are many claims (at least 700) that have been asserted in “unliquidated” amounts or that contain an unliquidated component. Notably, among the unliquidated claims are the claims of our secured first and second lien lenders. In addition, the indenture trustees under our approximately $1.1 billion of unsecured debentures each filed an unliquidated claim with respect to such obligations.
     On October 13, 2008, we filed with the Bankruptcy Court the (a) Joint Plan of TOUSA, Inc. and its Affiliated Debtors and Debtors in Possession under Chapter 11 of the Bankruptcy Code (as modified or revised, the “Plan”) and (b) Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code relating to the Plan (as modified or revised, the “Disclosure Statement”). On October 24, 2008 and November 12, 2008, the Debtors filed revised versions of the Plan and Disclosure Statement (including projected financial information) with the Bankruptcy Court. Copies of the Plan and Disclosure Statement, as filed with the Bankruptcy Court, are available at http://www.tousa.com/reorg. We have the exclusive right to solicit acceptance thereof until April 30, 2009. Pursuant to Section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond June 29, 2009.

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
     We have taken and will continue to take actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the homebuilding market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to major reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. In addition, we are working with our existing suppliers and seeking new suppliers, through competitive bid processes, to reduce construction material and labor costs. We have and will continue to analyze each community based on anticipated sales absorption rates, net cash flows and financial returns taking into consideration current market factors in the homebuilding industry such as the oversupply of homes available for sale in most of our markets, less demand, decreased consumer confidence, tighter mortgage loan underwriting criteria and higher foreclosures. Subject to, in certain situations, receiving approvals from the Bankruptcy Court, we have taken and will continue to take the following actions:
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
Mortgage Joint Venture
     On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting and closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008. Effective April 1, 2008, we began to account for the venture as an equity-method investment.

'

NYSE Delisting
     Effective November 19, 2007, NYSE Regulation, Inc. suspended our common stock and debt securities from trading on the NYSE. We appealed the suspension. Following our suspension from the NYSE, we began trading on the Pink Sheet Electronic Quotation Service. On February 15, 2008, the NYSE denied our appeal and affirmed the decision to suspend trading in our common stock and debt securities. On March 3, 2008, the NYSE filed Forms 25, Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, with the SEC of its intention to remove our common stock, 9% Senior Notes due July 1, 2010, 9% Senior Notes due July 1, 2010, 7 1 / 2 % Senior Subordinated Notes due March 15, 2011, 7 1 / 2 % Senior Subordinated Notes due January 15, 2015 and the 10 3 / 8 % Senior Subordinated Notes due July 1, 2012 at the opening of business May 13, 2008. Our common stock and debt securities were delisted on that date.
Sale of Dallas/Fort Worth Operations
     On June 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an unrelated third party for $56.5 million and realized a pre-tax loss on disposal of $13.6 million. Results of our Dallas/Fort Worth operations have been classified as a discontinued operation and prior periods have been restated, accordingly.
Informal Inquiry
     In the Matter of TOUSA, Inc. SEC Inquiry, File No. FL-3310. In June of 2007, we were contacted by the Miami Regional Office of the SEC requesting the voluntary provision of documents, and other information from us, relating primarily to corporate and financial information and communications related to the Transeastern JV. The SEC has advised us that this inquiry should not be construed as an indication that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security. We have cooperated with the inquiry and have not received any further requests in a number of months.
Total Controlled Homesites by our Homebuilding Operations (Including Joint Ventures)
          The following is a summary of our controlled homesites:

	June 30, 2008			December 31, 2007
			Total			Total
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Region:
Florida	7,900	—	7,900	8,600	600	9,200
Mid-Atlantic	400	300	700	400	800	1,200
Texas(1)	2,000	3,200	5,200	2,500	4,000	6,500
West	9,500	200	9,700	9,900	5,400	15,300

Continuing operations	19,800	3,700	23,500	21,400	10,800	32,200
Discontinued operations(1)	100	—	100	100	100	200

Total consolidated homesites	19,900	3,700	23,600	21,500	10,900	32,400

(1)	The Texas region excludes the Dallas/Fort Worth division, which is classified as a discontinued operation.
     The following is a summary breakdown of our owned homesites:

	Residences Completed or		Homesites Finished or		Raw Land Held for
	Under Construction		Under Construction		Future Development		Total
	6/30/08	12/31/07	6/30/08	12/31/07	6/30/08	12/31/07	6/30/08	12/31/07
Region
Florida	900	1,400	6,400	6,600	600	600	7,900	8,600
Mid-Atlantic	100	100	300	300	—	—	400	400
Texas(1)	600	700	1,000	1,400	400	400	2,000	2,500
West	500	700	2,300	2,500	6,700	6,700	9,500	9,900

Continuing operations	2,100	2,900	10,000	10,800	7,700	7,700	19,800	21,400
Discontinued operations(1)	—	—	—	—	100	100	100	100

Consolidated total	2,100	2,900	10,000	10,800	7,800	7,800	19,900	21,500

(1)	The Texas region excludes the Dallas/Fort Worth division, which is classified as a discontinued operation.
     We use option contracts in addition to land joint ventures in order to acquire land whenever feasible. Option contracts allow us to control large homesite positions with reduced capital investment.
     From time to time, we transfer title to certain parcels of land to unrelated third parties or enter into agreements pursuant to which third parties purchase land which we have the contractual right to acquire. We then enter into options with the purchasers to acquire fully developed homesites. As we have continuing involvement in these properties, in accordance with SFAS 66, we have accounted for these transactions as financing arrangements. At June 30, 2008 and December 31, 2007, $8.3 million (net of $2.1 million in impairments) and $9.8 million (net of $6.0 million in impairments), respectively, of inventory not owned and $10.4 million and $15.8 million, respectively, of obligations for inventory not owned relate to sales where we have continuing involvement.
     Controlled homesites represent homesites either owned or under option by our consolidated subsidiaries. We do not include as controlled homesites those homesites which are included in land development joint ventures where we do not intend to build homes. These joint ventures acquire and develop land to be sold to us for use in our homebuilding operations or sold to others. See additional discussion regarding our joint ventures located in “Liquidity and Capital Resources” section.
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
     At June 30, 2008, the number of homesites controlled by our consolidated continuing operations has decreased by 8,700 or 27%, as compared to December 31, 2007. Due to our liquidity constraints, during the three and six months ended June 30, 2008, we did not exercise certain option contracts which resulted in a reduction of approximately 1,500 and 6,300 optioned homesites, respectively.
Homebuilding Operations
     For the three and six months ended June 30, 2008 total consolidated home deliveries from continuing operations decreased 38% and 37%, respectively, consolidated Homebuilding revenues decreased 48%, and consolidated net sales orders from continuing operations decreased 78% and 59%, respectively, as compared to the three and six months ended June 30, 2007. We had a net loss from continuing operations of $379.1 million and $661.8 million for the three and six months ended June 30, 2008, respectively, as compared to a net loss from continuing operations of $122.1 million and $184.3 million for the three and six months ended June 30, 2007, respectively.
     During the three and six months ended June 30, 2008, our unconsolidated joint ventures had a decrease in deliveries and net sales orders of 100% as compared to the three and six months ended June 30, 2007 due to the consolidation of the results of our Transeastern joint venture, previously included in our unconsolidated joint venture results, into our Florida operations for the three and six months ended June 30, 2008. Additionally, we have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and six months ended June 30, 2008 due to the settlement agreement reached with respect to the joint venture and the expectation that the joint venture will not provide a contribution to our future results. During the three and six months ended June 30, 2008, we also recognized $18.2 million and $86.7 million, respectively, of reorganization expenses related to our bankruptcy cases.
     Compared to June 30, 2007, consolidated sales value in backlog from continuing operations at June 30, 2008 decreased 63% to $479.3 million. Our sales orders cancellation rate was 73% and 52% for the three and six months ended June 30, 2008, respectively, as compared to 32% and 30% for three and six months ended June 30, 2007, respectively. Cancellation rates continue to be affected by worsening market conditions.
     We build homes for inventory (speculative homes) and on a pre-sold basis. At June 30, 2008, we had 2,100 homes completed or under construction compared to 2,900 homes at December 31, 2007. Approximately 39% of these homes were unsold at June 30, 2008, a decrease from 45% at December 31, 2007. At June 30, 2008, we had 284 completed unsold homes in our inventory, down 47% from 532 homes at December 31, 2007. Approximately 47% of our completed, unsold homes at June 30, 2008 had been completed for more than 90 days. We are focusing our efforts on diligently managing the number and geographic allocation of our speculative homes, addressing our inventory levels and timing our construction starts, together with other actions, to strengthen our statement of financial condition.
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
Financial Services Operations
     On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home

Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Wells Fargo Home Mortgage provides the general and administrative support (as well as all loan related processing, underwriting and closing functions), and is the end investor for the majority of the loans closed through the joint venture. Prior to the joint venture, Preferred Home Mortgage Company had a centralized operations center that provided those support functions. The majority of these support functions ceased in June 2008. Effective April 1, 2008, we began to account for the venture as an equity-method investment.
     During the six months ended June 30, 2008, approximately 1% to 2% of the homebuyers, including those in our unconsolidated joint ventures, that utilized our mortgage subsidiary and mortgage joint venture obtained sub-prime loans. We define a sub-prime loan as one where the buyer’s FICO score is below 620 and is not an FHA or VA loan. At June 30, 2008, none of our backlog that utilized our mortgage joint venture included homebuyers seeking sub-prime financing. Since 2007, the mortgage markets have experienced a significant disruption, which commenced with increasing rates of default on “sub-prime” loans and declines in the market value of those loans. These events led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tighter credit underwriting standards, reduced mortgage loan liquidity and increased credit risk premiums, all of which affected the availability of nonconforming mortgage products. The tightening of credit standards in the sub-prime market had an impact on the Alt-A and prime loans and further negatively impacted current homebuilding market conditions.
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
     If the undiscounted cash flows are less than the carrying amount of inventory, then the impairment is measured based on estimated future cash flows, discounted at a market rate of interest. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Local economy and community factors that may affect our assumptions include current market economic and demographic conditions, competitors’ presence and activities in the local market, current market trends and forecasts, historical results, specific community features such as location, amenities, unique attributes and future potential alternatives for product offerings in response to market conditions. The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. At June 30, 2008, we used discount rates ranging from 12% to 22% with an average of 18%, depending on the perceived risks associated with the community’s cash flow streams relative to its inventory. Our cash flow projection models assume either a price depreciation or no price change depending on market conditions and a minimal price appreciation in most of our markets in 2010. These assumptions are based on third-party market data, corroborated with management estimates and projections. Subsequently, during the second half of 2008 and during 2009, the weakness in the housing market was exacerbated by unforeseen significant disruptions in the broader financial markets and severe constraints in the credit markets. As SFAS No. 144 requires that the assumptions used in the cash flow projection models reflect the conditions in effect as of the assessment date, our evaluation did not anticipate the dramatic effect of these events. Due to the continued deterioration in market conditions, we expect that our assumptions for the second half of 2008 will be correspondingly adjusted, which we expect will result in additional impairment charges.
     We believe that the accounting for impairment of long-lived assets is a critical accounting policy because of the assumptions inherent in the evaluations and the impact of recognizing impairments would be material to our consolidated financial statements. Evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors involving some amount of uncertainty since they are based on current market conditions and current assumptions of future markets made by management. These assumptions include: the expected sales prices and sales incentives to be offered; the timing of sales within a community; the expected cancellation rates based on local housing market conditions and competition; the number and type of homes available and pricing and incentives being offered in other communities by us or by other builders in the surrounding areas; total costs expended to date and expected to be incurred in the future, including, sales and marketing costs; alternative products that may be offered that could have an impact on sales pace, sales price and/or building costs; and, alternative uses for the property such as the possibility of a sale of lots to a third party versus the sale of individual homes. Many of these assumptions are interdependent and changing one assumption generally requires a corresponding change to one or more of the other assumptions. For example, increasing or decreasing the sales absorption rate has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and promotional and advertising campaign costs). Our objectives for a community, could have a significant impact on the community cash flow analysis. For example, if our business objective is to drive delivery levels, our community cash flow analysis will be different than if the business objective is to preserve operating margins. These objectives may vary significantly from community to community, from division to division, and over time with respect to the same community. The number of communities reviewed for impairment and the interrelationship and complexity of assumptions preclude discussion on a community by community basis. Continuing uncertainties in economic and market conditions and assumptions and estimates required of our management in valuing inventory during changing market conditions, could result in actual future results differing materially from management’s assumptions and may require material inventory impairment charges to be recorded in the future. For example, further market deterioration may lead to additional sales incentives and decreases in sales prices and/or volumes resulting in additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired but for which indicators of impairment may arise if further market deterioration occurs.
     Inventory impairments and abandonments costs on active communities were $175.5 million and $277.2 million, respectively, for the three and six months ended June 30, 2008 compared to $41.4 million and $49.2 million, respectively, for the three and six months ended June 30, 2007. During the three and six months ended June 30, 2008, we also recorded charges of $129.2 million and $199.8 million, respectively, in write-offs of deposits and abandonment costs which are included in cost of sales — inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations, related to land that we have determined is not probable that we will purchase or build on (including land to be sold as lots), compared to $43.4 million and $74.5 million, respectively, for the three and six months ended June 30, 2007. Included in the impairment charges on active communities for the three and six months ended June 30, 2008 is $4.3 million of inventory impairments recognized on properties accounted for as financing arrangements under SFAS 66 for which we do not have title to the underlying asset.
Financial Reporting Under SOP 90-7
     In accordance with GAAP, we have applied the provisions of American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), in preparing the unaudited consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain items of income, expense, gain or loss realized or incurred because we are in Chapter 11 are recorded in reorganization items, net on the accompanying unaudited consolidated statements of operations. Also, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in liabilities subject to compromise on the unaudited consolidated statement of financial condition at June 30, 2008. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”), even if they may be settled for lesser amounts. As of June 30, 2008, the pre-petition liabilities included in liabilities subject to compromise have not been reduced.
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
Results of Operations — Consolidated
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Total revenues decreased 48% to $297.5 million for the three months ended June 30, 2008, from $576.7 million for the three months ended June 30, 2007. This decrease is primarily attributable to a decrease in Homebuilding revenues of 48%.
     For the three months ended June 30, 2008, we reported a loss from continuing operations before reorganization items and the benefit for income taxes of $360.2 million as compared to a loss from continuing operations before benefit for income taxes of $135.3 million for the three months ended June 30, 2007. Results from continuing operations for the three months ended June 30, 2008 and 2007 include charges totaling $306.6 million and $155.0 million, respectively, related to inventory impairments, abandonment costs, joint venture impairments, goodwill impairments and the provision for settlement of loss contingency. During the three months ended June 30, 2008, we also recognized $18.2 million of reorganization expenses related to our bankruptcy cases.
     Our effective tax rate from continuing operations was 0.2% for the three months ended June 30, 2008. The effective tax rate for the three months ended June 30, 2008 was impacted primarily by a valuation allowance on our deferred tax asset.
     For the three months ended June 30, 2008, we reported a loss from continuing operations, net of taxes, of $379.1 million (or a loss of $6.40 per basic and diluted share) compared to a loss from continuing operations, net of taxes, of $122.1 million (or a loss of $2.04 per basic and diluted share) for the three months ended June 30, 2007.
Homebuilding
     Homebuilding revenues decreased 48% to $294.2 million for the three months ended June 30, 2008, from $565.7 million for the three months June 30, 2007. This decrease is primarily due to a decrease in revenue from home sales to $276.9 million for the three months ended June 30, 2008 from $535.3 million for the three months ended June 30, 2007. The decrease in revenue from home sales, which is net of buyer incentives, was due to a 38% decrease in the number of deliveries from continuing operations to 1,020 for the three months ended June 30, 2008 from 1,656 for the three months ended June 30, 2007. The average price of homes delivered from continuing operations decreased 16% to $271,000 for the three months ended June 30, 2008, from $323,000 for the three months ended June 30, 2007. Our home sales revenues have continued to decrease through 2009 as the number of home deliveries declined as a result of severe market conditions in the new and existing home industry combined with diminished consumer confidence, the oversupply of new and existing homes available for sale, increased foreclosures and downward pressure on home prices. These factors have been exacerbated by our Chapter 11 filings.

     For the three months ended June 30, 2008, we had a homebuilding gross loss of $283.4 million as compared to a gross profit of $17.8 million for the three months ended June 30, 2007. This decrease is primarily due to an increase in inventory impairments and abandonment costs during the three months ended June 30, 2008 in addition to the decrease in the number of deliveries coupled with higher incentives on homes delivered in response to challenging homebuilding market conditions. Inventory impairments and abandonment costs were $175.5 million for the three months ended June 30, 2008 compared to $41.4 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, our incentives from continuing operations increased 54% to $59,300 per home delivered from $38,600 per home delivered for the three months ended June 30, 2007.
     SG&A expenses decreased to $55.6 million for the three months ended June 30, 2008, from $85.0 million for the three months ended June 30, 2007. This decrease in expenses is due to a decrease of $17.5 million in selling and marketing expenses primarily due to a $11.3 million decrease in commissions resulting from a decrease in both deliveries and average selling prices; a decrease of $4.5 million in professional fees related to the Transeastern JV settlement in 2007; and a reduction in overhead and related expenses due to reduced levels of business during the three months ended June 30, 2008.
     SG&A expenses as a percentage of revenues from home sales for the three months ended June 30, 2008 increased to 20%, as compared to 16% for the three months ended June 30, 2007. The increase in SG&A expenses as a percentage of home sales revenues is due to the decrease in deliveries and average selling prices.
     For the three months ended June 30, 2008, we had income from unconsolidated joint ventures of $9.3 million compared to a loss from unconsolidated joint ventures of $1.5 million for the three months ended June 30, 2007. The increase in our earnings from unconsolidated joint ventures is primarily due to the reduction of loss accruals totaling $11.6 million for certain joint venture obligations established in 2007 and reversed during the three months ended June 30, 2008.
Net Sales Orders and Homes in Backlog (Consolidated)
     For the three months ended June 30, 2008, net sales orders from continuing operations decreased by 78% to 353 as compared to 1,573 for the three months ended June 30, 2007. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates. These factors have continued to negatively impact our net sales orders through the first quarter of 2009.
     Our cancellation rate increased to 73% for the three months ended June 30, 2008 from 32% for the three months ended June 30, 2007. The majority of our regions experienced increases in cancellation rates for the three months ended June 30, 2008 when compared with the same period in 2007. Our Florida and Mid-Atlantic regions had the largest increases in cancellation rate to 144% and 43%, respectively, for the three months ended June 30, 2008 as compared to 34% and 17%, respectively, for the three months ended June 30, 2007. The increase in cancellation rate in Florida is primarily due to contracts with a third-party that marketed homes in the United Kingdom, which were included in backlog at December 31, 2007 and March 31, 2008 and were cancelled in June 2008. These contracts were for 511 homes representing $115.6 million of revenue. The decrease in cancellation rate in Texas is consistent with our overall performance in Texas, a region that has been less affected by the challenging market conditions experienced in other regions.
     We had 1,580 homes in backlog from continuing operations as of June 30, 2008, as compared to 3,806 homes in backlog as of June 30, 2007. The 58% decrease in backlog units is primarily due to a decline in sales orders and an increase in cancellation rates as a result of decreased demand. The sales value of backlog from continuing operations decreased 63% to $479.3 million at June 30, 2008, from $1.3 billion at June 30, 2007, due to the decrease in the number of homes in backlog in addition to a decrease in the average selling price of homes in backlog to $303,000 from $339,000 from period to period. The decrease in the average selling price of homes in backlog was primarily due to increased incentives and a change in product mix. At December 31, 2008, our consolidated continuing operations had 829 homes in backlog representing $228.3 million in revenue.
Net Sales Orders and Homes in Backlog (Unconsolidated Joint Ventures)
     For the three months ended June 30, 2008, net sales orders decreased by 100% as compared to the three months ended June 30, 2007. The decrease in net sales orders was due to the results for the Transeastern joint venture, previously included in our unconsolidated joint venture results, are consolidated into our Florida operations for the three months ended June 30, 2008. Additionally, we have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three months ended June 30, 2008 due to the settlement agreement reached with respect to the joint venture and the current expectation that the joint venture will not provide a contribution to our future results.
     Our unconsolidated joint ventures had no homes in backlog as of June 30, 2008, as compared to 502 homes in backlog as of June 30, 2007. The 100% decrease in backlog due is to the factors described above regarding the Transeastern and Engle/Sunbelt joint ventures.
Discontinued Operations
     On June 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an independent third-party. In accordance with SFAS 144, results of our Dallas/Fort Worth division have been classified as a discontinued operation, and prior periods have been restated. Discontinued operations include Dallas/Fort Worth division revenues and a net loss of $0.8 million and $0.6 million, respectively, for the three months ended June 30, 2008 and $16.1 million and $9.9 million, respectively, for the three months ended June 30, 2007.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Total revenues decreased 48% to $598.6 million for the six months ended June 30, 2008, from $1.1 billion for the six months ended June 30, 2007. This decrease is primarily attributable to a decrease in Homebuilding revenues of 48%.
     For the six months ended June 30, 2008, we reported a loss from continuing operations before reorganization items and the benefit for income taxes of $574.4 million as compared to a loss from continuing operations before benefit for income taxes of $226.0 million for the six months ended June 30, 2007. Results from continuing operations for the six months ended June 30, 2008 and 2007 include charges totaling $479.4 million and $278.5 million, respectively, related to inventory impairments, abandonment costs, joint venture impairments, goodwill impairments and the provision for settlement of loss contingency. During the six months ended June 30, 2008, we also recognized $86.7 million of reorganization expenses related to our bankruptcy cases.

     Our effective tax rate from continuing operations was 0.1% for the six months ended June 30, 2008 compared to 18% for the six months ended June 30, 2007, respectively. The effective tax rate for the six months ended June 30, 2008 was impacted primarily by a valuation allowance on our deferred tax asset.
     For the six months ended June 30, 2008, we reported a loss from continuing operations, net of taxes, of $661.8 million (or a loss of $11.19 per basic and diluted share) compared to a loss from continuing operations, net of taxes, of $184.3 million (or a loss of $3.09 per basic and diluted share) for the six months ended June 30, 2007.
Homebuilding
     Homebuilding revenues decreased 48% to $589.5 million for the six months ended June 30, 2008, from $1.1 billion for the six months June 30, 2007. This decrease is primarily due to a decrease in revenue from home sales to $567.8 million for the six months ended June 30, 2008 from $1.1 billion for the six months ended June 30, 2007. The decrease in revenue from home sales, which is net of buyer incentives, was due to a 37% decrease in the number of deliveries from continuing operations to 2,139 for the six months ended June 30, 2008 from 3,374 for the six months ended June 30, 2007. The average price of homes delivered from continuing operations decreased 18% to $265,000 for the six months ended June 30, 2008, from $324,000 for the six months ended June 30, 2007. Our home sales revenues have continued to decrease through 2009 as the number of home deliveries declined as a result of severe market conditions in the new and existing home industry combined with diminished consumer confidence, the oversupply of new and existing homes available for sale, increased foreclosures and downward pressure on home prices. These factors have been exacerbated by our Chapter 11 filings.
     For the six months ended June 30, 2008, we had a homebuilding gross loss of $423.3 million as compared to a gross profit of $97.7 million for the six months ended June 30, 2007. This decrease is primarily due to an increase in inventory impairments and abandonment costs during the six months ended June 30, 2008 in addition to the decrease in the number of deliveries coupled with higher incentives on homes delivered in response to challenging homebuilding market conditions. Inventory impairments and abandonment costs were $477.0 million for the six months ended June 30, 2008 compared to $123.9 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, our incentives from continuing operations increased 58% to $60,800 per home delivered from $38,300 per home delivered for the six months ended June 30, 2007.
     SG&A expenses decreased to $109.8 million for the six months ended June 30, 2008, from $176.4 million for the six months ended June 30, 2007. This decrease in expenses is due to a decrease of $36.1 million in selling and marketing expenses primarily due to a $23.8 million decrease in commissions resulting from a decrease in both deliveries and average selling prices; a decrease of $11.9 million in professional fees related to the Transeastern JV settlement in 2007; and a reduction in overhead and related expenses due to reduced levels of business during the six months ended June 30, 2008.
     SG&A expenses as a percentage of revenues from home sales for the six months ended June 30, 2008 increased to 19%, as compared to 16% for the six months ended June 30, 2007. The increase in SG&A expenses as a percentage of home sales revenues is due to the decrease in deliveries and average selling prices.
     For the six months ended June 30, 2008, we had income from unconsolidated joint ventures of $9.1 million compared to a loss from unconsolidated joint ventures of $5.1 million for the six months ended June 30, 2007. The increase in our earnings from unconsolidated joint ventures is primarily due to the reduction of loss accruals totaling $11.6 million for certain joint venture obligations established in 2007 and reversed during the six months ended June 30, 2008.
Net Sales Orders and Homes in Backlog (Consolidated)
     For the six months ended June 30, 2008, net sales orders from continuing operations decreased by 59% to 1,340 as compared to 3,303 for the six months ended June 30, 2007. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates. These factors have continued to negatively impact our net sales orders through the first quarter of 2009.
     Our cancellation rate increased to 52% for the six months ended June 30, 2008 from 30% for the six months ended June 30, 2007. The majority of our regions experienced increases in cancellation rates for the six months ended June 30, 2008 when compared with the same period in 2007. Our Florida and Mid-Atlantic regions had the largest increases in cancellation rate to 88% and 35%, respectively, for the six months ended June 30, 2008 as compared to 32% and 17%, respectively, for the six months ended June 30, 2007. The increase in cancellation rate in Florida is primarily due to contracts with a third-party that marketed homes in the United Kingdom, which were included in backlog at December 31, 2007, March 31, 2008 and were cancelled in June 2008. These contracts were for 511 homes representing $115.6 million of revenue. The decrease in cancellation rate in Texas is consistent with our overall performance in Texas, a region that has been less affected by the challenging market conditions experienced in other regions.
Net Sales Orders and Homes in Backlog (Unconsolidated Joint Ventures)
     For the six months ended June 30, 2008, net sales orders decreased by 100% as compared to the six months ended June 30, 2007. The decrease in net sales orders was due to the results for the Transeastern joint venture, previously included in our unconsolidated joint venture results, are consolidated into our Florida operations for the six months ended June 30, 2008. Additionally, we have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the six months ended June 30, 2008 due to the settlement agreement reached with respect to the joint venture and the current expectation that the joint venture will not provide a contribution to our future results.

Discontinued Operations
     On June 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an independent third-party. In accordance with SFAS 144, results of our Dallas/Fort Worth division have been classified as a discontinued operation, and prior periods have been restated. Discontinued operations include Dallas/Fort Worth division revenues and a net loss of $1.0 million and $3.2 million, respectively, for the six months ended June 30, 2008 and $43.6 million and $13.7 million, respectively, for the six months ended June 30, 2007.
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
Homebuilding Operations
     The reportable segments for our Homebuilding operations are as follows:
Florida: Central Florida, Jacksonville, Southeast Florida, Southwest Florida, Tampa/St. Petersburg
Mid-Atlantic: Baltimore/Southern Pennsylvania, Nashville, Northern Virginia (on September 25, 2007, we sold in bulk, home sites in our Mid-Atlantic (excluding Nashville) and Virginia divisions)
Texas: Austin, Houston, San Antonio (on June 6, 2007, we sold substantially all of our Dallas/Fort Worth division)
West: Colorado, Las Vegas, Phoenix
Selected Homebuilding Operations and Financial Data
     The following tables set forth selected operational and financial data for our Homebuilding operations for the periods indicated (dollars in millions, except average price in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Homebuilding revenues:
Florida(2):
Sales of homes	$108.5	$192.8	$227.4	$449.1
Sales of land	1.4	25.4	3.1	26.4

Total Florida	109.9	218.2	230.5	475.5
Mid-Atlantic:
Sales of homes	13.9	62.4	28.4	114.6
Sales of land	—	0.1	2.2	0.1

Total Mid-Atlantic	13.9	62.5	30.6	114.7
Texas(1):
Sales of homes	97.3	167.0	205.2	313.9
Sales of land	6.6	3.8	7.1	6.1

Total Texas	103.9	170.8	212.3	320.0
West:
Sales of homes	57.2	113.1	106.8	215.1
Sales of land	9.3	1.1	9.3	1.1

Total West	66.5	114.2	116.1	216.2

Total homebuilding revenues	$294.2	$565.7	$589.5	$1,126.4

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three and six months ended June 30, 2008 have been included in our consolidated results. Results of operations for the three and six months ended June 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Results of Operations:
Homebuilding:
Florida(2)	$(143.4)	$(14.7)	$(247.5)	$9.1
Mid-Atlantic	(19.9)	(42.1)	(28.3)	(45.7)
Texas(1)	(22.4)	14.4	(17.3)	28.7
West	(142.5)	(47.2)	(218.4)	(76.8)

Total Homebuilding	(328.2)	(89.6)	(511.5)	(84.7)
Financial Services	(3.1)	2.3	(4.3)	5.0
Corporate and unallocated	(28.9)	(48.0)	(58.6)	(146.3)

Loss from continuing operations before reorganization items and taxes	$(360.2)	$(135.3)	$(574.4)	$(226.0)

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three and six months ended June 30, 2008 have been included in our consolidated results. Results of operations for the three and six months ended June 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Impairment charges on active communities:
Florida	$132.0	$23.6	$205.9	$28.7
Mid-Atlantic	5.9	4.5	12.5	6.6
Texas	2.1	0.5	3.1	0.6
West	35.5	12.8	55.7	13.5

	175.5	41.4	277.2	49.4
Write-offs of deposits and abandonment costs:
Florida	14.3	12.1	36.4	12.8
Mid-Atlantic	9.2	13.5	9.4	13.9
Texas	5.5	0.2	6.8	0.3
West	100.2	17.6	147.2	47.5

	129.2	43.4	199.8	74.5

Inventory impairments and abandonment costs	$304.7	$84.8	$477.0	$123.9

Remaining carrying value of inventory impaired at end of period	$529.4	$696.0	$529.4	$696.0

Number of projects impaired during the period	168	115	224	131

Total number of projects included in inventory and reviewed for impairment during the period	354	457	354	457

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
	Homes	$	Homes	$	Homes	$	Homes	$
Deliveries:
Consolidated:
Florida(2)	395	$108.5	509	$192.8	862	$227.4	1,229	$449.1
Mid-Atlantic	40	13.9	168	62.4	86	28.4	320	114.6
Texas(1)	377	97.3	649	167.0	801	205.2	1,221	313.9
West	208	57.2	330	113.1	390	106.8	604	215.1

Continuing operations	1,020	276.9	1,656	535.3	2,139	567.8	3,374	1,092.7
Discontinued operations(1)	6	0.8	69	16.1	7	1.0	182	43.6

Consolidated total	1,026	277.7	1,725	551.4	2,146	568.8	3,556	1,136.3
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	37	10.4	—	—	40	11.3
Transeastern(2)	—	—	328	73.3	—	—	607	146.3
Mid-Atlantic	—	—	9	2.5	—	—	10	2.8
West(3)	—	—	320	93.3	—	—	638	194.5

Total unconsolidated joint ventures	—	—	694	179.5	—	—	1,295	354.9

Combined total	1,026	$277.7	2,419	$730.9	2,146	$568.8	4,851	$1,491.2

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three and six months ended June 30, 2008 have been included in our consolidated results. Results of operations for the three and six months ended June 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

(3)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and six months ended June 30, 2008 due to the settlement agreement reached in 2008. See Note 5 of the notes to the unaudited consolidated financial statements.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
	Homes	$	Homes	$	Homes	$	Homes	$
Net Sales Orders(1):
Consolidated:
Florida(3) (4)	(210)	$(65.3)	439	$138.0	123	$(13.3)	1,037	$355.3
Mid-Atlantic	50	18.4	207	71.0	137	44.3	428	152.6
Texas(2)	393	103.6	624	153.4	793	205.2	1,282	318.1
West	120	31.8	303	79.1	287	74.6	556	159.9

Continuing operations	353	88.5	1,573	441.5	1,340	310.8	3,303	985.9
Discontinued operations(2)	2	0.4	(1)	—	9	1.0	70	19.4

Consolidated total	355	88.9	1,572	441.5	1,349	311.8	3,373	1,005.3
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	8	0.8	—	—	12	1.7
Transeastern(3)	—	—	158	25.1	—	—	194	17.8
Mid-Atlantic	—	—	10	2.1	—	—	13	2.8
West(5)	—	—	144	31.4	—	—	387	95.4

Total unconsolidated joint ventures	—	—	320	59.4	—	—	606	117.7

Combined total	355	$88.9	1,892	$500.9	1,349	$311.8	3,979	$1,123.0

(1)	Net of cancellations.

(2)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(3)	The results of operations for Transeastern for the three and six months ended June 30, 2008 have been included in our consolidated results. Results of operations for the three and six months ended June 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

(4)	Contracts with a third-party that marketed homes in the United Kingdom included in backlog at March 31, 2008 were cancelled in June 2008. These contracts were for 511 homes representing $115.6 million of revenue.

(5)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and six months ended June 30, 2008 due to the settlement agreement reached in 2008. See Note 5 of the notes to the unaudited consolidated financial statements.

	June 30, 2008			June 30, 2007
			Average			Average
	Homes	$	Price	Homes	$	Price
Sales Backlog:
Consolidated:
Florida(2)	591	$195.0	$330	2,036	$758.0	$372
Mid-Atlantic	131	44.0	$336	314	118.5	$377
Texas(1)	541	154.8	$286	1,035	277.8	$268
West	317	85.5	$270	421	136.5	$324

Continuing operations	1,580	479.3	$303	3,806	1,290.8	$339
Discontinued operations(1)	5	0.8	$150	21	5.8	$278

Consolidated total	1,585	480.1	$303	3,827	1,296.6	$339
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	—	18	4.6	$254
Transeastern(2)	—	—	—	284	65.8	$232
Mid-Atlantic	—	—	—	6	1.3	$215
West(3)	—	—	—	194	55.0	$284

Total unconsolidated joint ventures	—	—	—	502	126.7	$252

Combined total	1,585	$480.1	$303	4,329	$1,423.3	$329

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three and six months ended June 30, 2008 have been included in our consolidated results. Results of operations for the three and six months ended June 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

(3)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and six months ended June 30, 2008 due to the settlement agreement reached in 2008. See Note 5 of the notes to the unaudited consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cancellation rates:
Consolidated:
Florida(2)	144%	34%	88%	32%
Mid-Atlantic	43%	17%	35%	17%
Texas(1)	22%	33%	25%	29%
West	46%	34%	42%	36%

Continuing Operations	73%	32%	52%	30%

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	Contracts with a third-party that marketed homes in the United Kingdom, which were included in backlog at December 31, 2007 and March 31, 2008 and were cancelled in June 2008. These contracts were for 511 homes representing $115.6 million of revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
		Sales		Sales		Sales		Sales
	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders
Average Price:
Consolidated:
Florida(2) (4)	$275	$311	$379	$314	$264	$(108)	$365	$343
Mid-Atlantic	$347	$369	$371	$343	$330	$323	$358	$357
Texas(1)	$258	$263	$257	$246	$256	$259	$257	$248
West	$275	$265	$343	$261	$274	$260	$356	$288
Continuing operations	$271	$251	$323	$281	$265	$232	$324	$298
Discontinued operations(1)	$128	$161	$233	$(46)	$144	$112	$240	$277
Consolidated total	$271	$250	$320	$281	$265	$231	$320	$298
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	$282	$99	—	—	$282	$142
Transeastern(2)	—	—	$223	$159	—	—	$241	$92
Mid-Atlantic	—	—	$282	$207	—	—	$282	$216
West(3)	—	—	$292	$219	—	—	$305	$246
Total unconsolidated joint ventures	—	—	$259	$186	—	—	$274	$194
Combined total	$271	$250	$302	$265	$265	$231	$307	$282

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three and six months ended June 30, 2008 have been included in our consolidated results. Results of operations for the three and six months ended June 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

(3)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and six months ended June 30, 2008 due to the settlement agreement reached in 2008. See Note 5 of the notes to the unaudited consolidated financial statements.

(4)	Contracts with a third-party that marketed homes in the United Kingdom, which were included in backlog at December 31, 2007 and March 31, 2008 and were cancelled in June 2008. These contracts were for 511 homes representing $115.6 million of revenue.
Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007
          Florida: Homebuilding revenues decreased 50% to $109.9 million for the three months ended June 30, 2008 from $218.2 million for the three months ended June 30, 2007. The decrease in Homebuilding revenues was due to a 44% decrease in revenues from home sales to $108.5 million for the three months ended June 30, 2008 from $192.8 million for the three months ended June 30, 2007 and a decrease in revenue from land sales to $1.4 million for the three months ended June 30, 2008 from $25.4 million for the three months ended June 30, 2007. The decrease in home sales revenues during the three months ended June 30, 2008 is the result of a 22% decrease in the number of home deliveries to 395 for the three months ended June 30, 2008 from 509 homes delivered for the three months ended June 30, 2007, and a 27% decrease in the average selling price of homes to $275,000 for the three months ended June 30, 2008 from $379,000 for the three months ended June 30, 2007.
     During the three months ended June 30, 2008, we recognized $132.0 million in impairment charges compared to $23.6 million for the three months ended June 30, 2007. Gross margin on home sales, excluding impairments, was 4% for the three months ended June 30, 2008, compared to 22% for the three months ended June 30, 2007. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers coupled with a decline in the base price of the homes delivered. The average sales incentive per home delivered increased 81% to $97,300 per home for the three months ended June 30, 2008, from $53,800 for the three months ended June 30, 2007.
     For the three months ended June 30, 2008 and 2007, we incurred losses of $12.5 million and $9.1 million from land sales, respectively, which included land impairments and abandonment costs of $14.3 million and $12.1 million, respectively.
     Mid-Atlantic: Homebuilding revenues decreased 78% to $13.9 million for the three months ended June 30, 2008 from $62.5 million for the three months ended June 30, 2007. The decrease in Homebuilding revenues was primarily due to a decrease in revenues from home sales during the three months ended June 30, 2008 as a result of a 76% decrease in the number of home deliveries to 40 for the three months ended June 30, 2008 from 168 homes delivered for the three months ended June 30, 2007, and a 7% decrease in the average selling price of homes to $347,000 for the three months ended June 30, 2008 from $371,000 for the three months ended June 30, 2007 coupled with a decline in the base price of the homes delivered.
     During the three months ended June 30, 2008, we recognized $5.9 million in impairment charges compared to $4.5 million for the three months ended June 30, 2007. Gross margin on home sales, excluding impairments, decreased to 1% for the three months ended June 30, 2008 compared to 14% for the three months ended June 30, 2007 in part due to an increase in average sales incentive per home delivered of 4% to $28,500 per home for the three months ended June 30, 2008, from $27,400 for the three months ended June 30, 2007.

     For the three months ended June 30, 2008 and 2007, we incurred losses of $9.2 million and $13.8 million from land sales, respectively, which included land impairments and abandonment costs of $9.2 million and $13.5 million, respectively.
     Texas: Homebuilding revenues decreased 39% to $103.9 million for the three months ended June 30, 2008 from $170.8 million for the three months ended June 30, 2007. The decrease in Homebuilding revenues was due to a 42% decrease in revenues from home sales to $97.3 million for the three months ended June 30, 2008 from $167.0 million for the three months ended June 30, 2007. The decrease in revenue from home sales was primarily due to a 42% decrease in the number of home deliveries to 377 for the three months ended June 30, 2008 from 649 homes delivered for the three months ended June 30, 2007. The average selling price of homes remained relatively unchanged at $258,000 for the three months ended June 30, 2008 from $257,000 for the three months ended June 30, 2007. Our Texas region has been less affected by the challenging market conditions experienced in other regions. We believe that this is the result of the overall moderate growth rates and price appreciation experienced in Texas in prior periods and the relative health of the Texas economy as compared to other markets in which we sell.
     During the three months ended June 30, 2008, we recognized $2.1 million in impairment charges compared to $0.5 million for the three months ended June 30, 2007. Gross margin on home sales, excluding impairments, was 11% for the three months ended June 30, 2008, compared to 21% for the three months ended June 30, 2007. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 58% to $27,700 per home for the three months ended June 30, 2008, from $17,600 for the three months ended June 30, 2007.
     For the three months ended June 30, 2008 and 2007, we incurred losses of $5.3 million and $0.2 million from land sales, respectively, which included land impairments and abandonment costs of $5.5 million and $0.2 million, respectively.
     West: Homebuilding revenues decreased 42% to $66.5 million for the three months ended June 30, 2008 from $114.2 million for the three months ended June 30, 2007. The decrease in Homebuilding revenues was due to a 49% decrease in revenues from home sales to $57.2 million for the three months ended June 30, 2008 from $113.1 million for the three months ended June 30, 2007, partially offset by an increase in revenue from land sales to $9.3 million for the three months ended June 30, 2008 from $1.1 million for the three months ended June 30, 2007. The decrease in revenue from home sales was due to a 37% decrease in the number of home deliveries to 208 for the three months ended June 30, 2008 from 330 homes delivered for the three months ended June 30, 2007, and a 20% decrease in the average selling price of homes to $275,000 for the three months ended June 30, 2008 from $343,000 for the three months ended June 30, 2007.
     During the three months ended June 30, 2008, we recognized $35.5 million in impairment charges compared to $12.8 million for the three months ended June 30, 2007. Gross margin on home sales, excluding impairments, was 1% for the three months ended June 30, 2008, compared to 10% for the three months ended June 30, 2007. This decrease in gross margin was primarily due to the decrease in average selling prices discussed above. The average sales incentive per home delivered decreased 19% to $50,200 for the three months ended June 30, 2008 from $62,100 for the three months ended June 30, 2007 as incentives were factored into the reduction in the base price of the home.
     For the three months ended June 30, 2008 and 2007, we incurred losses of $97.1 million and $15.1 million from land sales, respectively, which included land impairments and abandonment costs of $100.2 million and $17.6 million, respectively. Land impairment and abandonment charges during the three months ended June 30, 2008 include a $85.0 million impairment on a parcel of land as discussed in Note 3 to the unaudited consolidated financial statements.
Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
          Florida: Homebuilding revenues decreased 52% to $230.5 million for the six months ended June 30, 2008 from $475.5 million for the six months ended June 30, 2007. The decrease in Homebuilding revenues was due to a 49% decrease in revenues from home sales to $227.4 million for the six months ended June 30, 2008 from $449.1 million for the six months ended June 30, 2007 and a decrease in revenue from land sales to $3.1 million for the six months ended June 30, 2008 from $26.4 million for the six months ended June 30, 2007. The decrease in home sales during the six months ended June 30, 2008 was the result of a 30% decrease in the number of home deliveries to 862 for the six months ended June 30, 2008 from 1,229 homes delivered for the six months ended June 30, 2007, and a 28% decrease in the average selling price of homes to $264,000 for the six months ended June 30, 2008 from $365,000 for the six months ended June 30, 2007.
     During the six months ended June 30, 2008, we recognized $205.9 million in impairment charges compared to $28.7 million for the six months ended June 30, 2007. Gross margin on home sales, excluding impairments, was 5% for the six months ended June 30, 2008, compared to 22% for the six months ended June 30, 2007. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers coupled with a decline in the base price of the homes delivered. The average sales incentive per home delivered increased 87% to $99,100 per home for the six months ended June 30, 2008, from $52,900 for the six months ended June 30, 2007.
     For the six months ended June 30, 2008 and 2007, we incurred a loss of $34.9 million and $9.4 million from land sales, respectively, which included land impairments and abandonment costs of $36.4 million and $12.8 million, respectively.
     Mid-Atlantic: Homebuilding revenues decreased 73% to $30.6 million for the six months ended June 30, 2008 from $114.7 million for the six months ended June 30, 2007. The decrease in Homebuilding revenues was primarily due to a decrease in revenues from home sales during the six months ended June 30, 2008 as a result of a 73% decrease in the number of home deliveries to 86 homes delivered for the six months ended June 30, 2008 from 320 homes delivered for the six months ended June 30, 2007, and a 8% decrease in the average selling price of homes to $330,000 for the six months ended June 30, 2008 from $358,000 for the six months ended June 30, 2007.

     During the six months ended June 30, 2008, we recognized $12.5 million in impairment charges compared to $6.6 million for the six months ended June 30, 2007. Gross margin on home sales, excluding impairments, was 8% for the six months ended June 30, 2008, compared to 14% for the six months ended June 30, 2007. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers coupled with a decline in the base price of the homes delivered. The average sales incentive per home delivered increased 15% to $31,100 per home for the six months ended June 30, 2008, from $27,000 for the six months ended June 30, 2007.
     For the six months ended June 30, 2008 and 2007, we incurred a loss of $9.3 million and $14.1 million, respectively, from land sales, which included land impairments and abandonment costs of $9.4 million and $13.9 million, respectively.
     Texas: Homebuilding revenues decreased 34% to $212.3 million for the six months ended June 30, 2008 from $320.0 million for the six months ended June 30, 2007. The decrease in Homebuilding revenues was due to a 35% decrease in revenues from home sales to $205.2 million for the six months ended June 30, 2008 from $313.9 million for the six months ended June 30, 2007. The decrease in revenue from home sales was primarily due to a 34% decrease in the number of home deliveries to 801 for the six months ended June 30, 2008 from 1,221 homes delivered for the six months ended June 30, 2007. The average selling price of homes remained relatively unchanged at $256,000 for the six months ended June 30, 2008 from $257,000 for the six months ended June 30, 2007. Our Texas region has been less affected by the challenging market conditions experienced in other regions. We believe that this is the result of the overall moderate growth rates and price appreciation experienced in Texas in prior periods and the relative health of the Texas economy as compared to other markets in which we sell.
     During the six months ended June 30, 2008, we recognized $3.1 million in impairment charges compared to $0.6 million for the six months ended June 30, 2007. Gross margin on home sales, excluding impairments, was 16% for the six months ended June 30, 2008, compared to 22% for the six months ended June 30, 2007. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 61% to $26,600 per home for the six months ended June 30, 2008, from $16,600 for the six months ended June 30, 2007.
     For the six months ended June 30, 2008 and 2007, we incurred a (loss)/gain of $(6.7) million and $0.4 million, respectively, from land sales, which included land impairments and abandonment costs of $6.8 million and $0.3 million, respectively.
     West: Homebuilding revenues decreased 46% to $116.1 million for the six months ended June 30, 2008 from $216.2 million for the six months ended June 30, 2007. The decrease in Homebuilding revenues was due to a 50% decrease in revenues from home sales to $106.8 million for the six months ended June 30, 2008 from $215.1 million for the six months ended June 30, 2007, partially offset by an increase in revenue from land sales to $9.3 million for the six months ended June 30, 2008 from $1.1 million for the six months ended June 30, 2007. The decrease in revenue from home sales was due to a 35% decrease in the number of home deliveries to 390 for the six months ended June 30, 2008 from 604 homes delivered for the six months ended June 30, 2007, and a 23% decrease in the average selling price of homes to $274,000 for the six months ended June 30, 2008 from $356,000 for the six months ended June 30, 2007.
     During the six months ended June 30, 2008, we recognized $55.7 million in impairment charges compared to $13.5 million for the six months ended June 30, 2007. Gross margin on home sales, excluding impairments, was 3% for the six months ended June 30, 2008, compared to 13% for the six months ended June 30, 2007. This decrease in gross margin was primarily due to the decrease in average selling prices discussed above. The average sales incentive per home delivered decreased to $52,600 for the six months ended June 30, 2008 compared to $58,700 for the six months ended June 30, 2007 as incentives were factored into a reduction in the base price of the home.
     For the six months ended June 30, 2008, we incurred a loss of $144.0 million from land sales primarily due to land improvements and the write-offs of deposits and abandonment costs totaling $147.2 million, as compared to a loss on land sales of $42.6 million during the six months ended June 30, 2007, which included $47.5 million of land impairments and abandonment costs. Land impairment and abandonment charges during the six months ended June 30, 2008 include a $85.0 million impairment on a parcel of land as discussed in Note 3 to the unaudited consolidated financial statements.
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
     Our Financial Services operations primarily used cash to fund mortgages, prior to their sale, and SG&A expenditures. We relied primarily on internally generated funds, which included the proceeds generated from the sale of mortgages, and the mortgage operations’ warehouse lines of credit to fund these operations.
     Our income before non-cash charges generally is our most significant source of operating cash flow.

     At June 30, 2008, our homebuilding operations had unrestricted cash and cash equivalents of $192.4 million as compared to $67.2 million at December 31, 2007.
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
     As a result of severe market conditions and our liquidity constraints, during the six months ended June 30, 2008, we abandoned our rights under certain option agreements which resulted in an approximately 6,300 unit decline in our optioned homesites. Abandonment decisions were made following in depth community by community analyses of all option contracts based on projected returns, amount and timing of incremental cash flow, and owned homesites. As a result of abandoning our rights under option contracts, as of June 30, 2008, we accrued $4.8 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts. From July 1, 2008 through February 28, 2009, an additional $2.5 million of letters of credit have been drawn related to the abandonment of option contracts which have increased our borrowings outstanding under our Revolving Loan Facility. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. We recorded losses of $4.0 million for the six months ended June 30, 2008 for our estimated obligations under these development agreements, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statement of operations. No losses were recorded during the three months ended June 30, 2008. Through the first quarter of 2009, we have continued to reduce inventory in an attempt to further align our inventory levels to housing demand in those markets we serve, reduce our cost of sales relating to construction and labor costs for the homes we build and reduce our selling, general and administrative costs to levels consistent with fewer home deliveries to operate within our liquidity constraints. These or future actions may not be sufficient to allow us to continue our operations.

     Our unaudited consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have $1.9 billion in borrowings and have experienced significant operating losses. For the six months ended June 30, 2008, we incurred a loss from continuing operations, net of taxes, of $661.8 million and had stockholders’ deficit of $1.1 billion. There is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and emerge successfully from our Chapter 11 cases will depend upon our development and consummation of a plan of reorganization. The accompanying unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
     For the six months ended June 30, 2008, cash provided by/(used in) operating activities was $109.2 million, as compared to $(83.2) million during the six months ended June 30, 2007. The improvement in the use of cash by our operating activities is primarily a result of a decrease in our inventory. The increase in restricted cash and related decrease in other assets is primarily due to a $207.3 million refund of previously paid income taxes of which $175.0 million has been has been included in restricted cash at June 30, 2008 as required by the cash collateral order (see Notes 1 and 10 of the consolidated unaudited financial statements). In addition to this refund, through June 2008, we have received refunds of overpayments of federal and state income taxes reflected on our 2006 returns and a quick refund application for 2007 estimated tax payments totaling $33.4 million. We are subject to Joint Committee on Taxation reviews under the normal procedures applicable to taxpayers with refunds in excess of $2.0 million
     Cash used in investing activities was $2.0 million during the six months ended June 30, 2008, as compared to $18.9 million during the six months ended June 30, 2007. The decrease in cash used in investing activities is primarily due to the reduction in the investments in our unconsolidated joint ventures during the six months ended June 30, 2007 of $21.1 million compared to $1.6 million for the six months ended June 30, 2008.
 Financing Activities
     Our consolidated borrowings at June 30, 2008 were $1.9 billion (see Note 9 to the unaudited consolidated financial statements).
     The filing of the Chapter 11 cases triggered repayment obligations under a number of instruments and agreements relating to our direct and indirect financial obligations. As a result, all our borrowings became automatically and immediately due and payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 cases.
     On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into a Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to June 19, 2008. No funds were drawn under the agreement.
     The agreement was subsequently terminated and we entered into an agreement with our prepetition secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). We are authorized by the Bankruptcy Court to use cash collateral of our first lien and second lien lenders in a manner consistent with a budget negotiated by the parties. The order further provided for the pay-down of $175.0 million to our first lien term secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. We also have the right to pay-down an additional $15.0 million to our first lien secured lenders. As of March 6, 2009, we had paid-down approximately $143.0 million to the first lien secured lenders. We may incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. We have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     We and the first lien lenders reached an agreement to extend the use of cash collateral until April 30, 2009 on terms substantially similar to those in the original cash collateral order. The new cash collateral order was approved by the Bankruptcy Court on January 28, 2009. If we fail to comply with the order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
 Revolving Loan Facility and First and Second Lien Term Loan Facilities
     To effect the TE Acquisition, on July 31, 2007, we entered into (1) the $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (2) the $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”). At June 30, 2008 and December 31, 2007, we had $272.8 million and $168.5 million, respectively, outstanding under our revolving loan facility (the “Revolving Loan Facility”). There is no additional capacity available under the Revolving Loan Facility other than for letters of credit presented to the bank. The Revolving Loan Facility expires on March 9, 2010. The First Lien Term Loan Facility expires on July 31, 2012 and the Second Lien Term Loan Facility expires on July 31, 2013. At June 30, 2008, the Revolving Loan Facility and the Facilities are classified as liabilities subject to compromise (see Note 2 to the unaudited consolidated financial statements).
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
 Senior Notes and Senior Subordinated Notes
     In connection with the issuance of the $250.0 million 8 1 / 4 % senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes. The registration statement was not declared effective within the required 180 days of issuance and was withdrawn in 2008. As a result, on October 9, 2006, in accordance with their terms, the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and increases by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. In accordance with SOP 90-7, as of January 29, 2008, the petition date, we ceased accruing special interest and reversed $2.3 million of the interest expense that had been previously accrued as these are unsecured claims and not entitled to interest upon filing petitions for relief under Chapter 11.
     Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-Guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt. The indentures governing the senior notes and senior subordinated notes generally require us to maintain a minimum consolidated net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or declare dividends or other restricted payments, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts and merge or consolidate with other entities. Interest on our outstanding senior notes and senior subordinated notes is payable semi-annually. In accordance with SOP 90-7, as of January 29, 2008, the petition date, we ceased accruing interest on the senior notes and the senior subordinated notes as these are unsecured claims and are not entitled to interest upon filing petitions for relief under Chapter 11. At June 30, 2008, the senior notes and senior subordinated notes are classified as liabilities subject to compromise (see Note 2 to the unaudited consolidated financial statements).
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
     The PIK Notes provide for registration rights for the holders whereby the interest rate increases by 0.25% per annum for the first 90 days of a registration default, as defined, which amount increases by an additional 0.25% every 90 days a registration default is continuing, not to exceed 1.0% in the aggregate, from and including the date of the registration default to and excluding the date on which the registration default is cured. Registration default payments may be paid, at our option, in cash, additional Notes, or a combination thereof. For the three months ended June 30, 2008, we have not incurred additional interest expense as a result of such default.
     At June 30, 2008, the PIK Notes are classified as liabilities subject to compromise (see Note 2 to the unaudited consolidated financial statements).
 Financial Services Borrowings
     On January 28, 2008, Preferred Home Mortgage Company, our wholly-owned residential mortgage lending subsidiary, entered into an Amended and Restated Agreement of Limited Liability Company with Wells Fargo Ventures, LLC. The limited liability company is known as PHMCWF, LLC but does business as “Preferred Home Mortgage Company, an affiliate of Wells Fargo.” Preferred Home Mortgage Company owns 49.9% of the venture with the balance owned by Wells Fargo. Effective April 1, 2008, the venture began to carry on the mortgage business of Preferred Home Mortgage Company. The venture is managed by a committee composed of six members, three from Preferred Home Mortgage Company and three from Wells Fargo. The venture entered into a revolving credit agreement with Wells Fargo Bank, N.A. providing for advances of up to $20.0 million. Effective April 1, 2008, we began to account for the venture as an equity- method investment.

     Until December 4, 2008, the joint venture had two warehouse lines of credit in place to fund the origination of residential mortgage loans. The revolving warehouse line of credit (the “Warehouse Line of Credit”), which was entered into on December 5, 2007, provided for revolving loans of up to $25.0 million. The Warehouse Line of Credit replaced the $100.0 million revolving warehouse line of credit that expired on December 8, 2007. From January 25, 2008 through December 4, 2008, the availability under the Warehouse Line of Credit was reduced to $15.0 million. The $150.0 million mortgage loan purchase facility (“Purchase Facility”) was amended to decrease the size of the facility to $75.0 million. From January 25, 2008 through December 4, 2008, the availability under the Purchase Facility was reduced to $40.0 million. However, we had agreed with the lender not to utilize these facilities. The Warehouse Line of Credit bore interest at the 30-day LIBOR rate plus a margin of 2.0%, was secured by funded mortgages, which were pledged as collateral, and required our mortgage subsidiary to maintain certain financial ratios and minimums. The Warehouse Line of Credit also placed certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities. Our mortgage subsidiary was in compliance with all covenants and restrictions at June 30, 2008. At June 30, 2008, our mortgage subsidiary had no outstanding borrowings.
 Liquidity Needs
     We continue to have substantial liquidity needs in the operation of our business and face liquidity challenges. Our business depends upon our ability to obtain financing for the development of our residential communities and to provide bonds to ensure the completion of our projects. We expect to have sufficient resources and borrowing capacity to meet all of our commitments throughout the projected term of our Chapter 11 cases as a result of an agreement we entered in June 2008 with our secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). Pursuant to a Bankruptcy Court order dated June 20, 2008, we are authorized by the Bankruptcy Court to use cash collateral of our first lien and second lien lenders (approximately $358.0 million at the time of the order) in a manner consistent with a budget negotiated by the parties. The order further provided for the pay-down of $175.0 million of the $358.0 million to our first lien term secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to pay-down an additional $15.0 million to our first lien secured lenders. As of March 6, 2009, we had paid-down approximately $143.0 million of the $175.0 million to the first lien secured lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     We and the first lien lenders reached an agreement to extend the use of cash collateral until April 30, 2009 on terms substantially similar to those in the original cash collateral order. The new cash collateral order was approved by the Bankruptcy Court on January 28, 2009. If we fail to comply with the new order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
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
     The Bankruptcy Court established May 19, 2008 as the bar date for filing proofs of claim against the Debtors relating to obligations arising before January 29, 2008. As of February 25, 2009, approximately 4,400 claims have been filed against us totaling approximately $7.3 billion in asserted liabilities. These claims are comprised of approximately $5.0 million in administrative claims, $219.0 million in secured claims, $75.0 million in priority claims and $7.0 billion in unsecured claims. There are many claims (at least 700) that have been asserted in “unliquidated” amounts or that contain an unliquidated component. Notably, among the unliquidated claims are the claims of our secured first and second lien lenders. In addition, the indenture trustees under our approximately $1.1 billion of unsecured debentures each filed an unliquidated claim with respect to such obligations.
     On October 13, 2008, we filed with the Bankruptcy Court the (a) Joint Plan of TOUSA, Inc. and its Affiliated Debtors and Debtors in Possession under Chapter 11 of the Bankruptcy Code (as modified or revised, the “Plan”) and (b) Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code relating to the Plan (as modified or revised, the “Disclosure Statement”). On October 24, 2008 and November 12, 2008, the debtors filed revised versions of the Plan and Disclosure Statement (including projected financial information) with the Bankruptcy Court. Copies of the Plan and Disclosure Statement, as filed with the Bankruptcy Court, are available at http://www.tousa.com/reorg. We have the exclusive right to solicit acceptance thereof until April 30, 2009. Pursuant to Section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond June 29, 2009.
  Off Balance Sheet Arrangements

Land and Homesite Option Contracts
     In the ordinary course of business, we enter into option contracts to purchase homesites and land held for development. At June 30, 2008 and December 31, 2007, we had non-refundable cash deposits totaling $30.2 million and $56.9 million, respectively, included in inventory in the accompanying unaudited consolidated statements of financial condition. Under these option contracts, we have the right to buy homesites at predetermined prices on a predetermined takedown schedule. Option contracts generally require the payment of a cash deposit and/or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or third party financial entities which have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements in connection with option contracts, which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. We recorded losses of $4.0 million for the six months ended June 30, 2008 for our estimated obligations under these development agreements, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statement of operations. No such losses were recorded during the three months ended June 30, 2008. At June 30, 2008 and December 31, 2007, $14.3 million and $10.3 million are included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition related to these development agreements. See Note 3 to our unaudited consolidated financial statements included herein.
     Certain of our option contracts give the other party the right to require us to purchase homesites or guarantee certain minimum returns. We have abandoned our rights under certain of these option contracts and we have not complied with the notices given to us. These option contracts were previously recorded as financing transactions under SFAS 66 and the inventory was included in inventory not owned and the corresponding liability was included in obligations for inventory not owned. Since we defaulted under or terminated these contracts, we are no longer accounting for these contracts as financing transactions. During the three and six months ended June 30, 2008, we recorded losses of $4.8 million and $9.5 million, respectively, in connection with the abandonment of these option contracts, for our estimated obligations, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations. These amounts were computed based on the estimated deficiency between the fair value of the underlying inventory compared to our required purchase price under the option contract. The total required purchase price under these option contracts at June 30, 2008 and December 31, 2007 was $28.6 million and $25.0 million, respectively. At June 30, 2008 and December 31, 2007, $19.0 million and $9.5 million is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and deposits on homesite purchase contracts. Under these arrangements, we had total outstanding letters of credit of $31.7 million as of June 30, 2008. As a result of abandoning our rights under option contracts, as of June 30, 2008, we accrued $4.8 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts. From July 1, 2008 through February 28, 2009, an additional $2.5 million of letters of credit have been drawn related to the abandonment of option contracts which have increased our borrowings outstanding under our Revolving Loan Facility. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount.
     At June 30, 2008, we have total outstanding performance / surety bonds of $170.1 million related to land development activities and have estimated our exposure on our outstanding surety bonds to be $58.6 million based on land development remaining to be completed. At June 30, 2008 and December 31, 2007, our accrual totaled $42.0 million and $48.0 million, respectively, for surety bonds where we consider it probable that we will be required to reimburse the surety for amounts drawn related to defaulted agreements, which is included as a liability subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     Until the establishment of a surety bond program in January 2009, we had no ability to obtain new surety bonds or letters of credit and in some cases, had to post cash deposits with government entities or escrow agents. Under the program approved by the Bankruptcy Court, we have an aggregate $15.0 million available for surety bonds. Surety bonds are issued after notice to creditors who have a right to object. The surety bonds are collateralized by cash deposits maintained in escrow accounts. At February 28 2009, $2.5 million was maintained as collateral for surety bonds.
Investments in Unconsolidated Joint Ventures
     We have entered into strategic joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In some cases our Chapter 11 filings have constituted an event of default under the joint venture lender agreements which have resulted in the debt becoming immediately due and payable, limiting the joint ventures’ access to future capital. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation, violations of environmental laws and similar acts. In some cases, we have agreed to make capital contributions to the joint venture sufficient to comply with a specified debt to value ratio. Our obligations become full recourse upon certain bankruptcy events with respect to the joint venture. At June 30, 2008 and December 31, 2007, we had investments in unconsolidated joint ventures of $8.7 million and $9.0 million, respectively. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At June 30, 2008 and December 31, 2007, we had receivables of $0.1 million and $0.3 million net of allowances, respectively, from these joint ventures due to loans and advances, unpaid management fees and other items.

     In many instances, we are appointed as the day-to-day manager of the unconsolidated entities and receive management fees for performing this function. We earned management fees from these unconsolidated entities of $0 and $4.5 million for the three months ended June 30, 2008 and 2007, respectively, and $0.1 million and $8.1 million for the six months ended June 30, 2008 and 2007, respectively. These fees are included in income (loss) from unconsolidated joint ventures in the accompanying unaudited consolidated statements of operations.
     We evaluated the recoverability of our investments in and receivables from unconsolidated joint ventures under APB 18 and SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), and recorded total impairments of investments in unconsolidated joint ventures of $2.3 million for the three months ended June 30, 2008 and $2.8 million and $5.5 million for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007 the accrual related to joint venture obligations was $59.5 million and $74.6 million, respectively, which primarily relates to limited guarantees we issued in connection with our unconsolidated joint ventures. As explained in further detail below, the decrease in the accrual is primarily due to the reduction of loss accruals totaling $11.6 million for certain joint venture obligations established in 2007 and reversed during the three months ended June 30, 2008.
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
TOUSA/Kolter Joint Venture
     In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain plans. The loans required, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforeseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. On June 21, 2007, and in response to missing the development deadline, TOUSA/Kolter amended the existing loan agreements and we amended the Performance and Completion Agreement to extend the Performance and Completion Agreement development deadline to May 31, 2008. The amendments to the term loan agreements increased the interest rate on the senior term loan by 100 basis points to LIBOR plus 3.25% and by 50 basis points to LIBOR plus 8.5% for the senior subordinated term loan. As a condition to the amendment, we agreed with Kolter Real Estate Group LLC to be responsible for the additional 150 basis points; accordingly, this would be a cost of the lots we acquired from TOUSA/Kolter. The amendment also required us to increase our existing letter of credit by an additional $1.8 million to $12.1 million and place an additional $3.0 million cash deposit on the remaining lots under option. The $3.0 million was used by TOUSA/Kolter to pay down a portion of the senior term loan.
     As we had abandoned our rights under the option contract due to non-performance, we recorded an obligation of $12.1 million for the letter of credit we anticipated would be drawn, wrote-off the $3.0 million cash deposit and $1.0 million in capitalized pre-acquisition costs in 2007. In 2008, the letter of credit was drawn and used to reduce the joint venture’s term loan outstanding.
     The lenders to the joint venture have declared the loan to the venture to be in default. The Remargining Agreement requires us to pay to the Administrative Agent, upon default of the joint venture, an amount necessary to decrease the principal balance of the loan so that the outstanding balance does not exceed 70% of the value of the joint venture’s assets. Based on the estimated fair value of the assets of the joint venture, we recorded a $54.0 million obligation (which included the $12.1 million letter of credit accrual) in 2007 in connection with our obligation under the re-margining provisions of the loan agreement. We did not record any additional contingent liability under the completion guarantee as the $54.0 million accrual represented the full debt obligation of the joint venture. At December 31, 2007, the obligation of $54.0 million is included in accounts payable and other liabilities in the accompanying unaudited consolidated statements of financial condition. As result of the 2009 transaction discussed below, we reduced the obligation for $8.5 million of loan forgiveness, $11.7 million of drawn letters of credit and $2.3 million of escrowed interest applied to the loan balance, leaving a remaining obligation at June 30, 2008 of $31.5 million, which is included in liabilities subject to compromise in the accompanying unaudited consolidated statement of financial condition.
     During 2007, we evaluated the recoverability of our investment and receivables from TOUSA/Kolter for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $58.8 million representing the full carrying value of our investment in and receivables from TOUSA/Kolter, net of deferred gains of $12.8 million, which were deferred as a result of the contributed assets and contract assignments to TOUSA/Kolter. Additionally, in 2007 we recorded an obligation of $18.9 million for performance bonds and letters of credit that we placed on behalf of the joint venture, as we considered it probable that we would be required to reimburse these amounts for development remaining to be completed. At June 30, 2008 and December 31, 2007, the obligation for performance bonds and letters of credit of $13.7 million and $18.9 million, respectively, is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     On January 28, 2009, we entered into an agreement with CC Loan Acquisition LLC, which had purchased the loans to the joint venture and the Community Development District Bonds related to the project. The joint venture deeded the property to CC Loan Acquisition LLC and received an extension of the maturity of the “B Bonds” until May 1, 2013. A portion of the outstanding indebtedness was also satisfied and the amount collectible from CC Loan Acquisition LLC under filed proofs of claim related to the Completion Agreement was limited. This agreement was approved by the Bankruptcy Court on January 9, 2009.
Centex/TOUSA at Wellington, LLC
     In December 2005, we entered into a joint venture with Centex Corporation to form Centex/TOUSA at Wellington, LLC (“Centex/TOUSA at Wellington”) for the purpose of acquiring, developing and selling approximately 264 homesites in a community in South Florida. The joint venture obtained a term loan of which $31.0 million was outstanding as of June 30, 2008 and December 31, 2007. The credit agreement requires us to construct and complete the horizontal development of the lots and related infrastructure in accordance with certain agreed upon plans. On August 31, 2007, Centex/TOUSA at Wellington received a notice from the lender requiring the joint venture members to contribute approximately $10.0 million to the joint venture to reduce the outstanding term loan in order to comply with the 60% loan-to-value ratio covenant. We have not made the required equity contribution.
     We evaluated the recoverability of our investment in and receivables from Centex/TOUSA at Wellington for impairment under APB 18 and SFAS 114 respectively, and recorded an impairment of $27.0 million representing the full carrying value of our investment in and receivables from Centex/TOUSA during 2007. Based on the estimated fair value of the assets of the joint venture, we recorded a $15.5 million obligation in 2007, in connection with our obligation under the re-margining provisions of the loan agreement which represents our portion of the joint venture’s outstanding debt. We did not record any additional contingent liability under the completion guarantee as the $15.5 million accrual represents our portion of the full joint venture debt obligation. At June 30, 2008 and December 31, 2007, the $15.5 million obligation is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
Layton Lakes Joint Venture
     In connection with our joint venture with Lennar Corporation (the “Layton Lakes Joint Venture”) to acquire and develop land, townhome properties and commercial property in Gilbert, Arizona, we entered into a Completion and Limited Indemnity Agreement for the benefit of the lender to the joint venture.
     We evaluated the recoverability of our investment in and receivables from the Layton Lakes Joint Venture for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $24.9 million representing the full carrying value of our investment in and receivables from the Layton Lakes Joint Venture during 2007. At that time, we did not record any obligation under the re-margining provision as we were not a party to the re-margining agreement. The remargining agreement required that the outstanding loan balance not exceed 65% of the value of the joint venture’s assets. Additionally, in 2007 we recorded an obligation of $4.4 million for performance bonds that we placed on behalf of the joint venture, as we considered it probable that we would be required to reimburse these amounts for development remaining to be completed. We did not record any additional contingent liability under the completion guarantee as based on the estimated fair value of the assets of the joint venture, we did not believe that it was probable that we would be called to perform under the completion obligation.
     The joint venture also breached various other loan covenants. As a result of our defaults, including our failure to maintain a required net worth, we did not have the right to take down lots or vote as a member of the joint venture.
     Tousa, Tousa Homes, Inc., Lennar and the Town of Gilbert, Arizona entered into a series of agreements pursuant to which, among other things, we have surrendered our interest in the joint venture and have paid $1.3 million toward completion of certain offsite improvements. In exchange, we have been granted an option to continue acquiring lots and the Town of Gilbert has agreed to issue certificates of occupancy for certain homes under construction. Tousa, Tousa Homes, Inc., Lennar and Bank Midwest each agreed to mutual releases of claims related to the Layton Lakes Joint Venture. The Bankruptcy Court approved these agreements on November 25, 2008. As a result of this settlement and certain work performed by our joint venture, we reversed $4.3 million of our accrual for estimated obligations under the performance bonds during the six months ended June 30, 2008.
Other
     Certain of our other ongoing unconsolidated land development joint ventures have outstanding debt obligations totaling $17.6 million and $20.6 million at June 30, 2008 and December 31, 2007, respectively. These joint venture borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint venture defaults and to indemnify the lenders for losses resulting from fraud, misappropriation, violations of environmental laws and similar acts.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in the material set forth in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, and typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project”, and “future.” Specifically, this Form 10-Q contains forward-looking statements including with respect to:
•	our expectations regarding population growth and median income growth trends and their impact on future housing demand in our markets;

•	our expectation regarding the impact of geographic and customer diversification;

•	our expectations regarding successful implementation of our asset management strategy and its impact on our business;

•	our expectations regarding future land sales;

•	our belief regarding growth opportunities within our financial services business;

•	our estimate that we have adequate financial resources to meet our current and anticipated working capital, including our debt service payments, and land acquisition and development needs;

•	our expectations regarding our option contracts, investments in land development joint ventures;

•	our expectations regarding the housing market in 2009 and beyond; and

•	our expectations regarding our use of cash in operations.
     We do not undertake any obligation to update any forward-looking statements.
     These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as increases in interest rates or unemployment rates or declines in median income growth, consumer confidence or the demand for, or the price of, housing;

•	the risks and uncertainties associated with our Chapter 11 cases;

•	the inability to obtain confirmation of our Chapter 11 plan;

•	Restrictions on our ability to pursue our business strategies while operating under the Bankruptcy :

•	our ability to attract, motivate and retain key and essential personnel is impacted by the Bankruptcy Code which limits our ability to implement a retention program or take other measures intended to motivate employees to remain with us;

•	we require a significant amount of cash, which may not be available to us;

•	our belief that our ability to continue as a going concern will depend upon our ability to restructure our capital structure;

•	our ability to identify and acquire, at anticipated prices, additional homebuilding opportunities and/or to effect our growth strategies in our homebuilding operations and financial services business;

•	events which would impede our ability to open new communities and/or deliver homes within anticipated time frames and/or within anticipated budgets;

•	a further decline in the value of our land and home inventories;

•	our ability to dispose successfully of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our ability to compete in our existing and future markets;

•	the impact of hurricanes, tornadoes or other natural disasters or weather conditions on our business, including the potential for shortages and increased costs of materials and qualified labor and the potential for delays in construction and obtaining government approvals;

•	an increase or change in government regulations or in the interpretation and/or enforcement of existing government regulations;

•	a change in ownership of our stock, as defined in Section 382 of the Internal Revenue Code, which would limit our ability to receive anticipated income tax refunds.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a result of our senior and senior subordinated notes offerings, as of June 30, 2008, $1.1 billion of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility, term loans and warehouse lines. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. As of June 30, 2008, we had an aggregate of $812.3 million drawn under our Revolving Loan Facility, term loans and warehouse lines of credit that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $8.1 million per year.
     The failure to pay interest on certain notes and the filing of the Chapter 11 cases has constituted events of default or otherwise triggered repayment obligations under a number of instruments and agreements relating to our direct and indirect financial obligations. As a result of the events of default, all our obligations became automatically and immediately due and payable and have been reflected as such in the following table. We believe that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 cases.
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
     Our Annual Report on Form 10-K for the year ended December 31, 2007 contains further information regarding our market risk. As of June 30, 2008, there have been no material changes in our market risk since December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2008. Based on such evaluation, such officers have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective solely due to our failure to file this Form 10-Q on a timely basis. This failure was the result of our Chapter 11 bankruptcy process and our reorganization plans which have required substantial effort from our limited finance, accounting and management personnel. We continue to apply controls and procedures consistent with prior periods.
Changes In Internal Control
     During the three months ended June 30, 2008, we made the following change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting:
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
Securities Class Action Lawsuit
     Beginning in December 2006, various stockholder plaintiffs brought lawsuits seeking class action status in the United States District Court for the Southern District of Florida. The actions were consolidated, and the consolidated suit is pending under the caption Durgin, et al., v. TOUSA, Inc., et al., No. 06-61844-CIV. On September 7, 2007, the Court appointed Diamondback Capital Management, L.C. (“Diamondback”) as the lead plaintiff and approved Diamondback’s selection of counsel. Diamondback filed a consolidated complaint on November 2, 2007. The consolidated complaint set forth a proposed class period of August 1, 2005 to March 19, 2007 and alleged that TOUSA’s public filings and other public statements were false and misleading in describing the financing for the Transeastern Joint Venture as non-recourse to TOUSA, and in describing the Transeastern Joint Venture’s financial condition during the class period. Plaintiffs also alleged in the consolidated complaint that certain public filings and statements were misleading or suffered from material omissions in failing to fully disclose or describe the Completion and Carve-Out Guarantees that TOUSA executed in support of the Transeastern Joint Venture’s financing. The consolidated complaint included claims under Section 11 of the Securities Act for strict liability and negligence regarding the registration statements and prospectus associated with the September 2005 offering of four million shares of stock. Plaintiffs asserted related claims against certain of the defendants as controlling persons responsible for the statements in the registration statements and prospectus. Finally, plaintiffs alleged claims under Section 10(b) of the Exchange Act for fraud with respect to various public statements regarding the non-recourse nature of the Transeastern debt, regarding the Completion and Carve-Out Guarantees, and regarding the financial condition of the Transeastern Joint Venture. Plaintiffs sought by way of the consolidated complaint compensatory damages, plus fees and costs, on behalf of themselves and the putative class of purchasers of TOUSA common stock and purchasers and sellers of options on TOUSA common stock.
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
     On September 19, 2008, the Bricklayers filed a Consolidated Amended Class Action Complaint (the “amended complaint”). This amended complaint dropped many of the parties previously named as defendants in the consolidated complaint, including TOUSA, leaving only Antonio B. Mon, Tommy McAden, David J. Keller and Randy L. Kotler as defendants in the suit. The amended complaint also dropped the Section 11 and Section 15 claims, leaving the claims under Section 10(b) of the Exchange Act and Rule 10b-5, as well as the claims made under Section 20(a) of the Exchange Act. Defendants Mon, Keller and Kotler filed motions to dismiss the amended complaint on November 21, 2008. Defendant McAden had not yet been served, but his counsel recently entered an appearance and filed a motion to dismiss on March 2, 2009. The deadline for the plaintiffs’ opposition to the motions to dismiss has been extended to March 24, 2009. Defendants will have an opportunity to file replies in support of their motions to dismiss. A trial date has not yet been set.
Proceeding by Official Committee of Unsecured Creditors
     In re TOUSA, Inc., Docket No. 08-10928-JKO; Adv. Pro No. 08-1435-JKO. We and certain of our subsidiaries are involved in an adversary proceeding brought as part of our Chapter 11 proceedings. On July 14, 2008, the Official Committee of Unsecured Creditors of TOUSA, Inc. (the “Committee”) commenced an adversary proceeding (the “Committee Action”) as part of our and certain of our subsidiaries’ (collectively, the “Debtors”) Chapter 11 proceedings in United States Bankruptcy Court for the Southern District of Florida. The Debtors were originally non-parties to the Committee Action, but have since been named as third-party defendants by two of the original defendants in the Committee Action.
     The Committee Action seeks to avoid certain allegedly fraudulent and preferential pre-petition transfers of up to $800 million the Debtors made in connection with the settlement of litigation related to the Transeastern Joint Venture (the “Transeastern Settlement”), and further seeks to avoid as a preferential transfer any security interest that may have been granted by any of the Debtors to certain lenders in a tax refund of approximately $207.0 million that the Debtors received in 2008. The Committee’s original complaint (the “Complaint”) named over 60 defendants, including the lenders under the credit agreements funding the Transeastern Joint Venture (the “Transeastern Lenders”), as well as the original lenders (and their successors and assigns) and administrators under the credit agreements entered into as a result of the Transeastern Settlement (the “New Credit Agreements”). The Debtors are not defendants to the Committee Action.
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
     On October 17, 2008, the Committee filed an Amended Complaint. The Amended Complaint contained additional allegations regarding the Revolver, and added new defendants. Citicorp has moved to dismiss the claims in the Amended Complaint relating to the Revolver. In addition, the Transeastern Lenders have moved to dismiss all claims against them. The Court denied the Transeastern Lenders’ motion to dismiss. The Court granted Citicorp’s motion to dismiss the Revolver claims in the Amended Complaint, but again granted the Committee leave to file a second amended complaint consistent with the Court’s specific guidance on the revolver issue. After initially filing a Second Amended Complaint again including claims related to the Revolver, on February 4, 2009, the Committee filed a Third Amended Complaint which did not include claims relating to the Revolver. The Committee has, however, appealed to the District Court the dismissal of the Revolver claims in the Amended Complaint.
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
     On November 6, 2008, Wells Fargo Bank, N.A., in its capacity as the Second Lien Term Agent, filed its answer to the Committee’s Amended Complaint in the Committee Action, and filed a third-party complaint (the “Wells Fargo Third-Party Complaint”) against TOUSA, Inc. and each of the Debtor signatories, co-borrowers and co-guarantors under the Second Lien Term Loan (except for Engle/Gilligan, LLC, Engle Homes Delaware, Inc., Newmark Homes Business Trust, TOUSA Delaware, Inc., and TOUSA Funding, LLC). The Wells Fargo Third-Party Complaint alleges that, to the extent the Committee establishes its allegations in the Committee Action, the defendants to the Wells Fargo Third-Party Complaint will have “materially breached the Second Lien Term Loan” by “(a) not having assets whose fair value exceeded their debts and liabilities, subordinated, contingent or otherwise, (b) not having assets whose fair saleable value exceed their debts and other liabilities, subordinated, contingent or otherwise, (c) not being able to pay their debts and liabilities, subordinated, contingent, or otherwise, and/or (d) having unreasonably small capital with which to conduct their business.” On November 25, 2008, the Debtors filed their answer to the Wells Fargo Third-Party Complaint, generally denying Wells Fargo’s allegations and asserting affirmative defenses.
     On February 24, 2009, the Senior Transeastern Lenders and the CIT Group/Business Credit, Inc. (“CIT”) each filed a Counterclaim and Third-Party Complaint against certain of the Debtors. The Senior Transeastern Lenders and CIT allege that they are entitled to indemnification against any recovery the Committee receives as a result of the Committee’s fraudulent transfer claims under the terms of the August 1, 2005 Senior Credit Agreement signed by certain of the Debtors in connection with the formation of the Transeastern Joint Venture. The Senior Transeastern Lenders and CIT seek recoupment for the full amount of any recovery against them on each of the Committee’s fraudulent transfer claims. Under the current schedule, the Debtors have until March 20, 2009 to respond to the Counterclaims and Third-Party Complaints.
     Discovery in the Committee Action, the Citicorp Third-Party Complaint, and the Wells Fargo Third-Party Complaint is currently ongoing. Pursuant to the amended case management order entered by the Court on November 11, 2008, current and former employees of the Debtors the parties and various non-parties have been deposed.
     On February 26, 2009, the court entered an order granting the Debtors’ motion to compel mediation of the case. The non-binding mediation is currently scheduled to take place on March 23, 2009 and March 24, 2009.
     Trial is currently scheduled for the weeks of July 13, 2009 and July 20, 2009.
     On October 26, 2007, the TOUSA Board of Debtors’ received a letter from counsel to a group of holders of TOUSA senior and subordinated notes (the “Noteholder Group”). TOUSA did not file for bankruptcy protection as requested by the Noteholder Group, but did later file for bankruptcy in January 2008. On February 27, 2009 the Official Committee of Unsecured Creditors of TOUSA filed a motion seeking standing to pursue claims against members of certain Debtor-Subsidiaries’ boards of directors as well as the majority shareholder of TOUSA, Tech SA, in connection with the July 31, 2007 transaction.
Vista Lakes
     Plaintiffs, purchasers of homes in the Vista Lakes community near Orlando, filed a class action complaint alleging that their homes were built on the site of a former bombing range. The plaintiffs seek recovery under theories of fraud, breach of contract, strict liability, negligence, and civil conspiracy. Because the plaintiffs named debtor defendants Tousa, Inc., Tousa Homes, Inc., d/b/a Engle Homes Orlando and Tousa Homes, LP as defendants in this action, the action was removed to federal court. The plaintiffs then agreed to dismiss the debtor defendants and the parties entered into a stipulation for remand. The state court case was re-opened and the parties remaining as defendants included Universal Land Title, Inc. and Preferred Home Mortgage Company.
     Universal Land Title, Inc. and Preferred Home Mortgage Company filed a motion to dismiss the second amended complaint. On February 13, 2009, the court dismissed all nine counts of the second amended complaint as to both Universal Land Title, Inc. and Preferred Home Mortgage Company, but granted Plaintiffs leave to amend their complaint by March 23, 2009.

     Based upon the early stage of the litigation, and depending upon whether Plaintiffs will choose to pursue any claims against Universal Land Title, Inc. or Preferred Home Mortgage Company by filing a third amended complaint, we are unable to evaluate the likelihood of an unfavorable outcome or the range of liability in such event.
Chinese Drywall
     TOUSA Homes, Inc. was named as a defendant in a purported class action lawsuit pending in the United States District Court for the Southern District of Florida on behalf of certain homeowner plaintiffs in Southwest Florida. (Karen Vickers, et al., v. TOUSA Homes, Inc., et al., No. 09-20510-CIV-GOLD/MCALILEY). The lawsuit has been filed, but TOUSA has not been served.
     The complaint alleges the plaintiff homeowners were sold homes containing drywall that is inherently defective, (“Chinese Drywall”), because it emits various sulfide gasses and/or other chemicals through “off gassing” that purportedly causes property damage and potential health hazards. Only one TOUSA homeowner is named as a plaintiff.
     Due to the Chapter 11 cases, Plaintiff’s counsel has agreed not to serve TOUSA. TOUSA is currently in the process of filing a motion to have all claims against TOUSA dismissed based on the protection of the bankruptcy filing.
     TOUSA is in the process of responding to notice of the alleged defect and of the plaintiff homeowners intent to file the class action lawsuit pursuant to Florida Statutes chapter 558.
     TOUSA Homes, Inc. was named, but has not been served in an additional purported class action lawsuit making similar allegations (Joyce Dowdy Revocable Trust, et. al v. Tousa Homes, Inc. et. al).
     Diligence is currently being conducted by TOUSA to determine the number of homes sold and unsold containing the Chinese drywall product which is alleged to be defective.
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
ITEM 1A. RISK FACTORS
     Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”).
     The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2007 Form 10-K.
Our cash collateral order includes operating budgets and financial covenants that limit our operating flexibility.
     The cash collateral order requires us to comply with certain financial budgets and covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include, among other things, restrictions on our ability to:
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

TOUSA, Inc.
Date: March 19, 2009	By:	/s/ Tommy L. McAden
		Name:	Tommy L. McAden
		Title:	Executive Vice President, Director and Chief Financial Officer

Date: March 19, 2009	By:	/s/ Angela F. Valdes
		Name:	Angela F. Valdes
		Title:	Vice President and Chief Accounting Officer