Form 10-Q
period 2008-09-30
TOUSA INC
filed 2009-05-27
CIK 1046578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ☐      No     ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      ☐      No      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      ☐      No      ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,604,169 shares of common stock as of May 11, 2009.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in millions, except par value)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
HOMEBUILDING:
Cash and cash equivalents:
Unrestricted	$277.5	$67.2
Restricted	19.9	5.1
Inventory:
Deposits	19.2	56.9
Homesites and land under development	235.7	633.0
Residences completed and under construction	282.9	555.9
Inventory not owned	9.6	26.0

	547.4	1,271.8
Property and equipment, net	15.2	24.6
Investments in unconsolidated joint ventures	3.0	9.0
Receivables from unconsolidated joint ventures	—	0.3
Other assets	62.0	330.0
Goodwill	—	11.2
Assets held for sale	2.7	6.1

	927.7	1,725.3

FINANCIAL SERVICES:
Cash and cash equivalents:
Unrestricted	13.6	9.3
Restricted	—	5.6
Mortgage loans held for sale	5.0	15.0
Other assets	4.0	6.8

	22.6	36.7

Total assets	$950.3	$1,762.0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
HOMEBUILDING:
Accounts payable and other liabilities	$121.6	$401.8
Customer deposits	17.8	33.9
Obligations for inventory not owned	—	32.0
Notes payable	—	1,585.3
Bank borrowings	—	168.5
Liabilities associated with assets held for sale	0.4	0.9

	139.8	2,222.4

FINANCIAL SERVICES:
Accounts payable and other liabilities	1.3	7.3
Bank borrowings	—	7.8

	1.3	15.1

Total liabilities not subject to compromise	141.1	2,237.5
Liabilities subject to compromise (Note 2)	2,080.0	—

Total liabilities	2,221.1	2,237.5

Commitments and contingencies

	September 30, 2008	December 31, 2007
	(Unaudited)
Stockholders’ deficit:
Preferred stock — $0.01 par value; 3,000,000 shares authorized; 117,500 issued and outstanding at September 30, 2008 and December 31, 2007	11.6	3.9
Common stock — $0.01 par value; 975,000,000 shares authorized; 59,604,169 shares issued and outstanding at September 30, 2008 and December 31, 2007	0.6	0.6
Additional paid-in capital	565.5	570.7
Accumulated deficit	(1,848.5)	(1,050.7)

Total stockholders’ deficit	(1,270.8)	(475.5)

Total liabilities and stockholders’ deficit	$950.3	$1,762.0

See accompanying notes to unaudited consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
HOMEBUILDING:
Revenues:
Home sales	$246.6	$449.6	$814.4	$1,542.3
Land sales	0.3	43.3	22.0	77.0

	246.9	492.9	836.4	1,619.3
Cost of sales:
Home sales	194.1	370.1	713.1	1,250.0
Land sales	1.5	56.5	18.3	85.6
Inventory impairments and abandonment costs	97.1	504.5	574.1	628.4
Other	—	(0.8)	—	(5.0)

	292.7	930.3	1,305.5	1,959.0

Gross loss	(45.8)	(437.4)	(469.1)	(339.7)
Selling, general and administrative expenses	44.0	86.0	153.8	262.4
Loss (income) from unconsolidated joint ventures, net	(0.1)	9.2	(0.4)	8.8
Impairment of investments in and receivables from unconsolidated joint ventures	9.9	23.4	1.1	28.9
Provision for settlement of loss contingency	—	40.7	—	151.6
Goodwill impairments	—	2.7	11.2	40.9
Interest expense (see Note 3 for contractual interest)	16.9	10.0	53.7	10.2
Other expense (income), net	(0.8)	0.6	(2.7)	(1.5)

Homebuilding pretax loss	(115.7)	(610.0)	(685.8)	(841.0)

FINANCIAL SERVICES:
Revenues	4.1	8.3	13.2	31.3
Expenses	4.6	8.1	18.0	26.1

Financial Services pretax income (loss)	(0.5)	0.2	(4.8)	5.2

Loss from continuing operations before reorganization items and taxes	(116.2)	(609.8)	(690.6)	(835.8)
Reorganization items, net (see Note 2)	18.7	—	105.4	—
Provision (benefit) for income taxes	(2.7)	6.0	(2.0)	(35.7)

Loss from continuing operations, net of taxes	(132.2)	(615.8)	(794.0)	(800.1)

Discontinued operations:
Loss from discontinued operations	(0.6)	(3.9)	(3.8)	(11.8)
Loss from disposal of discontinued operations	—	—	—	(13.6)
Benefit for income taxes	—	—	—	(7.8)

Loss from discontinued operations, net of taxes	(0.6)	(3.9)	(3.8)	(17.6)

Net loss	(132.8)	(619.7)	(797.8)	(817.7)
Dividends and accretion of discount on preferred stock	2.5	2.2	7.7	2.2

Net loss attributable to common stockholders	$(135.3)	$(621.9)	$(805.5)	$(819.9)

LOSS PER COMMON SHARE, BASIC AND DILUTED:
Loss from continuing operations	$(2.26)	$(10.36)	$(13.45)	$(13.46)
Loss from discontinued operations	(0.01)	(0.07)	(0.07)	(0.30)

Loss per common share	$(2.27)	$(10.43)	$(13.52)	$(13.76)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	59,604,169	59,604,169	59,604,169	59,601,119

Diluted	59,604,169	59,604,169	59,604,169	59,601,119

See accompanying notes to unaudited consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Dollars in millions)
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2008	117,500	$3.9	59,604,169	$0.6	$570.7	$(1,050.7)	$(475.5)

Stock option compensation expense	—	—	—	—	2.5	—	2.5
Dividends and accretion of preferred stock discount	—	7.7	—	—	(7.7)	—	—
Net loss	—	—	—	—	—	(797.8)	(797.8)

Balance at September 30, 2008	117,500	$11.6	59,604,169	$0.6	$565.5	$(1,848.5)	$(1,270.8)

See accompanying notes to unaudited consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(797.8)	$(817.7)
Loss from discontinued operations	3.8	17.6

Loss from continuing operations	(794.0)	(800.1)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	10.4	11.2
Non-cash compensation expense	2.5	3.0
Non-cash interest expense	38.4	8.0
Reorganization items, net	105.4	—
Loss on early termination of debt	—	2.4
Provision for settlement of loss contingency	—	151.6
Loss on impairments of inventory and abandonment costs	574.1	628.4
Goodwill impairments	11.2	40.9
Write-down of receivables	5.7	—
Deferred income taxes	—	(160.6)
Loss (income) from unconsolidated joint ventures	(0.4)	19.2
Distributions of earnings from unconsolidated joint ventures	0.2	0.9
Impairment of investments in and receivables from unconsolidated joint ventures	1.1	28.9
Changes in operating assets and liabilities:
Restricted cash	(9.2)	28.6
Inventory	143.2	(72.1)
Receivables from unconsolidated joint ventures	(1.4)	(29.9)
Other assets	216.2	82.4
Mortgage loans held for sale	10.0	10.9
Accounts payable and other liabilities	(4.5)	(26.7)
Customer deposits	(16.1)	(15.6)

Net cash provided by (used in) operating activities	292.8	(88.6)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(7.7)
Net disposals (additions) to property and equipment	0.8	(9.4)
Investments in unconsolidated joint ventures	(1.6)	(29.2)
Capital distributions from unconsolidated joint ventures	—	12.4

Net cash used in investing activities	(0.8)	(33.9)

Cash flows from financing activities:
Net borrowings from (repayments of) revolving credit facilities	(28.1)	150.3
Principal payments on notes payable	(37.7)	(0.5)
Net repayments of Financial Services bank borrowings	(7.8)	(13.0)
Payments for deferred financing costs	(2.9)	(32.1)
Payment for issuance of convertible preferred stock and warrants	—	(2.9)

Net cash provided by (used in) financing activities	(76.5)	101.8

Net cash provided by (used in) continuing operations	215.5	(20.7)

Cash flows from discontinued operations:
Net cash used in operating activities	(0.9)	(12.4)
Net cash provided by financing activities	—	56.5

Net cash provided by (used in) discontinued operations	(0.9)	44.1

Increase in cash and cash equivalents	214.6	23.4
Cash and cash equivalents at beginning of period	76.5	54.2

Cash and cash equivalents at end of period	$291.1	$77.6

	Nine Months Ended
	September 30,
	2008	2007
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in obligations for inventory not owned	$(15.9)	$44.5

Increase (decrease) in inventory not owned	$(16.4)	$39.8

Supplemental disclosure of non-cash activities:

Refer to Note 3 for the consolidation of variable interest entities in accordance with FIN 46(R)
Refer to Note 4 for the settlement of the Transeastern joint venture and related acquisition of assets
See accompanying notes to unaudited consolidated financial statements.

TOUSA, INC. AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
1. Business and Organization
Business
     TOUSA, Inc. (“TOUSA”, the “Company”, “we”, “us” and “our”) is a homebuilder with a geographically diversified national presence. We operate in various metropolitan markets in nine states, located in four major geographic regions: Florida, the Mid-Atlantic, Texas and the West. We design, build and market detached single-family residences, town homes and condominiums. We also provide title insurance and, through a joint venture, mortgage brokerage services to our homebuyers and others. Generally, we do not retain or service the mortgages that we originate but, rather, sell the mortgages and related servicing rights. See “Mortgage Joint Venture” discussion below. Technical Olympic S.A. owns approximately 67% of our outstanding common stock. Technical Olympic S.A. is a publicly-traded Greek company whose shares are traded on the Athens Stock Exchange. Our equity structure will likely change as a result of our Chapter 11 filings.
     On March 20, 2009, we filed Forms 15 with the Securities and Exchange Commission terminating the registration of our debt and equity securities under Section 12(g) of the Securities Exchange Act of 1934. Our duty to file periodic reports under the Exchange Act was suspended immediately upon filing the Forms 15. We are therefore voluntarily filing this Quarterly Report on Form 10-Q and do not intend to make any further filings.
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
     In March 2009, we announced that our primary focus will be on completing and delivering sold homes currently under construction and on selling our remaining inventory of speculative homes. In addition, we are seeking to sell our other assets. In certain cases, such as in the State of Florida and in Austin and Houston, Texas, we are attempting to sell our assets as a whole. We are in discussions with various parties regarding a sale of our financial services businesses, Universal Land Title, Inc., Preferred Home Mortgage Company and Alliance Insurance Information Services. We are attempting to sell all of our assets in a manner designed to maximize recovery for our creditors. Subject to, in certain situations, receiving approvals from the Bankruptcy Court, we have taken and will continue to take the following actions:
•	severely curtailing land purchases;

•	abandoning or in some cases renegotiating our rights under option and land bank contracts;

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of unsold homes under construction and limiting and/or curtailing land development activities;

•	completing other asset dispositions; and

•	pursuing other initiatives designed to monetize our assets.
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
     On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into a Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to September 19, 2008. No funds were drawn under the agreement.
     The agreement was subsequently terminated and we entered into an agreement with our prepetition secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). We are authorized by the Bankruptcy Court to use cash collateral of our first lien and second lien lenders in a manner consistent with a budget negotiated by the parties. The order further provided for the pay-down of $175.0 million to our first lien term secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. We also have the right to pay-down an additional $15.0 million to our first lien secured lenders. As of May 1, 2009, we had paid-down $148.4 million to the first lien secured lenders. We may incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. We have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     Our right to the use of cash collateral has been extended until July 31, 2009 on terms substantially similar to those in the original cash collateral order. If we fail to comply with the order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
     The Bankruptcy Court established May 19, 2008 as the bar date for filing proofs of claim against the Debtors relating to obligations arising before January 29, 2008. As of April 28, 2009, approximately 4,400 claims have been filed against us totaling $7.3 billion in asserted liabilities. These claims are comprised of approximately $5.0 million in administrative claims, $219.0 million in secured claims, $75.0 million in priority claims and $7.0 billion in unsecured claims. There are many claims (at least 700) that have been asserted in “unliquidated” amounts or that contain an unliquidated component. Notably, among the unliquidated claims are the claims of our secured first and second lien lenders. In addition, the indenture trustees under our approximately $1.1 billion of unsecured debentures each filed an unliquidated claim with respect to such obligations.
     On April 17, 2009, we filed with the Bankruptcy Court our First Amended Joint Plan of TOUSA, Inc. and its Affiliated Debtors and Debtors in Possession under Chapter 11 of the Bankruptcy Code (as modified or revised, the “Plan”) and Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code relating to the Plan (as modified or revised, the “Disclosure Statement”). Copies of the Plan and Disclosure Statement, as filed with the Bankruptcy Court, are available at http://www.tousa.com/reorg. Currently, no hearing has been scheduled on the Plan or Disclosure Statement. We have the exclusive right to file a plan until July 29, 2009 and the exclusive right to solicit acceptance thereof until September 27, 2009. Pursuant to Section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond September 29, 2009.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     The unaudited consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in the unaudited consolidated financial statements. For the three months ended September 30, 2008 and 2007, we have eliminated inter-segment Financial Services revenues of $0.6 million and $3.6 million, respectively. For the nine months ended September 30, 2008 and 2007, we have eliminated inter-segment Financial Services revenues of $2.9 million and $10.7 million, respectively.
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

     In accordance with GAAP, we have applied the provisions of American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), in preparing the unaudited consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain items of income, expense, gain or loss realized or incurred because we are in Chapter 11 are recorded in reorganization items, net on the accompanying unaudited consolidated statements of operations. Also, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in liabilities subject to compromise on the unaudited consolidated statement of financial condition at September 30, 2008. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”), even if they may be settled for lesser amounts. As of September 30, 2008, the pre-petition liabilities included in liabilities subject to compromise have not been reduced.
     The following table summarizes the components included in reorganization items, net, in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2008 (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Professional fees	$19.7	$42.5
Write-off of deferred finance costs	—	54.4
Write-off of debt premium and discounts	—	11.9
Interest income	(1.6)	(1.7)
Lease rejections	0.6	0.6
Reversal of previously recorded interest expense	—	(2.3)

Total reorganization items, net	$18.7	$105.4

     Net cash paid for reorganization items totaled $15.3 million related to professional fees and $39.9 million ($37.0 million of professional fees and $2.9 million of deferred finance costs) for the three and nine months ended September 30, 2008, respectively.
     The following table summarizes the components included in liabilities subject to compromise on our unaudited consolidated statement of financial condition as of September 30, 2008 (in millions):

Revolving Loan Facility(1)	$223.1
First Lien Term Loan Facility due 2012(1)	161.3
Second Lien Term Loan Facility due 2013(1)	352.6
Senior notes due 2010, at 9% (1)	300.0
Senior notes due 2011, at 8 1/4%(1)	250.0
Senior subordinated notes due 2012, at 10 3/8%(1)	185.0
Senior subordinated notes due 2011, at 7 1/2%(1)	125.0
Senior subordinated notes due 2015, at 7 1/2%(1)	200.0
Senior Subordinated PIK Notes due 2015, at 14 3/4%(1)	24.0
Accrued interest on notes payable	47.2
Accounts payable and other liabilities	195.7
Obligations for inventory not owned(2)	16.1

Total liabilities subject to compromise	$2,080.0

(1)	See Note 9

(2)	See Note 3
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
Interim Presentation
     The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results from operations, and cash flows for the periods presented. Results of operations achieved through September 30, 2008 are not necessarily indicative of those that may be achieved for the year ending December 31, 2008. The unaudited consolidated statement of financial condition as of December 31, 2007 was derived from audited financial statements included in our 2007 Annual Report on Form 10-K, but does not include all disclosures required under GAAP and with the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Loss per Common Share
     Basic loss per common share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options or other common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per common share.
     For the three months ended September 30, 2008 and 2007, basic and diluted weighted average shares outstanding were 59,604,169. For the nine months ended September 30, 2008 and 2007, basic and diluted weighted average shares outstanding were 59,604,169 and 59,601,119, respectively. There were no dilutive common stock equivalents during the three and nine months ended September 30, 2008 and 2007. At September 30, 2008, outstanding options to purchase 7.5 million shares of common stock were excluded from the computation of loss per common share since their inclusion would be anti-dilutive.
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
     In accordance with SFAS No. 66, Accounting for the Sales of Real Estate (“SFAS 66”), at September 30, 2008 and December 31, 2007, we deferred approximately $0.2 million and $1.0 million, respectively, in profit related to certain homes that were delivered for which our mortgage subsidiary originated interest-only loans or loans with high loan to value ratios which did not meet the initial and continuing investment requirements under SFAS 66, and the loans were still held for sale at the respective balance sheet date.
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
     Level 3       Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our financial instruments measured at fair value on a recurring basis at September 30, 2008 are summarized below (in millions):

	Fair Value
Financial Instrument	Hierarchy	Fair Value
Assets:
Mortgage loans held for sale	Level 2	$5.0
     Mortgage loans held for sale of $5.0 million represents loans originated in prior years for which the fair value is determined by third-party opinions establishing the market sales price for the underlying collateral adjusted for customary sales and marketing costs.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. As discussed above, we adopted SFAS 157 effective January 1, 2008 for our financial instruments measured at fair value on a recurring basis. In February 2008, the FASB issued a final Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. We are currently reviewing the effects, if any, of SFAS 157 related to nonfinancial assets and liabilities on our unaudited consolidated financial statements.
     In November 2006, the FASB issued EITF No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 was effective as of January 1, 2008 and had no impact on our unaudited consolidated financial statements.
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
     In April 2008, the FASB issued FASB Staff Position 90-7-1, An Amendment of AICPA Statement of Position 90-7 (“FSP 90-7-1”). FSP 90-7-1, which was effective immediately and amends SOP 90-7, paragraph 38 to nullify the requirement regarding changes in accounting principles. Previously under paragraph 38 of SOP 90-7, changes in accounting principles that will be required in the financial statements of an emerging entity within the 12 months following the adoption of fresh-start accounting were required to be adopted at the time fresh-start reporting was adopted. As a result of the amendment, an entity emerging from bankruptcy that applies fresh-start reporting should follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early. This will be applicable to us upon emergence from bankruptcy.

     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FSP clarifies the treatment of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) that are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of FSP APB 14-1 will have on our unaudited consolidated financial statements.
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
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. This pronouncement provides that if it has been determined that the volume and level of activity has significantly decreased and that transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions might be needed. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact FSP FAS 157-4 will have on our unaudited consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which provide guidance relating to required disclosures concerning the fair value of financial instruments when a publicly traded company issues financial information for interim reporting periods. The requirements are effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact FSP FAS 107-1 and APB 28-1 will have on our unaudited consolidated financial statements.
3. Inventory
     The following is a breakdown of inventory (in millions):

	September 30, 2008
			Residences
		Homesites and	Completed and
		Land Under	Under	Inventory	Total
	Deposits	Development	Construction	Not Owned	Inventory
Region
Florida	$0.1	$105.7	$105.1	$—	$210.9
Mid-Atlantic	3.8	10.3	18.5	—	32.6
Texas	2.2	54.8	98.7	1.0	156.7
West	13.1	64.9	60.6	8.6	147.2

Total	$19.2	$235.7	$282.9	$9.6	$547.4

	December 31, 2007
			Residences
		Homesites and	Completed and
		Land Under	Under	Inventory	Total
	Deposits	Development	Construction	Not Owned	Inventory
Region
Florida	$10.2	$294.7	$320.1	$8.1	$633.1
Mid-Atlantic	7.9	21.8	28.6	—	58.3
Texas	15.6	73.3	111.9	3.1	203.9
West	23.2	243.2	95.3	14.8	376.5

Total	$56.9	$633.0	$555.9	$26.0	$1,271.8

     A summary of homebuilding interest capitalized in inventory is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest capitalized, beginning of period	$70.1	$81.6	$77.8	$68.7
Interest incurred(1)(2)	26.9	43.5	92.1	100.2
Less interest included in:
Cost of sales	(8.0)	(35.2)	(43.8)	(78.6)
Interest expense	(16.9)	(10.0)	(53.7)	(10.2)
Other adjustments	0.1	(0.4)	(0.2)	(0.6)

Interest capitalized, end of period(3)	$72.2	$79.5	$72.2	$79.5

(1)	Included in interest incurred is the amortization of deferred finance costs which amounted to $3.5 million for the three months ended September 30, 2007, and $4.3 million and $6.2 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. There was no amortization of deferred finance costs for the three months ended September 30, 2008 due to the write-off of our deferred finance costs.

(2)	Had we not filed voluntary petitions for relief under Chapter 11, contractual interest incurred for the three and nine months ended September 30, 2008 would have been $53.4 million and $162.9 million, respectively, a portion of which would have been capitalized. Interest on our senior and senior subordinated notes stopped accruing upon filing for Chapter 11. See Note 9.

(3)	We have incurred significant inventory impairments in recent years, which are determined based on total inventory, including capitalized interest. However, the capitalized interest amounts above are gross amounts before allocating any portion of the impairments to capitalized interest.
     In the ordinary course of business, we enter into option contracts to purchase homesites and land held for development. At September 30, 2008 and December 31, 2007, we had non-refundable cash deposits totaling $7.7 million and $56.9 million, respectively, included in inventory in the accompanying unaudited consolidated statements of financial condition. Under these option contracts, we have the right to buy homesites at predetermined prices on a predetermined takedown schedule. Option contracts generally require the payment of a cash deposit and/or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or third party financial entities which have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements in connection with option contracts, which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. We have abandoned our rights under certain option contracts that require us to complete the development of land for a fixed reimbursable amount. We recorded net recoveries of $0.6 million for the three months ended September 30, 2008 and net losses of $3.4 million for the nine months ended September 30, 2008 for our estimated obligations under these development agreements, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statement of operations. At September 30, 2008 and December 31, 2007, $13.7 million and $10.3 million are included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition related to these development agreements.
Financing Transactions under SFAS 66
     Certain of our option contracts give the other party the right to require us to purchase homesites or guarantee certain minimum returns. We have abandoned our rights under certain of these option contracts and we have not complied with the notices given to us. These option contracts were previously recorded as financing transactions under SFAS 66 and the inventory was included in inventory not owned and the corresponding liability was included in obligations for inventory not owned. Since we defaulted under or terminated these contracts, we are no longer accounting for these contracts as financing transactions. During the three and nine months ended September 30, 2008, we recorded losses of $5.0 million and $14.5 million, respectively, in connection with the abandonment of these option contracts, for our estimated obligations, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations. These amounts were computed based on the estimated deficiency between the fair value of the underlying inventory compared to our required purchase price under the option contract. The total required purchase price under these option contracts at September 30, 2008 and December 31, 2007 was $36.3 million and $25.0 million, respectively. At September 30, 2008 and December 31, 2007, $24.0 million and $9.5 million is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     From time to time, we transfer title to certain parcels of land to unrelated third parties or enter into agreements pursuant to which third parties purchase land which we have the contractual right to acquire. We then enter into options with the purchasers to acquire fully developed homesites. As we have continuing involvement in these properties, in accordance with SFAS 66, we have accounted for these transactions as financing arrangements. At September 30, 2008 and December 31, 2007, $7.8 million (net of $2.1 million in impairments) and $9.8 million (net of $6.0 million in impairments), respectively, of inventory not owned and $9.9 million and $15.8 million, respectively, of obligations for inventory not owned relate to sales where we have continuing involvement.
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
     The effect of FIN 46(R) at September 30, 2008 was to increase inventory by $1.8 million (net of $4.3 million of impairments), excluding cash deposits of $0.2 million, which had been previously recorded, with a corresponding increase to obligations for inventory not owned of $6.1 million in the accompanying unaudited consolidated statement of financial condition. The effect of FIN 46(R) at December 31, 2007 was to increase inventory by $16.2 million, excluding cash deposits of $3.8 million, which had been previously recorded, with a corresponding increase to obligations for inventory not owned of $16.2 million in the accompanying unaudited consolidated statement of financial condition. Additionally, we have entered into arrangements with VIEs to acquire homesites in which our variable interest is insignificant and, therefore, we have determined that we are not the primary beneficiary and are not required to consolidate the assets of such VIEs. Our potential exposure to loss in VIEs where we are not the primary beneficiary would primarily be the forfeiture of our deposit and/or letters of credit placed on land purchase and option contracts. At September 30, 2008 and December 31, 2007, our non-refundable cash deposits placed on land purchase and option contracts amounted to $7.7 million and $56.9 million, respectively, and our letters of credit placed on land purchase and option contracts amounted to $4.9 million and $44.9 million, respectively.
Inventory Impairments and Abandonment Costs
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we carry long-lived assets held for sale at the lower of the carrying amount or fair value. For active communities (communities under development and construction), we evaluate an asset for impairment when events and circumstances indicate that they may be impaired. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the three months ended September 30, 2008 and 2007, we recorded impairment losses and abandonment costs of $65.0 million and $63.3 million, respectively, on active communities. During the nine months ended September 30, 2008 and 2007, we recorded impairment losses and abandonment costs of $342.2 million and $112.7 million, respectively, on active communities. These losses are included in cost of sales — inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations.
     In accordance with SFAS 144, we performed an evaluation of impairment on a large land parcel located in Arizona, known as Red River, during the nine months ended September 30, 2008 and determined that it is was impaired as the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition did not exceed the carrying value. We based our computation of the future undiscounted cash flows on management estimates and projections which assume that the land parcel will be subdivided into super-pads (entitled and engineered, level but not graded with the required master plan infrastructure and utilities for merchant builders to custom finish lots for retail home construction) with super-pad sales estimated to commence in 2010 in anticipation of retail new home demand in 2012. This computation also included other assumptions related to market supply and demand, product type, homesite sizes, sales pace, sales prices, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs and costs of materials. The undiscounted cash flows are based on a long-term project horizon of nine years; accordingly, all project costs are variable. The undiscounted cash flows used to evaluate this parcel assume a nine-year average annual retail home price appreciation of 2.5%. As a result, an impairment charge of $85.0 million was recognized during the nine months ended September 30, 2008 related to this parcel which is included in the write-off of deposits and abandonment costs for the West region in the table below, leaving a remaining book value of $19.8 million.
     During the three and nine months ended September 30, 2008, we also recorded charges of $32.1 million and $231.9 million, respectively, in write-offs of deposits and abandonment costs which are included in cost of sales — inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations, related to land that we have determined is not probable that we will purchase or build on (including land to be sold as lots), compared to $441.2 million and $515.7 million, respectively, for the three and nine months ended September 30, 2007. The following table summarizes information related to impairment charges on active communities and write-offs of deposits and abandonment costs by region (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Impairment charges on active communities:
Florida	$58.1	$15.7	$264.0	$44.4
Mid-Atlantic	2.1	4.4	14.6	11.0
Texas	1.7	—	4.8	0.6
West	3.1	43.2	58.8	56.7

	65.0	63.3	342.2	112.7
Write-offs of deposits and abandonment costs:
Florida	10.0	274.5	46.4	287.3
Mid-Atlantic	4.6	33.9	14.0	47.8
Texas	13.5	—	20.3	0.3
West	4.0	132.8	151.2	180.3

	32.1	441.2	231.9	515.7

Inventory impairments and abandonment costs	$97.1	$504.5	$574.1	$628.4

Remaining carrying value of inventory impaired at end of period	$502.2	$728.0	$502.2	$728.0

Number of projects impaired during the period	98	131	257	171

Total number of projects included in inventory and reviewed for impairment during the period	361	481	361	481

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
     In connection with the Transeastern JV settlement, we recognized a loss of $426.6 million, of which $32.0 million was recognized during the three months ended September 30, 2007, $119.6 million was recognized during the remainder of 2007 and $275.0 million was recognized during 2006.
     The consideration paid by us in connection with the TE Acquisition approximated $586.8 million, at the time of settlement (July 31, 2007), which included (in millions):

Purchase price:
Cash consideration paid to Senior Lenders of the Transeastern JV	$400.0
Fair value of convertible preferred stock issued	84.0
Fair value of senior subordinated notes issued	10.9
Fair value of common stock warrants issued	8.2
Payment to purchase land under existing land bank arrangements	50.2
Transaction costs including accrued interest paid to the Senior Lenders	33.5

Total estimated purchase price	$586.8

Allocation of purchase consideration:
Cash and cash equivalents	$10.3
Restricted cash	28.4
Inventory(1)	149.8
Property and equipment	1.0
Accounts payable and other liabilities	(27.4)
Customer deposits	(1.9)
Previously accrued loss contingency(2)	385.9
Additional loss on TE Acquisition(3)	40.7

$586.8

(1)	The fair value of the inventory was determined by estimating future cash flows expected to result from the use of the asset and its eventual disposition, discounted at a market rate of interest.

(2)	In accordance with SFAS 5 and other authoritative guidance, as of September 30, 2007, we accrued $385.9 million for settlement of a loss contingency (determined by computing the difference between the estimated fair value of the consideration paid in connection with the global settlement less the estimated fair value of the business acquired).

(3)	There were no identifiable intangible assets or goodwill associated with the TE Acquisition.

5. Investments in Unconsolidated Joint Ventures
     We have entered into strategic joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In some cases our Chapter 11 filings have constituted an event of default under the joint venture lender agreements which have resulted in the debt becoming immediately due and payable, limiting the joint ventures’ access to future capital. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation, violations of environmental laws and similar acts. In some cases, we have agreed to make capital contributions to the joint venture sufficient to comply with a specified debt to value ratio. Our obligations become full recourse upon certain bankruptcy events with respect to the joint venture. At September 30, 2008 and December 31, 2007, we had investments in unconsolidated joint ventures of $3.0 million and $9.0 million, respectively. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At December 31, 2007, we had receivables of $0.3 million, net of allowances from these joint ventures due to loans and advances, unpaid management fees and other items. At September 30, 2008, we had no receivables from joint ventures.
     In certain instances, we were appointed as the day-to-day manager of the unconsolidated entities and received management fees for performing this function. We earned management fees from these unconsolidated entities of $0 and $0.8 million for the three months ended September 30, 2008 and 2007, respectively, and $0.1 million and $9.0 million for the nine months ended September 30, 2008 and 2007, respectively. These fees are included in income (loss) from unconsolidated joint ventures in the accompanying unaudited consolidated statements of operations.
     We evaluated the recoverability of our investments in and receivables from unconsolidated joint ventures under APB 18 and SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), and recorded total impairments of investments in unconsolidated joint ventures of $5.8 million and $23.4 million for the three months ended September 30, 2008 and 2007, respectively, and $8.6 million and $28.9 million for the nine months ended September 30, 2008 and 2007, respectively. Additionally, during the three months ended September 30, 2008, we recorded $5.3 million of impairments on joint venture receivables (net of a $2.2 million recovery related to a previously written-off joint venture receivable). At September 30, 2008 and December 31, 2007, the accrual related to joint venture obligations was $47.7 million and $74.6 million, respectively, which primarily relates to limited guarantees we issued in connection with our unconsolidated joint ventures. As explained in further detail below, the decrease in the accrual is primarily due to the reduction of loss accruals for certain joint venture obligations totaling $26.9 million established in 2007 and reversed during the nine months ended September 30, 2008.
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
     During 2007, we evaluated the recoverability of our investment in and receivables from Engle/Sunbelt for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $60.7 million, representing the full carrying value our investment in and receivables from Engle/Sunbelt, net of deferred gains of $22.5 million.
     In April 2008, we entered into a settlement agreement with the lenders pursuant to which Engle/Sunbelt agreed to the appointment of a receiver and further agreed to either, at the election of the lenders, deliver a deed in lieu of foreclosure to its assets or consent to a judicial foreclosure. We also agreed to assist the lenders in their efforts to complete certain construction for which we would receive arm’s length compensation. The Bankruptcy Court entered an order approving the settlement agreement. Pursuant to the settlement agreement, on November 20, 2008, we were relieved from our obligations under the completion and indemnity agreements.
TOUSA/Kolter Joint Venture
     In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain plans. The loans required, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforeseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. On September 21, 2007, and in response to missing the development deadline, TOUSA/Kolter amended the existing loan agreements and we amended the Performance and Completion Agreement to extend the Performance and Completion Agreement development deadline to May 31, 2008. The amendments to the term loan agreements increased the interest rate on the senior term loan by 100 basis points to LIBOR plus 3.25% and by 50 basis points to LIBOR plus 8.5% for the senior subordinated term loan. As a condition to the amendment, we agreed with Kolter Real Estate Group LLC to be responsible for the additional 150 basis points; accordingly, this would be a cost of the lots we acquired from

TOUSA/Kolter. The amendment also required us to increase our existing letter of credit by an additional $1.8 million to $12.1 million and place an additional $3.0 million cash deposit on the remaining lots under option. The $3.0 million was used by TOUSA/Kolter to pay down a portion of the senior term loan.
     As we had abandoned our rights under the option contract due to non-performance, we recorded an obligation of $12.1 million for the letter of credit we anticipated would be drawn, wrote-off the $3.0 million cash deposit and $1.0 million in capitalized pre-acquisition costs in 2007. In 2008, the letter of credit was drawn and used to reduce the joint venture’s term loan outstanding.
     The lenders to the joint venture declared the loan to the venture to be in default. The Remargining Agreement required us to pay to the Administrative Agent, upon default of the joint venture, an amount necessary to decrease the principal balance of the loan so that the outstanding balance did not exceed 70% of the value of the joint venture’s assets. Based on the estimated fair value of the assets of the joint venture, we recorded a $54.0 million obligation (which included the $12.1 million letter of credit accrual) in 2007 in connection with our obligation under the re-margining provisions of the loan agreement. We did not record any additional contingent liability under the completion guarantee as the $54.0 million accrual represented the full debt obligation of the joint venture. At December 31, 2007, the obligation of $54.0 million is included in accounts payable and other liabilities in the accompanying unaudited consolidated statements of financial condition. As a result of the 2009 transaction discussed below, we reduced the obligation for $8.5 million of loan forgiveness, $11.7 million of drawn letters of credit and $2.3 million of escrowed interest applied to the loan balance, leaving a remaining obligation at September 30, 2008 of $31.5 million, which is included in liabilities subject to compromise in the accompanying unaudited consolidated statement of financial condition.
     During 2007, we evaluated the recoverability of our investment and receivables from TOUSA/Kolter for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $58.8 million representing the full carrying value of our investment in and receivables from TOUSA/Kolter, net of deferred gains of $12.8 million, which were deferred as a result of the contributed assets and contract assignments to TOUSA/Kolter. Additionally, in 2007 we recorded an obligation of $18.9 million for performance bonds and letters of credit that we placed on behalf of the joint venture, as we considered it probable that we would be required to reimburse these amounts for development remaining to be completed. At September 30, 2008 and December 31, 2007, the obligation for performance bonds and letters of credit of $13.7 million and $18.9 million, respectively, is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
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
Centex/TOUSA at Wellington, LLC
     In December 2005, we entered into a joint venture with Centex Corporation to form Centex/TOUSA at Wellington, LLC (“Centex/TOUSA at Wellington”) for the purpose of acquiring, developing and selling approximately 264 homesites in a community in South Florida. The joint venture obtained a term loan of which $31.0 million was outstanding as of September 30, 2008 and December 31, 2007. The credit agreement requires us to construct and complete the horizontal development of the lots and related infrastructure in accordance with certain agreed upon plans. On August 31, 2007, Centex/TOUSA at Wellington received a notice from the lender requiring the joint venture members to contribute approximately $10.0 million to the joint venture to reduce the outstanding term loan in order to comply with the 60% loan-to-value ratio covenant. We have not made the required equity contribution.
     We evaluated the recoverability of our investment in and receivables from Centex/TOUSA at Wellington for impairment under APB 18 and SFAS 114 respectively, and recorded an impairment of $27.0 million representing the full carrying value of our investment in and receivables from Centex/TOUSA at Wellington during 2007. Based on the estimated fair value of the assets of the joint venture, we recorded a $15.5 million liability in 2007, in connection with our obligation under the re-margining provisions of the loan agreement which represents our portion of the joint venture’s outstanding debt. We did not record any additional contingent liability under the completion guarantee as the $15.5 million accrual represents our portion of the full joint venture debt obligation. At September 30, 2008 and December 31, 2007, the $15.5 million obligation is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     We have entered into an agreement with our joint venture partner pursuant to which we will surrender our interest in the joint venture, be relieved from any liability owed to the venture or under the guarantees and convey our ownership interest in 44 lots to the venture for $1.1 million, less applicable real estate taxes. The agreement is subject to Bankruptcy Court approval.
Layton Lakes Joint Venture
     In connection with our joint venture with Lennar Corporation (the “Layton Lakes Joint Venture”) to acquire and develop land, townhome properties and commercial property in Gilbert, Arizona, we entered into a Completion and Limited Indemnity Agreement for the benefit of the lender to the joint venture.
     We evaluated the recoverability of our investment in and receivables from the Layton Lakes Joint Venture for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $24.9 million representing the full carrying value of our investment in and receivables from the Layton Lakes Joint Venture during 2007. At that time, we did not record any obligation under the re-margining provision as we were not a party to the re-margining agreement. The remargining agreement required that the outstanding loan balance not exceed 65% of the value of the joint venture’s assets. Additionally, in 2007 we recorded an obligation of $4.4 million for performance bonds that we placed on behalf of the joint venture, as we considered it probable that we would be required to reimburse these amounts for development remaining to be completed. We did not record any additional contingent liability under the completion guarantee as based on the estimated fair value of the assets of the joint venture; we did not believe that it was probable that we would be called to perform under the completion obligation.
     The joint venture also breached various other loan covenants. As a result of our defaults, including our failure to maintain a required net worth, we did not have the right to take down lots or vote as a member of the joint venture.
     Tousa, Tousa Homes, Inc., Lennar and the Town of Gilbert, Arizona entered into a series of agreements pursuant to which, among other things, we surrendered our interest in the joint venture and paid $1.3 million toward completion of certain offsite improvements. In exchange, we were granted an option to continue acquiring lots and the Town of Gilbert agreed to issue certificates of occupancy for certain homes under construction. Tousa, Tousa Homes, Inc., Lennar and Bank Midwest each agreed to mutual releases of claims related to the Layton Lakes Joint Venture. The Bankruptcy Court approved these agreements on November 25, 2008. As a result of this settlement and certain work performed by our joint venture partner, we reversed $4.4 million of our accrual for estimated obligations under the performance bonds during the nine months ended September 30, 2008.
Other
     Certain of our other ongoing unconsolidated land development joint ventures have outstanding debt obligations totaling $12.4 million and $20.6 million at September 30, 2008 and December 31, 2007, respectively. These joint venture borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint venture defaults and to indemnify the lenders for losses resulting from fraud, misappropriation, violations of environmental laws and similar acts.
6. Other Assets
     Other assets consist of the following (in millions):

	September 30,	December 31,
	2008	2007
Homebuilding:
Income taxes receivable	$—	$218.4
Accounts receivable	26.5	34.7
Deferred finance costs, net	—	55.8
Prepaid expenses	13.3	20.3
Deposits and other assets	22.2	0.8

Total other assets	$62.0	$330.0

     During the nine months ended September 30, 2008, we wrote off $54.4 million of deferred finance costs related to our unsecured and under-secured debt obligations which have been classified as liabilities subject to compromise and are recorded at amounts expected to be allowed by the Bankruptcy Court.
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
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment annually or more frequently if certain impairment indicators are present. For purposes of the impairment test, we consider each homebuilding and financial services entity a reporting unit. Our impairment test is based on discounted cash flows derived from internal projections. This process requires us to make assumptions on future revenues, costs, and timing of expected cash flows. Due to the degree of judgment required and uncertainties surrounding such estimates, actual results could differ from such estimates. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations. During the nine months ended September 30, 2008, we determined that the challenging housing market and the asset impairments taken in certain of our homebuilding divisions were indicators of impairment. All goodwill was impaired as of June 30, 2008. We performed our interim impairment tests as of March 31, 2008 and June 30, 2008, which resulted in a goodwill impairment for the nine months ended September 30, 2008 of $11.2 million ($1.6 million related to the Mid-Atlantic region and $9.6 million related to the Texas region). During the three months ended September 30, 2007, we recorded a goodwill impairment charge in our Southwest Florida division of $2.7 million. During the nine months ended September 30, 2007, we recorded goodwill impairments totaling $40.9 million in our Southwest Florida ($2.7 million), Virginia ($6.5 million), Mid-Atlantic ($21.2 million) and Las Vegas ($10.5 million) divisions. Additionally, during the nine months ended September 30, 2007, we wrote-off $3.1 million of goodwill related to our Dallas division that has been accounted for as a discontinued operation.
     At September 30, 2008, there is no remaining goodwill. At December 31, 2007, total goodwill is $11.2 million, consisting of $1.6 million related to the Mid-Atlantic region and $9.6 million related to the Texas region.

8. Accounts Payable and Other Liabilities
     Accounts payable and other liabilities consist of the following (in millions):

	September 30,	December 31,
	2008	2007
Homebuilding:
Accounts payable	$36.8	$41.8
Interest	9.7	48.4
Compensation	10.7	14.8
Taxes, including income and real estate	12.7	22.6
Accrual for unpaid invoices on delivered homes	19.6	27.9
Accrued expenses	2.6	90.7
Community development district bond obligations	26.7	29.6
Obligations related to unconsolidated joint ventures	—	74.6
Accrued letters of credit expected to be drawn	—	43.6
Warranty costs	2.7	5.0
Deferred revenue	0.1	2.8

Total accounts payable and other liabilities(1)	$121.6	$401.8

(1)	Certain accounts payable and other liabilities at September 30, 2008 have been classified as liabilities subject to compromise (see Note 2).
     In connection with the development of certain of our communities, community development or improvement districts may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements. Some bonds are repaid directly by us while other bonds only require us to pay non-ad valorem assessments related to lots not yet delivered to residents. These bonds are typically secured by the property and are repaid from assessments levied on the property over time. We also guarantee district shortfalls under certain bond debt service agreements when the revenues, fees and assessments, which are designed to cover principal, interest and other operating costs of the bonds, are insufficient. In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we record a liability for future assessments, which are fixed and determinable for a fixed or determinable period. In addition and in accordance with SFAS 5, we evaluate whether we are contingently liable for any of the debt related to the bond issuance. Community development district bond obligations were $26.7 million and $29.6 million at September 30, 2008 and December 31, 2007, respectively.
     At September 30, 2008, we have total outstanding performance / surety bonds of $140.6 million related to land development activities and have estimated our exposure on our outstanding surety bonds to be $54.5 million based on land development remaining to be completed. At September 30, 2008 and December 31, 2007, our accrual totaled $41.8 million and $48.0 million, respectively, for surety bonds where we consider it probable that the surety has a claim for reimbursement for amounts drawn related to defaulted agreements, which is included as a liability subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
9. Homebuilding and Financial Services Borrowings
Homebuilding Borrowings
     Homebuilding borrowings consist of the following (in millions):

	September 30,	December 31,
	2008	2007
Revolving Loan Facility	$223.1	$168.5
First Lien Term Loan Facility due 2012	161.3	199.0
Discount on First Lien Term Loan Facility(1)	—	(1.8)
Second Lien Term Loan Facility due 2013	352.6	317.1
Discount on Second Lien Term Loan Facility(1)	—	(2.8)
Senior notes due 2010, at 9%	300.0	300.0
Senior notes due 2011, at 8 1/4%	250.0	250.0
Discount on senior notes(1)	—	(2.5)
Senior subordinated notes due 2012, at 10 3/8%	185.0	185.0
Senior subordinated notes due 2011, at 7 1/2%	125.0	125.0
Senior subordinated notes due 2015, at 7 1/2%	200.0	200.0
Premium on senior subordinated notes(1)	—	3.7
Senior Subordinated PIK Notes due 2015, at 14 3/4%	24.0	21.3
Discount on Senior Subordinated PIK Notes(1)	—	(8.7)

	1,821.0	1,753.8
Less: Amounts classified as liabilities subject to compromise (see Note 2)	(1,821.0)	—

	$—	$1,753.8

(1)  During the nine months ended September 30, 2008, we wrote-off $11.9 million of debt premium and discounts related to our debt obligations which have been classified as liabilities subject to compromise (see Note 2).
     The filing of the Chapter 11 cases triggered repayment obligations under a number of instruments and agreements relating to our direct and indirect financial obligations. As a result, all our borrowings became automatically and immediately due and payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 cases.
     We are authorized by the Bankruptcy Court order to use cash collateral of our first lien and second lien lenders in a manner consistent with a budget negotiated by the parties. The order further provided for the pay-down of $175.0 million to our first lien term secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. We also have the right to pay-down an additional $15.0 million to our first lien secured lenders. As of May 1, 2009, we had paid-down $148.4 million to the first lien secured lenders. We may incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. We have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     Our right to the use of cash collateral has been extended until July 31, 2009 on terms substantially similar to those in the original cash collateral order. If we fail to comply with the order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
Revolving Loan Facility and First and Second Lien Term Loan Facilities
     To effect the TE Acquisition, on July 31, 2007, we entered into (1) the $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (2) the $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”). At September 30, 2008 and December 31, 2007, we had $223.1 million and $168.5 million, respectively, outstanding under our revolving loan facility (the “Revolving Loan Facility”). There is no additional capacity available under the Revolving Loan Facility other than for letters of credit presented to the bank. The Revolving Loan Facility expires on March 9, 2010. The First Lien Term Loan Facility expires on July 31, 2012 and the Second Lien Term Loan Facility expires on July 31, 2013. At September 30, 2008, the Revolving Loan Facility and the Facilities are classified as liabilities subject to compromise (see Note 2).
     The interest rates on the Facilities and the Revolving Loan Facility are based on LIBOR plus a margin or an alternate base rate plus a margin, at our option. For the Revolving Loan Facility, the LIBOR rates are increased by between 2.50% and 5.25% depending on our leverage ratio (as defined in the Agreement) and credit ratings. Loans bearing interest at the base rate (the rate announced by Citibank as its base rate or 0.50% above the Federal Funds Rate) increase between 1.00% and 4.25% in accordance with the same criteria. Based on our current leverage ratio and credit ratings, our LIBOR loans bear interest at LIBOR plus 5.25% and our base rate loans bear interest at the Federal Funds Rate plus 4.25%. For the First Lien Term Loan Facility, the interest rate is LIBOR plus 5.00% or base rate plus 4.00%. For the Second Lien Term Loan Facility, the interest rate is LIBOR plus 7.25% or base rate plus 6.25%. The Second Lien Term Loan Facility allows us to pay interest, at our option, (1) in cash, (2) entirely by increasing the principal amount of the Second Lien Term Loan Facility, or (3) a combination thereof. The Facilities and the Revolving Loan Facility are guaranteed by substantially all of our domestic subsidiaries (“Guarantor Subsidiaries”). The obligations are secured by substantially all of our assets, including those of our subsidiaries other than our mortgage and title subsidiaries.
Senior Notes and Senior Subordinated Notes
     Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-Guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt. The indentures governing the senior notes and senior subordinated notes generally require us to maintain a minimum consolidated net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or declare dividends or other restricted payments, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts and merge or consolidate with other entities. Interest on our outstanding senior notes and senior subordinated notes is payable semi-annually. In accordance with SOP 90-7, as of January 29, 2008, the petition date, we ceased accruing interest on the senior notes and the senior subordinated notes as these are unsecured claims and are not entitled to interest upon filing of petitions for relief under Chapter 11. At September 30, 2008, the senior notes and senior subordinated notes are classified as liabilities subject to compromise (see Note 2).
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
     The PIK Notes provide for registration rights for the holders whereby the interest rate increases by 0.25% per annum for the first 90 days of a registration default, as defined, which amount increases by an additional 0.25% every 90 days a registration default is continuing, not to exceed 1.0% in the aggregate, from and including the date of the registration default to and excluding the date on which the registration default is cured. Registration default payments may be paid, at our option, in cash, additional PIK Notes, or a combination thereof.
     At September 30, 2008, the PIK Notes are classified as liabilities subject to compromise (see Note 2).
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
     Until December 4, 2008, the subsidiary had two warehouse lines of credit in place to fund the origination of residential mortgage loans. The revolving warehouse line of credit (the “Warehouse Line of Credit”), which was entered into on December 5, 2007, provided for revolving loans of up to $25.0 million. The Warehouse Line of Credit replaced the $100.0 million revolving warehouse line of credit that expired on December 8, 2007. From January 25, 2008 through December 4, 2008, the availability under the Warehouse Line of Credit was reduced to $15.0 million. The $150.0 million mortgage loan purchase facility (“Purchase Facility”) was amended to decrease the size of the facility to $75.0 million. From January 25, 2008 through December 4, 2008, the availability under the Purchase Facility was reduced to $40.0 million. However, we had agreed with the lender not to utilize these facilities. The Warehouse Line of Credit bore interest at the 30-day LIBOR rate plus a margin of 2.0%, was secured by funded mortgages, which were pledged as collateral, and required our mortgage subsidiary to maintain certain financial ratios and minimums. The Warehouse Line of Credit also placed certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities. Our mortgage subsidiary was in compliance with all covenants and restrictions at September 30, 2008. At September 30, 2008, our mortgage subsidiary had no outstanding borrowings.
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
     We are subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. We have effectively closed all U.S. federal income tax matters for years through 2004. The Internal Revenue Service has concluded its review of our 2005 through 2007 consolidated tax returns and has submitted its report to the Joint Committee on Taxation under the normal procedures applicable to taxpayers with refunds in excess of $2.0 million. As we understand, that report did not propose any changes to the returns as filed. We are awaiting the Joint Committee’s acceptance of the findings included in that report. Management believes that all other tax liabilities recorded are adequate and the tax refunds received properly reflect the amounts due to us from the applicable taxing authorities.

     It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense.
     SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. We assess our deferred tax assets quarterly to determine if valuation allowances are required. Pursuant to SFAS 109, we were unable to record an income tax benefit for the three and nine months ended September 30, 2008, as all recognizable tax benefits under current tax law were recorded in prior years. Our valuation allowance increased by $47.4 million and $279.8 million, respectively, for the three and nine months ended September 30, 2008 to $785.5 million at September 30, 2008.
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
     During the three months ended September 30, 2008, we reduced our unrecognized tax benefit by $2.7 million primarily due to a favorable ruling received from the Internal Revenue Service related to an uncertain tax position. This reduction was offset by $0.7 million of interest on previously recorded amounts, resulting in a net $2.0 million benefit for the nine months ended September 30, 2008.
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
     During the nine months ended September 30, 2008 and 2007, the activity in our warranty cost accrual consisted of the following (in millions):

	Nine Months Ended
	September 30,
	2008	2007
Accrued warranty costs at January 1	$5.0	$7.4
Liability recorded for warranties issued during the period	2.1	4.4
Warranty work performed	(8.4)	(4.4)
Adjustments	4.0	(2.0)

Accrued warranty costs at September 30	$2.7	$5.4

     To address potential homebuyer concerns regarding fulfillment of warranty obligations at the inception of our Chapter 11 cases, we entered into an agreement with Professional Warranty Service Corporation to guarantee our warranty obligations for the first ten years after closing and assume all liability for structural claims in years three through ten. Effective April 15, 2009, with Bankruptcy Court approval and to alleviate potential concerns related to our new operating model, we entered into an agreement with Professional Warranty Service Corporation to directly provide warranty service for all homes sold or delivered by us from January 21, 2008 through April 30, 2010. We paid $4.5 million (which includes the surrender of any rights to receive a refund of premiums paid under the initial program) for this coverage plus a premium based on the sale price of each home delivered. As a result of our Chapter 11 filings, we have generally ceased performing warranty services for homes not covered by the Professional Warranty Service Corporation program.
Letters of Credit and Performance Bonds
     We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and deposits on homesite purchase contracts. Under these arrangements, we had total outstanding letters of credit of $19.1 million as of September 30, 2008. As a result of abandoning our rights under option contracts, as of September 30, 2008, we accrued $3.5 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts. From October 1, 2008 through April 30, 2009, an additional $0.8 million of letters of credit have been drawn related to the abandonment of option contracts which have increased our borrowings outstanding under our Revolving Loan Facility. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount.
     At September 30, 2008, we have total outstanding performance / surety bonds of $140.6 million related to land development activities and have estimated our exposure on our outstanding surety bonds to be $54.5 million based on land development remaining to be completed. At September 30, 2008 and December 31, 2007, our accrual totaled $41.8 million and $48.0 million, respectively, for surety bonds where we consider it probable that the surety has a claim for reimbursement for amounts drawn related to defaulted agreements, which is included as a liability subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     Until the establishment of a surety bond program in January 2009, we had no ability to obtain new surety bonds or letters of credit and in some cases, had to post cash deposits with government entities or escrow agents. Under the program approved by the Bankruptcy Court, we have an aggregate $15.0 million available for surety bonds. Surety bonds are issued after notice to creditors who have a right to object. The surety bonds are collateralized by cash deposits maintained in escrow accounts. At April 30, 2009, $2.5 million was maintained as collateral for surety bonds.
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
     On September 19, 2008, the Bricklayers filed a Consolidated Amended Class Action Complaint (the “amended complaint”). This amended complaint dropped many of the parties previously named as defendants in the consolidated complaint, including TOUSA, leaving only Antonio B. Mon, Tommy McAden, David J. Keller and Randy L. Kotler as defendants in the suit. The amended complaint also dropped the Section 11 and Section 15 claims, leaving the claims under Section 10(b) of the Exchange Act and Rule 10b-5, as well as the claims made under Section 20(a) of the Exchange Act. Defendants Mon, Keller and Kotler filed motions to dismiss the amended complaint on November 21, 2008. Defendant McAden had not yet been served, but his counsel recently entered an appearance and filed a motion to dismiss on March 2, 2009. The plaintiff filed its opposition to the motions to dismiss on March 24, 2009. Defendants’ replies in support of their motions to dismiss were due on May 13, 2009. A trial date has not yet been set.
Proceeding by Official Committee of Unsecured Creditors
     In re TOUSA, Inc., Docket No. 08-10928-JKO; Adv. Pro No. 08-1435-JKO. We and certain of our subsidiaries are involved in an adversary proceeding brought as part of our Chapter 11 proceedings. On July 14, 2008, the Official Committee of Unsecured Creditors of TOUSA, Inc. (the “Committee”) commenced an adversary proceeding (the “Committee Action”) as part of our and certain of our subsidiaries’ (collectively, the “Debtors”) Chapter 11 proceedings in United States Bankruptcy Court for the Southern District of Florida. The Debtors were originally non-parties to the Committee Action, but have since been named as third-party defendants by certain of the original defendants in the Committee Action.
     The Committee Action seeks to avoid certain allegedly fraudulent and preferential pre-petition transfers of up to $800 million the Debtors made in connection with the settlement of litigation related to the Transeastern Joint Venture (the “Transeastern Settlement”), and further seeks to avoid as a preferential transfer any security interest that may have been granted by any of the Debtors to certain lenders in a tax refund of approximately $207.0 million that the Debtors received in 2008. The Committee’s original complaint (the “Complaint”) named over 60 defendants, including the lenders under the credit agreements funding the Transeastern Joint Venture (the “Transeastern Lenders”), as well as the original lenders (and their successors and assigns) and administrators under the credit agreements entered into as a result of the Transeastern Settlement (the “New Credit Agreements”). The Debtors are not defendants to the Committee’s claims in the Committee Action.
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
     On October 17, 2008, the Committee filed an Amended Complaint. The Amended Complaint contained additional allegations regarding the Revolver, and added new defendants. Citicorp moved to dismiss the claims in the Amended Complaint relating to the Revolver. In addition, the Transeastern Lenders moved to dismiss all claims against them. The Court denied the Transeastern Lenders’ motion to dismiss. The Court granted Citicorp’s motion to dismiss the Revolver claims in the Amended Complaint, but again granted the Committee leave to file a second amended complaint consistent with the Court’s specific guidance on the revolver issue. After initially filing a Second Amended Complaint again including claims related to the Revolver, on February 4, 2009, the Committee filed a Third Amended Complaint which did not include claims relating to the Revolver. The Committee has, however, appealed to the District Court the dismissal of the Revolver claims in the Amended Complaint.
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
     On February 24, 2009, the Senior Transeastern Lenders and the CIT Group/Business Credit, Inc. (“CIT”) each filed a Counterclaim and Third-Party Complaint against certain of the Debtors. The Senior Transeastern Lenders and CIT allege that they are entitled to indemnification against any recovery the Committee receives as a result of the Committee’s fraudulent transfer claims under the terms of the August 1, 2005 Senior Credit Agreement signed by certain of the Debtors in connection with the formation of the Transeastern Joint

Venture. The Senior Transeastern Lenders and CIT seek recoupment for the full amount of any recovery against them on each of the Committee’s fraudulent transfer claims. On April 1, 2009, the third-party defendant Debtors moved to strike, or in the alternative to sever and stay, the claims asserted against them in the Senior Transeastern Lenders’ and CIT’s Counterclaims and Third-Party Complaints. A hearing on the third-party Debtor’s motion is currently scheduled for May 28, 2009.
     Discovery in the Committee Action, the Citicorp Third-Party Complaint, and the Wells Fargo Third-Party Complaint is currently ongoing. Pursuant to the amended case management order entered by the Court on November 11, 2008, current and former employees of the Debtors, the parties and various non-parties have been deposed.
     On February 26, 2009, the court entered an order granting the Debtors’ motion to compel mediation of the case. The non-binding judicial settlement conference was conducted by Judge Laurel Isicoff on March 23, 2009 and March 24, 2009. On April 14, 2009, Judge Isicoff reported that that the parties were at an impasse with respect to the Committee’s claims against the First Lien Term Loan Lenders, the First Lien Revolver Lenders, and the Senior Transeastern Lenders. Judge Isicoff further reported that the other Defendants had either reached an agreement with the Committee or were continuing settlement discussions. Trial is currently scheduled for the weeks of July 13, 2009 and July 20, 2009.
Potential Claim by the Official Committee of Unsecured Creditors of TOUSA
     On October 26, 2007, the TOUSA Board of Directors received a letter from counsel to a group of holders of TOUSA senior and subordinated notes (the “Noteholder Group”). TOUSA did not file for bankruptcy protection as requested by the Noteholder Group, but did later file for bankruptcy in January 2008. On February 27, 2009 the Official Committee of Unsecured Creditors of TOUSA filed a motion seeking standing to pursue claims against members of certain Debtor-Subsidiaries’ boards of directors as well as the majority shareholder of TOUSA, Tech SA, in connection with the July 31, 2007 transaction. The Court has not yet heard or ruled upon the Committee’s motion.
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
     Universal Land Title, Inc. and Preferred Home Mortgage Company filed a motion to dismiss the second amended complaint. On February 13, 2009, the court dismissed all nine counts of the second amended complaint as to both Universal Land Title, Inc. and Preferred Home Mortgage Company, but granted Plaintiffs leave to amend their complaint.
     On March 23, 2009, Plaintiffs filed their Third Amended Complaint and, with the exception of the claim for strict liability, re-alleged eight of the previously dismissed causes of action against Universal Land Title, Inc. and Preferred Home Mortgage Company. On April 29, 2009, Preferred Home Mortgage Company and Universal Land Title, Inc. filed their motion to dismiss the Third Amended Complaint. On April 30, 2009, Plaintiffs filed a notice voluntarily dismissing certain counts, and the only claims that remain pending as to Preferred Home Mortgage Company and Universal Land Title, Inc. are counts for negligence and civil conspiracy.
     Based upon the early stage of the litigation and discovery, and depending upon the success of the motion to dismiss the Third Amended Complaint, we are unable to evaluate the likelihood of an unfavorable outcome or the range of liability in such event.
Chinese Drywall
     TOUSA Homes, Inc. was named as a defendant in a purported class action lawsuit pending in the United States District Court for the Southern District of Florida on behalf of certain homeowner plaintiffs in Southwest Florida. (Karen Vickers, et al., v. TOUSA Homes, Inc., et al., No. 09-20510-CIV-GOLD/MCALILEY). The complaint alleges the plaintiff homeowners were sold homes containing drywall that is inherently defective (“Chinese Drywall”), because it emits various sulfide gasses and/or other chemicals through “off gassing” that purportedly causes property damage and potential health hazards. The plaintiffs have voluntarily withdrawn the complaint without prejudice. We are in the process of responding to notice of the alleged defect pursuant to Florida Statutes chapter 558. TOUSA Homes, Inc. was named, but has not been served in an additional purported class action lawsuit making similar allegations in the Lee County, Florida Circuit Court (Joyce Dowdy Revocable Trust, et. al v. Engle Homes, Inc. et. al, No. 09-CA-1158).
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
Informal Inquiry
     In the Matter of TOUSA, Inc. SEC Inquiry, File No. FL-3310. In September of 2007, we were contacted by the Miami Regional Office of the SEC requesting the voluntary provision of documents, and other information from us, relating primarily to corporate and financial information and communications related to the Transeastern JV. In May 2009, the SEC advised us that it has completed its investigation and does not intend to recommend any enforcement action.

PHMC Settlement
     On July 10, 2008, PHMC entered into a settlement agreement with one of its primary purchasers of its mortgage loans. In connection with the settlement, we recorded a loss accrual of $2.9 million in 2007. The settlement agreement releases PHMC of all its known and unknown obligations under the Loan Purchase Agreement.
12. Stockholders’ Deficit
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
     At September 30, 2008 and December 31, 2007, the preferred stock redemption amount includes amounts representing dividends not currently declared or paid but which will be payable under the redemption features. The preferred stock is currently redeemable because redemption of the instrument, absent the existence of the share settled conversion option, is certain to occur at maturity. At September 30, 2008, the accreted redemption balance is $0.8 million.
     The preferred stock contains a contingent dividend feature, which provides for an increase in the dividend rate of 0.25% during the period in which the Company fails to register the underlying common stock. This increase in the dividend rate becomes effective after 270 days. The contingent dividend feature constitutes an obligation to make future payments or otherwise transfer consideration under a registration payment arrangement. In accordance with FSP EITF No. 00-19-2, Accounting for Registration Payment Arrangements, the contingent dividend feature should be separately recognized and measured in accordance with SFAS 5. At September 30, 2008, $0.4 million was accrued for our obligation under the registration payment arrangement. Although there is no limitation on the amount that could be paid under this arrangement, our estimate is based on our estimated date of exit from bankruptcy of September 2009 since this liability is expected to be extinguished as part of the Chapter 11 cases.
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
     Dividends and amortization of the discount of the preferred stock are recorded as charges to retained earnings or additional paid in capital, if there are no retained earnings, and reduce net income in the determination of income attributable to shareholders for the purposes of computing basic and diluted earnings per share. For the three and nine months ended September 30, 2008, dividends on and accretion of preferred stock was $2.5 million and $7.7 million, respectively, which was recorded as a charge to additional paid-in-capital.
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
NYSE Delisting
     Effective November 19, 2007, NYSE Regulation, Inc. suspended our common stock and debt securities from trading on the NYSE. We appealed the suspension. Following our suspension from the NYSE, we began trading on the Pink Sheet Electronic Quotation Service. On February 15, 2008, the NYSE denied our appeal and affirmed the decision to suspend trading in our common stock and debt securities. On March 3, 2008, the NYSE filed Forms 25, Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, with the SEC of its intention to remove our common stock, 9% Senior Notes due July 1, 2010, 9% Senior Notes due July 1, 2010, 7 1 / 2% Senior Subordinated Notes due March 15, 2011, 7 1 / 2% Senior Subordinated Notes due January 15, 2015 and the 10 3 / 8% Senior Subordinated Notes due July 1, 2012 at the opening of business May 13, 2008. Our common stock and debt securities were delisted on that date.

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
     During the three months ended September 30, 2008 and 2007, we recognized compensation expense related to stock options of $0.8 million and $1.0 million, respectively. During the nine months ended September 30, 2008 and 2007, we recognized compensation expense related to stock options of $2.5 million and $3.0 million, respectively. At September 30, 2008 and December 31, 2007, outstanding stock options totaled 7.5 million and 7.8 million, respectively. During the nine months ended September 30, 2008, 241,250 stock options were forfeited.
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
     Through our four homebuilding regions, we design, build and market detached single-family residences, town homes and condominiums in various metropolitan markets in nine states, located as follows:
     Florida: Central Florida, Jacksonville, Southeast Florida, Southwest Florida, Tampa/St. Petersburg
Mid-Atlantic: Baltimore / Southern Pennsylvania, Nashville, Northern Virginia (on September 25, 2007, we sold in bulk, home sites in our Mid-Atlantic (excluding Nashville) and Virginia divisions)
     Texas: Austin, Houston, San Antonio (on September 6, 2007, we sold substantially all of our Dallas/Fort Worth division)
     West: Colorado, Las Vegas, Phoenix
     Evaluation of segment performance is based on the segment’s results of operations without consideration of income taxes. Results of operations for our four homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings from unconsolidated joint ventures, and other income / expense less the cost of homes and land sold and selling, general and administrative expenses. The results of operations for our Financial Services segment consist of revenues generated from mortgage financing, title insurance and other ancillary services less the cost of such services and certain selling, general and administrative expenses. Effective April 1, 2008, our mortgage subsidiary became part of a joint venture and has been accounted for as an equity-method investment (see “Mortgage Joint Venture” discussion in Note 1).
     The operational results of each of our segments are not necessarily indicative of the results that would have occurred had each segment been an independent, stand-alone entity during the periods presented. The following tables set forth the financial information relating to our operations, presented by segment (in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Homebuilding:
Florida(2)	$79.3	$195.6	$309.8	$671.1
Mid-Atlantic	17.7	81.4	48.3	196.1
Texas(1)	101.5	149.0	313.8	469.0
West	48.4	66.9	164.5	283.1

Total Homebuilding	246.9	492.9	836.4	1,619.3
Financial Services	4.1	8.3	13.2	31.3

Total revenues	$251.0	$501.2	$849.6	$1,650.6

Loss (income) from unconsolidated joint ventures:
Florida	$—	$0.2	$—	$2.1
Mid-Atlantic	—	—	—	(2.2)
Texas	(0.1)	(0.3)	(0.3)	(0.3)
West	—	9.3	(0.1)	9.2

	(0.1)	9.2	(0.4)	8.8

Impairments (recoveries) on unconsolidated joint ventures:
Florida	(1.9)	16.4	(12.6)	20.4
Mid-Atlantic	—	—	—	1.5
Texas	6.6	—	8.9	—
West(3)	5.2	7.0	4.8	7.0

	9.9	23.4	1.1	28.9

Loss from unconsolidated joint ventures after impairments	$9.8	$32.6	$0.7	$37.7

Results of Operations:
Homebuilding:
Florida(2)	$(53.9)	$(299.4)	$(301.4)	$(290.3)
Mid-Atlantic	(7.9)	(52.0)	(36.2)	(97.7)
Texas(1)	(11.6)	14.6	(28.9)	43.3
West	(17.1)	(199.4)	(235.5)	(276.2)

Total Homebuilding	(90.5)	(536.2)	(602.0)	(620.9)
Financial Services	(0.5)	0.2	(4.8)	5.2
Corporate and unallocated	(25.2)	(73.8)	(83.8)	(220.1)

Loss from continuing operations before reorganization items and taxes	$(116.2)	$(609.8)	$(690.6)	$(835.8)

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three and nine months ended September 30, 2008 have been included in our consolidated results. Results of operations for the three and nine months ended September 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4.

(3)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and nine months ended September 30, 2008 due to the settlement agreement reached in 2008. See Note 5.

	September	December 31,
	30, 2008	2007
Assets:
Homebuilding:
Florida	$241.7	$631.3
Mid-Atlantic	42.9	73.0
Texas(1)	171.1	220.0
West	156.5	381.3
Assets held for sale	2.7	6.1
Financial Services	22.6	36.7
Corporate and unallocated	312.8	413.6

Total assets	$950.3	$1,762.0

Investments in Unconsolidated Joint Ventures:
Mid-Atlantic	$0.1	$0.1
Texas	2.9	8.6
West	—	0.3

Total Investments in Unconsolidated Joint Ventures	$3.0	$9.0

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.
15. Discontinued Operations
     On September 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an unrelated third-party for $56.5 million and realized a pre-tax loss on disposal of $13.6 million. Certain communities were not part of the sale. We are actively marketing these communities for sale.
     In accordance with SFAS 144, the results of our Dallas/Fort Worth division have been classified as discontinued operations for all periods presented. Discontinued operations include Dallas/Fort Worth division revenues and net loss of $0.2 million and $0.6 million, respectively, for the three months ended September 30, 2008 and $1.1 million and $3.9 million, respectively, for the three months ended September 30, 2007. Included in the net loss of the Dallas/Fort Worth division for the three months ended September 30, 2008 and 2007 is $0 million and $2.8 million, respectively, of inventory impairments and abandonment costs. Discontinued operations include Dallas/Fort Worth division revenues and net loss of $1.2 million and $3.8 million, respectively, for the nine months ended September 30, 2008 and $44.7 million and $17.6 million, respectively, for the nine months ended September 30, 2007. Included in the net loss of the Dallas/Fort Worth division for the nine months ended September 30, 2008 and 2007 is $1.9 million and $5.7 million, respectively, of inventory impairments and abandonment costs. Additionally, during the nine months ended September 30, 2007, we wrote off $3.1 million of goodwill which is included in loss from discontinued operations for the nine months ended September 30, 2007 related to the sale of our Dallas/Fort Worth division.
     Assets held for sale, as shown on the unaudited consolidated statements of financial condition, consist primarily of $2.7 million and $6.1 million of inventory at September 30, 2008 and December 31, 2007, respectively.
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

Consolidated Statement of Financial Condition
September 30, 2008

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

			(in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$276.7	$20.7	$—	$—	$297.4
Inventory	—	547.4	—	—	547.4
Property and equipment, net	1.3	13.9	—	—	15.2
Investments in unconsolidated joint ventures	—	3.0	—	—	3.0
Investments in/ advances to consolidated subsidiaries	346.5	(404.8)	(8.2)	66.5	—
Other assets	22.9	39.1	—	—	62.0
Assets held for sale	—	2.7	—	—	2.7

	647.4	222.0	(8.2)	66.5	927.7

FINANCIAL SERVICES:
Cash and cash equivalents	—	—	13.6	—	13.6
Mortgage loans held for sale	—	—	5.0	—	5.0
Other assets	—	—	4.0	—	4.0

	—	—	22.6	—	22.6

Total assets	$647.4	$222.0	$14.4	$66.5	$950.3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
HOMEBUILDING:
Accounts payable and other liabilities	$27.8	$93.8	$—	$—	$121.6
Customer deposits	—	17.8	—	—	17.8
Liabilities associated with assets held for sale	—	0.4	—	—	0.4

	27.8	112.0	—	—	139.8
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	1.3	—	1.3

	—	—	1.3	—	1.3

Total liabilities not subject to compromise	27.8	112.0	1.3	—	141.1

Liabilities subject to compromise	1,890.4	189.6	—	—	2,080.0

Total liabilities	1,918.2	301.6	1.3	—	2,221.1
Total stockholders’ equity (deficit)	(1,270.8)	(79.6)	13.1	66.5	(1,270.8)

Total liabilities and stockholders’ equity (deficit)	$647.4	$222.0	$14.4	$66.5	$950.3

Consolidated Statement of Financial Condition
December 31, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

			(in millions)
ASSETS
HOMEBUILDING:
Cash and cash equivalents	$81.3	$(9.0)	$—	$—	$72.3
Inventory	—	1,271.8	—	—	1,271.8
Property and equipment, net	3.3	21.3	—	—	24.6
Investments in unconsolidated joint ventures	—	9.0	—	—	9.0
Receivables from unconsolidated joint ventures, net	—	0.3	—	—	0.3
Investments in/ advances to consolidated subsidiaries	989.7	(372.5)	(5.5)	(611.7)	—
Other assets	287.7	42.3	—	—	330.0
Goodwill	—	11.2	—	—	11.2
Assets held for sale	—	6.1	—	—	6.1

	1,362.0	980.5	(5.5)	(611.7)	1,725.3
FINANCIAL SERVICES:
Cash and cash equivalents	—	—	14.9	—	14.9
Mortgage loans held for sale	—	—	15.0	—	15.0
Other assets	—	—	6.8	—	6.8

	—	—	36.7	—	36.7

Total assets	$1,362.0	$980.5	$31.2	$(611.7)	$1,762.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
HOMEBUILDING:
Accounts payable and other liabilities	$83.7	$318.1	$—	$—	$401.8
Customer deposits	—	33.9	—	—	33.9
Obligations for inventory not owned	—	32.0	—	—	32.0
Notes payable	1,585.3	—	—	—	1,585.3
Bank borrowings	168.5	—	—	—	168.5
Liabilities associated with assets held for sale	—	0.9	—	—	0.9

	1,837.5	384.9	—	—	2,222.4
FINANCIAL SERVICES:
Accounts payable and other liabilities	—	—	8.0	(0.7)	7.3
Bank borrowings	—	—	7.8	—	7.8

	—	—	15.8	(0.7)	15.1

Total liabilities not subject to compromise	1,837.5	384.9	15.8	(0.7)	2,237.5

Liabilities subject to compromise	—	—	—	—	—
Total stockholders’ equity (deficit)	(475.5)	595.6	15.4	(611.0)	(475.5)

Total liabilities and stockholders’ equity (deficit)	$1,362.0	$980.5	$31.2	$(611.7)	$1,762.0

Consolidated Statement of Operations
Three Months Ended September 30, 2008

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

			(in millions)
HOMEBUILDING:
Revenues	$—	$246.9	$—	$—	$246.9
Cost of sales	—	292.7	—	—	292.7

Gross loss	—	(45.8)	—	—	(45.8)
Selling, general and administrative expenses	10.7	33.9	—	(0.6)	44.0
Recovery from unconsolidated joint ventures, net	—	(0.1)	—	—	(0.1)
Impairments on investments in unconsolidated joint ventures	—	9.9	—	—	9.9
Interest expense	16.9	—	—	—	16.9
Other expenses, net	89.2	61.2	—	(151.2)	(0.8)

Homebuilding pretax loss	(116.8)	(150.7)	—	151.8	(115.7)

FINANCIAL SERVICES:
Revenues	—	—	4.7	(0.6)	4.1
Expenses	—	—	5.5	(0.9)	4.6

Financial Services pretax loss	—	—	(0.8)	0.3	(0.5)

Loss from continuing operations before reorganization items and taxes	(116.8)	(150.7)	(0.8)	152.1	(116.2)
Reorganization items, net	18.7	—	—	—	18.7
Benefit for income taxes	(2.7)	—	—	—	(2.7)

Loss from continuing operations, net of taxes	(132.8)	(150.7)	(0.8)	152.1	(132.2)

Discontinued operations:
Loss from discontinued operations	—	(0.6)	—	—	(0.6)

Loss from discontinued operations, net of taxes	—	(0.6)	—	—	(0.6)

Net loss	(132.8)	(151.3)	(0.8)	152.1	(132.8)

Dividends and accretion of discount on preferred stock	2.5	—	—	—	2.5

Loss attributable to common stockholders	$(135.3)	$(151.3)	$(0.8)	$152.1	$(135.3)

Consolidated Statement of Operations
Nine Months Ended September 30, 2008

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
HOMEBUILDING:
Revenues	$—	$836.4	$—	$—	$836.4
Cost of sales	—	1,305.5	—	—	1,305.5

Gross loss	—	(469.1)	—	—	(469.1)
Selling, general and administrative expenses	35.6	121.2	—	(3.0)	153.8
Recovery from unconsolidated joint ventures, net	—	(0.4)	—	—	(0.4)
Impairments on investments in unconsolidated joint ventures	—	1.1	—	—	1.1
Goodwill impairments	—	11.2	—	—	11.2
Interest expense	53.7	—	—	—	53.7
Other (income) expenses, net	605.1	67.4	—	(675.2)	(2.7)

Homebuilding pretax loss	(694.4)	(669.6)	—	678.2	(685.8)

FINANCIAL SERVICES:
Revenues	—	—	16.1	(2.9)	13.2
Expenses	—	—	20.3	(2.3)	18.0

Financial Services pretax loss	—	—	(4.2)	(0.6)	(4.8)

Loss from continuing operations before reorganization items and taxes	(694.4)	(669.6)	(4.2)	677.6	(690.6)
Reorganization items, net	105.4	—	—	—	105.4
Benefit for income taxes	(2.0)	—	—	—	(2.0)

Loss from continuing operations, net of taxes	(797.8)	(669.6)	(4.2)	677.6	(794.0)

Discontinued operations:
Loss from discontinued operations	—	(3.8)	—	—	(3.8)

Loss from discontinued operations, net of taxes	—	(3.8)	—	—	(3.8)

Net loss	(797.8)	(673.4)	(4.2)	677.6	(797.8)

Dividends and accretion of discount on preferred stock	7.7	—	—	—	7.7

Loss attributable to common stockholders	$(805.5)	$(673.4)	$(4.2)	$677.6	$(805.5)

Consolidated Statement of Operations
Three Months Ended September 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
HOMEBUILDING:
Revenues	$—	$492.9	$—	$—	$492.9
Cost of sales	—	930.3	—	—	930.3

Gross loss	—	(437.4)	—	—	(437.4)
Selling, general and administrative expenses	23.3	66.3	—	(3.6)	86.0
Loss from unconsolidated joint ventures, net	—	9.2	—	—	9.2
Impairments on investments in unconsolidated joint ventures	—	23.4	—	—	23.4
Provision for settlement of loss contingency	40.7	—	—	—	40.7
Goodwill impairment	—	2.7	—	—	2.7
Interest expense	10.0	—	—	—	10.0
Other expenses, net	547.5	30.2	—	(577.1)	0.6

Homebuilding pretax loss	(621.5)	(569.2)	—	580.7	(610.0)

FINANCIAL SERVICES:
Revenues	—	—	11.9	(3.6)	8.3
Expenses	—	—	8.2	(0.1)	8.1

Financial Services pretax income	—	—	3.7	(3.5)	0.2

Income (loss) from continuing operations before income taxes	(621.5)	(569.2)	3.7	577.2	(609.8)
Provision (benefit) for income taxes	(1.8)	6.0	1.8	—	6.0

Income (loss) from continuing operations	(619.7)	(575.2)	1.9	577.2	(615.8)

Discontinued operations:
Loss from discontinued operations	—	(3.9)	—	—	(3.9)

Loss from discontinued operations, net of taxes	—	(3.9)	—	—	(3.9)

Net income (loss)	(619.7)	(579.1)	1.9	577.2	(619.7)

Dividends and accretion of discount on preferred stock	2.2	—	—	—	2.2

Net income (loss) attributable to common stockholders	$(621.9)	$(579.1)	$1.9	$577.2	$(621.9)

Consolidated Statement of Operations
Nine Months Ended September 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
HOMEBUILDING:
Revenues	$—	$1,619.3	$—	$—	$1,619.3
Cost of sales	—	1,959.0	—	—	1,959.0

Gross loss	—	(339.7)	—	—	(339.7)
Selling, general and administrative expenses	63.1	210.1	—	(10.8)	262.4
Loss from unconsolidated joint ventures, net	—	8.8			8.8
Impairments on investments in unconsolidated joint ventures	—	28.9			28.9
Provision for settlement of loss contingency	151.6	—	—	—	151.6
Goodwill impairment	—	40.9	—	—	40.9
Interest expense	10.0	0.2	—	—	10.2
Other (income) expenses, net	605.4	40.5	—	(647.4)	(1.5)

Homebuilding pretax loss	(830.1)	(669.1)	—	658.2	(841.0)

FINANCIAL SERVICES:
Revenues	—	—	42.0	(10.7)	31.3
Expenses	—	—	30.0	(3.9)	26.1

Financial Services pretax income	—	—	12.0	(6.8)	5.2

Income (loss) from continuing operations before income taxes	(830.1)	(669.1)	12.0	651.4	(835.8)
Provision (benefit) for income taxes	(12.4)	(28.7)	5.4	—	(35.7)

Income (loss) from continuing operations	(817.7)	(640.4)	6.6	651.4	(800.1)

Discontinued operations:
Loss from discontinued operations	—	(11.8)	—	—	(11.8)
Loss from disposal of discontinued operations	—	(13.6)	—	—	(13.6)
Benefit for income taxes	—	(7.8)	—	—	(7.8)

Loss from discontinued operations, net of taxes	—	(17.6)	—	—	(17.6)

Net income (loss)	(817.7)	(658.0)	6.6	651.4	(817.7)

Dividends and accretion of discount on preferred stock	2.2	—	—	—	2.2

Net income (loss) attributable to common stockholders	$(819.9)	$(658.0)	$6.6	$651.4	$(819.9)

Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2008

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	( in millions)
Net cash provided by (used in) operating activities	$(389.5)	$(5.3)	$9.4	$678.2	$292.8

Cash flows from investing activities:
Net disposals of property and equipment	0.6	0.2	—	—	0.8
Investments in unconsolidated joint ventures	—	(1.6)	—	—	(1.6)

Net cash provided by (used in) investing activities	0.6	(1.4)	—	—	(0.8)

Cash flows from financing activities:
Net borrowings from revolving credit facilities	(28.1)	—	—	—	(28.1)
Principal payments on term loans	(37.7)	—	—	—	(37.7)
Net repayments of from Financial Services bank borrowings	—	—	(7.8)	—	(7.8)
Payments for deferred financing costs	(2.9)	—	—	—	(2.9)
Increase (decrease) in intercompany transactions	643.2	32.3	2.7	(678.2)	—

Net cash provided by (used in) financing activities	574.5	32.3	(5.1)	(678.2)	(76.5)

Net cash provided by continuing operations	185.6	25.6	4.3	—	215.5
Net cash used in discontinued operations	—	(0.9)	—	—	(0.9)

Increase in cash and cash equivalents	185.6	24.7	4.3	—	214.6
Cash and cash equivalents at beginning of period	79.1	(11.9)	9.3	—	76.5

Cash and cash equivalents at end of period	$264.7	$12.8	$13.6	$—	$291.1

Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2007

			Non-
	TOUSA,	Guarantor	Guarantor	Intercompany
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
	(in millions)
Net cash provided by (used in) operating activities	$(569.4)	$(173.9)	$3.4	$651.3	$(88.6)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(7.7)	—	—	(7.7)
Net additions to property and equipment	(0.8)	(7.9)	(0.7)	—	(9.4)
Investments in unconsolidated joint ventures	—	(29.2)	—	—	(29.2)
Capital distributions from unconsolidated joint ventures	—	12.4	—	—	12.4

Net cash used in investing activities	(0.8)	(32.4)	(0.7)	—	(33.9)

Cash flows from financing activities:
Net borrowings from revolving credit facilities	150.3	—	—	—	150.3
Principal payments on notes payable	(0.5)	—	—	—	(0.5)
Net repayments of Financial Services bank borrowings	—	—	(13.0)	—	(13.0)
Payments for deferred financing costs	(32.1)	—	—	—	(32.1)
Payments for issuance of convertible preferred stock and warrants	(2.9)	—	—	—	(2.9)
Increase (decrease) in intercompany transactions	494.0	149.8	7.5	(651.3)	—

Net cash provided by (used in) financing activities	608.8	149.8	(5.5)	(651.3)	101.8

Net cash provided by (used in) continuing operations	38.6	(56.5)	(2.8)	—	(20.7)
Net cash provided by discontinued operations	—	44.1	—	—	44.1

Increase (decrease) in cash and cash equivalents	38.6	(12.4)	(2.8)	—	23.4
Cash and cash equivalents at beginning of period	50.6	(3.2)	6.8	—	54.2

Cash and cash equivalents at end of period	$89.2	$(15.6)	$4.0	$—	$77.6

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
Explanatory Note
     In some instances we have attempted to provide information as of a date more current than September 30, 2008. The housing market has continued to deteriorate significantly since September 30, 2008 and we have not yet completed the analyses and processes required for the preparation of financial statements for any period subsequent to September 30, 2008. Therefore, the information contained herein does not include reserves or provisions for any period after the period ended September 30, 2008. As a result of the continued homebuilding and overall macroeconomic market deterioration and the impact of our Chapter 11 filing on our operations, it is likely that we will have material impairments, losses and provisions upon completion of the analyses and processes in future periods.
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
     Reflecting these trends, we, like many other homebuilders, experienced severe liquidity challenges in the credit and mortgage markets, diminished consumer confidence, increased home inventories and foreclosures and downward pressure on home prices. Potential buyers have exhibited both a reduction in confidence as to the economy in general and a willingness to delay purchase decisions based on a perception that prices will continue to decline. Prospective homebuyers continue to be concerned about interest rates and the inability to sell their current homes or to obtain appraisals at sufficient amounts to secure mortgage financing as a result of the disruption in the mortgage markets and the tightening of credit standards. Our Chapter 11 filings were a further factor contributing to decreased performance.
     As a result of deteriorating market conditions and liquidity constraints, we did not exercise certain homesite option and land bank contracts and reviewed our inventories, goodwill, investments in joint ventures and other assets for possible impairment charges. We recognized charges in continuing operations totaling $107.0 million and $571.3 million for the three months ended September 30, 2008 and 2007, respectively, and $586.4 million and $849.8 million for the nine months ended September 30, 2008 and 2007, respectively related to inventory and goodwill impairments, abandonment costs, joint venture impairments and the settlement of a loss contingency.
     For the three and nine months ended September 30, 2008, we reported a loss from continuing operations, net of taxes, of $132.2 million and $794.0 million compared to $615.8 million and $800.1 million for the three and nine months ended September 30, 2007. Home deliveries from continuing operations decreased 40% and 38%, Homebuilding revenues decreased 50% and 48%, and net sales orders from continuing operations decreased 37% and 55% for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2008, our unconsolidated joint ventures had a decrease in deliveries and net sales orders of 100% as compared to the three and nine months ended September 30, 2007 due to the consolidation of the results of our Transeastern joint venture, previously included in our unconsolidated joint venture results, into our Florida operations for the three and nine months ended September 30, 2008. Additionally, we have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and nine months ended September 30, 2008 due to the settlement agreement reached with the lenders to the joint venture. During the three and nine months ended September 30, 2008, we also recognized $18.7 million and $105.4 million of reorganization expenses related to our bankruptcy cases.
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
     In March 2009, we announced that our primary focus will be on completing and delivering sold homes currently under construction and on selling our remaining inventory of speculative homes. In addition, we are seeking to sell our other assets. In certain cases, such as in the State of Florida and in Austin and Houston, Texas, we are attempting to sell our assets as a whole. We are in discussions with various parties regarding a sale of our financial services businesses, Universal Land Title, Inc., Preferred Home Mortgage Company and Alliance Insurance Information Services. We are attempting to sell all of our assets in a manner designed to maximize recovery for our creditors. Subject to, in certain situations, receiving approvals from the Bankruptcy Court, we have taken and will continue to take the following actions:
•	severely curtailing land purchases;

•	abandoning or in some cases renegotiating our rights under option and land bank contracts;

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of unsold homes under construction and limiting and/or curtailing land development activities;

•	completing other asset dispositions; and

•	pursuing other initiatives designed to monetize our assets.
     On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into a Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to September 19, 2008. No funds were drawn under the agreement.
     The agreement was subsequently terminated and we entered into an agreement with our prepetition secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). We are authorized by the Bankruptcy Court to use cash collateral of our first lien and second lien lenders in a manner consistent with a budget negotiated by the parties. The order further provided for the pay-down of $175.0 million to our first lien term secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. We also have the right to pay-down an additional $15.0 million to our first lien secured lenders. As of May 1, 2009, we had paid-down $148.4 million to the first lien secured lenders. We may incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. We have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     Our right to the use of cash collateral has been extended until July 31, 2009 on terms substantially similar to those in the original cash collateral order. If we fail to comply with the order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
     The Bankruptcy Court established May 19, 2008 as the bar date for filing proofs of claim against the Debtors relating to obligations arising before January 29, 2008. As of April 28, 2009, approximately 4,400 claims have been filed against us totaling approximately $7.3 billion in asserted liabilities. These claims are comprised of approximately $5.0 million in administrative claims, $219.0 million in secured claims, $75.0 million in priority claims and $7.0 billion in unsecured claims. There are many claims (at least 700) that have been asserted in “unliquidated” amounts or that contain an unliquidated component. Notably, among the unliquidated claims are the claims of our secured first and second lien lenders. In addition, the indenture trustees under our approximately $1.1 billion of unsecured debentures each filed an unliquidated claim with respect to such obligations.
     On April 17, 2009, we filed with the Bankruptcy Court our First Amended Joint Plan of TOUSA, Inc. and its Affiliated Debtors and Debtors in Possession under Chapter 11 of the Bankruptcy Code (as modified or revised, the “Plan”) and Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code relating to the Plan (as modified or revised, the “Disclosure Statement”). Copies of the Plan and Disclosure Statement, as filed with the Bankruptcy Court, are available at http://www.tousa.com/reorg. Currently, no hearing has been scheduled on the Plan or Disclosure Statement. We have the exclusive right to file a plan until July 29, 2009 and the exclusive right to solicit acceptance thereof until September 27, 2009. Pursuant to Section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond September 29, 2009.
     As a result of our Chapter 11 cases and other matters described herein, including uncertainties related to the fact that our filed plan of reorganization has not been confirmed, there is substantial doubt about our ability to continue as a going concern.
     On March 20, 2009, we filed Forms 15 with the Securities and Exchange Commission terminating the registration of our debt and equity securities under Section 12(g) of the Securities Exchange Act of 1934. Our duty to file periodic reports under the Exchange Act was suspended immediately upon filing the Forms 15. We are therefore voluntarily filing this Quarterly Report on Form 10-Q and do not intend to make any further filings.
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
Total Controlled Homesites by our Homebuilding Operations
          The following is a summary of our controlled homesites:

	September 30, 2008			December 31, 2007
			Total			Total
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Region:
Florida	7,600	—	7,600	8,600	600	9,200
Mid-Atlantic	300	200	500	400	800	1,200
Texas(1)	2,000	700	2,700	2,500	4,000	6,500
West	9,300	200	9,500	9,900	5,400	15,300

Continuing operations	19,200	1,100	20,300	21,400	10,800	32,200
Discontinued operations(1)	100	—	100	100	100	200

Total	19,300	1,100	20,400	21,500	10,900	32,400

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.
     The following is a summary breakdown of our owned homesites:

	Residences Completed or		Homesites Finished or		Raw Land Held for
	Under Construction		Under Construction		Future Development		Total
	9/30/08	12/31/07	9/30/08	12/31/07	9/30/08	12/31/07	9/30/08	12/31/07
Region
Florida	700	1,400	5,900	6,600	1,000	600	7,600	8,600
Mid-Atlantic	100	100	200	300	—	—	300	400
Texas(1)	600	700	1,000	1,400	400	400	2,000	2,500
West	400	700	2,200	2,500	6,700	6,700	9,300	9,900

Continuing operations	1,800	2,900	9,300	10,800	8,100	7,700	19,200	21,400
Discontinued operations(1)	—	—	—	—	100	100	100	100

Consolidated total	1,800	2,900	9,300	10,800	8,200	7,800	19,300	21,500

(1)	The Texas region excludes the Dallas/Fort Worth division, which is classified as a discontinued operation.

     We use option contracts in addition to land joint ventures in order to acquire land whenever feasible. Option contracts allow us to control large homesite positions with reduced capital investment.
     Controlled homesites represent homesites either owned or under option by our consolidated subsidiaries or by our unconsolidated joint ventures that build and market homes. We do not include as controlled homesites those homesites which are included in land development joint ventures where we do not intend to build homes. These joint ventures acquire and develop land to be sold to us for use in our homebuilding operations or sold to others. See additional discussion regarding our joint ventures located in the “Liquidity and Capital Resources” section.
     Due to worsening market conditions impacting the new home industry and our liquidity constraints, we have applied increasingly conservative standards to our land retention and option exercise decisions. We have analyzed each of our communities to determine if they are aligned with our immediate and mid term goals which are focused on our ability to monetize assets within a relatively short period of time. As part of the analysis, we have reviewed our construction processes including our bid procedures, bid templates and engineering designs in an attempt to reduce costs from home construction. Preacquisition costs, development costs and the number of home starts and speculative homes have also been reduced in light of the new challenges facing the market and us.
     At September 30, 2008, the number of homesites controlled by our consolidated continuing operations has decreased by 11,900 or 37%, as compared to December 31, 2007. Due to our liquidity constraints, during the three and nine months ended September 30, 2008, we did not exercise certain option contracts which resulted in a reduction of approximately 2,500 and 8,800 optioned homesites, respectively.
Homebuilding Operations
     For the three and nine months ended September 30, 2008 total consolidated home deliveries from continuing operations decreased 40% and 38%, Homebuilding revenues decreased 50% and 48%, and net sales orders from continuing operations decreased 37% and 55% for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007. We had a net loss from continuing operations of $132.2 million and $794.0 million for the three and nine months ended September 30, 2008, respectively, as compared to a net loss from continuing operations of $615.8 million and $800.1 million for the three and nine months ended September 30, 2007, respectively.
     During the three and nine months ended September 30, 2008, our unconsolidated joint ventures had a decrease in deliveries and net sales orders of 100% as compared to the three and nine months ended September 30, 2007 due to the consolidation of the results of our Transeastern joint venture, previously included in our unconsolidated joint venture results, into our Florida operations for the three and nine months ended September 30, 2008. Additionally, we have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and nine months ended September 30, 2008 due to the settlement agreement reached with the lenders to the joint venture. During the three and nine months ended September 30, 2008, we also recognized $18.7 million and $105.4 million, respectively, of reorganization expenses related to our bankruptcy cases.
     Compared to September 30, 2007, consolidated sales value in backlog from continuing operations at September 30, 2008 decreased 67% to $364.4 million. Our sales orders cancellation rate was 40% and 49% for the three and nine months ended September 30, 2008, respectively, as compared to 46% and 34% for three and nine months ended September 30, 2007, respectively. Cancellation rates continue to be affected by worsening market conditions and our Chapter 11 cases.
     We build homes for inventory (speculative homes) and on a pre-sold basis. At September 30, 2008, we had 1,800 homes completed or under construction compared to 2,900 homes at December 31, 2007. Approximately 41% of these homes were unsold at September 30, 2008, a decrease from 45% at December 31, 2007. At September 30, 2008, we had 296 completed unsold homes in our inventory, down 44% from 532 homes at December 31, 2007. Approximately 56% of our completed, unsold homes at September 30, 2008 had been completed for more than 90 days. As previously discussed, in March 2009, we announced that our primary focus will be completing and delivering sold homes currently under construction and on selling our remaining inventory of speculative homes.
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
     During the nine months ended September 30, 2008, approximately 1% to 2% of the homebuyers, including those in our unconsolidated joint ventures, that utilized our mortgage subsidiary and mortgage joint venture obtained sub-prime loans. We define a sub-prime loan as one where the buyer’s FICO score is below 620 and is not an FHA or VA loan. At September 30, 2008, none of our backlog that utilized our mortgage joint venture included homebuyers seeking sub-prime financing. Since 2007, the mortgage markets have experienced a significant disruption, which commenced with increasing rates of default on “sub-prime” loans and declines in the market value of those loans. These events led to an unprecedented combination of reduced investor demand for mortgage loans and mortgage-backed securities, tighter credit underwriting standards, reduced mortgage loan liquidity and increased credit risk premiums, all of which affected the availability of nonconforming mortgage products. The tightening of credit standards in the sub-prime market had an impact on the Alt-A and prime loans and further negatively impacted current homebuilding market conditions.
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
     If the undiscounted cash flows are less than the carrying amount of inventory, then the impairment is measured based on estimated future cash flows, discounted at a market rate of interest. The projected cash flows for each community are significantly impacted by estimates related to market supply and demand, product type, homesite sizes, sales pace, sales prices, sales incentives, construction costs, sales and marketing expenses, the local economy, competitive conditions, labor costs, costs of materials and other factors for that particular community. Local economy and community factors that may affect our assumptions include current market economic and demographic conditions, competitors’ presence and activities in the local market, current market trends and forecasts, historical results, specific community features such as location, amenities, unique attributes and future potential alternatives for product offerings in response to market conditions. The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. At September 30, 2008, we used discount rates ranging from 12% to 22% with an average of 18%, depending on the perceived risks associated with the community’s cash flow streams relative to its inventory. Our cash flow projection models assume either a price depreciation or no price change depending on market conditions and a minimal price appreciation in most of our markets in 2010. These assumptions are based on third-party market data, corroborated with management estimates and projections. Subsequently, during the fourth quarter of 2008 and during 2009, the weakness in the housing market was exacerbated by unforeseen significant disruptions in the broader financial markets and severe constraints in the credit markets. As SFAS No. 144 requires that the assumptions used in the cash flow projection models reflect the conditions in effect as of the assessment date, our evaluation did not anticipate the dramatic effect of these events. Due to the continued deterioration in market conditions, we expect that our assumptions for the fourth quarter of 2008 will be correspondingly adjusted, which we expect will result in additional impairment charges.
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
     Inventory impairments and abandonment costs on active communities were $65.0 million and $342.2 million, respectively, for the three and nine months ended September 30, 2008 compared to $63.3 million and $112.7 million, respectively, for the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2008, we also recorded charges of $32.1 million and $231.9 million, respectively, in write-offs of deposits and abandonment costs which are included in cost of sales — inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations, related to land that we have determined is not probable that we will purchase or build on (including land to be sold as lots), compared to $441.2 million and $515.7 million, respectively, for the three and nine months ended September 30, 2007. Included in the impairment charges on active communities for the three and nine months ended September 30, 2008 is $0 million and $4.3 million, respectively, of inventory impairments recognized on properties accounted for as financing arrangements under SFAS 66 for which we do not have title to the underlying asset.
Financial Reporting Under SOP 90-7
     In accordance with GAAP, we have applied the provisions of American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), in preparing the unaudited consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain items of income, expense, gain or loss realized or incurred because we are in Chapter 11 are recorded in reorganization items, net on the accompanying unaudited consolidated statements of operations. Also, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in liabilities subject to compromise on the unaudited consolidated statement of financial condition at September 30, 2008. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”), even if they may be settled for lesser amounts. As of September 30, 2008, the pre-petition liabilities included in liabilities subject to compromise have not been reduced.
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
Results of Operations — Consolidated
   Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Total revenues decreased 50% to $251.0 million for the three months ended September 30, 2008, from $501.2 million for the three months ended September 30, 2007. This decrease is primarily attributable to a decrease in Homebuilding revenues.
     For the three months ended September 30, 2008, we reported a loss from continuing operations before reorganization items and the benefit for income taxes of $116.2 million as compared to a loss from continuing operations before income taxes of $609.8 million for the three months ended September 30, 2007. Results from continuing operations for the three months ended September 30, 2008 and 2007 include charges totaling $107.0 million and $571.3 million, respectively, related to inventory impairments, abandonment costs, joint venture impairments, goodwill impairments and the settlement of a loss contingency. During the three months ended September 30, 2008, we also recognized $18.7 million of reorganization expenses related to our bankruptcy cases.
     Our effective tax rate from continuing operations was (2.0)% for the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2008 was impacted primarily by a valuation allowance on our deferred tax asset and the reduction of unrecorded tax benefits due to a favorable ruling received from the Internal Revenue Service related to an uncertain tax position.
     For the three months ended September 30, 2008, we reported a loss from continuing operations, net of taxes, of $132.2 million (or a loss of $2.26 per basic and diluted share) compared to a loss from continuing operations, net of taxes, of $615.8 million (or a loss of $10.36 per basic and diluted share) for the three months ended September 30, 2007.
Homebuilding
     Homebuilding revenues decreased 50% to $246.9 million for the three months ended September 30, 2008, from $492.9 million for the three months September 30, 2007. This decrease is primarily due to a decrease in revenue from home sales to $246.6 million for the three months ended September 30, 2008 from $449.6 million for the three months ended September 30, 2007. The decrease in revenue from home sales, which is net of buyer incentives, was due to a 40% decrease in the number of deliveries from continuing operations to 881 for the three months ended September 30, 2008 from 1,459 for the three months ended September 30, 2007. The average price of homes delivered from continuing operations decreased 9% to $280,000 for the three months ended September 30, 2008, from $308,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, our incentives from continuing operations increased 21% to $54,800 per home delivered from $45,300 per home delivered for the three months ended September 30, 2007. Our home sales revenues have continued to decrease through 2009 as the number of home deliveries declined as a result of severe market conditions in the new and existing home industry combined with diminished consumer confidence, the oversupply of new and existing homes available for sale, increased foreclosures and downward pressure on home prices. These factors have been exacerbated by our Chapter 11 filings.

     For the three months ended September 30, 2008, we had a homebuilding gross loss of $45.8 million as compared to a gross loss of $437.4 million for the three months ended September 30, 2007. This decrease is primarily due to a decrease in inventory impairments and abandonment costs during the three months ended September 30, 2008. Inventory impairments and abandonment costs were $97.1 million for the three months ended September 30, 2008 compared to $504.5 million for the three months ended September 30, 2007.
     SG&A expenses decreased to $44.0 million for the three months ended September 30, 2008, from $86.0 million for the three months ended September 30, 2007. This decrease in expenses is due to a decrease of $16.8 million in selling and marketing expenses primarily due to a $8.1 million decrease in commissions resulting from a decrease in both deliveries and average selling prices; a decrease of $4.0 million in professional fees related to the Transeastern JV settlement in 2007; and a reduction in overhead and related expenses due to reduced levels of business during the three months ended September 30, 2008.
     SG&A expenses as a percentage of revenues from home sales for the three months ended September 30, 2008 decreased to 18% as compared to 19% for the three months ended September 30, 2007. The decrease in SG&A expenses as a percentage of home sales revenues is due to the decrease in selling and marketing expenses and an overall reduction in overhead as discussed above.
Net Sales Orders and Homes in Backlog (Consolidated)
     For the three months ended September 30, 2008, net sales orders from continuing operations decreased by 37% to 559 as compared to 892 for the three months ended September 30, 2007. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates. These factors, as well as our Chapter 11 cases, have continued to negatively impact our net sales orders through 2009.
     Our cancellation rate decreased to 40% for the three months ended September 30, 2008 from 46% for the three months ended September 30, 2007. The decrease in cancellation rates is due to the reduction in sales rates.
     We had 1,258 homes in backlog from continuing operations as of September 30, 2008, as compared to 3,485 homes in backlog as of September 30, 2007. The 64% decrease in backlog units is primarily due to a decline in sales orders as a result of decreased demand. The sales value of backlog from continuing operations decreased 67% to $364.4 million at September 30, 2008, from $1.1 billion at September 30, 2007, due to the decrease in the number of homes in backlog in addition to a decrease in the average selling price of homes in backlog to $290,000 from $320,000 from period to period. The decrease in the average selling price of homes in backlog was primarily due to increased incentives and a change in product mix. At April 30, 2009, our consolidated continuing operations had 536 homes in backlog representing $142.1 million in revenue.
Net Sales Orders and Homes in Backlog (Unconsolidated Joint Ventures)
     For the three months ended September 30, 2008, net sales orders decreased by 100% as compared to the three months ended September 30, 2007. The decrease in net sales orders was due to the results for the Transeastern joint venture, previously included in our unconsolidated joint venture results, being consolidated into our Florida operations for the three months ended September 30, 2008. Additionally, we have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three months ended September 30, 2008 due to the settlement agreement reached with the lenders to the joint venture.
     Our unconsolidated joint ventures, had no homes in backlog as of September 30, 2008, as compared to 135 homes in backlog as of September 30, 2007. The 100% decrease in backlog is due to the factors described above regarding the Engle/Sunbelt joint venture.
Discontinued Operations
     On September 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an independent third-party. In accordance with SFAS 144, results of our Dallas/Fort Worth division have been classified as a discontinued operation, and prior periods have been restated. Discontinued operations include Dallas/Fort Worth division revenues and a net loss $0.2 million and $0.6 million, respectively, for the three months ended September 30, 2008 and $1.1 million and $3.9 million, respectively, for the three months ended September 30, 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Total revenues decreased 49% to $849.6 million for the nine months ended September 30, 2008, from $1.7 billion for the nine months ended September 30, 2007. This decrease is primarily attributable to a decrease in Homebuilding revenues of 48%.
     For the nine months ended September 30, 2008, we reported a loss from continuing operations before reorganization items and the benefit for income taxes of $690.6 million as compared to a loss from continuing operations before benefit for income taxes of $835.8 million for the nine months ended September 30, 2007. Results from continuing operations for the nine months ended September 30, 2008 and 2007 include charges totaling $586.4 million and $849.8 million, respectively, related to inventory impairments, abandonment costs, joint venture impairments, goodwill impairments and the settlement of a loss contingency. During the nine months ended September 30, 2008, we also recognized $105.4 million of reorganization expenses related to our bankruptcy cases.
     Our effective tax rate from continuing operations was (0.3)% for the nine months ended September 30, 2008 compared to 4.3% for the nine months ended September 30, 2007, respectively. The effective tax rate for the nine months ended September 30, 2008 was impacted primarily by a valuation allowance on our deferred tax asset and the reduction of unrecognized tax benefits due to a favorable ruling received from the Internal Revenue Service related to an uncertain tax position.
     For the nine months ended September 30, 2008, we reported a loss from continuing operations, net of taxes, of $794.0 million (or a loss of $13.45 per basic and diluted share) compared to a loss from continuing operations, net of taxes, of $800.1 million (or a loss of $13.46 per basic and diluted share) for the nine months ended September 30, 2007.

Homebuilding
     Homebuilding revenues decreased 48% to $836.4 million for the nine months ended September 30, 2008, from $1.6 billion for the nine months September 30, 2007. This decrease is primarily due to a decrease in revenue from home sales to $814.4 million for the nine months ended September 30, 2008 from $1.5 billion for the nine months ended September 30, 2007. The decrease in revenue from home sales, which is net of buyer incentives, was due to a 38% decrease in the number of deliveries from continuing operations to 3,020 for the nine months ended September 30, 2008 from 4,833 for the nine months ended September 30, 2007. The average price of homes delivered from continuing operations decreased 15% to $270,000 for the nine months ended September 30, 2008, from $319,000 for the nine months ended September 30, 2007. Our home sales revenues have continued to decrease through 2009 as the number of home deliveries declined as a result of severe market conditions in the new and existing home industry combined with diminished consumer confidence, the oversupply of new and existing homes available for sale, increased foreclosures and downward pressure on home prices. These factors have been exacerbated by our Chapter 11 filings.
     For the nine months ended September 30, 2008, we had a homebuilding gross loss of $469.1 million as compared to $339.7 million for the nine months ended September 30, 2007. This increase is primarily due to the decrease in the number of deliveries coupled with higher incentives on homes delivered in response to challenging homebuilding market conditions partially offset by a decrease in inventory impairments and abandonment costs. For the nine months ended September 30, 2008, our incentives from continuing operations increased 46% to $59,000 per home delivered from $40,400 per home delivered for the nine months ended September 30, 2007.
     SG&A expenses decreased to $153.8 million for the nine months ended September 30, 2008, from $262.4 million for the nine months ended September 30, 2007. This decrease in expenses is due to a decrease of $52.9 million in selling and marketing expenses primarily due to a $31.9 million decrease in commissions resulting from a decrease in both deliveries and average selling prices; a decrease of $16.0 million in professional fees related to the Transeastern JV settlement in 2007; and a reduction in overhead and related expenses due to reduced levels of business during the nine months ended September 30, 2008.
     SG&A expenses as a percentage of revenues from home sales for the nine months ended September 30, 2008 increased to 19%, as compared to 17% for the nine months ended September 30, 2007. The increase in SG&A expenses as a percentage of home sales revenues is due to the decrease in deliveries and average selling prices.
     For the nine months ended September 30, 2008, we had income from unconsolidated joint ventures of $0.4 million compared to a loss from unconsolidated joint ventures of $8.8 million for the nine months ended September 30, 2007. The increase in our earnings from unconsolidated joint ventures is primarily due to the reduction of loss accruals totaling $11.6 million for certain joint venture obligations established in 2007 and reversed during the nine months ended September 30, 2008.
Net Sales Orders and Homes in Backlog (Consolidated)
     For the nine months ended September 30, 2008, net sales orders from continuing operations decreased by 55% to 1,899 as compared to 4,195 for the nine months ended September 30, 2007. The decrease in net sales orders is due to decreased demand for new homes and higher cancellation rates. These factors, as well as our Chapter 11 cases, have continued to negatively impact our net sales orders through 2009.
     Our cancellation rate increased to 49% for the nine months ended September 30, 2008 from 34% for the nine months ended September 30, 2007. The majority of our regions experienced increases in cancellation rates for the nine months ended September 30, 2008 when compared with the same period in 2007. Our Florida and Mid-Atlantic regions had the largest increases in cancellation rate to 78% and 49%, respectively, for the nine months ended September 30, 2008 as compared to 38% and 26%, respectively, for the nine months ended September 30, 2007. The increase in cancellation rate in Florida is primarily due to contracts with a third-party that marketed homes in the United Kingdom, for 511 homes representing $115.6 million of revenue, which were cancelled in June 2008.
Net Sales Orders and Homes in Backlog (Unconsolidated Joint Ventures)
     For the nine months ended September 30, 2008, net sales orders decreased by 100% as compared to the nine months ended September 30, 2007. The decrease in net sales orders was due to the results for the Transeastern joint venture, previously included in our unconsolidated joint venture results, being consolidated into our Florida operations for the nine months ended September 30, 2008. Additionally, we have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the nine months ended September 30, 2008 due to the settlement agreement reached with the lenders to the joint venture.
Discontinued Operations
     On September 6, 2007, we sold substantially all of our Dallas/Fort Worth division to an independent third-party. In accordance with SFAS 144, results of our Dallas/Fort Worth division have been classified as a discontinued operation, and prior periods have been restated. Discontinued operations include Dallas/Fort Worth division revenues and net loss of $1.2 million and $3.8 million, respectively, for the nine months ended September 30, 2008 and $44.7 million and $17.6 million, respectively, for the nine months ended September 30, 2007.

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
Homebuilding Operations
     The reportable segments for our Homebuilding operations are as follows:
     Florida: Central Florida, Jacksonville, Southeast Florida, Southwest Florida, Tampa/St. Petersburg
Mid-Atlantic: Baltimore/Southern Pennsylvania, Nashville, Northern Virginia (on September 25, 2007, we sold in bulk, home sites in our Mid-Atlantic (excluding Nashville) and Virginia divisions)
     Texas: Austin, Houston, San Antonio (on September 6, 2007, we sold substantially all of our Dallas/Fort Worth division)
     West: Colorado, Las Vegas, Phoenix
Selected Homebuilding Operations and Financial Data
     The following tables set forth selected operational and financial data for our Homebuilding operations for the periods indicated (dollars in millions, except average price in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Homebuilding revenues:
Florida(2) :
Sales of homes	$79.3	$188.3	$306.7	$637.4
Sales of land	—	7.3	3.1	33.7

Total Florida	79.3	195.6	309.8	671.1
Mid-Atlantic:
Sales of homes	17.7	49.9	46.1	164.5
Sales of land	—	31.5	2.2	31.6

Total Mid-Atlantic	17.7	81.4	48.3	196.1
Texas(1) :
Sales of homes	101.5	147.8	306.7	461.7
Sales of land	—	1.2	7.1	7.3

Total Texas	101.5	149.0	313.8	469.0
West:
Sales of homes	48.1	63.6	154.9	278.7
Sales of land	0.3	3.3	9.6	4.4

Total West	48.4	66.9	164.5	283.1

Total homebuilding revenues	$246.9	$492.9	$836.4	$1,619.3

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three and nine months ended September 30, 2008 have been included in our consolidated results. Results of operations for the three and nine months ended September 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Results of Operations:
Homebuilding:
Florida(2)	$(53.9)	$(299.4)	$(301.4)	$(290.3)
Mid-Atlantic	(7.9)	(52.0)	(36.2)	(97.7)
Texas(1)	(11.6)	14.6	(28.9)	43.3
West	(17.1)	(199.4)	(235.5)	(276.2)

Total Homebuilding	(90.5)	(536.2)	(602.0)	(620.9)
Financial Services	(0.5)	0.2	(4.8)	5.2
Corporate and unallocated	(25.2)	(73.8)	(83.8)	(220.1)

Loss from continuing operations before reorganization items and taxes	$(116.2)	$(609.8)	$(690.6)	$(835.8)

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three and nine months ended September 30, 2008 have been included in our consolidated results. Results of operations for the three and nine months ended September 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Impairment charges on active communities:
Florida	$58.1	$15.7	$264.0	$44.4
Mid-Atlantic	2.1	4.4	14.6	11.0
Texas	1.7	—	4.8	0.6
West	3.1	43.2	58.8	56.7

	65.0	63.3	342.2	112.7
Write-offs of deposits and abandonment costs:
Florida	10.0	274.5	46.4	287.3
Mid-Atlantic	4.6	33.9	14.0	47.8
Texas	13.5	—	20.3	0.3
West	4.0	132.8	151.2	180.3

	32.1	441.2	231.9	515.7

Inventory impairments and abandonment costs	$97.1	$504.5	$574.1	$628.4

Remaining carrying value of inventory impaired at end of period	$502.2	$728.0	$502.2	$728.0

Number of projects impaired during the period	98	131	257	171

Total number of projects included in inventory and reviewed for impairment during the period	361	481	361	481

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
	Homes	$	Homes	$	Homes	$	Homes	$
Deliveries:

Consolidated:
Florida(2)	270	$79.3	551	$188.3	1,132	$306.7	1,780	$637.4
Mid-Atlantic	61	17.7	138	49.9	147	46.1	458	164.5
Texas(1)	369	101.5	563	147.8	1,170	306.7	1,784	461.7
West	181	48.1	207	63.6	571	154.9	811	278.7

Continuing operations	881	246.6	1,459	449.6	3,020	814.4	4,833	1,542.3
Discontinued operations(1)	1	0.2	7	1.1	8	1.2	189	44.7

Consolidated total	882	246.8	1,466	450.7	3,028	815.6	5,022	1,587.0
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	—	—	—	—	40	11.3
Transeastern(2)	—	—	132	28.5	—	—	739	174.8
Mid-Atlantic	—	—	6	1.1	—	—	16	4.0
West(3)	—	—	136	36.5	—	—	774	230.9

Total unconsolidated joint ventures	—	—	274	66.1	—	—	1,569	421.0

Combined total	882	$246.8	1,740	$516.8	3,028	$815.6	6,591	$2,008.0

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three and nine months ended September 30, 2008 have been included in our consolidated results. Results of operations for the three and nine months ended September 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

(3)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and nine months ended September 30, 2008 due to the settlement agreement reached in 2008. See Note 5 of the notes to the unaudited consolidated financial statements.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
	Homes	$	Homes	$	Homes	$	Homes	$
Net Sales Orders(1):

Consolidated:
Florida(3)(4)	172	$32.8	226	$43.6	295	$19.5	1,263	$398.9
Mid-Atlantic	2	(2.3)	57	17.4	139	42.0	485	170.0
Texas(2)	226	61.8	376	99.1	1,019	267.0	1,658	417.3
West	159	39.4	233	59.5	446	114.0	789	219.4

Continuing operations	559	131.7	892	219.6	1,899	442.5	4,195	1,205.6
Discontinued operations(2)	—	—	—	(0.5)	9	1.0	70	18.9

Consolidated total	559	131.7	892	219.1	1,908	443.5	4,265	1,224.5
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	—	—	—	—	12	1.7
Transeastern(3)	—	—	54	9.2	—	—	248	27.1
Mid-Atlantic	—	—	6	1.0	—	—	19	3.8
West(5)	—	—	93	21.5	—	—	480	116.8

Total unconsolidated joint ventures	—	—	153	31.7	—	—	759	149.4

Combined total	559	$131.7	1,045	$250.8	1,908	$443.5	5,024	$1,373.9

(1)	Net of cancellations.

(2)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(3)	The results of operations for Transeastern for the three and nine months ended September 30, 2008 have been included in our consolidated results. Results of operations for the three and nine months ended September 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

(4)	In June 2008, we cancelled 511 contracts, representing $115.6 million of revenue, with a third-party that marketed homes to customers in the United Kingdom. Of the 511 contracts, 398 contracts were entered into in 2005 and 113 contracts were entered into in June 2007. Accordingly, included in net sales orders for the three and nine months ended September 30, 2008 are 511 cancellations related to these contracts.

(5)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and nine months ended September 30, 2008 due to the settlement agreement reached in 2008. See Note 5 of the notes to the unaudited consolidated financial statements.

	September 30, 2008			September 30, 2007
			Average			Average
	Homes	$	Price	Homes	$	Price
Sales Backlog:

Consolidated:
Florida(3)	493	$148.5	$301	1,935	$664.4	$343
Mid-Atlantic	72	24.0	$334	239	87.1	$365
Texas(1)	398	115.1	$289	848	229.2	$270
West	295	76.8	$260	463	135.3	$292

Continuing operations	1,258	364.4	$290	3,485	1,116.0	$320
Discontinued operations(1)	4	0.6	$148	14	4.3	$305

Consolidated total	1,262	365.0	$289	3,499	1,120.3	$320
Unconsolidated joint ventures:
West(2)	—	—	—	135	37.0	$274

Total unconsolidated joint ventures	—	—	—	135	37.0	$274

Combined total	1,262	$365.0	$289	3,634	$1,157.3	$318

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and nine months ended September 30, 2008 due to the settlement agreement reached in 2008. See Note 5 of the notes to the unaudited consolidated financial statements.

(3)	In June 2008, we cancelled 511 contracts, representing $115.6 million of revenue, with a third-party that marketed homes to customers in the United Kingdom. Of the 511 contracts, 398 contracts were entered into in 2005 and 113 contracts were entered into in June 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cancellation rates:
Consolidated:
Florida(2)	38%	56%	78%	38%
Mid-Atlantic	97%	59%	49%	26%
Texas(1)	35%	43%	27%	33%
West	36%	35%	40%	36%

Continuing Operations	40%	46%	49%	34%

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	In June 2008, we cancelled 511 contracts, representing $115.6 million of revenue, with a third-party that marketed homes to customers in the United Kingdom. Of the 511 contracts, 398 contracts were entered into in 2005 and 113 contracts were entered into in June 2007. Accordingly, included in cancellation rates for the three and nine months ended September 30, 2008 are 511 cancellations related to these contracts.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
		Sales		Sales		Sales		Sales
	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders	Deliveries	Orders
Average Price:

Consolidated:
Florida(2)(4)	$294	$190	$342	$193	$271	$66	$358	$316
Mid-Atlantic(5)	$290	$(1,132)	$362	$305	$313	$302	$359	$351
Texas(1)	$275	$273	$262	$264	$262	$262	$259	$252
West	$266	$248	$308	$255	$271	$256	$344	$278
Continuing operations	$280	$236	$308	$246	$270	$233	$319	$287
Discontinued operations(1)	$160	—	$158	—	$146	$112	$237	$270
Consolidated total	$280	$236	$307	$246	$269	$232	$316	$287
Unconsolidated joint ventures:
Florida (excluding Transeastern)	—	—	—	—	—	—	$282	$142
Transeastern(2)	—	—	$216	$171	—	—	$237	$109
Mid-Atlantic	—	—	$193	$172	—	—	$249	$202
West(3)	—	—	$268	$231	—	—	$298	$243
Total unconsolidated joint ventures	—	—	$241	$207	—	—	$268	$197
Combined total	$280	$236	$297	$240	$269	$232	$305	$273

(1)	The Texas region excludes the Dallas division, which is classified as a discontinued operation.

(2)	The results of operations for Transeastern for the three and nine months ended September 30, 2008 have been included in our consolidated results. Results of operations for the three and nine months ended September 30, 2007 are included in the results for the unconsolidated joint ventures. See Note 4 of the notes to the unaudited consolidated financial statements.

(3)	We have excluded the results of the Engle/Sunbelt joint venture from our unconsolidated joint venture results for the three and nine months ended September 30, 2008 due to the settlement agreement reached in 2008. See Note 5 of the notes to the unaudited consolidated financial statements.

(4)	In June 2008, we cancelled 511 contracts, representing $115.6 million of revenue, with a third-party that marketed homes to customers in the United Kingdom. Of the 511 contracts, 398 contracts were entered into in 2005 and 113 contracts were entered into in June 2007. Accordingly, included in net sales orders for the three and nine months ended September 30, 2008 are 511 cancellations related to these contracts.

(5)	During the three months ended September 30, 2008, our Mid-Atlantic region experienced a 97% cancellation rate with only two net sales.
Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007
          Florida: Homebuilding revenues decreased 59% to $79.3 million for the three months ended September 30, 2008 from $195.6 million for the three months ended September 30, 2007. The decrease in Homebuilding revenues was due to a 58% decrease in revenues from home sales to $79.3 million for the three months ended September 30, 2008 from $188.3 million for the three months ended September 30, 2007 and a decrease in revenue from land sales of $7.3 million compared to the three months ended September 30, 2007. The decrease in home sales revenues during the three months ended September 30, 2008 is the result of a 51% decrease in the number of home deliveries to 270 for the three months ended September 30, 2008 from 551 homes delivered for the three months ended September 30, 2007, and a 14% decrease in the average selling price of homes to $294,000 for the three months ended September 30, 2008 from $342,000 for the three months ended September 30, 2007.
     During the three months ended September 30, 2008, we recognized $58.1 million in impairment charges compared to $15.7 million for the three months ended September 30, 2007. Gross margin on home sales, excluding impairments, was 29% for the three months ended September 30, 2008, compared to 19% for the three months ended September 30, 2007. This increase in gross margin was primarily due to the recovery of previously recorded impairments on homes delivered partially offset by an increase in sales incentives offered to home buyers coupled with a decline in the base price of the homes delivered. The average sales incentive per home delivered increased 26% to $93,600 per home for the three months ended September 30, 2008, from $74,500 for the three months ended September 30, 2007.
     For the three months ended September 30, 2008 and 2007, we incurred losses of $10.0 million and $275.1 million from land sales, respectively, which included land impairments and abandonment costs of $10.0 million and $274.5 million, respectively.
     Mid-Atlantic: Homebuilding revenues decreased 78% to $17.7 million for the three months ended September 30, 2008 from $81.4 million for the three months ended September 30, 2007. The decrease in Homebuilding revenues was due to a 65% decrease in revenues from home sales to $17.7 million for the three months ended September 30, 2008 from $49.9 million for the three months ended September 30, 2007 and a decrease in revenue from land sales of $31.5 million compared to the three months ended September 30, 2007. Home sales revenues decreased as a result of a 56% decrease in the number of home deliveries to 61 for the three months ended September 30, 2008 from 138 homes delivered for the three months ended September 30, 2007, and a 20% decrease in the average selling price of homes to $290,000 for the three months ended September 30, 2008 from $362,000 for the three months ended September 30, 2007.

     During the three months ended September 30, 2008, we recognized $2.1 million in impairment charges compared to $4.4 million for the three months ended September 30, 2007. Gross margin on home sales, excluding impairments, increased to 12% for the three months ended September 30, 2008 compared to 11% for the three months ended September 30, 2007. This slight increase in gross margin was primarily due to a decrease in cost of sales and the recovery of previously recorded impairments on homes delivered, partially offset by an increase in sales incentives offered to home buyers coupled with a decline in the base price of the homes delivered. Average sales incentive per home delivered increased 5% to $29,400 per home for the three months ended September 30, 2008, from $27,800 for the three months ended September 30, 2007.
     For the three months ended September 30, 2008 and 2007, we incurred losses of $4.6 million and $46.9 million from land sales, respectively, which included land impairments and abandonment costs of $4.6 million and $33.9 million, respectively.
     Texas: Homebuilding revenues decreased 32% to $101.5 million for the three months ended September 30, 2008 from $149.0 million for the three months ended September 30, 2007. The decrease in Homebuilding revenues was primarily due to a 31% decrease in revenues from home sales to $101.5 million for the three months ended September 30, 2008 from $147.8 million for the three months ended September 30, 2007. The decrease in revenue from home sales was primarily due to a 34% decrease in the number of home deliveries to 369 for the three months ended September 30, 2008 from 563 homes delivered for the three months ended September 30, 2007. The average selling price of homes increased 5% to $275,000 for the three months ended September 30, 2008 from $262,000 for the three months ended September 30, 2007. Our Texas region has been less affected by the challenging market conditions experienced in other regions. We believe that this is the result of the overall moderate growth rates and price appreciation experienced in Texas in prior periods and the relative health of the Texas economy as compared to other markets in which we sell.
     During the three months ended September 30, 2008, we recognized $1.7 million in impairment charges and no impairment charges during the three months ended September 30, 2007. Gross margin on home sales, excluding impairments, was unchanged at 23% for the three months ended September 30, 2008 and 2007.
     For the three months ended September 30, 2008 and 2007, we incurred (losses)/gains of $(13.5) million and $0.3 million from land sales, respectively, which included land impairments and abandonment costs of $13.5 million for the three months ended September 30, 2008.
     West: Homebuilding revenues decreased 28% to $48.4 million for the three months ended September 30, 2008 from $66.9 million for the three months ended September 30, 2007. The decrease in Homebuilding revenues was due to a 25% decrease in revenues from home sales to $48.1 million for the three months ended September 30, 2008 from $63.6 million for the three months ended September 30, 2007, and a decrease in revenue from land sales to $0.3 million for the three months ended September 30, 2008 from $3.3 million for the three months ended September 30, 2007. The decrease in revenue from home sales was due to a 13% decrease in the number of home deliveries to 181 for the three months ended September 30, 2008 from 207 homes delivered for the three months ended September 30, 2007, and a 14% decrease in the average selling price of homes to $266,000 for the three months ended September 30, 2008 from $308,000 for the three months ended September 30, 2007.
     During the three months ended September 30, 2008, we recognized $3.1 million in impairment charges compared to $43.2 million for the three months ended September 30, 2007. Gross margin on home sales, excluding impairments, was 8% for the three months ended September 30, 2008, compared to 9% for the three months ended September 30, 2007. This decrease in gross margin was primarily due to the decrease in average selling prices discussed above and an increase in sales incentives, partially offset by the recovery of previously recorded impairments on homes delivered. The average sales incentive per home delivered increased 6% to $55,600 for the three months ended September 30, 2008 from $52,400 for the three months ended September 30, 2007.
     For the three months ended September 30, 2008 and 2007, we incurred losses of $5.2 million and $132.0 million from land sales, respectively, which included land impairments and abandonment costs of $4.0 million and $132.8 million, respectively.
Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
          Florida: Homebuilding revenues decreased 54% to $309.8 million for the nine months ended September 30, 2008 from $671.1 million for the nine months ended September 30, 2007. The decrease in Homebuilding revenues was due to a 52% decrease in revenues from home sales to $306.7 million for the nine months ended September 30, 2008 from $637.4 million for the nine months ended September 30, 2007 and a decrease in revenue from land sales to $3.1 million for the nine months ended September 30, 2008 from $33.7 million for the nine months ended September 30, 2007. The decrease in home sales during the nine months ended September 30, 2008 was the result of a 36% decrease in the number of home deliveries to 1,132 for the nine months ended September 30, 2008 from 1,780 homes delivered for the nine months ended September 30, 2007, and a 24% decrease in the average selling price of homes to $271,000 for the nine months ended September 30, 2008 from $358,000 for the nine months ended September 30, 2007.
     During the nine months ended September 30, 2008, we recognized $264.0 million in impairment charges compared to $44.4 million for the nine months ended September 30, 2007. Gross margin on home sales, excluding impairments, was 11% for the nine months ended September 30, 2008, compared to 21% for the nine months ended September 30, 2007. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers coupled with a decline in the base price of the homes delivered, partially offset by the recovery of previously recorded impairments on homes delivered. The average sales incentive per home delivered increased 64% to $97,800 per home for the nine months ended September 30, 2008, from $59,600 for the nine months ended September 30, 2007.
     For the nine months ended September 30, 2008 and 2007, we incurred a loss of $44.9 million and $284.5 million from land sales, respectively, which included land impairments and abandonment costs of $46.4 million and $287.3 million, respectively.

     Mid-Atlantic: Homebuilding revenues decreased 75% to $48.3 million for the nine months ended September 30, 2008 from $196.1 million for the nine months ended September 30, 2007. The decrease in Homebuilding revenues was due to a 72% decrease in revenues from home sales to $46.1 million for the nine months ended September 30, 2008 from $164.5 million for the nine months ended September 30, 2007 and a decrease in revenue from land sales to $2.2 million for the nine months ended September 30, 2008 from $31.6 million for the nine months ended September 30, 2007. The decrease in home sales was due to a a 68% decrease in the number of home deliveries to 147 homes delivered for the nine months ended September 30, 2008 from 458 homes delivered for the nine months ended September 30, 2007, and a 13% decrease in the average selling price of homes to $313,000 for the nine months ended September 30, 2008 from $359,000 for the nine months ended September 30, 2007.
     During the nine months ended September 30, 2008, we recognized $14.6 million in impairment charges compared to $11.0 million for the nine months ended September 30, 2007. Gross margin on home sales, excluding impairments, was 10% for the nine months ended September 30, 2008, compared to 14% for the nine months ended September 30, 2007. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers coupled with a decline in the base price of the homes delivered, partially offset by the recovery of previously recorded impairments on homes delivered. The average sales incentive per home delivered increased 11% to $30,400 per home for the nine months ended September 30, 2008, from $27,300 for the nine months ended September 30, 2007.
     For the nine months ended September 30, 2008 and 2007, we incurred a loss of $13.9 million and $61.0 million, respectively, from land sales, which included land impairments and abandonment costs of $14.0 million and $47.8 million, respectively.
     Texas: Homebuilding revenues decreased 33% to $313.8 million for the nine months ended September 30, 2008 from $469.0 million for the nine months ended September 30, 2007. The decrease in Homebuilding revenues was primarily due to a decrease in revenues from home sales to $306.7 million for the nine months ended September 30, 2008 from $461.7 million for the nine months ended September 30, 2007. The decrease in revenue from home sales was primarily due to a 34% decrease in the number of home deliveries to 1,170 for the nine months ended September 30, 2008 from 1,784 homes delivered for the nine months ended September 30, 2007. The average selling price of homes remained relatively unchanged at $262,000 for the nine months ended September 30, 2008 from $259,000 for the nine months ended September 30, 2007. Our Texas region has been less affected by the challenging market conditions experienced in other regions. We believe that this is the result of the overall moderate growth rates and price appreciation experienced in Texas in prior periods and the relative health of the Texas economy as compared to other markets in which we sell.
     During the nine months ended September 30, 2008, we recognized $4.8 million in impairment charges compared to $0.6 million for the nine months ended September 30, 2007. Gross margin on home sales, excluding impairments, was 18% for the nine months ended September 30, 2008, compared to 22% for the nine months ended September 30, 2007. This decrease in gross margin was primarily due to an increase in sales incentives offered to home buyers. The average sales incentive per home delivered increased 62% to $27,800 per home for the nine months ended September 30, 2008, from $17,100 for the nine months ended September 30, 2007.
     For the nine months ended September 30, 2008 and 2007, we incurred a (loss)/gain of $(20.2) million and $0.7 million, respectively, from land sales, which included land impairments and abandonment costs of $20.3 million and $0.3 million, respectively.
     West: Homebuilding revenues decreased 42% to $164.5 million for the nine months ended September 30, 2008 from $283.1 million for the nine months ended September 30, 2007. The decrease in Homebuilding revenues was due to a 44% decrease in revenues from home sales to $154.9 million for the nine months ended September 30, 2008 from $278.7 million for the nine months ended September 30, 2007, partially offset by an increase in revenue from land sales to $9.6 million for the nine months ended September 30, 2008 from $4.4 million for the nine months ended September 30, 2007. The decrease in revenue from home sales was due to a 30% decrease in the number of home deliveries to 571 for the nine months ended September 30, 2008 from 811 homes delivered for the nine months ended September 30, 2007, and a 21% decrease in the average selling price of homes to $271,000 for the nine months ended September 30, 2008 from $344,000 for the nine months ended September 30, 2007.
     During the nine months ended September 30, 2008, we recognized $58.8 million in impairment charges compared to $56.7 million for the nine months ended September 30, 2007. Gross margin on home sales, excluding impairments, was 4% for the nine months ended September 30, 2008, compared to 12% for the nine months ended September 30, 2007. This decrease in gross margin was primarily due to the decrease in average selling prices discussed above, partially offset by the recovery of previously recorded impairments on homes delivered. The average sales incentive per home delivered decreased slightly to $56,800 for the nine months ended September 30, 2008 compared to $57,100 for the nine months ended September 30, 2007 as incentives were factored into a reduction in the base price of the home.
     For the nine months ended September 30, 2008, we incurred a loss of $149.3 million from land sales primarily due to land improvements and the write-offs of deposits and abandonment costs totaling $151.2 million, as compared to a loss on land sales of $174.6 million during the nine months ended September 30, 2007, which included $180.3 million of land impairments and abandonment costs. Land impairment and abandonment charges during the nine months ended September 30, 2008 include an $85.0 million impairment on a parcel of land as discussed in Note 3 to the unaudited consolidated financial statements.
Seasonality
     The homebuilding industry tends to be seasonal, as generally there are more homes sold in the spring and summer months when the weather is milder. Because new home deliveries trail new home contracts by a number of months, we typically have the greatest percentage of home deliveries in the fall and winter, and slow sales in the spring and summer months could negatively affect our full year results. We operate primarily in the Southwest and Southeast, where weather conditions are more suitable to a year-round construction process than in other parts of the country. Our operations in Florida and Texas are at risk of repeated and potentially prolonged disruptions during the Atlantic hurricane season, which lasts from September 1 until November 30.

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
     At September 30, 2008, our homebuilding operations had unrestricted cash and cash equivalents of $277.5 million as compared to $67.2 million at December 31, 2007.
     We are operating our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result, we are subject to the risks and uncertainties associated with our Chapter 11 cases which include, among other things:
•	the availability of and our ability to operate subject to the terms of the cash collateral order and related budget;

•	limitations on our ability to implement and execute our business plans and strategy;

•	our ability to obtain and maintain normal terms with existing and potential homebuyers, vendors and service providers and maintain contracts and leases that are critical to our operations;

•	our ability to obtain needed approval from the Bankruptcy Court for transactions outside of the ordinary course of business, which may limit our ability to respond on a timely basis to certain events or take advantage of certain opportunities;

•	limitations on our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases that we may seek from time to time or potentially adverse decisions by the Bankruptcy Court with respect to such motions, including as a result of the actions of our creditors and other third parties, who may oppose our requested relief or who may seek to require us to take actions that we oppose;

•	limitations on our ability to reject contracts or leases that are burdensome or uneconomical;

•	limitations on our ability to raise capital, including through sales of assets; and

•	our ability to motivate and retain key and essential personnel is impacted by the Bankruptcy Code which limits our ability to implement a retention program or take other measures intended to motivate employees to remain with us.
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
     As a result of severe market conditions and our liquidity constraints, during the nine months ended September 30, 2008, we abandoned our rights under certain option agreements which resulted in an approximately 8,800 unit decline in our optioned homesites. Abandonment decisions were made following in depth community by community analyses of all option contracts based on projected returns, amount and timing of incremental cash flow, and owned homesites. As a result of abandoning our rights under option contracts, as of September 30, 2008, we accrued $3.5 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts. From October 1, 2008 through April 30, 2009, an additional $0.8 million of letters of credit have been drawn related to the abandonment of option contracts which have increased our borrowings outstanding under our Revolving Loan Facility. In certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. We recorded net recoveries of $0.6 million for the three months ended September 30, 2008 and net losses of $3.4 million for the nine months ended September 30, 2008 for our estimated obligations under these development agreements, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statement of operations. Through the first quarter of 2009, we have continued to reduce inventory in an attempt to further align our inventory levels to housing demand in those markets we serve, reduce our cost of sales relating to construction and labor costs for the homes we build and reduce our selling, general and administrative costs to levels consistent with fewer home deliveries to operate within our liquidity constraints. These or future actions may not be sufficient to allow us to continue our operations.

     Our unaudited consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have $1.8 billion in borrowings and have experienced significant operating losses. For the nine months ended September 30, 2008, we incurred a loss from continuing operations, net of taxes, of $794.0 million and had stockholders’ deficit of $1.3 billion. There is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and emerge successfully from our Chapter 11 cases will depend upon our development and consummation of a plan of reorganization. The accompanying unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets.
     For the nine months ended September 30, 2008, cash provided by/(used in) operating activities was $292.8 million, as compared to $(88.6) million during the nine months ended September 30, 2007. The improvement in the use of cash by our operating activities is primarily a result of a decrease in our inventory and other assets. The decrease in other assets is primarily due to a $207.3 million refund of previously paid income taxes. In addition to this refund, during the nine months ended September 2008, we have received refunds of overpayments of federal estimated tax payments totaling $12.0 million.
     Cash used in investing activities was $0.8 million during the nine months ended September 30, 2008, as compared to $33.9 million during the nine months ended September 30, 2007. The decrease in cash used in investing activities is primarily due to the reduction in the investments in our unconsolidated joint ventures during the nine months ended September 30, 2008 of $1.6 million compared to $29.2 million for the nine months ended September 30, 2007.
Financing Activities
     Our consolidated borrowings at September 30, 2008 were $1.8 billion (see Note 9 to the unaudited consolidated financial statements).
     The filing of the Chapter 11 cases triggered repayment obligations under a number of instruments and agreements relating to our direct and indirect financial obligations. As a result, all our borrowings became automatically and immediately due and payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 cases.
     On February 5, 2008, pursuant to an interim order from the Bankruptcy Court dated January 31, 2008, we entered into a Senior Secured Super-Priority Debtor in Possession Credit and Security Agreement. The agreement provided for a first priority and priming secured revolving credit interim commitment of up to $134.6 million. The agreement was subsequently amended to extend it to September 19, 2008. No funds were drawn under the agreement.
     The agreement was subsequently terminated and we entered into an agreement with our prepetition secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). We are authorized by the Bankruptcy Court to use cash collateral of our first lien and second lien lenders in a manner consistent with a budget negotiated by the parties. The order further provided for the pay-down of $175.0 million to our first lien term secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. We also have the right to pay-down an additional $15.0 million to our first lien secured lenders. As of May 1, 2009, we had paid-down $148.4 million to the first lien secured lenders. We may incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. We have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     Our right to the use of cash collateral has been extended until July 31, 2009 on terms substantially similar to those in the original cash collateral order. If we fail to comply with the order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
Revolving Loan Facility and First and Second Lien Term Loan Facilities
     To effect the TE Acquisition, on July 31, 2007, we entered into (1) the $200.0 million aggregate principal amount first lien term loan facility (the “First Lien Term Loan Facility”) and (2) the $300.0 million aggregate principal amount second lien term loan facility (the “Second Lien Term Loan Facility”), (First and Second Lien Term Loan Facilities taken together, the “Facilities”). At September 30, 2008 and December 31, 2007, we had $223.1 million and $168.5 million, respectively, outstanding under our revolving loan facility (the “Revolving Loan Facility”). There is no additional capacity available under the Revolving Loan Facility other than for letters of credit presented to the bank. The Revolving Loan Facility expires on March 9, 2010. The First Lien Term Loan Facility expires on July 31, 2012 and the Second Lien Term Loan Facility expires on July 31, 2013. At September 30, 2008, the Revolving Loan Facility and the Facilities are classified as liabilities subject to compromise (see Note 2 to the unaudited consolidated financial statements).
     The interest rates on the Facilities and the Revolving Loan Facility are based on LIBOR plus a margin or an alternate base rate plus a margin, at our option. For the Revolving Loan Facility, the LIBOR rates are increased by between 2.50% and 5.25% depending on our leverage ratio (as defined in the Agreement) and credit ratings. Loans bearing interest at the base rate (the rate announced by Citibank as its base rate or 0.50% above the Federal Funds Rate) increase between 1.00% and 4.25% in accordance with the same criteria. Based on our current leverage ratio and credit ratings, our LIBOR loans bear interest at LIBOR plus 5.25% and our base rate loans bear interest at the Federal Funds Rate plus 4.25%. For the First Lien Term Loan Facility, the interest rate is LIBOR plus 5.00% or base rate plus 4.00%. For the Second Lien Term Loan Facility, the interest rate is LIBOR plus 7.25% or base rate plus 6.25%. The Second Lien Term Loan Facility allows us to pay interest, at our option, (i) in cash, (ii) entirely by increasing the principal amount of the Second Lien Term Loan Facility, or (iii) a combination thereof. The Facilities and the Revolving Loan Facility are guaranteed by substantially all of our domestic subsidiaries. The obligations are secured by substantially all of our assets, including those of our subsidiaries other than our mortgage and title subsidiaries.

Senior Notes and Senior Subordinated Notes
     In connection with the issuance of the $250.0 million 8 1 / 4% senior notes, we filed within 90 days of the issuance a registration statement with the SEC covering a registered offer to exchange the notes for exchange notes of ours having terms substantially identical in all material respects to the notes. The registration statement was not declared effective within the required 180 days of issuance and was withdrawn in 2008. As a result, on October 9, 2006, in accordance with their terms, the notes became subject to special interest which accrues at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such default, and increases by 0.25% per annum at the end of each 90-day period, up to a maximum of 1.0% per annum. In accordance with SOP 90-7, as of January 29, 2008, the petition date, we ceased accruing special interest and reversed $2.3 million of the interest expense that had been previously accrued as these are unsecured claims and not entitled to interest upon filing petitions for relief under Chapter 11.
     Our outstanding senior notes are guaranteed, on a joint and several basis, by the Guarantor Subsidiaries, which are all of our material domestic subsidiaries, other than our mortgage and title subsidiaries (the Non-Guarantor Subsidiaries). Our outstanding senior subordinated notes are guaranteed on a senior subordinated basis by all of the Guarantor Subsidiaries. The senior notes rank pari passu in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to our senior subordinated notes and any future subordinated debt. The senior subordinated notes rank pari passu in right of payment with all of our existing and future unsecured senior subordinated debt. The indentures governing the senior notes and senior subordinated notes generally require us to maintain a minimum consolidated net worth and place certain restrictions on our ability, among other things, to incur additional debt, pay or declare dividends or other restricted payments, sell assets, enter into transactions with affiliates, invest in joint ventures above specified amounts and merge or consolidate with other entities. Interest on our outstanding senior notes and senior subordinated notes is payable semi-annually. In accordance with SOP 90-7, as of January 29, 2008, the petition date, we ceased accruing interest on the senior notes and the senior subordinated notes as these are unsecured claims and are not entitled to interest upon filing petitions for relief under Chapter 11. At September 30, 2008, the senior notes and senior subordinated notes are classified as liabilities subject to compromise (see Note 2 to the unaudited consolidated financial statements).
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
     The PIK Notes provide for registration rights for the holders whereby the interest rate increases by 0.25% per annum for the first 90 days of a registration default, as defined, which amount increases by an additional 0.25% every 90 days a registration default is continuing, not to exceed 1.0% in the aggregate, from and including the date of the registration default to and excluding the date on which the registration default is cured. Registration default payments may be paid, at our option, in cash, additional PIK Notes, or a combination thereof. For the three months ended September 30, 2008, we have not incurred additional interest expense as a result of such default.
     At September 30, 2008, the PIK Notes are classified as liabilities subject to compromise (see Note 2 to the unaudited consolidated financial statements).
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
     Until December 4, 2008, the subsidiary had two warehouse lines of credit in place to fund the origination of residential mortgage loans. The revolving warehouse line of credit (the “Warehouse Line of Credit”), which was entered into on December 5, 2007, provided for revolving loans of up to $25.0 million. The Warehouse Line of Credit replaced the $100.0 million revolving warehouse line of credit that expired on December 8, 2007. From January 25, 2008 through December 4, 2008, the availability under the Warehouse Line of Credit was reduced to $15.0 million. The $150.0 million mortgage loan purchase facility (“Purchase Facility”) was amended to decrease the size of the facility to $75.0 million. From January 25, 2008 through December 4, 2008, the availability under the Purchase Facility was reduced to $40.0 million. However, we had agreed with the lender not to utilize these facilities. The Warehouse Line of Credit bore interest at the 30-day LIBOR rate plus a margin of 2.0%, was secured by funded mortgages, which were pledged as collateral, and required our mortgage subsidiary to maintain certain financial ratios and minimums. The Warehouse Line of Credit also placed certain restrictions on, among other things, our mortgage subsidiary’s ability to incur additional debt, create liens, pay or make dividends or other distributions, make equity investments, enter into transactions with affiliates, and merge or consolidate with other entities. Our mortgage subsidiary was in compliance with all covenants and restrictions at September 30, 2008. At September 30, 2008, our mortgage subsidiary had no outstanding borrowings.
   Liquidity Needs
     We continue to have substantial liquidity needs in the operation of our business and face liquidity challenges. Our business depends upon our ability to obtain financing for the development of our residential communities and to provide bonds to ensure the completion of our projects. We expect to have sufficient resources and borrowing capacity to meet all of our commitments throughout the projected term of our Chapter 11 cases as a result of an agreement we entered in September 2008 with our secured lenders to use cash collateral on hand (cash generated by our operations, including the sale of excess inventory and the proceeds of our federal tax refund of $207.3 million received in April 2008). Pursuant to a Bankruptcy Court order dated September 20, 2008, we are authorized by the Bankruptcy Court to use cash collateral of our first lien and second lien lenders (approximately $358.0 million at the time of the order) in a manner consistent with a budget negotiated by the parties. The order further provided for the pay-down of $175.0 million of the $358.0 million to our first lien term secured lenders, subject to disgorgement provisions in the event that certain claims against the lenders are successful and repayment is required. The order also reserves our sole right to pay-down an additional $15.0 million to our first lien secured lenders. As of May 1, 2009, we had paid-down $148.4 million to the first lien secured lenders. We are permitted under the order to incur liens and enter into sale/leaseback transactions for model homes subject to certain limitations. As part of the order, we have granted the pre-petition agents and the lenders various forms of protection, including liens and claims to protect against any diminution of the collateral value, payment of accrued, but unpaid interest on the first priority indebtedness at the non-default rate and the payment of reasonable fees and expenses of the agents under our secured facilities.
     Our right to the use of cash collateral has been extended until July 31, 2009 on terms substantially similar to those in the original cash collateral order. If we fail to comply with the order, we will not have sufficient cash to enable us to operate our business and effectuate our restructuring.
     The Bankruptcy Court established May 19, 2008 as the bar date for filing proofs of claim against the Debtors relating to obligations arising before January 29, 2008. As of April 28, 2009, approximately 4,400 claims have been filed against us totaling approximately $7.3 billion in asserted liabilities. These claims are comprised of approximately $5.0 million in administrative claims, $219.0 million in secured claims, $75.0 million in priority claims and $7.0 billion in unsecured claims. There are many claims (at least 700) that have been asserted in “unliquidated” amounts or that contain an unliquidated component. Notably, among the unliquidated claims are the claims of our secured first and second lien lenders. In addition, the indenture trustees under our approximately $1.1 billion of unsecured debentures each filed an unliquidated claim with respect to such obligations.
     On April 17, 2009, we filed with the Bankruptcy Court our First Amended Joint Plan of TOUSA, Inc. and its Affiliated Debtors and Debtors in Possession under Chapter 11 of the Bankruptcy Code (as modified or revised, the “Plan”) and Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code relating to the Plan (as modified or revised, the “Disclosure Statement”). Copies of the Plan and Disclosure Statement, as filed with the Bankruptcy Court, are available at http://www.tousa.com/reorg. Currently, no hearing has been scheduled for the Plan or Disclosure Statement. We have the exclusive right to file a plan until July 29, 2009 and the exclusive right to solicit acceptance thereof until September 27, 2009. Pursuant to Section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond September 29, 2009.
Off Balance Sheet Arrangements
Land and Homesite Option Contracts
     In the ordinary course of business, we enter into option contracts to purchase homesites and land held for development. At September 30, 2008 and December 31, 2007, we had non-refundable cash deposits totaling $7.7 million and $56.9 million, respectively, included in inventory in the accompanying unaudited consolidated statements of financial condition. Under these option contracts, we have the right to buy homesites at predetermined prices on a predetermined takedown schedule. Option contracts generally require the payment of a cash deposit and/or the posting of a letter of credit, which is typically less than 20% of the underlying purchase price, and may require monthly maintenance payments. These option contracts are either with land sellers or third party financial entities which have acquired the land to enter into the option contract with us. Homesite option contracts are generally non-recourse, thereby limiting our financial exposure for non-performance to our cash deposits and/or letters of credit. In certain instances, we have entered into development agreements in connection with option contracts, which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount. We have abandoned our rights under certain option contracts that require us to complete the development of land for a fixed reimbursable amount. We recorded net recoveries of $0.6 million for the three months ended September 30, 2008 and net losses of $3.4 million for the nine months ended September 30, 2008 for our estimated obligations under these development agreements, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statement of operations. At September 30, 2008 and December 31, 2007, $13.7 million and $10.3 million are included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition related to these development agreements.
     Certain of our option contracts give the other party the right to require us to purchase homesites or guarantee certain minimum returns. We have abandoned our rights under certain of these option contracts and we have not complied with the notices given to us. These option contracts were previously recorded as financing transactions under SFAS 66 and the inventory was included in inventory not owned and the corresponding liability was included in obligations for inventory not owned. Since we defaulted under or terminated these contracts, we are no longer accounting for these contracts as financing transactions. During the three and nine months ended September 30, 2008, we recorded losses of $5.0 million and $14.5 million, respectively, in connection with the abandonment of these option contracts, for our estimated obligations, which is included in inventory impairments and abandonment costs in the accompanying unaudited consolidated statements of operations. These amounts were computed based on the estimated deficiency between the fair value of the underlying inventory compared to our required purchase price under the option contract. The total required purchase price under these option contracts at September 30, 2008 and December 31, 2007 was $36.3 million and $25.0 million, respectively. At September 30, 2008 and December 31, 2007, $24.0 million and $9.5 million is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     We are subject to the normal obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of our business. We are committed under various letters of credit and performance bonds which are required for certain development activities, deposits on land and deposits on homesite purchase contracts. Under these arrangements, we had total outstanding letters of credit of $19.1 million as of September 30, 2008. As a result of abandoning our rights under option contracts, as of September 30, 2008, we accrued $3.5 million for letters of credit which we anticipated would be drawn due to nonperformance under such contracts. From October 1, 2008 through April 30, 2009, an additional $0.8 million of letters of credit have been drawn related to the abandonment of option contracts which have increased our borrowings outstanding under our Revolving Loan Facility. As discussed, in certain instances, we have entered into development agreements in connection with option contracts which require us to complete the development of the land, at a fixed reimbursable amount, even if we choose not to exercise our option and forfeit our deposit and even if our costs exceed the reimbursable amount.
     At September 30, 2008, we have total outstanding performance / surety bonds of $140.6 million related to land development activities and have estimated our exposure on our outstanding surety bonds to be $54.5 million based on land development remaining to be completed. At September 30, 2008 and December 31, 2007, our accrual totaled $41.8 million and $48.0 million, respectively, for surety bonds where we consider it probable that the surety has a claim for reimbursement for amounts drawn related to defaulted agreements, which is included as a liability subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     Until the establishment of a surety bond program in January 2009, we had no ability to obtain new surety bonds or letters of credit and in some cases, had to post cash deposits with government entities or escrow agents. Under the program approved by the Bankruptcy Court, we have an aggregate $15.0 million available for surety bonds. Surety bonds are issued after notice to creditors who have a right to object. The surety bonds are collateralized by cash deposits maintained in escrow accounts. At April 30, 2009, $2.5 million was maintained as collateral for surety bonds.
Investments in Unconsolidated Joint Ventures
     We have entered into strategic joint ventures that acquire and develop land for our Homebuilding operations and/or that also build and market homes for sale to third parties. Our partners in these joint ventures generally are unrelated homebuilders, land sellers, financial investors or other real estate entities. In some cases our Chapter 11 filings have constituted an event of default under the joint venture lender agreements which have resulted in the debt becoming immediately due and payable, limiting the joint ventures’ access to future capital. In joint ventures where the assets are being financed with debt, the borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint ventures default and to indemnify the lenders for losses resulting from fraud, misappropriation, violations of environmental laws and similar acts. In some cases, we have agreed to make capital contributions to the joint venture sufficient to comply with a specified debt to value ratio. Our obligations become full recourse upon certain bankruptcy events with respect to the joint venture. At September 30, 2008 and December 31, 2007, we had investments in unconsolidated joint ventures of $3.0 million and $9.0 million, respectively. We account for these investments under the equity method of accounting. These unconsolidated joint ventures are limited liability companies or limited partnerships in which we have a limited partnership interest and a minority interest in the general partner. At December 31, 2007, we had receivables of $0.3 million, net of allowances from these joint ventures due to loans and advances, unpaid management fees and other items. At September 30, 2008, we had no receivables from joint ventures.
     In certain instances, we were appointed as the day-to-day manager of the unconsolidated entities and received management fees for performing this function. We earned management fees from these unconsolidated entities of $0 and $0.8 million for the three months ended September 30, 2008 and 2007, respectively, and $0.1 million and $9.0 million for the nine months ended September 30, 2008 and 2007, respectively. These fees are included in income (loss) from unconsolidated joint ventures in the accompanying unaudited consolidated statements of operations.

     We evaluated the recoverability of our investments in and receivables from unconsolidated joint ventures under APB 18 and SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), and recorded total impairments of investments in unconsolidated joint ventures of $5.8 million and $23.4 million for the three months ended September 30, 2008 and 2007, respectively, and $8.6 million and $28.9 million for the nine months ended September 30, 2008 and 2007, respectively. Additionally, during the three months ended September 30, 2008, we recorded $5.3 million of impairments on joint venture receivables (net of a $2.2 million recovery related to a previously written-off joint venture receivable). At September 30, 2008 and December 31, 2007, the accrual related to joint venture obligations was $47.7 million and $74.6 million, respectively, which primarily relates to limited guarantees we issued in connection with our unconsolidated joint ventures. As explained in further detail below, the decrease in the accrual is primarily due to the reduction of loss accruals for certain joint venture obligations totaling $26.9 million established in 2007 and reversed during the nine months ended September 30, 2008.
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
     During 2007, we evaluated the recoverability of our investment in and receivables from Engle/Sunbelt for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $60.7 million, representing the full carrying value our investment in and receivables from Engle/Sunbelt, net of deferred gains of $22.5 million.
     In April 2008, we entered into a settlement agreement with the lenders pursuant to which Engle/Sunbelt agreed to the appointment of a receiver and further agreed to either, at the election of the lenders, deliver a deed in lieu of foreclosure to its assets or consent to a judicial foreclosure. We also agreed to assist the lenders in their efforts to complete certain construction for which we would receive arm’s length compensation. The Bankruptcy Court entered an order approving the settlement agreement. Pursuant to the settlement agreement, on November 20, 2008, we were relieved from our obligations under the completion and indemnity agreements.
TOUSA/Kolter Joint Venture
     In January 2005, we entered into a joint venture with Kolter Real Estate Group LLC to form TOUSA/Kolter Holdings, LLC (“TOUSA/Kolter”) for the purpose of acquiring, developing and selling approximately 1,900 homesites and commercial property in a master planned community in South Florida. The joint venture obtained senior and senior subordinated term loans. We entered into a Performance and Completion Agreement in favor of the lenders under which we agreed, among other things, to construct and complete the horizontal development of the lots and commercial property and related infrastructure in accordance with certain plans. The loans required, among other things, TOUSA/Kolter to have completed the development of certain lots by January 7, 2007. Due to unforeseen and unanticipated delays in the entitlement process and additional development requests by the county and water management district, TOUSA/Kolter was unable to complete the development of these certain lots by the required deadline. On September 21, 2007, and in response to missing the development deadline, TOUSA/Kolter amended the existing loan agreements and we amended the Performance and Completion Agreement to extend the Performance and Completion Agreement development deadline to May 31, 2008. The amendments to the term loan agreements increased the interest rate on the senior term loan by 100 basis points to LIBOR plus 3.25% and by 50 basis points to LIBOR plus 8.5% for the senior subordinated term loan. As a condition to the amendment, we agreed with Kolter Real Estate Group LLC to be responsible for the additional 150 basis points; accordingly, this would be a cost of the lots we acquired from TOUSA/Kolter. The amendment also required us to increase our existing letter of credit by an additional $1.8 million to $12.1 million and place an additional $3.0 million cash deposit on the remaining lots under option. The $3.0 million was used by TOUSA/Kolter to pay down a portion of the senior term loan.
     As we had abandoned our rights under the option contract due to non-performance, we recorded an obligation of $12.1 million for the letter of credit we anticipated would be drawn, wrote-off the $3.0 million cash deposit and $1.0 million in capitalized pre-acquisition costs in 2007. In 2008, the letter of credit was drawn and used to reduce the joint venture’s term loan outstanding.
     The lenders to the joint venture declared the loan to the venture to be in default. The Remargining Agreement required us to pay to the Administrative Agent, upon default of the joint venture, an amount necessary to decrease the principal balance of the loan so that the outstanding balance did not exceed 70% of the value of the joint venture’s assets. Based on the estimated fair value of the assets of the joint venture, we recorded a $54.0 million obligation (which included the $12.1 million letter of credit accrual) in 2007 in connection with our obligation under the re-margining provisions of the loan agreement. We did not record any additional contingent liability under the completion guarantee as the $54.0 million accrual represented the full debt obligation of the joint venture. At December 31, 2007, the obligation of $54.0 million is included in accounts payable and other liabilities in the accompanying unaudited consolidated statements of financial condition. As a result of the 2009 transaction discussed below, we reduced the obligation for $8.5 million of loan forgiveness, $11.7 million of drawn letters of credit and $2.3 million of escrowed interest applied to the loan balance, leaving a remaining obligation at September 30, 2008 of $31.5 million, which is included in liabilities subject to compromise in the accompanying unaudited consolidated statement of financial condition.

     During 2007, we evaluated the recoverability of our investment and receivables from TOUSA/Kolter for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $58.8 million representing the full carrying value of our investment in and receivables from TOUSA/Kolter, net of deferred gains of $12.8 million, which were deferred as a result of the contributed assets and contract assignments to TOUSA/Kolter. Additionally, in 2007 we recorded an obligation of $18.9 million for performance bonds and letters of credit that we placed on behalf of the joint venture, as we considered it probable that we would be required to reimburse these amounts for development remaining to be completed. At September 30, 2008 and December 31, 2007, the obligation for performance bonds and letters of credit of $13.7 million and $18.9 million, respectively, is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
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
Centex/TOUSA at Wellington, LLC
     In December 2005, we entered into a joint venture with Centex Corporation to form Centex/TOUSA at Wellington, LLC (“Centex/TOUSA at Wellington”) for the purpose of acquiring, developing and selling approximately 264 homesites in a community in South Florida. The joint venture obtained a term loan of which $31.0 million was outstanding as of September 30, 2008 and December 31, 2007. The credit agreement requires us to construct and complete the horizontal development of the lots and related infrastructure in accordance with certain agreed upon plans. On August 31, 2007, Centex/TOUSA at Wellington received a notice from the lender requiring the joint venture members to contribute approximately $10.0 million to the joint venture to reduce the outstanding term loan in order to comply with the 60% loan-to-value ratio covenant. We have not made the required equity contribution.
     We evaluated the recoverability of our investment in and receivables from Centex/TOUSA at Wellington for impairment under APB 18 and SFAS 114 respectively, and recorded an impairment of $27.0 million representing the full carrying value of our investment in and receivables from Centex/TOUSA at Wellington during 2007. Based on the estimated fair value of the assets of the joint venture, we recorded a $15.5 million liability in 2007, in connection with our obligation under the re-margining provisions of the loan agreement which represents our portion of the joint venture’s outstanding debt. We did not record any additional contingent liability under the completion guarantee as the $15.5 million accrual represents our portion of the full joint venture debt obligation. At September 30, 2008 and December 31, 2007, the $15.5 million obligation is included in liabilities subject to compromise and accounts payable and other liabilities, respectively, in the accompanying unaudited consolidated statements of financial condition.
     We have entered into an agreement with our joint venture partner pursuant to which we will surrender our interest in the joint venture, be relieved from any liability owed to the venture or under the guarantees and convey our ownership interest in 44 lots to the venture for $1.1 million, less applicable real estate taxes. The agreement is subject to Bankruptcy Court approval.
Layton Lakes Joint Venture
     In connection with our joint venture with Lennar Corporation (the “Layton Lakes Joint Venture”) to acquire and develop land, townhome properties and commercial property in Gilbert, Arizona, we entered into a Completion and Limited Indemnity Agreement for the benefit of the lender to the joint venture.
     We evaluated the recoverability of our investment in and receivables from the Layton Lakes Joint Venture for impairment under APB 18 and SFAS 114, respectively, and recorded an impairment charge of $24.9 million representing the full carrying value of our investment in and receivables from the Layton Lakes Joint Venture during 2007. At that time, we did not record any obligation under the re-margining provision as we were not a party to the re-margining agreement. The remargining agreement required that the outstanding loan balance not exceed 65% of the value of the joint venture’s assets. Additionally, in 2007 we recorded an obligation of $4.4 million for performance bonds that we placed on behalf of the joint venture, as we considered it probable that we would be required to reimburse these amounts for development remaining to be completed. We did not record any additional contingent liability under the completion guarantee as based on the estimated fair value of the assets of the joint venture; we did not believe that it was probable that we would be called to perform under the completion obligation.
     The joint venture also breached various other loan covenants. As a result of our defaults, including our failure to maintain a required net worth, we did not have the right to take down lots or vote as a member of the joint venture.
     Tousa, Tousa Homes, Inc., Lennar and the Town of Gilbert, Arizona entered into a series of agreements pursuant to which, among other things, we surrendered our interest in the joint venture and paid $1.3 million toward completion of certain offsite improvements. In exchange, we were granted an option to continue acquiring lots and the Town of Gilbert agreed to issue certificates of occupancy for certain homes under construction. Tousa, Tousa Homes, Inc., Lennar and Bank Midwest each agreed to mutual releases of claims related to the Layton Lakes Joint Venture. The Bankruptcy Court approved these agreements on November 25, 2008. As a result of this settlement and certain work performed by our joint venture partner, we reversed $4.4 million of our accrual for estimated obligations under the performance bonds during the nine months ended September 30, 2008.
Other
     Certain of our other ongoing unconsolidated land development joint ventures have outstanding debt obligations totaling $12.4 million and $20.6 million at September 30, 2008 and December 31, 2007, respectively. These joint venture borrowings are non-recourse to us except that in certain instances we have agreed to complete certain property development commitments in the event the joint venture defaults and to indemnify the lenders for losses resulting from fraud, misappropriation, violations of environmental laws and similar acts.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in the material set forth in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, and typically include the words “anticipate”, “believe”, “expect”, “estimate”, “project”, and “future.” Specifically, this Form 10-Q contains forward-looking statements including with respect to:
•	our expectations regarding future land sales;

•	our expectations regarding the housing market in 2009 and beyond.
     We do not undertake any obligation to update any forward-looking statements.
     These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. As a result, actual results may differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as increases in interest rates or unemployment rates or declines in median income growth, consumer confidence or the demand for, or the price of, housing;

•	the risks and uncertainties associated with our Chapter 11 cases;

•	the inability to obtain confirmation of our Chapter 11 plan;

•	our ability to motivate and retain key and essential personnel is impacted by the Bankruptcy Code which limits our ability to implement a retention program or take other measures intended to motivate employees to remain with us;

•	we require a significant amount of cash, which may not be available to us;

•	a further decline in the value of our land and home inventories;

•	our ability to dispose successfully of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our ability to compete in our existing markets;

•	the impact of hurricanes, tornadoes or other natural disasters or weather conditions on our business, including the potential for shortages and increased costs of materials and qualified labor and the potential for delays in construction and obtaining government approvals;

•	an increase or change in government regulations or in the interpretation and/or enforcement of existing government regulations;

•	a change in ownership of our stock, as defined in Section 382 of the Internal Revenue Code, which would limit our ability to receive anticipated income tax refunds.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a result of our senior and senior subordinated notes offerings, as of September 30, 2008, $1.1 billion of our outstanding borrowings are based on fixed interest rates. We are exposed to market risk primarily related to potential adverse changes in interest rates on our revolving credit facility, term loans and warehouse lines. The interest rates relative to these borrowings fluctuate with the prime, Federal Funds, LIBOR, and Eurodollar lending rates. As of September 30, 2008, we had an aggregate of $737.0 million drawn under our Revolving Loan Facility and term loans that are subject to changes in interest rates. An increase or decrease of 1% in interest rates will change our annual debt service payments by $7.4 million per year.
     The failure to pay interest on certain notes and the filing of the Chapter 11 cases has constituted events of default or otherwise triggered repayment obligations under a number of instruments and agreements relating to our direct and indirect financial obligations. As a result of the events of default, all our obligations became automatically and immediately due and payable and have been reflected as such in the following table. We believe that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 cases and therefore, are not entitled to interest.
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

     Our Annual Report on Form 10-K for the year ended December 31, 2007 contains further information regarding our market risk. As of September 30, 2008, there have been no material changes in our market risk since December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2008. Based on such evaluation, such officers have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective solely due to our failure to file this Form 10-Q on a timely basis. This failure was the result of our Chapter 11 bankruptcy process and our reorganization plans which have required substantial effort from our limited finance, accounting and management personnel. We continue to apply controls and procedures consistent with prior periods.
Changes In Internal Control
     During the three months ended September 30, 2008, we made the following change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting:
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
     On September 19, 2008, the Bricklayers filed a Consolidated Amended Class Action Complaint (the “amended complaint”). This amended complaint dropped many of the parties previously named as defendants in the consolidated complaint, including TOUSA, leaving only Antonio B. Mon, Tommy McAden, David J. Keller and Randy L. Kotler as defendants in the suit. The amended complaint also dropped the Section 11 and Section 15 claims, leaving the claims under Section 10(b) of the Exchange Act and Rule 10b-5, as well as the claims made under Section 20(a) of the Exchange Act. Defendants Mon, Keller and Kotler filed motions to dismiss the amended complaint on November 21, 2008. Defendant McAden had not yet been served, but his counsel recently entered an appearance and filed a motion to dismiss on March 2, 2009. The plaintiffs filed its opposition to the motions to dismiss on March 24, 2009. Defendants’ replies in support of their motions to dismiss were due on May 13, 2009. A trial date has not yet been set.
Proceeding by Official Committee of Unsecured Creditors
     In re TOUSA, Inc., Docket No. 08-10928-JKO; Adv. Pro No. 08-1435-JKO. We and certain of our subsidiaries are involved in an adversary proceeding brought as part of our Chapter 11 proceedings. On July 14, 2008, the Official Committee of Unsecured Creditors of TOUSA, Inc. (the “Committee”) commenced an adversary proceeding (the “Committee Action”) as part of our and certain of our subsidiaries’ (collectively, the “Debtors”) Chapter 11 proceedings in United States Bankruptcy Court for the Southern District of Florida. The Debtors were originally non-parties to the Committee Action, but have since been named as third-party defendants by certain of the original defendants in the Committee Action.
     The Committee Action seeks to avoid certain allegedly fraudulent and preferential pre-petition transfers of up to $800 million the Debtors made in connection with the settlement of litigation related to the Transeastern Joint Venture (the “Transeastern Settlement”), and further seeks to avoid as a preferential transfer any security interest that may have been granted by any of the Debtors to certain lenders in a tax refund of approximately $207.0 million that the Debtors received in 2008. The Committee’s original complaint (the “Complaint”) named over 60 defendants, including the lenders under the credit agreements funding the Transeastern Joint Venture (the “Transeastern Lenders”), as well as the original lenders (and their successors and assigns) and administrators under the credit agreements entered into as a result of the Transeastern Settlement (the “New Credit Agreements”). The Debtors are not defendants to the Committee’s claims in the Committee Action.
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
     On October 17, 2008, the Committee filed an Amended Complaint. The Amended Complaint contained additional allegations regarding the Revolver, and added new defendants. Citicorp moved to dismiss the claims in the Amended Complaint relating to the Revolver. In addition, the Transeastern Lenders moved to dismiss all claims against them. The Court denied the Transeastern Lenders’ motion to dismiss. The Court granted Citicorp’s motion to dismiss the Revolver claims in the Amended Complaint, but again granted the Committee leave to file a second amended complaint consistent with the Court’s specific guidance on the revolver issue. After initially filing a Second Amended Complaint again including claims related to the Revolver, on February 4, 2009, the Committee filed a Third Amended Complaint which did not include claims relating to the Revolver. The Committee has, however, appealed to the District Court the dismissal of the Revolver claims in the Amended Complaint.
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
     On February 24, 2009, the Senior Transeastern Lenders and the CIT Group/Business Credit, Inc. (“CIT”) each filed a Counterclaim and Third-Party Complaint against certain of the Debtors. The Senior Transeastern Lenders and CIT allege that they are entitled to indemnification against any recovery the Committee receives as a result of the Committee’s fraudulent transfer claims under the terms of the August 1, 2005 Senior Credit Agreement signed by certain of the Debtors in connection with the formation of the Transeastern Joint Venture. The Senior Transeastern Lenders and CIT seek recoupment for the full amount of any recovery against them on each of the Committee’s fraudulent transfer claims. On April 1, 2009, the third-party defendant Debtors moved to strike, or in the alternative to sever and stay, the claims asserted against them in the Senior Transeastern Lenders’ and CIT’s Counterclaims and Third-Party Complaints. A hearing on the third-party Debtor’s motion is currently scheduled for May 28, 2009.
     Discovery in the Committee Action, the Citicorp Third-Party Complaint, and the Wells Fargo Third-Party Complaint is currently ongoing. Pursuant to the amended case management order entered by the Court on November 11, 2008, current and former employees of the Debtors, the parties and various non-parties have been deposed.
     On February 26, 2009, the court entered an order granting the Debtors’ motion to compel mediation of the case. The non-binding judicial settlement conference was conducted by Judge Laurel Isicoff on March 23, 2009 and March 24, 2009. On April 14, 2009, Judge Isicoff reported that the parties were at an impasse with respect to the Committee’s claims against the First Lien Term Loan Lenders, the First Lien Revolver Lenders, and the Senior Transeastern Lenders. Judge Isicoff further reported that the other Defendants had either reached an agreement with the Committee or were continuing settlement discussions. Trial is currently scheduled for the weeks of July 13, 2009 and July 20, 2009.

Potential Claim by the Official Committee of Unsecured Creditors of TOUSA
On October 26, 2007, the TOUSA Board of Directors received a letter from counsel to a group of holders of TOUSA senior and subordinated notes (the “Noteholder Group”). TOUSA did not file for bankruptcy protection as requested by the Noteholder Group, but did later file for bankruptcy in January 2008. On February 27, 2009 the Official Committee of Unsecured Creditors of TOUSA filed a motion seeking standing to pursue claims against members of certain Debtor-Subsidiaries’ boards of directors as well as the majority shareholder of TOUSA, Tech SA, in connection with the July 31, 2007 transaction. The Court has not yet heard or ruled upon the Committee’s motion.
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
     Universal Land Title, Inc. and Preferred Home Mortgage Company filed a motion to dismiss the second amended complaint. On February 13, 2009, the court dismissed all nine counts of the second amended complaint as to both Universal Land Title, Inc. and Preferred Home Mortgage Company, but granted Plaintiffs leave to amend their complaint.
     On March 23, 2009, Plaintiffs filed their Third Amended Complaint and, with the exception of the claim for strict liability, re-alleged eight of the previously dismissed causes of action against Universal Land Title, Inc. and Preferred Home Mortgage Company. On April 29, 2009, Preferred Home Mortgage Company and Universal Land Title, Inc. filed their motion to dismiss the Third Amended Complaint. On April 30, 2009, Plaintiffs filed a notice voluntarily dismissing certain counts, and the only claims that remain pending as to Preferred Home Mortgage Company and Universal Land Title, Inc. are counts for negligence and civil conspiracy.
     Based upon the early stage of the litigation and discovery, and depending upon the success of the motion to dismiss the Third Amended Complaint, we are unable to evaluate the likelihood of an unfavorable outcome or the range of liability in such event.
Chinese Drywall
     TOUSA Homes, Inc. was named as a defendant in a purported class action lawsuit pending in the United States District Court for the Southern District of Florida on behalf of certain homeowner plaintiffs in Southwest Florida. (Karen Vickers, et al., v. TOUSA Homes, Inc., et al., No. 09-20510-CIV-GOLD/MCALILEY). The complaint alleges the plaintiff homeowners were sold homes containing drywall that is inherently defective (“Chinese Drywall”), because it emits various sulfide gasses and/or other chemicals through “off gassing” that purportedly causes property damage and potential health hazards. The plaintiff’s have voluntarily withdrawn the complaint without prejudice. We are in the process of responding to notice of the alleged defect pursuant to Florida Statutes chapter 558. TOUSA Homes, Inc. was named, but has not been served in an additional purported class action lawsuit making similar allegations in the Lee County, Florida Circuit Court (Joyce Dowdy Revocable Trust, et. al v. Engle Homes, Inc. et. al, No. 09-CA-1158).
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

TOUSA, Inc.
Date: May 26, 2009	By:	/s/ Tommy L. McAden
		Name:	Tommy L. McAden
		Title:	Executive Vice President, Director and Chief Financial Officer

Date: May 26, 2009	By:	/s/ Angela F. Valdes
		Name:	Angela F. Valdes
		Title:	Vice President and Chief Accounting Officer